Form 10QSB
period 1996-06-30
BNCCORP INC
filed 1996-08-12
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                      -----
                                   FORM 10-QSB
                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________


                           Commission File No. 0-26290


                                  BNCCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                   45-0402816
(State or other jurisdiction of               (IRS, Employer Identification No.)
incorporation or organization



                                  322 East Main
                          Bismarck, North Dakota 58501
                    (Address of principal executive offices)
                                 (701) 250-3040
                           (Issuer's telephone number)


                                 Not Applicable
- - -------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 1, 1996: 2,338,720

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 (In Thousands Except Share and Per Share Data)

                ASSETS                                   June 30,   December 31,
                                                           1996          1995
                                                          ---------   ---------
                                                         (Unaudited)   (Audited)
CASH AND DUE FROM BANKS ................................  $   6,631   $  11,259
FEDERAL FUNDS SOLD .....................................        350       2,950
SECURITIES AVAILABLE FOR SALE ..........................     56,513      88,496
INVESTMENT IN FEDERAL RESERVE BANK AND FEDERAL HOME
   LOAN BANK STOCKS ....................................      6,104       5,920
LOANS, net of allowance for loan losses of $1,169 and
   $1,049                                                   175,253     119,635
BANK PREMISES AND EQUIPMENT, net .......................      6,434       5,778
ACCRUED INTEREST RECEIVABLE ............................      2,222       1,963
OTHER ASSETS ...........................................      1,002         439
COST IN EXCESS OF NET ASSETS ACQUIRED, net .............      3,813       3,959
                                                          ---------   ---------
                                                          $ 258,322   $ 240,399
                                                          =========   =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing .................................  $  15,188   $  16,874
   Interest-bearing -
      Savings, NOW, Money Market .......................     45,728      50,732
      Time Deposits Over $100,000 ......................     23,160      16,576
      Other time deposits ..............................    123,351     126,866
SHORT TERM BORROWINGS ..................................     19,640       1,000
LONG TERM BORROWINGS ...................................      7,100       3,354
OTHER LIABILITIES ......................................      3,064       4,110
                                                          ---------   ---------
      Total Liabilities ................................    237,231     219,512
                                                          ---------   ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding ......       --          --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,364,100 shares issued,
      2,338,720 shares outstanding .....................         23          23
   Capital surplus .....................................     13,768      13,776
   Retained earnings ...................................      7,751       7,170
   Treasury stock (25,380 shares) ......................       (216)       (216)
   Unrealized gain (loss) on securities available
      for sale (235) ...................................        134
                                                          ---------   ---------
      Total Stockholders' Equity .......................     21,091      20,887
                                                          ---------   ---------
                                                          $ 258,322   $ 240,399
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                             For the Three      For the Six
                                             Months Ended       Months Ended
                                                June 30,           June 30,
                                            ----------------   ----------------
                                              1996     1995      1996     1995
                                            -------  -------   -------  -------
INTEREST INCOME:
   Interest on loans .....................  $ 3,756  $ 2,769   $ 6,945  $ 5,415
   Interest on investment securities-
      U.S. Treasury and agency ...........      192       60       398      138
      State and municipal ................       18       33        38       56
      Other ..............................    1,046      424     2,116      716
                                            -------  -------   -------  -------
      Total Interest Income ..............    5,012    3,286     9,497    6,325
                                            -------  -------   -------  -------
INTEREST EXPENSE:
   Deposits ..............................    2,324    1,548     4,706    2,804
   Short-term borrowings .................      254      118       341      242
   Long-term borrowings ..................       92       85       160      167
                                            -------  -------   -------  -------
      Total Interest Expense .............    2,670    1,751     5,207    3,213
                                            -------  -------   -------  -------
      Net interest income ................    2,342    1,535     4,290    3,112
PROVISION FOR LOAN LOSSES ................      135       42       219       84
                                            -------  -------   -------  -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES .......................    2,207    1,493     4,071    3,028
                                            -------  -------   -------  -------
NONINTEREST INCOME:
   Fees on loans .........................      309       95       473      250
   Service charges .......................      101       95       200      177
   Rental income .........................        9       11        18       19
   Net gain (loss) on sales of securities         8       (2)       13      (25)
   Other .................................       94       78       188      162
                                            -------  -------   -------  -------
      Total Noninterest Income ...........      521      277       892      583
                                            -------  -------   -------  -------
NONINTEREST EXPENSE:
   Salaries and wages ....................    1,061      764     2,037    1,497
   Occupancy .............................      181       87       321      181
   Depreciation and amortization .........      246      114       465      227
   FDIC and other assessments ............       72       84       143      168
   Professional services .................      102       43       205       93
   Office supplies, telephone & postage ..      124       85       245      152
   Marketing and promotion ...............      103       50       215      112
   Other .................................      167      142       391      268
                                            -------  -------   -------  -------
      Total Noninterest Expense ..........    2,056    1,369     4,022    2,698
                                            -------  -------   -------  -------
INCOME BEFORE INCOME TAXES ...............      672      401       941      913
INCOME TAXES .............................      233      151       360      352
                                            -------  -------   -------  -------
      Net Income .........................  $   439  $   250   $   581  $   561
                                            =======  =======   =======  =======
NET INCOME PER COMMON SHARE
   (Primary and Fully Diluted) ...........  $  0.19  $  0.21   $  0.25  $  0.46
                                            =======  =======   =======  =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In Thousands)
                                   (Unaudited)
                                                               1996       1995
                                                            --------   --------
OPERATING ACTIVITIES:
Net Income ...............................................  $    581   $    561
Adjustments to reconcile net income to net cash provided
   by operating activities
      Provision for loan losses ..........................       219         84
      Depreciation and amortization ......................       465        227
      Loans recovered ....................................       144        127
      Change in accrued interest receivable and other
          assets .........................................      (350)    (1,076)
      (Gain) loss on sale of securities ..................       (13)        25
      Change in other liabilities, net ...................    (1,046)       403
      Originations of loans to be participated ...........   (13,075)   (43,872)
      Proceeds from participations of loans ..............    13,075     43,872
                                                            --------   --------
      Net cash provided by operating activities ..........         0        351
                                                            --------   --------
INVESTING ACTIVITIES:
      Net change in federal funds sold ...................     2,600     (6,250)
      Purchases of investment securities .................    (7,472)   (20,731)
      Sales of investment securities .....................    34,478     16,292
      Maturities of investment securities ................     4,437      1,467
      Net change in loans ................................   (55,982)    (7,853)
      Purchases of bank premises and equipment ...........      (886)      (390)
      Purchase of land for future development ............      (560)      --
                                                            --------   --------
      Net cash used in investing activities ..............   (23,385)   (17,465)
                                                            --------   --------
FINANCING ACTIVITIES:
      Net change in demand, savings, NOW and money
         market accounts .................................    (6,690)    (2,552)
      Net change in time deposits ........................     3,069     20,165
      Net change in borrowings ...........................    22,386        149
      Initial public offering expenses ...................        (8)      --
      Dividends paid to minority stockholders ............      --          (91)
                                                            --------   --------
      Net cash provided by financing activities ..........    18,757     17,671
                                                            --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....    (4,628)       557
CASH AND CASH EQUIVALENTS, beginning of period ...........    11,259      5,396
                                                            --------   --------
CASH AND CASH EQUIVALENTS, end of period .................  $  6,631   $  5,953
                                                            ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid ......................................  $  5,894   $  2,718
                                                            ========   ========
      Income taxes paid ..................................  $    181   $    310
                                                            ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 1996
                                 (In Thousands)
                                   (Unaudited)
                                                                                           Unrealized
                                                                                           Gain/(Loss)
                                                                                          on Securities
                                  Common Stock                  Capital       Retained       Treasury    Available for
                                    Shares        Amount        Surplus       Earnings         Stock         Sale            Total
                                   ---------     ---------     ---------      ---------     ---------      ---------      ---------

BALANCE, December 31, 1995 ....     2,364,100     $      23     $  13,776      $   7,170     $    (216)     $     134      $  20,887

Net income ...................          --            --            --              581          --             --              581

Change in unrealized gain
   (loss) on securities
   available for sale
   (net of tax) ..............          --             --            --            --            --            (369)           (369)

Initial public offering
   expenses ..................          --            --              (8)          --            --             --               (8)
                                   ---------     ---------     ---------      ---------     ---------      ---------      ---------

BALANCE, June 30, 1996 .......     2,364,100     $      23     $  13,768      $   7,751     $    (216)     $    (235)     $  21,091
                                   =========     =========     =========      =========     =========      =========      =========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1996


NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by BNCCORP, Inc. (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1996.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto.


NOTE 2 - Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares pertaining to common stock options, warrants and convertible debentures, if dilutive, using the Treasury Stock method.

Primary and fully diluted earnings per share for the three and six month periods ended June 30, 1996 and 1995 are based upon 2,338,720 and 1,212,720 shares, respectively.

NOTE 3 - Sales and Acquisitions

During May 1996, the Company acquired a nonbank commercial finance company, BNC Financial Corporation, St. Cloud, Minnesota. The Company provided initial capital of $1.0 million to the wholly-owned subsidiary, which is engaged in asset-based commercial financing and manages a consulting services division. The consulting services division provides a number of services including credit process review, pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

The Company continues to engage in an active  acquisition  program.  Pursuant to that program, the Company is presently considering or participating in discussions concerning additional acquisitions. At the present time, the Company has no binding commitments, agreements or understandings to acquire any additional financial institutions, but additional agreements may be negotiated or entered into at any time.


Item 2.    Management's Discussion and Analysis or Plan of Operation

                                     General

During the second quarter of 1996, the Company continued to generate significant loan volume. Net loans increased from $147.8 million at March 31, 1996 to $175.3 million at June 30, 1996, an increase of 18.6%. Net loans have increased $55.6 million, or 46.6%, from $119.6 million at December 31, 1995. As anticipated, a significant amount of loan volume has been generated at the Company's De Novo bank, BNC National Bank of Minnesota, Minneapolis, Minnesota ("BNC- Minnesota"). BNC National Bank of Bismarck (North Dakota) ("BNC-North Dakota") is also experiencing steady loan growth. This strong loan demand has resulted in the continued shift of assets from lower yielding investments to higher yielding loans and has contributed to improvement of the Company's net interest margin during the second quarter of 1996 in comparison to the third and fourth quarters of 1995 and the first quarter of 1996. (See "Comparison of Operating Results for the Three Months Ended June 30, 1996 and 1995 - Net Interest Income" and "Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995
- - - Net Interest Income".)

                      Comparison of Financial Condition at
                       June 30, 1996 and December 31, 1995

Assets. Total assets of the company increased 7.4% from $240.4 million at December 31, 1995 to $258.3 million at June 30, 1996. The anticipated change in asset mix continues. Cash and due from banks decreased $4.6 million from $11.2 million at December 31, 1995 to $6.6 million at June 30, 1996. This decrease was primarily due to the Company's investment in BNC-Minnesota of $5.0 million which was subsequently used to fund loan growth of the bank. The Company had $350,000 of federal funds sold at June 30, 1996 as compared with $3.0 million at December 31, 1995. Investment in securities available for sale decreased $32.0 million from $88.5 million at December 31, 1995 to $56.5 million at June 30, 1996. This decrease, as noted earlier, is the result of conversion of funds from matured or sold investments to loans. Investment in Federal Reserve and Federal Home Loan Bank stocks increased $184,000 from $5.9 million at December 31, 1995 to $6.1 million at June 30, 1996. The increase was due to the purchase of Federal Reserve stock by BNC-Minnesota and the purchase of additional Federal Reserve stock by BNC-North Dakota.

Net loans increased $55.6 million from $119.6 million at December 31, 1995 to $175.3 million at June 30, 1996, an increase of 46.6%. Investment in bank premises and equipment increased $656,000 from $5.8 million at December 31, 1995 to $6.4 million at June 30, 1996. The increase was due mostly to leasehold improvements and the purchase of furniture and equipment at BNC- Minnesota. Accrued interest receivable increased $200,000 from $2.0 million at December 31, 1995 to $2.2 million at June 30, 1996. Other assets increased $600,000 from $400,000 at December 31, 1995 to $1.0 million at June 30, 1996. This increase was attributable mainly to the purchase, by the parent company, of land for future expansion.

Allowance For Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and six month periods ended June 30, 1996.

                                             Three Months     Six Months
                                                 Ended           Ended
                                             June 30, 1996   June 30, 1996
                                             -------------     ----------
                                            (In Thousands)   (In Thousands)
                                              (Unaudited)     (Unaudited)

      Balance, Beginning of Period .............  $   1,136    $   1,048

      Provision Charged to Operations ..........        135          219

      Loans Charged Off ........................       (241)        (242)

      Recoveries of Loans Previously Charged Off        139          144
                                                  ---------    ---------
      Balance, End of Period ...................  $   1,169    $   1,169
                                                  =========    =========
      Ending Loan Portfolio (net of interest
            collected and not earned) ..........  $ 176,422
                                                  =========
      Allowance for Loan Losses as a Percentage
            of Ending Portfolio ................       .66%


Of the $242,000 of charge-offs for the first half of 1996, $218,000 was attributable to a participation in a Florida municipal lease purchased several years ago.

The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the allowance in excess of the amount of loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, economic conditions and regular examinations of loan portfolios conducted by the Company's staff, loan process review consultants, and state and federal supervisory authorities.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:
                                                         June        December
                                                        30, 1996     31, 1995
                                                      ------------  ------------
                                                               (In Thousands)
                                                          (Unaudited)  (Audited)

Nonperforming Loans:
      Loans 90+ Days Past Due ............................    $  351     $  290
      Nonaccrual Loans ...................................       180         71
      Restructured Loans .................................       157        119
                                                              ------     ------
Total Nonperforming Loans ................................    $  688     $  480
Other Real Estate Owned ..................................      --         --
                                                              ------     ------
Total Nonperforming Assets ...............................    $  688     $  480
                                                              ======     ======

Allowance for Loan Losses ................................    $1,169     $1,048

Ratio of Total Nonperforming Assets to Total Assets ......      0.27%      0.20%

Ratio of Total Nonperforming Loans to Total Loans ........      0.39%      0.40%

Ratio of Allowance for Loan Losses to Total
      Nonperforming Loans ................................    169.91%    218.33%


Nonperforming loans consist of loans 90 or more days past due for which the company continues to accrue interest, nonaccrual loans, and loans on which the original terms have been restructured.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition.

Other real estate owned ("OREO") includes property acquired by the Company in foreclosure proceedings or under agreements with delinquent borrowers. The Company had no real estate property classified as OREO at December 31, 1995 or at June 30, 1996.

Liabilities. Total deposits decreased $3.6 million, or 1.7% from $211.0 million at December 31, 1995 to $207.4 million at June 30, 1996. Time deposits increased $3.1 million from $143.4 million at December 31, 1995 to $146.5 million at June 30, 1996 while savings, NOW and money market accounts decreased $5.0 million from $50.7 million at December 31, 1995 to $45.7 million at June 30, 1996. Noninterest bearing deposits decreased $1.7 million from $16.9 million at December 31, 1995 to $15.2 million at June 30, 1996. Federal funds purchased, Federal Reserve borrowings, Federal Home Loan Bank borrowings and securities sold under agreement to repurchase increased $18.6 million from $1.0 million at December 31, 1995 to $19.6 million at June 30, 1996. Long-term borrowings increased $3.7 million from $3.4 million at December 31, 1995 to $7.1 million at June 30, 1996. Short term borrowings increased due to the need to fund unexpected loan growth at BNC-Minnesota. Long term borrowings provided funds for capital injections into BNC Financial Corporation and BNC-North Dakota as well as loans at BNC Financial Corporation. Other liabilities decreased $1.0 million from $4.1 million at December 31, 1995 to $3.1 million at June 30, 1996.

Stockholders' Equity. The Company's equity capital increased $204,000 during the six months ended June 30, 1996. Of this increase, $581,000 resulted from net earnings of the Company offset by a $369,000 "mark to market" adjustment to securities available for sale and $8,000 of additional expenses related to the Initial Public Offering ("IPO") which were offset against capital surplus.

                     Comparison of Operating Results for the
                    Three Months Ended June 30, 1996 and 1995

General. Net income increased $189,000, or 75.6% from $250,000 for the three months ended June 30, 1995 to $439,000 for the three months ended June 30, 1996. Earnings per share were $.19 for the second quarter of 1996 compared with earnings per share of $.21 for the same period last year. The drop in earnings per share is caused by the Company's IPO completed in July 1995 which increased the number of shares outstanding from 1,212,720 at June 30, 1995 to 2,338,720 at June 30, 1996. The return on average equity was 8.41% and the return on average assets was .71% compared with 9.79% and .63%, respectively, for the same period of 1995.

Net Interest Income. Net interest income increased $807,000, or 52.6%, from $1.5 million for the three months ended June 30, 1995 to $2.3 million for the three months ended June 30, 1996.

The Company's balance sheet size and mix has changed from the quarter ended June 30, 1995 to the quarter ended June 30, 1996. Overall interest income increased $1.7 million, or 51.5%, from $3.3 million for the three months ended June 30, 1995 to $5.0 million for the three months ended June 30, 1996. This increase is primarily due to an increase in average earning assets of $84.9 million from $146.4 million for the quarter ended June 30, 1995 to $231.3 million for the quarter ended June 30, 1996. Asset mix has also changed with loans totalling 78.7% of average interest earning assets for the quarter ended June 30, 1995 as compared to 69.2% of average interest earning assets for the quarter ended June 30, 1996.

This shift in asset mix occurred primarily because of the purchase and investment of $94 million of deposits from First Bank System in August 1995 (former Metropolitan Federal Savings Bank branches ("MFSB")). The conversion of these investments to higher yielding loans over the course of the past nine months has had a positive impact on the Company's interest income. This trend has been demonstrated during the first and second quarters of 1996 as net loan volume increased $55.6 million while investments in securities available for sale decreased $32.0 million. As of June 30, 1996, loans totalled 68.3% of total assets in comparison to 50.2% at December 31, 1995.

During the second quarter of 1996, the Company's interest expense increased $919,000, or 52.5%, from $1.8 million for the three months ended June 30, 1995 to $2.7 million for the three months ended June 30, 1996. This increase was caused by an increase in average interest bearing liabilities of $77.2 million, or 57.0%, from $135.5 million for the second quarter of 1995 compared to $212.7 million for the second quarter of 1996. This increase resulted primarily from the purchased MFSB deposits.

The Company experienced a 14 basis point reduction in net interest margin during the second quarter of 1996 (4.07%) in comparison to the second quarter of 1995 (4.21%). The net interest margin for the second quarter of 1996 included a benefit of approximately 10 basis points (.10 percent) due to reclassification of income relative to discount accretion in the bond portfolio. Although the Company's net interest margin for the second quarter of 1996 is lower than the net interest margin for the same period last year and was positively impacted by the adjustment noted above, it is still encouraging in that it is 83 basis points higher then the net interest margin for the third and fourth quarters of 1995 and 48 basis points higher then the net interest margin for the first quarter of 1996. Continued improvement in the Company's net interest margin is contingent upon several factors including the movement of interest rates, future loan activity and the Company's overall liquidity position.

The average yield on interest earning assets declined 2.8%, or 25 basis points, from 8.97% for the three months ended June 30, 1995 to 8.72% for the three months ended June 30, 1996. Offsetting the decrease in yield on earning assets was a decrease in cost of funds. The average cost of total interest-bearing liabilities decreased 2.5%, or 13 basis points, from 5.18% for the quarter ended June 30, 1995 to 5.05% for the quarter ended June 30, 1996. The average cost of total deposits increased 0.9%, or 4 basis points, from 4.58% for the quarter ended June 30, 1995 to 4.62% for the quarter ended June 30, 1996.

The average cost of short- and long-term borrowings decreased during second quarter 1996 as compared to the same period in 1995. The average cost of short-term borrowings decreased 3.3% from 5.80% for the quarter ended June 30, 1995 to 5.61% for the quarter ended June 30, 1996. The average cost of long-term borrowings decreased 23.3% from 10.06% for the three months ended June 30, 1995 to 7.72% for the three months ended June 30, 1996. While these decreases in cost of borrowings benefited the Company's net interest margin, the average balances to which they apply represent only $11.5 million or 8.5% of average total interest-bearing liabilities for the quarter ended June 30, 1995 and $23.0 million or 10.8% of average total interest-bearing liabilities for the quarter ended June 30, 1996.

Provision for Loan Losses. The provision for loan losses was $135,000 during the quarter ended June 30, 1996 and $42,000 for the quarter ended June 30, 1995. The increase in provision is due to loan growth during the first and second quarters of 1996.

Noninterest Income. Noninterest income increased $244,000 or 88.1%, from $277,000 for the three months ended June 30, 1995 to $521,000 for the three months ended June 30, 1996. This increase was primarily the result of an increase in loan fees of $214,000.

Noninterest Expense. Noninterest expense increased $687,000 or 50.2% from $1.4 million for the three months ended June 30, 1995 to $2.1 million for the three months ended June 30, 1996. Salaries and wages increased $297,000 as the Company's full time equivalent employees rose to 104 at June 30, 1996 as compared to 53 as of June 30, 1995. Other noninterest expenses increased due mainly to the costs associated with operating 11 locations as compared to 5 facilities the previous year.

Income Tax Expense. Federal and state income taxes increased by $82,000 or 54.3%, from $151,000 for the three months ended June 30, 1995 to $233,000 for the three months ended June 30, 1996. This increase was primarily the result of an increase in pre-tax income of $271,000. The effective tax rate for the three months ended June 30, 1996 was 34.7% as compared to 37.7% for the same period one year ago.

Earnings Per Share. Earnings per share were $0.19 for the quarter ended June 30, 1996 as compared with $0.21 for the quarter ended June 30, 1995 and were impacted by the Company's IPO which increased weighted average shares outstanding for the quarter ended June 30, 1996 to 2,338,720 in comparison with 1,212,720 for the quarter ended June 30, 1995. The effect of this increase in weighted average shares outstanding was a $0.17 per share reduction in earnings per share.

Return on Equity. Return on average equity (ROE) decreased 14.1% from 9.79% for the quarter ended June 30, 1995 to 8.41% for the quarter ended June 30, 1996, principally because of the increase in shareholders' equity resulting from the IPO.

                     Comparison of Operating Results for the
                     Six Months Ended June 30, 1996 and 1995

General. Net income increased $20,000, or 3.6% from $561,000 for the six months ended June 30, 1995 to $581,000 for the six months ended June 30, 1995. Earnings per share were $.25 for the first six months of 1996 compared with $.46 for the same period last year. As previously noted, the drop in earnings per share is caused by the increase in outstanding shares resulting from the Company's July 1995 IPO. The return on equity was 5.55% and the return on average assets was
 .48% compared with 11.05% and .73%, respectively, for the same period of 1995.

Net Interest Income. Net interest income increased $1.2 million or 38.7% from $3.1 million during the six months ended June 30, 1995 to $4.3 million during the six months ended June 30, 1996. The Company's balance sheet size and mix has changed from the six months ended June 30, 1995 to the six months ended June 30, 1996. Overall interest income increased $3.2 million, or 50.8% from $6.3 million for the six months ended June 30, 1995 to $9.5 million for the six months ended June 30, 1996. This increase was primarily a result of an increase of $83.4 million in average earning assets from $141.5 million for the six months ended June 30, 1995 to $224.9 million for the six months ended June 30, 1996. Asset mix also changed with loans totalling 80.4% of average interest earning assets for the six months ended June 30, 1995 as compared to 65.9% of average interest earning assets for the six months ended June 30, 1996.

As previously  noted, the shift in asset mix occurred  primarily  because of the purchase and investment of $94 million of deposits from First Bank System in August 1995. The conversion of these investments to higher yielding loans over the course of the past nine months has had a positive impact on the Company's interest income. Over the past six months, net loan volume increased $55.6 million while investment in securities available for sale decreased $32.0 million. Loans totalled 68.3% of total assets at June 30, 1996 as compared to 50.2% at December 31, 1995.

Yield on earning assets for the six months ended June 30, 1996 was 8.47% as compared to 8.94% for the same period in 1995. During this same period, interest expense increased $2.0 million or 62.5% from $3.2 million for the six months ended June 30, 1995 to $5.2 million for the six months ended June 30, 1996, primarily as a result of an increase of $76.0 million in average interest bearing liabilities as well as an increase in average cost of those liabilities of 2.8% from 4.95% to 5.09%.

For the six months ended June 30, 1996 the Company experienced a reduction in net interest margin of 13.5% or 60 basis points from 4.44% for the six months ended June 30, 1995 to 3.84% for the six months ended June 30, 1996. The net interest margin for the six month period ending June 30, 1996 is impacted by the net interest margin of 3.59% for the quarter ended March 31, 1996. As previously noted, however, improvement in net interest margin has occurred in the second quarter of 1996. Continued improvement is contingent upon those factors previously noted.

The yield on average earning assets decreased 47 basis points for the six months ended June 30, 1996 as compared to the same period last year due primarily to the prime rates in 1996 which have been 50 to 75 basis points lower than the rates for the same period in 1995. The average cost of interest-bearing liabilities increased 10 basis points, (as compared to the six months ended June 30, 1995) putting additional pressure on the Company's net interest margin. The average cost of interest-bearing deposits increased 4.4% from 4.78% for the six months ended June 30, 1995 to 4.99% for the six months ended June 30, 1996, an increase of 21 basis points.

Impacting the net interest margin favorably was the fact that the Company experienced decreases in average cost of federal funds purchased, repurchase agreements, FHLB borrowings and long-term borrowings. The average cost of federal funds purchased, repurchase agreements and FHLB borrowings decreased 8.1% from 6.04% for the six months ended June 30, 1995 to 5.59% for the six months ended June 30, 1996. The average cost of long-term borrowings decreased 19.0% from 9.89% for the six months ended June 30, 1995 to 8.01% for the six months ended June 30, 1996. The average balances to which these rates applied, however, represent only 8.9% and 7.9% of total average interest-bearing liabilities for the six months ended June 30, 1995 and 1996, respectively.

Provision for Loan Losses. The provision for loan losses was $219,000 for the six months ended June 30, 1996 as compared to $84,000 for the six months ended June 30, 1995. The increased provision is due to rapid loan growth during the first half of 1996.

Noninterest Income. Noninterest income increased $309,000, or 53.0%, from $583,000 for the six months ended June 30, 1995 to $892,000 for the six months ended June 30, 1996. This increase was primarily the result of an increase in loan fees of $223,000 combined with slight increases in other noninterest income categories.

Noninterest Expense. Noninterest expense increased $1.3 million or 48.1% from $2.7 million for the six months ended June 30, 1995 to $4.0 million for the six months ended June 30, 1996. Salaries and wages increased $540,000 due to the increase in staff noted earlier. Other noninterest expense categories increased due to the changes in corporate structure occurring in late 1995 and the first half of 1996. During that time period, the Company purchased six branch offices in North Dakota, chartered a new bank in Minneapolis, Minnesota (BNC-Minnesota), and acquired a nonbank finance company in St. Cloud, Minnesota. The Company now operates 11 facilities in North Dakota and Minnesota as compared to 5 facilities 1 year ago.

Income Tax Expense. Federal and state income taxes increased by $8,000, or 2.3%, from $352,000 for the six months ended June 30, 1995 to $360,000 for the six months ended June 30, 1996. This increase was primarily the result of an increase in pre-tax income of $28,000. The effective tax rate for the six months ended June 30, 1996 was 38.3% as compared to 38.6% for the same period one year go.

Earnings Per Share. Earnings per share were $.25 for the six months ended June 30, 1996, a decrease of $.21 from $.46 for the six months ended June 30, 1995. Impact of the increase in shares caused by the Company's IPO (July 1995) was a reduction of $.23.

Return on Equity. Return on average equity (ROE) decreased 49.8% from 11.05% for the six months ended June 30, 1995 to 5.55% for the six months ended June 30, 1996. ROE was also impacted by the increase in shareholders' equity resulting from the IPO.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting held on June 19, 1996, the results of matters voted upon were as follows:

1. The proposal to reelect directors Richard M. Johnsen, Jr., John M. Shaffer and Jerry R. Woodcox to three year terms was approved by a vote of 2,006,663 affirmative votes (85.8% of outstanding shares), 5,576 votes against, 0 abstentions and 326,481 nonvotes.

2. The proposal to ratify selection of Arthur Andersen LLP as the Company's independent public accountants for 1996 was approved by a vote of 1,970,813 affirmative votes, 1,626 votes against, 39,800 abstentions and 326,481 nonvotes. Other directors whose term of office as director continued after the meeting include:

                   Tracy J. Scott
                   Gregory K. Cleveland
                   Brad J. Scott
                   John A. Malmberg
                   Thomas J. Resch
                   John A. Hipp, M.D.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BNCCORP, Inc.




Date:  July 1, 1996                 By     /s/ Gregory K. Cleveland
                                         ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Financial Officer
                                         Only Authorized Signatory