Form 10-Q
period 1996-09-30
BNCCORP INC
filed 1996-11-08
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                      -----
                                   FORM 10-QSB
                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________


                           Commission File No. 0-26290


                                  BNCCORP, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    45-0402816
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                                  322 East Main
                          Bismarck, North Dakota 58501
                    (Address of principal executive offices)
                                 (701) 250-3040
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                        APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1996: 2,338,720

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                         PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 (In Thousands Except Share and Per Share Data)

                   ASSETS                           September 30    December 31,
                                                          1996        1995
                                                       ---------    ---------
                                                      (Unaudited)
CASH AND DUE FROM BANKS ............................   $   8,253    $  11,259
FEDERAL FUNDS SOLD .................................        --          2,950
SECURITIES AVAILABLE FOR SALE ......................      53,098       88,496
INVESTMENT IN FEDERAL RESERVE BANK AND FEDERAL
   HOME LOAN BANK STOCKS ...........................       6,138        5,920
LOANS, net of allowance for loan losses of
   $1,497 and $1,048 ...............................     195,812      119,635
BANK PREMISES AND EQUIPMENT, net ...................       6,692        5,778
ACCRUED INTEREST RECEIVABLE ........................       2,562        1,963
OTHER ASSETS .......................................       1,026          439
COST IN EXCESS OF NET ASSETS ACQUIRED, net .........       3,706        3,959
                                                       ---------    ---------
                                                       $ 277,287    $ 240,399
                                                       =========    =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing .............................   $  18,907    $  16,874
   Interest-bearing -
      Savings, NOW, Money Market ...................      50,416       50,732
      Time Deposits Over $100,000 ..................      25,922       16,576
      Other time deposits ..........................     123,377      126,866
SHORT TERM BORROWINGS ..............................      22,110        1,000
LONG TERM BORROWINGS ...............................      11,249        3,354
OTHER LIABILITIES ..................................       3,533        4,110
                                                       ---------    ---------
      Total Liabilities ............................     255,514      219,512
                                                       ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding ..        --           --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,364,100 shares issued, 2,338,720
      shares outstanding ...........................          23           23
   Capital surplus .................................      13,768       13,776
   Retained earnings ...............................       8,361        7,170
   Treasury stock (25,380 shares) ..................        (216)        (216)
   Unrealized gain (loss) on securities available
      for sale .....................................        (163)         134
                                                       ---------    ---------

      Total Stockholders' Equity ...................      21,773       20,887
                                                       ---------    ---------

                                                       $ 277,287    $ 240,399
                                                       =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                (In Thousands Except Per Share Data) (Unaudited)

                                      For the Three Months   For the Nine Months
                                             Ended                  Ended
                                         September 30,          September 30,
                                      ---------------------  -------------------
                                        1996        1995       1996       1995
                                      --------   --------   --------   --------
INTEREST INCOME:
  Interest on loans ...............   $  4,559   $  2,963   $ 11,504   $  8,378
  Interest on investment
     securities-
    U.S. Treasury and agency ......        181        156        579        294
    State and municipal ...........         17         43         55         99
    Other .........................        790      1,388      2,906      2,104
                                      --------   --------   --------   --------
    Total Interest Income .........      5,547      4,550     15,044     10,875
                                      --------   --------   --------   --------
INTEREST EXPENSE:
  Deposits ........................      2,391      2,460      7,097      5,264
  Short-term borrowings ...........        307        169        648        411
  Long-term borrowings ............        187         91        347        258
                                      --------   --------   --------   --------
    Total Interest Expense ........      2,885      2,720      8,092      5,933
                                      --------   --------   --------   --------
    Net interest income ...........      2,662      1,830      6,952      4,942
PROVISION FOR LOAN LOSSES .........        385         42        604        126
                                      --------   --------   --------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .......      2,277      1,788      6,348      4,816
                                      --------   --------   --------   --------
NONINTEREST INCOME:
  Fees on loans ...................        713        115      1,186        365
  Service charges .................        114        124        314        301
  Rental income ...................          8          9         26         28
  Net gain (loss) on sales of
     securities ...................          4       --           17        (25)
  Other ...........................         90        241        278        403
                                      --------   --------   --------   --------
    Total Noninterest Income ......        929        489      1,821      1,072
                                      --------   --------   --------   --------
NONINTEREST EXPENSE:
  Salaries and wages ..............      1,243        909      3,280      2,406
  Occupancy .......................        181        111        502        292
  Depreciation and amortization ...        258        187        723        414
  FDIC and other assessments ......         75         44        218        212
  Professional services ...........         70         73        275        166
  Office supplies, telephone &
     postage ......................        133        212        378        364
  Marketing and promotion .........         47        153        262        265
  Other ...........................        188        185        579        453
                                      --------   --------   --------   --------
    Total Noninterest Expense .....      2,195      1,874      6,217      4,572
                                      --------   --------   --------   --------
INCOME BEFORE INCOME TAXES ........      1,011        403      1,952      1,316
INCOME TAXES ......................        401        167        761        519
                                      --------   --------   --------   --------
    Net Income ....................   $    610   $    236   $  1,191   $    797
                                      ========   ========   ========   ========
NET INCOME PER COMMON SHARE
  (Primary and Fully Diluted) .....   $   0.26   $   0.11   $   0.51   $   0.53
                                      ========   ========   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In Thousands)
                                   (Unaudited)

                                                          1996        1995
                                                       ---------    ---------

OPERATING ACTIVITIES:
Net Income .........................................   $   1,191    $     797
Adjustments to reconcile net income to net
   cash provided by operating activities
      Provision for loan losses ....................         604          126
      Depreciation and amortization ................         723          414
      Loans recovered ..............................         149          187
      Change in accrued interest receivable and
          other assets .............................        (735)      (1,488)
      (Gain) loss on sale of securities ............         (17)          25
      Change in other liabilities, net .............        (577)       2,117
      Originations of loans to be participated .....     (27,962)     (24,443)
      Proceeds from participations of loans ........      27,962       24,443
                                                       ---------    ---------
      Net cash provided by operating activities ....       1,338        2,178
                                                       ---------    ---------
INVESTING ACTIVITIES:
      Net change in federal funds sold .............       2,950      (32,701)
      Purchases of investment securities ...........     (13,007)     (92,147)
      Sales of investment securities ...............      40,758       24,332
      Maturities of investment securities ..........       7,149          (30)
      Net change in loans ..........................     (76,929)     (15,060)
      Purchases of bank premises and equipment .....      (1,277)      (1,174)
      Purchase of land for future development ......        (560)        --
                                                       ---------    ---------
      Net cash used in investing activities ........     (40,916)    (116,780)
                                                       ---------    ---------
FINANCING ACTIVITIES:
      Net change in demand, savings, NOW and money
         market accounts ...........................       1,717       19,919
      Net change in time deposits ..................       5,858      102,803
      Net change in borrowings .....................      29,005       (6,463)
      Premium paid on deposits acquired ............        --         (3,910)
      Initial public offering expenses .............          (8)        --
      Stock issued .................................        --          9,717
      Dividends paid to minority stockholders ......        --            (91)
                                                       ---------    ---------
      Net cash provided by financing activities ....      36,572      121,975
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (3,006)       7,373
CASH AND CASH EQUIVALENTS, beginning of period .....      11,259        5,396
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ...........   $   8,253    $  12,769
                                                       =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid ................................   $   8,678    $   3,448
                                                       =========    =========

      Income taxes paid ............................   $     652    $     510
                                                       =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 1996
                                 (In Thousands)
                                   (Unaudited)


                                                                                                 Unrealized
                                                                                                 Gain/(Loss)
                                                                                                on Securities
                                         Common Stock        Capital     Retained    Treasury   Available for
                                      Shares      Amount     Surplus     Earnings     Stock          Sale         Total
                                     --------     ------    ---------    --------     ------       --------     ---------

BALANCE, December 31, 1995 ........   2,364,100   $   23    $  13,776    $  7,170     $ (216)      $  134       $ 20,887

Net income ........................         --        --          --        1,191         --           --          1,191

Change in unrealized gain (loss)
   on securities available for sale
   (net of tax) ...................         --        --          --           --          --        (297)          (297)

Initial public offering costs .....         --        --          (8)          --          --          --             (8)
                                      ---------   -------   ---------    ---------    ---------    -------       --------

BALANCE, September 30, 1996 .......   2,364,100   $    23   $  13,768    $   8,361    ($   216)   ($   163)      $ 21,773
                                      =========   =======   =========    =========    =========   ========       ========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                 September 30, 1996


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

The unaudited consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1996.

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


NOTE 2 -- Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares pertaining to common stock options and warrants, if dilutive, using the Treasury Stock method.

Primary and fully diluted earnings per share for the three month periods ended September 30, 1996 and 1995 are based upon 2,338,720 and 2,099,416 shares, respectively. Primary and fully diluted earnings per share for the nine month periods ended September 30, 1996 and 1995 are based upon 2,338,720 and 1,511,533 shares, respectively.

NOTE 3 -- Sales and Acquisitions

During May 1996, the Company acquired a nonbank commercial finance company, BNC Financial Corporation ("BNC Financial"), St. Cloud, Minnesota. The Company provided initial capital of $1.0 million to the wholly-owned subsidiary, which is engaged in asset-based commercial financing. BNC Financial's customers will generally be those who do not have access to credit from traditional lending sources but have substantial equity in their business assets. The risk profile associated with this type of lending is different than traditional commercial banking. Management of BNC Financial is experienced in this type of lending and has adopted policies and procedures to address this higher risk. Management of the Company believes that the risk-adjusted return on this type of activity justifies the increased risk. BNC Financial also manages a consulting services division which provides a number of services including credit process review, pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

                                     General

During the third quarter of 1996, the Company continued to generate significant loan volume. Net loans increased from $175.3 million at June 30, 1996 to $195.8 million at September 30, 1996, an increase of 11.7%. Net loans have increased $76.2 million, or 63.7%, from $119.6 million at December 31, 1995. As anticipated, a significant amount of loan volume continues to be generated at the Company's De Novo bank, BNC National Bank of Minnesota, Minneapolis, Minnesota ("BNC-Minnesota"). BNC National Bank of Bismarck (North Dakota) ("BNC-North Dakota") also continues to experience steady loan growth and BNC Financial has begun originating loans. This strong loan demand has resulted in the continued shift of assets from lower yielding investments to higher yielding loans and has contributed to improvement of the Company's net interest margin during the third quarter of 1996 in comparison to the third and fourth quarters of 1995 and the first and second quarters of 1996. (See "Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995 -- Net Interest Income" and "Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995 -- Net Interest Income".)

                      Comparison of Financial Condition at
                    September 30, 1996 and December 31, 1995

Assets. The anticipated change in asset mix continues. Total assets of the Company increased 15.3% from $240.4 million at December 31, 1995 to $277.3 million at September 30, 1996. Net loans outstanding increased $76.2 million from $119.6 million at December 31, 1995 to $195.8 million at September 30, 1996, an increase of 63.7%. Investment in securities available for sale decreased $35.4 million from $88.5 million at December 31, 1995 to $53.1 million at September 30, 1996.

Allowance For Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and nine month periods ended September 30, 1996.


                                                Three Months     Nine Months
                                                    Ended           Ended
                                                September 30,    September 30,
                                                     1996           1996
                                                   ---------     ---------
                                                     (In            (In
                                                  Thousands)     Thousands)
                                                 (Unaudited)    (Unaudited)
    Balance, Beginning of Period ...............   $   1,169     $   1,048
    Provision Charged to Operations ............         385           604
    Loans Charged Off ..........................         (62)         (304)
    Recoveries of Loans Previously Charged Off .           5           149
                                                   ---------     ---------
    Balance, End of Period .....................   $   1,497     $   1,497
                                                   =========     =========
    Ending Loan Portfolio ......................   $ 197,309
                                                   =========
    Allowance for Loan Losses as a Percentage
          of Ending Portfolio ..................        .76%

Of the $304,000 of charge-offs for the nine month period ended September 30, 1996, $218,000 was attributable to a participation in a Florida municipal lease purchased several years ago.

The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the allowance in excess of the amount of loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by the Company's staff, loan process review consultants, and state and federal supervisory authorities and economic conditions. There can be no assurance, however, that the allowance for loan losses will not be increased in the future; this could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses. (See "Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995 --
Provision for Loan Losses" and "Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995 -- Provision for Loan Losses".)

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:

                                                      September 30, December 31,
                                                             1996         1995
                                                            ------       ------
                                                             (In Thousands)
                                                        (Unaudited)
Nonperforming Loans:
      Loans 90+ Days Past Due ........................      $   19       $  290
      Nonaccrual Loans ...............................         222           71
      Restructured Loans .............................         154          119
                                                            ------       ------
Total Nonperforming Loans ............................         395          480
Other Real Estate Owned ..............................        --           --
                                                            ------       ------
Total Nonperforming Assets ...........................      $  395       $  480
                                                            ======       ======
Allowance for Loan Losses ............................      $1,497       $1,048
Ratio of Total Nonperforming Assets to Total
     Assets ..........................................        0.14%        0.20%
Ratio of Total Nonperforming Loans to Total
     Loans ...........................................        0.20%        0.40%
Ratio of Allowance for Loan Losses to Total
      Nonperforming Loans ............................      378.99%      218.33%

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

Other real estate owned ("OREO") includes property acquired by the Company in foreclosure proceedings or under agreements with delinquent borrowers. The Company had no real estate property classified as OREO at December 31, 1995 or at September 30, 1996.

Liabilities. Total deposits increased $7.6 million, or 3.6% from $211.0 million at December 31, 1995 to $218.6 million at September 30, 1996. Time deposits increased $5.9 million from $143.4 million at December 31, 1995 to $149.3 million at September 30, 1996 while savings, NOW and money market accounts decreased $300,000 from $50.7 million at December 31, 1995 to $50.4 million at September 30, 1996. Noninterest bearing deposits increased $2.0 million from $16.9 million at December 31, 1995 to $18.9 million at September 30, 1996.

Short-term borrowings increased $21.1 million from $1.0 million at December 31, 1995 to $22.1 million at September 30, 1996. This increase is mainly attributable to the use of short-term borrowings to fund loan growth at BNC-Minnesota. Long-term borrowings increased $7.8 million from $3.4 million at December 31, 1995 to $11.2 million at September 30, 1996. The increased long-term borrowings provided funds to capitalize BNC Financial and fund loan growth, as well as to inject additional capital into BNC-North Dakota.

Stockholders' Equity. The Company's equity capital increased $886,000 during the nine months ended September 30, 1996. Of this increase, $1.191 million resulted from net earnings of the Company offset by a decline in the net unrealized gain on securities available for sale of $297,000 and $8,000 of additional costs related to the Initial Public Offering ("IPO").

                     Comparison of Operating Results for the
                 Three Months Ended September 30, 1996 and 1995

General. Net income increased $374,000, or 158% from $236,000 for the three months ended September 30, 1995 to $610,000 for the three months ended September 30, 1996. Primary and fully diluted earnings per share were $.26 for the third quarter of 1996 compared with $.11 for the same period last year. The increase in earnings per share is in spite of the Company's IPO completed in July 1995 which increased the number of weighted average shares outstanding from 2,099,416 for the quarter ended at September 30, 1995 to 2,338,720 for the quarter ended September 30, 1996. The return on average equity was 10.95% and the return on average assets was .90% compared with 5.84% and .39%, respectively, for the same period last year.

Net Interest Income. Net interest income increased $832,000, or 45.5%, to $2.7 million for the three months ended September 30, 1996 from $1.8 million for the same period one year ago. This increase was due to an increase in interest income of $997,000 offset by an increase in interest expense of $165,000.

The increase in interest income is a function of the following factors: average earning assets increased $27.2 million to $250.9 million for the quarter ended September 30, 1996 from $223.7 million for the same period last year; asset mix changed as (higher yielding) average loans totaled 76.3% of average interest earning assets for the quarter ended September 30, 1996 as compared to only 55.2% for the same quarter one year ago; and yield on earning assets improved. These factors combined caused interest income on loans for the third quarter of 1996 to increase $1.6 million over the same period one year ago while interest income on investments decreased $599,000 during those same periods.

The $165,000 increase in interest expense was caused by an increase in average rate-related liabilities of $22.7 million, to $227.9 million for the quarter ended September 30, 1996 from $205.2 million for the same period one year ago, offset by a decrease in average cost on those liabilities.

Net interest margin for the third quarter of 1996 was 4.22% as compared to 3.24% for the same period one year ago. The improvement in the Company's net interest margin is the result of an increase in the yield on earning assets coupled with a decrease in costs on deposits and borrowed funds.

The yield on earning assets increased from 8.07% for the third quarter of 1995 to 8.80% for the quarter ended September 30, 1996. This increase was caused by the previously noted change in asset mix from lower yielding investments to higher yielding loans due to strong loan growth at BNC-Minnesota, as well as continued steady loan growth at BNC-North Dakota. The asset based loans originated by BNC Financial also contributed as they yielded 13.37% in the third quarter of 1996 on an average balance for the quarter of $4.3 million. The increase in yield on earning assets was achieved despite the drop in prime rate which declined 50 to 75 basis points during 1996 from levels in 1995.

The cost of rate related liabilities decreased 22 basis points to 5.04% for the quarter ended September 30, 1996 from 5.26% for the same quarter last year.

The cost of total deposits for the third quarter of 1996 was 4.45%, down 25 basis points from 4.70% for the same quarter in 1995. The decrease is a result of the repricing of high cost time deposits included in the August 1995 acquisition of six branch offices in North Dakota as well as those generated internally during late 1994 and the first half of 1995. Throughout 1996 the Company's cost of total deposits has declined steadily, from a high of 4.82% for the fourth quarter of 1995, to the 4.45% recorded in the third quarter of 1996.

A decrease in cost of borrowed funds of 77 basis points from 7.05% for the quarter ended September 30, 1995 to 6.28% for the same quarter in 1996 also contributed to the improvement in net interest margin.

Provision for Loan Losses. The provision for loan losses was $385,000 during the quarter ended September 30, 1996 as compared to $42,000 for the quarter ended September 30, 1995. The increased provisions were booked in order to allow the Company's reserve for possible loan losses to keep pace with the strong loan growth the Company has experienced.

Noninterest Income. Noninterest income increased $440,000 or 90.0%, from $489,000 for the three months ended September 30, 1995 to $929,000 for the three months ended September 30, 1996. This increase resulted from an increase in loan fee income of $598,000, partially offset by a decrease in other non-interest income of $151,000.

Noninterest Expense. Noninterest expense increased $321,000 or 16.9% from $1.9 million for the three months ended September 30, 1995 to $2.2 million for the three months ended September 30, 1996. The increase is mainly attributable to personnel and occupancy costs resulting from expansion. Salaries and wages increased $334,000 as the Company's full time equivalent employees rose to 110 at September 30, 1996 as compared to 95 as of September 30, 1995. (Included in the total for September 30, 1995 are 12 full time equivalents attributable to Farmers & Merchants Bank of Beach (North Dakota) ("FMB") which was sold in October 1995.) Increases in occupancy expense, including depreciation, were offset by decreases in other noninterest expense categories.

Income Tax Expense. Federal and state income taxes increased by $234,000 or 140.1%, from $167,000 for the three months ended September 30, 1995 to $401,000 for the three months ended September 30, 1996. This increase was primarily the result of an increase in pre-tax income of $608,000. The effective tax rate for the three months ended September 30, 1996 was 39.7% as compared to 41.4% for the same period one year ago.

Earnings Per Share. Primary and fully diluted earnings per share were $0.26 for the quarter ended September 30, 1996 as compared with $0.11 for the same period one year ago. The earnings per share were impacted by the Company's IPO which increased the number of weighted average shares outstanding for the quarter ended September 30, 1996 to 2,338,720 in comparison with 2,099,416 for the quarter ended September 30, 1995.

                     Comparison of Operating Results for the
                  Nine Months Ended September 30, 1996 and 1995

General. Net income increased $394,000, or 49.4% from $797,000 for the nine months ended September 30, 1995 to $1.2 million for the nine months ended September 30, 1996. Primary and fully diluted earnings per share were $.51 for the first nine months of 1996 compared with $.53 for the same period last year. The decrease in earnings per share is caused by the Company's July 1995 IPO which increased the number of weighted average shares outstanding from 1,511,533 for the nine month period ended September 30, 1995 to 2,338,720 for the nine months ended September 30, 1996. The return on equity was 7.42% and the return on average assets was .63% compared with 8.82% and .58%, respectively, for the same period last year.

Net Interest Income. Net interest income increased $2.0 million, or 40.7%, to $6.9 million for the nine months ended September 30, 1996 from $4.9 million for the same period one year ago. This increase was due to an increase in interest income of $4.2 million offset by an increase in interest expense of $2.2 million.

The increased interest income is attributable to the increase in average earning assets of $64.7 million to $233.6 million for the nine months ended September 30, 1996 from $168.9 million for the same period last year.

The increase in interest expense is attributable to an increase in average rate related liabilities of $58.2 million to $213.2 million for the nine months ended September 30, 1996 from $155.0 for the same period one year ago. Average deposits increased $49.9 million and average borrowings increased $8.7 million.

Net interest margin for the first nine months of 1996 was 3.98% as compared to 3.91% for the same period one year ago. Asset mix is not a significant factor in the nine month comparison of 1996 and 1995. Average loans totaled 69.6% of average earning assets for the nine months ended September 30, 1996 as compared to 69.3% of average earning assets for the same period one year ago.

Yield on earning assets remained steady at 8.60% for the nine months ended September 30, 1996 as compared to 8.61% for the same period one year ago. This is despite the fact that the prime rate has decreased 50 to 75 basis points during 1996 from levels in 1995.

Additionally, cost of rate related liabilities decreased 5 basis points to 5.07% for the nine months ended September 30, 1996 from 5.12% for the same period last year. This decrease was caused by an 88 basis point decrease in the cost of borrowed funds, from 7.13% for the nine months ended September 30, 1995 to 6.25% for the same period in 1996, offset by an increase in average cost of total deposits of 9 basis points from 4.51% to 4.60% for the same periods in 1995 and 1996, respectively.

While the cost of deposits has been declining steadily throughout 1996, the average cost for the nine months ended September 30, 1996 (4.60%) exceeded the average cost for the same period last year (4.51%). This increase in average deposit cost is largely attributable to the deposit acquisition campaign at BNC-North Dakota in late 1994 and early 1995 and the August 1995 deposit acquisition which contributed to a mix change in the deposit portfolio.

Continued decreases in cost of deposits and improvement in the net interest margin are contingent upon several factors including the interest rate environment, composition of the deposit portfolio, future loan demand and the Company's overall liquidity.

Provision for Loan Losses. The provision for loan losses was $604,000 for the nine months ended September 30, 1996 as compared to $126,000 for the same period last year. The increased provisions were booked in order to allow the Company's reserve for possible loan losses to keep pace with the strong loan growth the Company has experienced.

Noninterest Income. Noninterest income increased $749,000, or 69.9%, from $1.1 million for the nine months ended September 30, 1995 to $1.8 million for the nine months ended September 30, 1996. This increase was primarily the result of an increase in loan fees of $821,000 offset by a decrease in other noninterest income of $125,000. The Company also had increases in service charge revenues and gains on the sale of investments.

Noninterest Expense. Noninterest expense increased $1.6 million or 36.0% from $4.6 million for the nine months ended September 30, 1995 to $6.2 million for the nine months ended September 30, 1996. Salaries and wages increased $874,000 due to the increase in staff noted earlier. Other noninterest expense categories increased due to the changes in corporate structure occurring in late 1995 and the first half of 1996. During that time period, the Company purchased six branch offices in North Dakota, chartered BNC-Minnesota, and acquired the nonbank finance company, BNC Financial. The Company now operates 11 facilities in North Dakota and Minnesota as compared to 5 facilities 1 year ago.

Income Tax Expense. Federal and state income taxes increased by $242,000, or 46.6%, from $519,000 for the nine months ended September 30, 1995 to $761,000 for the nine months ended September 30, 1996. This increase was primarily the result of an increase in pre-tax income of $636,000. The effective tax rate for the nine months ended September 30, 1996 was 39.0% as compared to 39.4% for the same period one year go.

Earnings  Per  Share.  Earnings  per share were $.51 for the nine  months  ended
September 30, 1996, a decrease of $.02 from $.53 for the nine months ended September 30, 1995. Impact of the increase in shares caused by the Company's IPO (July 1995) was a reduction of $.28.

Liquidity. The Company's continued liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and allow it to meet its own cash flow needs. The primary source of liquidity has been retail deposits generated in the markets served by its banking offices. During 1996, the Company's greater than anticipated loan growth necessitated an increase in short-term borrowings, generally in the form of borrowings from the Federal Home Loan Bank ("FHLB") and the purchase of federal funds and repurchase agreements. As of September 30, 1996, the Company had federal funds purchased of $4.5 million, repurchase agreements of $7.6 million and FHLB borrowings of $10 million.

The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB borrowings, loan repayments, loan sales and retained earnings to provide liquidity and to make loans and purchase investment securities. It is anticipated that the current deposit acquisition campaign at BNC-North Dakota and the continued establishment of a deposit base at BNC-Minnesota will generate new deposits. If additional liquidity is needed, the Company could borrow or issue additional securities.

The Company has available additional short-term funding commitments which could be tapped if necessary.


                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            (a)    Exhibits
                   27.  Financial Data Schedule
            (b)    Reports on Form 8-K
                   None.

                                   Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: November 6, 1996              By     /s/ Gregory K. Cleveland
                                       ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Financial Officer
                                         Only Authorized Signature