Form 10KSB
period 1996-12-31
BNCCORP INC
filed 1997-03-28
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      -----
                                   FORM 10-KSB
                                      -----
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996
                                         or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-26290

                                  BNCCORP, INC.
                 (Name of small business issuer in its charter)

           Delaware                                    45-0402816
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or orrganization)

          322 East Main                                     58501
     Bismarck, North Dakota                               (Zip Code)
(Address of principal executive offices)

                   Issuer's telephone number: (701) 250-3040
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The issuer's revenues for its most recent fiscal year: $23,053,000

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1997 computed by reference to the closing price on the NASDAQ National Market was $20,746,000.

      The number of shares of the Registrant's common stock outstanding on March 1, 1997 was 2,338,720 common shares.

      Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1997 annual meeting of stockholders are incorporated by reference into Part III hereof.

      Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                                  BNCCORP, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


                                TABLE OF CONTENTS

                                                                           Page

                                     PART I
Item 1  Description of Business............................................... 1
Item 2  Description of Property............................................... 8
Item 3  Legal Proceedings..................................................... 8
Item 4  Submission of Matters to a Vote of Security Holders................... 8

                                     PART II
Item 5  Market for Common Equity and Related Stockholder Matters...............9
Item 6  Management's Discussion and Analysis or Plan of Operation..............9
Item 7  Financial Statements..................................................33
Item 8  Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure..................................................57

                                      PART III
Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act ....................57
Item 10. Executive Compensation...............................................57
Item 11. Security Ownership of Certain Beneficial Owners and Management.......57
Item 12. Certain Relationships and Related Transactions.......................57

                                    PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................57

                                     PART I


Item 1.     Description of Business

General

BNCCORP, Inc. (together with its consolidated subsidiaries, "BNC" or the "Company") is a bank holding company headquartered in Bismarck, North Dakota which provides a full range of commercial and consumer banking and financial services to small and mid-size businesses and to individuals through its nine full service banking facilities in North Dakota and Minnesota. The Company also provides asset-based commercial financing. The Company was incorporated in North Dakota in 1987 and was reincorporated in Delaware in 1995 in connection with its initial public offering (see Notes 1 and 8 to the Consolidated Financial Statements included under Item 7 below). Note 2 to the Consolidated Financial Statements included under Item 7 below details the Company's recent acquisitions and other corporate developments, all of which were driven by the Company's growth and operating strategies discussed below.

BNC operates through its two commercial banking subsidiaries, BNC National Bank of Bismarck ("BNC -- North Dakota") (headquartered in Bismarck with seven additional branches in North Dakota) and BNC National Bank of Minnesota ("BNC -- Minnesota") (located in Minneapolis, Minnesota), and its non-bank commercial finance subsidiary, BNC Financial Corporation ("BNC Financial") (located in St. Cloud, Minnesota).

Growth Strategy

BNC continued to experience significant internal growth in 1996 due to its focus on customer service and local relationship banking with small and mid-size businesses and professionals in its market areas (see "Market Area" below). Management believes that the Company's entrepreneurial approach to banking and the introduction of new products and services will continue to attract small to mid-size businesses which often are not of sufficient size to be of interest to the larger banks in its market areas. Professionals frequently have difficulty finding banking services that meet their specific needs and have sought, and management believes will continue to seek, banking relationships with more relationship-oriented financial institutions. BNC has positioned itself to provide an increasing number of banking and finance-related products and services (see "Products and Services" below).

External growth has and will continue to be part of the Company's strategy. BNC has established itself in the Minnesota market and intends to generate further external growth through the acquisition of financial institutions or their branches in North Dakota, South Dakota, Minnesota and possibly Iowa and Wisconsin. Management believes that regulatory burdens and competitive pressures to increase efficiency will generate continued consolidation in the banking industry and provide acquisition opportunities for BNC. The Company will continue to analyze opportunities to expand through de novo branching. Potential opportunities exist where multiple acquisitions by other institutions have resulted in significant overlap in market areas served by different banks owned by the same holding company. Consolidation of multiple banking locations in these cases may create market opportunities for other institutions such as BNC to establish new locations at a relatively low cost.

BNC's strategies to date have created significant growth for the Company. Net loans have increased from $39.7 million as of December 31, 1990 to $201.4 million as of December 31, 1996. As of December 31, 1996, total assets had grown to $288.6 million, deposits to $239.8 million and stockholders' equity to $22.6 million. The Company's goal continues to be the creation of a well-capitalized $500 million to $1 billion financial services organization focused on local relationship banking. Efforts are ongoing to ensure that the executive management team and operating systems are in place to achieve this goal.

Operating Strategy

BNC's objective is to continue to build a growing, profitable banking network. The principal elements of BNC's operating strategy are:

     . Emphasize high quality customer service. BNC believes that service is a critical competitive factor in its market areas and a key determinant of its future success. Customer service is emphasized in all aspects of its operations and is an integral component of all employee training programs. BNC's decentralized management approach, coupled with the continuity of service by the same staff members, enables BNC to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. Management believes that BNC's customers are willing to pay a premium for high quality service, and faster, more flexible decision making.

     . Emphasize community banking. BNC believes that considering the needs of local communities in which it operates is critical to its success and customer satisfaction. BNC follows a decentralized banking approach and provides substantial autonomy to the senior management of its banking offices over credit and pricing decisions, subject to loan committee approval for larger credits.

     . Encourage entrepreneurial attitude. BNC strives to maintain an entrepreneurial attitude at all organizational levels. Management desires to lead rather than follow other banking organizations in its market areas by applying new technologies and implementing creative ideas in providing products and customer service. BNC now provides an array of products and services typically found in only major regional banks.

     . Maintain high asset quality. BNC seeks credit risks of good quality within its market areas that exhibit good historical trends, stable cash flows and secondary sources of repayment from tangible collateral. BNC seeks to maintain high asset quality through a program that includes regular reviews of loans by responsible loan officers, BNC's senior credit officers, and independent outside professionals, training and supervision of lending officers, and prompt and strict adherence to established credit policies. BNC's compensation system for its lending officers is geared towards maintaining high asset quality rather than loan growth. As a result, BNC's ratio of nonperforming loans to total loans decreased from 7.56% as of December 31, 1990 to .14% as of December 31, 1996.

     . Achieve efficiencies through centralized administrative and support functions. BNC seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service. BNC strives to improve its efficiency through the use of technology and to continue to reduce its ratio of noninterest expense to revenue. Various management, administrative and data processing functions, including consumer credit processing and lending, investment management and accounting have been consolidated to enable personnel to better focus on customer service and sales. Management believes these operating efficiencies will simplify the integration of any financial institutions that may be acquired in the future into BNC's operating systems and management structure.
                                         2

Market Area

BNC's primary market areas are the Bismarck/Mandan (North Dakota) metropolitan area, the Minneapolis/St. Paul (Minnesota) metropolitan area, and the rural communities surrounding the branch offices of BNC -- North Dakota (Linton, Ellendale, Garrison, Stanley, Kenmare, Crosby and Watford City, North Dakota). The asset-based lending activities of BNC Financial have been conducted primarily in the Minnesota market area. A substantial majority of the Company's total consolidated net loans are attributable to customers located in the North Dakota market area, although in 1996 BNC -- Minnesota experienced significant loan growth in the Minneapolis/St. Paul market area (see Note 4 to the Consolidated Financial Statements included under Item 7 below). Generally, each branch draws most of its deposits from its general market area. The following table presents certain information about each of BNC's locations:


                                             As of December 31, 1996
                                             -----------------------
                                Year Opened     Total
       Bank Location            or Acquired   Deposits     Gross Loans
----------------------------    -----------   ---------    ----------
                                                 (in thousands)
BNC -- North Dakota
  Bismarck..................         1990    $  81,148    $  148,068
  Linton....................         1987       47,059        10,462
  Ellendale.................         1995       12,212           863
  Garrison..................         1995       14,744           543
  Stanley...................         1995       15,455           462
  Kenmare...................         1995       17,540           543
  Crosby....................         1995       17,451            83
  Watford City..............         1995       15,340           175
BNC-- Minnesota.............         1996       18,821        35,955
BNC Financial...............         1996           --         5,636
BNCCORP (parent company)....           --           --           545
                                             ---------    ----------
      Total.................                 $ 239,770    $  203,335
                                             =========    ==========

BNC's staff focuses on establishing and maintaining long-term relationships with customers. Officers are encouraged to participate in community organizations and, within credit standards and rate of return parameters, BNC attempts to meet the credit needs of its communities. BNC also invests in local municipal securities (see "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Investment Securities" under Item 6 below).

Products and Services

Loans and Investments

General. In allocating its assets among loans, investments and other earning assets, BNC attempts to maximize return while managing risk at acceptable levels. BNC's primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-size businesses and professionals. The Company offers a broad range of commercial and retail lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing.

Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount, and extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations. As of December 31, 1996, approximately 56% of the loans in BNC's portfolio had interest rates that float with BNC's base rate or some other reference rate.

The following is a brief description of the types of lending and investment activities engaged in by the Company. Further information regarding the Company's lending activities is presented below at "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Loan Portfolio." Further information regarding the Company's investment activities is presented below at "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Investment Securities."

Commercial and Industrial Loans. Commercial and industrial loans represent the largest portion of BNC's loan portfolio. These loans consist primarily of loans to small or mid-size businesses and professionals in a wide variety of industries. The loans, which are made for various purposes, generally are collateralized by inventory, accounts receivable or other commercial assets.

Agricultural Loans. Agricultural loans include loans to feed lot operators, dairy farmers and commercial farming organizations. These loans are generally collateralized by accounts receivable, equipment, and other assets.

Real Estate Mortgage Loans. These loans include various types of loans for which BNC holds real property as collateral.

Real Estate Construction Loans. The Company makes loans to finance the construction of residential and nonresidential property. These loans are generally collateralized by first liens on the real estate. BNC conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. The Company generally requires that a permanent financing commitment be in place prior to approval of a residential construction loan.

Consumer Loans. Consumer loans include home equity loans, credit cards and other installment loans. Consumer loans generally have terms of two to five years.

Lease Financing. BNC provides lease financing to its business customers in order to provide a full range of lending services. The leases are generally structured as financing leases such that BNC retains title to the assets leased in order to secure payment. BNC generally provides lease financing to customers who have other relationships with the Company.

Asset Based Lending. Asset based commercial financing is offered by BNC Financial, the non-bank commercial finance company acquired in 1996 (see Note 2 to the Consolidated Financial Statements included under Item 7 below). The financing offerings consist of asset based working capital and term financing to small to mid-size companies for refinancings, recapitalizations, acquisitions and seasonal borrowing through senior loans secured by business assets such as equipment, accounts receivable and inventory. Revolving credit facilities and term loans are cross-collateralized. Management of BNC Financial is experienced in this type of lending and has adopted policies and procedures which address the risks associated with this type of lending.

Credit Commitments. In the ordinary course of business, BNC enters into various types of transactions that include commitments to extend credit. BNC applies the same credit standards to these commitments as it uses in its regular lending activities and has included these commitments in its lending risk evaluations. See Note 11 to the Consolidated Financial Statements included under Item 7 below.

Investment Portfolio. The purpose of the Company's investment portfolio is to provide a source of earnings and, secondarily, to manage liquidity. Investments are centrally managed to maximize compliance and effectiveness of overall investing activities. BNC maintains, through the President of BNC -- North Dakota, an investment grade portfolio oriented toward U.S. Treasury securities, U.S. government agency securities and a small amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage-backed securities and floating rate collateralized mortgage obligations. Investment securities totaled $ 59.5 million as of December 31, 1996 (see "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Investment Securities").

Deposit and Other Products and Services

Deposits. Each of BNC's bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. BNC banks also purchase brokered deposits from time to time when such transactions are beneficial to the banks (see "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Deposits and Borrowed Funds").

Trust, Personal Banking, Investment and Insurance Products. Since January 1997, BNC -- North Dakota's newly established Financial Services division has been providing a wide array of trust, personal banking, investment and insurance services for corporations and individuals. Management believes the introduction of these new services enhances BNC's ability to meet the banking and financial needs of its current customer base and establish new customer relationships in its markets. The new division will provide services ranging from fiduciary and personal trust services to tax planning and preparation, payroll processing, financial planning, retirement planning, employee stock option plans, employee benefit plans, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset preservation, charitable giving and related services. Management views the establishment of this new division as an opportunity to solidify customer relationships by enhancing BNC's ability to identify and meet a wide variety of customer financial needs.

Consulting Services. In addition to its asset based lending program, BNC Financial manages a consulting services division which provides a number of services including pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

Competition

The North Dakota and Minnesota market areas are located in highly competitive banking environments. Competition is encountered primarily in seeking deposits and in obtaining loan customers. Principal competitors include regional financial institutions such as Norwest Corporation, First Bank System, Inc. and Community First Bancshares, Inc. as well as large and small thrifts, independent banks, credit unions and all of the national and regional brokerage houses. BNC also competes with other nonfinancial institutions, including retail stores that maintain their own credit programs and government agencies that make low cost or guaranteed loans available to certain borrowers. Many competitors have emphasized retail banking and financial services leaving the small to mid-size business market underserved. This has allowed BNC to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking business is highly competitive, and the profitability of the Company will depend on its ability to compete in its market areas.

Supervision and Regulation

General. Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and the legislative and governmental actions of Congress and the various federal and state regulatory agencies with jurisdiction over the Company. The impact of applicable statutes, regulations and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Furthermore, such statutes, regulations and other pronouncements and policies are generally intended to protect the Company's bank depositors and the FDIC's deposit insurance funds, not BNC stockholders. Bank holding companies and banks are subject to enforcement actions by their regulators for statutory and regulatory violations and safety and soundness considerations.

The statutory requirements pertaining to, and regulatory supervision of, bank holding companies and banks are not static. Legislation may be introduced from time to time that could, if enacted, have a significant impact on the operations of BNC. Recently enacted legislation includes the Deposit Insurance Funds Act of 1996 ("DIFA") (see below) and legislation allowing bank holding companies to engage in certain activities without the advance approval of the Federal Reserve Board ("FRB"). Congress has recently considered legislation to broaden the powers of bank holding companies and permit other financial service companies to own banks. Legislation also has been introduced in the Congress to restructure the federal bank regulatory system. There is no certainty as to the effect, if any, that such legislation would have on BNC or its business and affairs.

Significant Statutes, Regulations and Pronouncements. The following brief discussions and descriptions of some of the more significant regulations applicable to banks and their parent holding companies are not intended to constitute a complete statement of all legal restrictions and requirements applicable to the Company and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations, pronouncements and policies.

BNC is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation, supervision and examination by the FRB. BNC is required to file periodic reports with the FRB and such other reports as the FRB may require pursuant to the BHCA. As a non-bank subsidiary, BNC Financial is also subject to regulation by the FRB. BNC -- North Dakota and BNC -- Minnesota (the "Banks") are national banking associa-tions and are subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC") and the FDIC. Deposits of the Banks are insured by the FDIC (see below) and the Banks are also members of the Federal Reserve System.

As a registered bank holding company, BNC is restricted in its acquisitions, certain of which are subject to approval by the FRB. A bank holding company may not acquire, or may be required to give certain notice regarding acquisitions of, companies considered to engage in activities other than those determined by the FRB to be closely related to banking or managing banks.

Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Banks to BNC and BNC Financial who are defined as "affiliates" of the Banks under the Act. Section 23B of the Act places standards of fairness and reasonableness on the Banks' transactions with their affiliates.

Under federal law, permissible loans to one borrower by banks are generally limited to 15 percent of the bank's unimpaired capital, surplus, undivided profits and loan loss reserves. BNC banks seek participations to accommodate borrowers whose financing needs exceed lending limits of the Banks.

Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to principal stockholders of the Company and to directors and certain executive officers of the Banks (and the Company and its non-bank subsidiaries provided certain criteria are met) and to "related interests" of such principal stockholders, directors and officers. In addition, any director or officer of the Company or the Banks or principal shareholder of the Company may be limited in his or her ability to obtain credit from financial institutions with which the Banks maintain correspondent relationships.

Interstate banking and branching provisions of federal and state laws may place certain limitations on expansion by bank holding companies or banks.

Capital adequacy of BNC and the Banks is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNC or the Banks to supervisory or enforcement actions (see Note 9 to the Consolidated Financial Statements included under Item 7 below).

Federal rules also limit a bank's ability to pay dividends to its bank holding company in excess of certain amounts or if the payment would result in the bank being considered "undercapitalized" under capital guidelines.

Under the Community Reinvestment Act ("CRA"), the Banks are encouraged to respond to the credit and other needs of the communities they serve. Bank performance under the CRA is periodically tested and the federal bank regulatory agencies consider CRA ratings in connection with acquisitions involving the change in control of a financial institution.

FDIC-insured  depository  institutions  that  are  members  of the  FDIC's  Bank
Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") pay insurance premiums at rates based on their assessment risk classification, which is determined in part based on the Bank's capital ratios and in part on factors that the FDIC deems relevant to determine the risk of loss to the insurance funds. The DIFA imposed a one time special assessment on SAIF insured financial institutions. The SAIF insured deposits acquired by BNC -- North Dakota during 1995 (see Note 2 to the Consolidated Financial Statements included under Item 7 below) were acquired after the assessment determination date so no special assessment was required to be paid.

Other provisions of the DIFA, combined with additional recent amendments to the deposit insurance regulations have reduced the Company's FDIC deposit insurance expense (see "Management's Discussion and Analysis or Plan of Operation -- Results of Operations" included under Item 6 below).

The Financial Institutions, Reform, Recovery and Enforcement Act of 1989 provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank subsidiary of a holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company's other subsidiary banks or assistance provided to such an institution in danger of default.

Bank holding companies are also subject to the "source of strength doctrine" which requires such holding companies to serve as a source of "financial and managerial" strength for their subsidiary banks.

Employees

At December 31, 1996, BNC had approximately 120 employees, which included 110 full-time employees. None of BNC's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

Item 2.     Description of Property

The principal offices of BNC and BNC -- North Dakota are located in BNC's main office building at 322 East Main Avenue, Bismarck, North Dakota. The building is owned by BNC -- North Dakota. BNC -- North Dakota also owns a branch office located at 219 South 3rd Street in Bismarck. In early 1997, the Company purchased an office building at 116 North 4th Street, Bismarck, approximately one half block from the principal office building. Certain bank and holding company departments will be housed at this facility upon expected completion of remodeling during the second quarter of 1997. BNC also owns its banking facilities at Linton, Crosby, Ellendale, Kenmare and Stanley, North Dakota.

Facilities in Garrison and Watford City, North Dakota and additional facilities in Bismarck are leased. The Garrison and Watford City leases expire in June 2000 and April 1998, respectively. Office facilities in Bismarck are being leased on a month to month basis pending completion of remodeling at the 4th Street location in Bismarck. The land at BNC -- North Dakota's branch office on South 3rd Street is also leased. This lease expires in 2006.

The Company also leases the facilities occupied by BNC -- Minnesota at 333 South Seventh Street, Minneapolis, Minnesota. Leases on this property expire in June 2001. Facilities housing BNC Financial at 4150 South 2nd Street, St. Cloud, Minnesota are leased. The lease on this property expires in April 2002.

BNC owns land in north Bismarck and will construct a branch office for BNC -- North Dakota during 1997 (see "Management's Discussion and Analysis or Plan of Operation -- Financial Condition -- Capital Resources and Expenditures" included under Item 6 below).

All owned and leased properties are considered in good operating condition and are believed adequate for the Company's present and foreseeable future operations. BNC does not anticipate any difficulty in leasing additional suitable space upon expiration of present lease terms.

See Note 14 to the Consolidated Financial Statements included under Item 7 below for additional information concerning lease commitments.


Item 3.     Legal Proceedings

BNC is currently not a party to any material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to BNC's business may be brought against or by BNC, such as claims to enforce liens, condemnation proceedings on properties in which BNC holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business.


Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II


Item 5.     Market for Common Equity and Related Stockholder Matters

The Company's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "BNCC". Prior to July 17, 1995, there was no public market for the Company's common stock.

The following table lists the high and low sales prices of the Common Stock for the periods indicated as reported by the Nasdaq National Market. The quotes represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not represent actual transactions.


                       For the Year Ended December 31,
                    --------------------------------------
                           1996                1995
                    ------------------  ------------------
Period                High       Low     High       Low
                    --------   -------  -------   --------
First Quarter.......$  10.38   $  9.25      N/A        N/A
Second Quarter......$  10.25   $  8.00      N/A        N/A
Third Quarter.......$  11.50   $  9.00  $ 10.75   $   9.75
Fourth Quarter......$  12.50   $ 10.50  $ 12.00   $   9.75


On March 1, 1997, there were 113 record holders of the Company's Common Stock.

BNC's policy is to retain its earnings to support the growth of its business. The board of directors of BNC has never declared cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The ability of BNC to pay cash dividends largely depends on the amount of cash dividends paid to it by the Banks. Capital distributions, including dividends, by the Banks are subject to federal regulatory restrictions tied to each institution's earnings and capital See "Supervision and Regulation" included under Item 1 of Part I.


Item 6.     Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis analyzes the major elements of the Company's statements of financial condition and income. This section should be read in conjunction with the Company's Consolidated Financial Statements and notes therewith and other detailed information appearing elsewhere herein.

Selected Financial Data

The selected consolidated financial data presented below under the caption "Income Statement Data" and "Balance Sheet Data" for and as of the years ended December 31, 1996, 1995 and 1994 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Statements of Condition as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996 were audited by Arthur Andersen LLP, independent public accountants. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 7 below.

                             Selected Financial Data


                                             For the Years Ended December 31,
                                           ----------------------------------
                                              1996         1995       1994
                                            ---------    --------   --------
                                            (in thousands except share data)
Income Statement Data:
Gross interest income........................$  20,957    $ 15,283   $ 10,263
Gross interest expense.......................   11,107       8,542      4,411
                                             ---------    --------   --------
Net interest income..........................    9,850       6,741      5,852
Provision for loan losses....................      739         168        179
Noninterest income (1).......................    2,096       1,736      1,399
Noninterest expense..........................    8,213       6,511      5,202
Provision for income taxes...................    1,147         641        679
                                             ---------    --------   --------
Net income...................................$   1,847    $  1,157   $  1,191
                                             =========    ========   ========
Balance Sheet Data: (at end of period)
Total assets.................................$ 288,558    $240,399   $147,645
Investments and federal funds sold...........   66,391      97,366     25,161
Loans........................................  202,997     120,683    110,471
Allowance for loan losses....................    1,594       1,048      1,021
Total deposits...............................  239,770     211,048    124,649
Short-term borrowings........................   11,437       1,000      7,360
Long-term borrowings.........................   10,615       3,354      3,570
Stockholders' equity.........................   22,635      20,887      9,540
Book value per common share outstanding......$    9.68(2) $   8.93(2)$   7.87(2)
Earnings Performance Data:
Return on average total assets...............     .71%        .59%       .87%
Return on average stockholders' equity.......    8.53%       8.11%     12.34%
Net interest margin..........................    4.09%       3.71%      4.70%
Net interest spread..........................    3.63%       3.27%      4.34%
Earnings per share...........................   $  .79      $  .67     $  .98
Balance Sheet and Other Key Ratios:
Nonperforming assets to total assets.........     .15%        .20%       .44%
Nonperforming loans to total loans...........     .14%        .40%       .49%
Net loan (charge-offs) recoveries to
     average loans ..........................   (.11)%      (.03)%       .13%
Allowance for loan losses to total loans.....     .78%        .87%       .92%
Allowance for loan losses to nonperforming
     loans ..................................     555%        218%       188%
Average stockholders' equity to average
     total assets ...........................    8.34%       8.69%      6.46%

--------------------
(1) Includes recognizable loan fees of $1.3 million, $559,000 and $650,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
(2) Based on total common shares outstanding of 2,338,720 at December 31, 1996 and 1995 and 1,212,720 at December 31, 1994.

Overview

For the year ended December 31, 1996, net income was $1.8 million, compared with $1.2 million for the year ended December 31, 1995. This strong earnings growth was due primarily to a sharp increase in net interest income which was driven by strong loan growth and an increase in non-interest income.

Loans totaled $203.0 million at December 31, 1996, an increase of $82.3 million, or 68%, from December 31, 1995. Total assets increased $48.2 million, or 20%, to $288.6 million as of December 31, 1996 compared to $240.4 million at December 31, 1995. Total deposits increased $28.8 million, or 14%, to $239.8 million at December 31, 1996 compared to $211.0 million at December 31, 1995.

Results of Operations

Net Interest Income. Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of rates paid on those interest-bearing liabilities.

1996 vs. 1995. Net interest income increased $3.1 million, or 46%, to $9.9 million for the year ended December 31, 1996 as compared to the same period in 1995. Total interest income increased $5.7 million, or 37%, to $21.0 million for 1996 as compared to the $15.3 million recorded in 1995. Loan growth during 1996 caused the increase in interest income as average earning assets increased $59.0 million, or 32%, to $240.9 million for the twelve months ended December 31, 1996 as compared to $181.9 million for the same period in 1995. The yield on average earning assets increased 30 basis points to 8.70% for 1996 as compared to 8.40% for 1995. A change in mix of the earning asset portfolio also contributed to the increase in interest income. During 1996, the average earning asset portfolio was comprised of 29% investments (yielding 6.50%) and 71% loans (yielding 9.54%) as compared to 36% investments (yielding 6.13%) and 64% loans (yielding 9.58%) in 1995. The volume increase and change in mix of the earning asset portfolio were caused by the Company's significant loan growth as investments were sold to fund loans. The increase in yield resulted from the increase in investment yield noted above and the change in mix of the earning asset portfolio from lower yielding investments to higher yielding loans.

Total interest expense increased $2.6 million, or 30%, to $11.1 million for the twelve months ended December 31, 1996 as compared to $8.5 million for the same period in 1995. The increase in interest expense was caused by an increase in volume of average interest-bearing liabilities offset by decreases in cost on these liabilities. Total average interest-bearing liabilities increased $52.6 million, or 32%, to $219.1 million for the year ended December 31, 1996 as compared to $166.5 million for the year ended December 31, 1995. Average interest-bearing deposits and borrowings increased $41.6 million and $11.0 million, or 27% and 105%, respectively, for the twelve months ended December 31, 1996 as compared to the same period in 1995. The average cost on interest-bearing deposits decreased 47, 55, 15 and 26 basis points for interest-bearing checking and money market accounts, savings accounts, time deposits under $100,000 and time deposits of $100,000 and over, respectively. The decreased costs of deposits on a category by category basis, however, resulted in only a 7 basis point decrease in total deposit cost to 4.93% for the year ended December 31, 1996 as compared to 5.00% for the year ended December 31, 1995. Offsetting the by-category cost decreases was a shift in average deposit portfolio mix as time deposits accounted for 71% of total average deposit balances for the year ended December 31, 1996 as compared to less then 65% for the same period in 1995. This mix change was caused primarily by the deposit acquisition in 1995; over 80% of the $94.2 million in acquired and retained deposits were time deposits (a portion of the acquired deposits were sold along with Farmers & Merchants Bank of Beach ("FMB") in October 1995; see below and Note 2 to the Consolidated Financial Statements included under
Item 7 below).

1995 vs 1994. Net interest income increased $889,000, or 15%, to $6.7 million for the year ended December 31, 1995 as compared to the $5.9 million recorded for the same period in 1994. Total interest income increased $5.0 million, or 49%, to $15.3 million for 1995 as compared to the $10.3 million recorded in 1994. The increased interest income was the net result of rate, volume and mix variances in the earning asset portfolio. The most significant factor was the increase in average earning assets of $57.4 million, or 46%, to $181.9 million for the twelve months ended December 31, 1995 as compared to $124.5 million for the same period in 1994. The yield on earning assets increased 16 basis points to 8.40% for 1995 as compared to 8.24% for 1994. A change in mix of the earning asset portfolio also occurred. During 1995, the average earning asset portfolio was comprised of 36% investments (yielding 6.13%) and 64% loans (yielding 9.58%) as compared to 21% investments (yielding 5.34%) and 79% loans (yielding 8.95%) in 1994. The increases in loan and investment yields were offset by the mix change noted above. The volume increase and change in mix of the earning asset portfolio were caused by a combination of the Company's corporate developments in 1995 including the deposit acquisition (as acquired funds were invested), internal loan growth and the sale of FMB (the Consolidated Statement of Cash Flows in the Consolidated Financial Statements included under Item 7 below provides details of the cash flows relating to the corporate transactions noted above).

Net interest expense increased $4.1 million, or 94%, to $8.5 million for the twelve months ended December 31, 1995 as compared to $4.4 million for the same period in 1994. The increase in interest expense was caused by an increase in volume of average interest-bearing liabilities and increases on costs of the liabilities. Total average interest-bearing liabilities increased $53.6 million, or 47%, to $166.5 million for the year ended December 31, 1995 as compared to $112.9 million for the year ended December 31, 1994. Average interest-bearing deposits and borrowings increased $52.6 million and $1.0 million, or 51% and 10%, respectively, for the twelve months ended December 31, 1995 as compared to the same period in 1994. The average cost on interest-bearing deposits increased to 5.00% for 1995 as compared to 3.81% for 1994. The increase in cost of deposits was caused by an aggressive bid for deposits at BNC -- North Dakota in late 1994 and early 1995 and the higher than anticipated cost on the deposits acquired in August 1995. The high percentage of time deposits to total deposits acquired also contributed to the overall increase in average deposit cost as the mix of the deposit portfolio changed such that a higher percentage of deposits were in time deposits versus noninterest and low interest-bearing deposits (see "Financial Condition -- Deposits and Borrowered Funds" below).

The following table sets forth, for the periods, indicated certain information relating to BNC's average balance sheets and reflects the yield on average assets and cost of average liabilities. Such yields and costs are derived by dividing income and expense by the average balance of assets and liabilities. No tax equivalent adjustments were made, and all average balances have been derived from monthly averages which are indicative of daily averages.

             Analysis of Average Balances, Interest and Yields/Rates


                                                                          Year ended December 31,
                                        ------------------------------------------------------------------------------------------
                                                     1996                           1995                        1994
                                        ---------------------------   -----------------------------  -----------------------------
                                                 Interest  Average               Interest   Average           Interest    Average
                                        Average    earned  yield or   Average      earned  yield or  Average    earned    yield or
                                        balance   or paid    cost     balance     or paid    cost    balance   or paid     cost
                                        -------   -------   -----     ---------   -------   ------   -------   -------    ------
                                                    (dollars in thousands)
Assets
  Federal funds sold...................  $2,714    $ 145     5.34%      $11,348    $ 651    5.74%    $4,086      $ 110    2.69%
  Taxable investments..................  66,547    4,359     6.55%       52,154    3,213    6.16%    21,260      1,211    5.70%
  Tax-exempt investments...............   1,090       70     6.42%        1,705      134    7.86%     1,287        100    7.77%
  Loans (1)............................ 171,780   16,383     9.54%      117,773   11,285    9.58%    98,749      8,842    8.95%
  Allowance for loan losses............  (1,265)       -                 (1,117)       -               (871)         -
                                       --------   ------               --------   ------           --------     ------
    Total interest-earning assets(2)... 240,866   20,957     8.70%      181,863   15,283    8.40%   124,511     10,263    8.24%
  Noninterest-earning assets:
    Cash and due from banks............   5,240                           5,290                       4,216
    Other..............................  13,393                          10,095                       7,883
                                       --------                        --------                    --------
      Total assets.....................$259,499                        $197,248                    $136,610
                                       ========                        ========                    ========

Liabilities and Stockholders' Equity
  Deposits:
    NOW and money market accounts .....$ 38,920   $1,004     2.58%      $38,941   $1,187    3.05%   $36,423      $ 990    2.72%
    Savings............................   8,498      196     2.31%        7,598      217    2.86%     7,187        189    2.63%
  Certificates of deposit:
    Under $100,000..................... 124,682    7,055     5.66%       93,983    5,456    5.81%    50,259      2,277    4.53%
    $100,000 and over..................  25,499    1,483     5.82%       15,486      942    6.08%     9,523        488    5.12%
                                       --------   ------               --------   ------           --------     ------
  Total interest-bearing deposits...... 197,599    9,738     4.93%      156,008    7,802    5.00%   103,392      3,944    3.81%
  Short-term borrowings:
    Securities and loans sold under
      agreements to repurchase and
      federal funds purchased..........   7,340      408     5.56%        3,546      172    4.85%     3,366         60    1.78%
    FHLB notes payable.................   7,192      406     5.65%        3,483      231    6.63%     2,667        130    4.87%
  Long-term borrowings.................   7,027      555     7.90%        3,499      337    9.63%     3,525        277    7.86%
                                       --------   ------               --------   ------           --------     ------
      Total interest-bearing
          liabilities.................. 219,158   l1,107     5.07%      166,536    8,542    5.13%   112,950      4,411    3.90%
Noninterest-bearing demand accoounts...  15,147                          13,233                      11,942
                                       --------                        --------                    --------
      Total deposits and interest-
        bearing liabilities............ 234,305                         179,769                     124,892
Other noninterest-bearing liabilities..   3,539                           3,208                       2,068
                                       --------                        --------                    --------
      Total liabilities................ 237,844                         182,977                     126,960
Stockholders' equity...................  21,655                          14,271                       9,650
                                       --------                        --------                    --------
      Total liabilities and
        stockholders' equity...........$259,499                        $197,248                    $136,610
                                       ========                        ========                    ========
Net interest income....................           $9,850                          $6,741                        $5,852
                                                  ======                          ======                        ======
Net interest spread....................                      3.63%                          3.27%                         4.34%
                                                             =====                          =====                         =====
Net interest margin....................                      4.09%                          3.71%                         4.70%
                                                             =====                          =====                         =====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................... 109.91%                         109.20%                     110.24%
                                        =======                         =======                     =======

--------------------
(1) Interest income does not include loan origination fees other than those amortized and included as an adjustment to loan yield as required under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Average nonaccrual loans are included in average loans outstanding.

(2) Yields do not include adjustments for tax exempt interest because such interest is not material.

The following table illustrates, for the periods indicated, the dollar amount of changes in BNC's interest income and interest expense for the major components of interest earning assets and interest bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. Changes in net interest income due to both volume and rate have been included in the changes due to rate:

                        Analysis of Changes in Net Interest Income

                                         For the Years Ended December 31,
                                   --------------------------------------------
                                   1996 Compared to 1995  1995 Compared to 1994
                                   ---------------------  ----------------------
                                   Change Due to          Change Due to
                                   --------------         --------------
                                   Volume   Rate  Total   Volume   Rate   Total
                                   ------- ------ ------  ------- ------ -------
                                                    (in thousands)
Interest-Earning Assets
   Federal funds sold...............$ (496) $ (10) $(506) $  196  $ 345  $   541
   Investments......................    856    226  1,082   1,821    215   2,036
   Loans............................  5,175   (77)  5,098   1,703    740   2,443
                                    ------- ------ ------ ------- ------ -------
      Total increase in interest
          income....................  5,535    139  5,674   3,720  1,300   5,020
                                    ------- ------ ------ ------- ------ -------
Interest-Bearing Liabilities
   NOW and money market accounts....    (1)  (182)  (183)      68    129     197
   Savings..........................     26   (47)   (21)      11     17      28
   Certificates of Deposit:
      Under $100,000................  1,782  (183)  1,599   1,981  1,198   3,179
      $100,000 and over.............    609   (68)    541     306    148     454
   Short-term borrowings:
      Securities and loans sold
       under agreements to
       repurchase and federal
       funds purchcased.............    184    52     236      3      109    112
      FHLB notes payable............    246   (71)    175     40      61     101
   Long-term borrowings.............    340  (122)    218     (2)     62      60
                                    ------- ------ ------ ------- ------ -------
      Total increase (decrease)
        in interest expense ........  3,186  (621)  2,565   2,407  1,724   4,131
                                    ------- ------ ------ ------- ------ -------
      Increase (decrease) in net
        interest income             $ 2,349 $  760 $3,109 $ 1,313 $ (424) $  889
                                    ======= ====== ====== ======= ====== =======

Provision for Loan Losses. Management determines a provision for loan losses which it considers sufficient to maintain an adequate allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, consideration is given to historical charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, general economic conditions, information regarding specific borrower status including financial condition and related loan collateral values and other factors and estimates which are subject to change over periods of time. Estimating the risk and potential amount of loss on loans is subjective. Ultimate losses may vary from current estimated losses. Management reviews its estimates periodically and, as adjustments become necessary, such adjustments are reported in income through the provision for loan losses in the appropriate period.

The provision for loan losses for the twelve months ended December 31, 1996 was $739,000, an increase of $571,000, or 340%, over the provision for the same period in 1995. The provision for loan losses was $168,000 in 1995, a decrease of $11,000, or 6%, from 1994's provision for loan losses of $179,000. Management increased the loan loss provision in 1996 due to the Company's significant loan growth. Management believes the resulting allowance for loan losses is adequate to cover anticipated losses in the loan portfolio at December 31, 1996. The decrease in the provision for 1995 as compared to 1994 reflects the fact that $9.2 million of loans were sold with FMB during 1995 (see Note 2 to the Consolidated Financial

Statements included under Item 7 below) resulting in a lower average risk grade in the Company's loan portfolio and an allowance for loan losses considered adequate to cover anticipated losses in the loan portfolio at December 31, 1995.

Net charge-offs through the allowance for loan losses were $193,000 and $41,000 for the years ended December 31, 1996 and 1995, respectively. Net recoveries through the allowance for loan losses during 1994 were $129,000. The allowance for loan losses was $1.6 million as of December 31, 1996 and $1.0 million as of December 31, 1995 and 1994. See "Financial Condition -- Allowance for Loan Losses".

Noninterest Income. The following table presents, for the periods indicated, the major categories of the Company's noninterest income:


                               Noninterest Income
                                  For the Years Ended December 31,
                                  ---------------------------------
                                    1996         1995        1994
                                  ---------    --------    --------
                                           (in thousands)
Loan fees ....................... $   1,276    $    559    $    650
Service charges..................       418         401         259
Rental income....................        34          37         126
Net gain (loss) on sales of
   securities ...................        19        (18)          28
Other noninterest income.........       349         757         336
                                  ---------    --------    --------
Total noninterest income......... $   2,096    $  1,736    $  1,399
                                  =========    ========    ========


Total noninterest income increased $360,000, or 21%, to $2.1 million for the year ended December 31, 1996 as compared to the same period in 1995. Total noninterest income for the year ended December 31, 1995 was $1.7 million, an increase of $337,000, or 24%, from the $1.4 million recorded for the year ended December 31, 1994.

Loan fee income totaled $1.3 million for the twelve month period ended December 31, 1996, a $717,000 increase over the same period in 1995. Loan fee income for the year ended December 31, 1995 was $559,000 as compared to $650,000 for the same period in 1994. The increase in loan fee income for the year ended December 31, 1996 as compared to the same period in 1995 is primarily the result of recognition of loan origination fees on several large commercial loans originated and sold without recourse during 1996. BNC- North Dakota generated over $1 million of the $1.3 million in loan fees recognized in 1996. Management cannot predict with any degree of certainty the amount of loans which will be originated and related loan fees which will be recognized in future periods.

Service charges totaled $418,000 for the year ended December 31, 1996 as compared to $401,000 for the same period in 1995. Service charges in 1995 increased $142,000, or 55%, from the $259,000 recorded in 1994. The increase in service charge income for the year ended December 31, 1995 as compared to the same period in 1994 is due primarily to volume-related increases in service charge income on commercial transaction accounts coupled with increases in fees charged for certain account activity.

Rental income was $34,000, $37,000 and $126,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in rental income in 1996 and 1995 as compared to 1994 is attributable to the growth the Company has experienced. Excess space in the Company's principal office building in Bismarck was rented to outside entities in 1994. During 1995 and 1996, that space was occupied by BNC personnel.

Net investment securities gains were $19,000 for the year ended December 31, 1996 as compared to net losses of $18,000 and net gains of $28,000 for the years ended December 31, 1995 and 1994, respectively. In 1996, the proceeds from securities sales were $49 million with resultant gross gains and losses recorded of $32,000 and $13,000, respectively. In 1995, the proceeds from securities sales were $89 million with resultant gross gains and losses recorded of $5,000 and $23,000, respectively. In 1994, the proceeds from securities sales were $18 million with resultant gross gains and losses recorded of $33,000 and $5,000, respectively.

Other noninterest income, which includes various fee income items, commission income from the sale of nondeposit investments, consulting income and other miscellaneous income items was $349,000 for the year ended December 31, 1996 as compared to $757,000 and $336,000 for the years ended December 31, 1995 and 1994, respectively. The decrease in other noninterest income of $408,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily the result of the $316,000 gain recognized on the sale of FMB during 1995. Commission income on sales of nondeposit investments decreased $135,000 in 1996 as compared to 1995 due to a reduction of personnel in the nondeposit investment sales area. These items were offset by smaller increases in other miscellaneous fee income and income derived from the consulting activities of BNC Financial. The increase of $421,000 in other noninterest income for 1995 as compared to 1994 is a result of the $316,000 gain on the sale of FMB recorded in 1995 and an increase of $217,000 in commission income on the sale of nondeposit investments in 1995 as compared to 1994. The increased commission income recorded for the year ended December 31, 1995 as compared to the year ended December 31, 1994 reflects the fact that 1995 was the first full year of nondeposit investment sales activities for the Company. The increased income from the sale of nondeposit investments and the gain on the sale of FMB in 1995 were offset by smaller decreases in fee income, consulting income and other miscellaneous income in 1995.

Noninterest Expense. The following table presents, for the periods indicated, the major categories of the Company's noninterest expense:


                               Noninterest Expense
                                      For the Years Ended December 31,
                                      --------------------------------
                                        1996        1995        1994
                                      --------    --------    --------
                                               (in thousands)
                                                  --------    --------
Salaries and employee benefits....... $  4,311    $  3,352    $  2,990
Depreciation and amortization........      980         619         444
Occupancy............................      675         413         305
Office supplies, telephone and
   postage...........................      505         521         227
Professional services................      360         246         236
Marketing and promotion..............      352         424         211
FDIC and other assessments...........      239         296         308
Other................................      791    640              481
                                      --------    --------    --------
Total noninterest expense............ $  8,213    $  6,511    $  5,202
                                      ========    ========    ========
Efficiency ratio (1).................   68.75%      76.81%      71.74%

--------------------
(1) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

Total noninterest expense for the year ended December 31, 1996 increased $1.7 million, or 26%, as compared to total noninterest expense for the same period in 1995. Total noninterest expense for the year ended December 31, 1995 was $6.5 million, an increase of $1.3 million, or 25%, as compared to total noninterest expense for the year ended December 31, 1994. The overall increases in noninterest expense result from the growth and expansion the Company experienced during this two year period (see Note 2 to the Consolidated Financial Statements included under Item 7 below).

Salaries and employee benefits represent the largest category of noninterest expense at 52%, 51% and 57% of total noninterest expense for the years ended December 31, 1996, 1995 and 1994, respectively. Salaries and benefits totaled $4.3 million for the year ended December 31, 1996, an increase of $959,000, or 29%, as compared to the same period in 1995. The total salaries and benefits expense of $3.4 million recorded for the year ended December 31, 1995 represented an increase of $362,000, or 12%, over the total salaries and benefits recorded for the year ended December 31, 1994. Salary and employee benefits expense includes salaries, applicable payroll and unemployment taxes, premiums for health, life and disability insurance, incentive bonuses and contributions to the Company's 401(k) plan. Salaries and incentives totaled $3.7 million, $3.0 million and $2.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Officer and employee insurance expenses totaled $215,000, $132,000 and $140,000 for the years ended December 31, 1996, 1995 and
1994, respectively. These increases are attributable to the Company's expansion which resulted in average full-time equivalent employees of 105, 68 and 54 for the years ended December 31, 1996, 1995 and 1994, respectively.

Depreciation and amortization expense totaled $980,000 for the year ended December 31, 1996, an increase of $361,000, or 58%, as compared to the year ended December 31, 1995. The total depreciation and amortization expense of $619,000 recorded for the year ended December 31, 1995 represented an increase of $175,000, or 39%, over the $444,000 recorded for the year ended December 31, 1994. Total depreciation and amortization expense on premises, leasehold improvements and equipment recorded for the twelve month periods ending December 31, 1996, 1995 and 1994 was $499,000, $377,000 and $348,000, respectively, the increases resulting from additions to premises, leasehold improvements and equipment of $1.4 million, $2.0 million and $345,000 for the twelve month periods ending December 31, 1996, 1995 and 1994, respectively. Amortization expense on intangible assets totaled $481,000, $242,000 and $96,000 for the twelve month periods ending December 31, 1996, 1995 and 1994, respectively. The increased expense is attributable to intangible assets recorded on acquisitions during 1995 and 1996, including $3.6 million in deposit premiums and acquisition costs relating to the August 1995 deposit acquisition, and certain smaller intangibles relating to BNC's other acquisitions (see Note 2 to the Consolidated Financial Statements included under Item 7 below).

Occupancy expense for the year ended December 31, 1996 increased $262,000, or 63%, as compared to the year ended December 31, 1995. The total occupancy expense of $413,000 recorded for the year ended December 31, 1995 represented an increase of $108,000, or 35%, over the year ended December 31, 1994. This expense category includes rent expense, building maintenance, utilities, real estate taxes, property insurance, and furniture and fixture, EDP and other maintenance. The $262,000 increase in occupancy expense in 1996 is caused primarily by increased rent expense of $187,000 attributable to BNC's facilities in Minneapolis and St. Cloud, Minnesota as well as Garrison and Watford City, North Dakota (see Part I, Item 2, "Description of Property"). The remainder of the $262,000 increase consists of small increases in each of the other occupancy expense categories attributable to operation of the facilities acquired during the second half of 1995 and early 1996. The $108,000 increase in occupancy expense recorded in 1995 as compared to 1994 resulted from small increases in most of the occupancy expense categories and was attributable to the acquisition of the North Dakota branches during third quarter 1995 and the operation of a loan production office by BNC -- North Dakota in Minneapolis prior to BNC -- Minnesota being chartered in January 1996.

Total office supplies, telephone and postage expense decreased slightly for the year ended December 31, 1996 in comparison to the same period in 1995. The increase in expense in this category of $294,000 from the $227,000 recorded for the year ended December 31, 1994 to the $521,000 recorded for the year ended December 31, 1995 was caused primarily by expenses incurred in opening the loan production office in Minneapolis and bringing the BNC -- North Dakota branch offices on line in August 1995. Expenses included in this category are office supplies, special forms, customer checks, data processing supplies, telephone and postage and freight expense. BNC recorded decreases in expense relating to office supplies, special forms, customer checks and data processing supplies during 1996 as compared to 1995. Telephone and postage and freight expense, however, increased in 1996 as a result of the number of facilities operating and the additional customers acquired in the 1995 branch acquisition.

Professional services expense includes legal, audit and tax preparation fees as well as software support and other consulting expense. Total professional expense of $360,000, $246,000 and $236,000 was recorded for the years ending December 31, 1996, 1995 and 1994, respectively. The $114,000 increase for 1996 as compared to 1995 was mainly attributable to increases in legal and audit fees.

The Company's marketing and promotion expense totaled $352,000, $424,000 and $211,000 for the years ended December 31, 1996, 1995 and 1994, respectively. This category includes advertising, public and community relations and miscellaneous promotional campaign expenses. The $213,000 increase in this category for 1995 as compared to 1994 is almost entirely attributable to ad campaigns relating to the 1995 branch acquisitions and merger of BNC's two subsidiary banks (and related name change of the surviving bank) (see Note 1 to the Consolidated Financial Statements included under Item 7 below).

FDIC and other assessments expense includes FDIC deposit insurance premiums and OCC assessments. Total FDIC and OCC assessments were $239,000, $296,000 and $308,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The decreases in this expense category have been caused primarily by changes in the FDIC's risk related deposit insurance premiums. During 1994 the Company was paying FDIC assessments of 23 basis points annually on its BIF insured deposits. In 1995, the Company acquired approximately $94 million of SAIF insured deposits. The addition of the SAIF deposits and the increased insurance expense attributable to them was offset by the reduction of premium rates on BIF deposits to 0 basis points for BNC's banks and an FDIC deposit insurance refund paid to BIF insured banks due to the recapitalization of the BIF to the required level of 1.25% of insured deposits. During 1996, the Company's assessment expenses further decreased because of the reduction of premium rates on SAIF deposits to 0 basis points and a deposit insurance refund paid to SAIF insured banks upon recapitalization of the SAIF to 1.25% of insured deposits. Unless there are additional changes to the deposit insurance regulations, management expects expense in this category to further decline in 1997 as BNC's banks are currently being assessed only for interest payable on Financing Corporation bonds (issued between 1987 and 1989 to resolve failed savings and loan associations). The assessments are 1.30 basis points annually on BIF insured deposits and 6.48 basis points annually on SAIF insured deposits.

Other noninterest expense includes directors fees, blanket bond and other insurance expense, education and development expense, correspondent changes, travel, dues, conventions and other miscellaneous expense categories. Total other noninterest expense was $791,000, $640,000 and $481,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase of $151,000 in this expense category for 1996 as compared to 1995 is attributable to small increases in several of the categories mentioned above. The increase of $159,000 for 1995 as compared to 1994 is also caused by small increases in many of the categories mentioned above.

Income Taxes. The income tax provision for the years 1996, 1995 and 1994 was $1.1 million, $641,000 and $679,000, respectively. As a percentage of pretax income, income tax expense for 1996 was 38.3%, as compared to 35.7% in 1995 and 36.3% in 1994. The increase in income tax expense relative to pretax income in 1996 as compared to 1995 is a result of an increase in the percentage of taxable income on municipal bonds. Consolidated federal income tax returns were filed for all of the periods presented.

Financial Condition

Investment Securities. BNC's investment policy is designed to: enhance net income and return on equity through prudent management of risk; ensure liquidity for cash-flow requirements; help manage interest rate risk; ensure collateral is available for public deposits, advances and repurchase agreements; and manage asset diversification. In managing the portfolio and the composition of the entire balance sheet, the Company seeks a balance among earnings, credit and liquidity considerations, with a goal of maximizing the longer-term overall profitability of the Company.

Investments are centrally managed by the President of BNC -- North Dakota in order to maximize compliance (federal laws and regulations place certain restrictions on the amounts and types of investments BNC may hold) and effectiveness of overall investing activities. BNC's liquidity is monitored and managed and the maturity dates of the Company's investments are structured to maintain necessary liquidity (see "Liquidity" below). However, the primary goal of BNC's investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads. Accordingly, BNC monitors the sensitivity of its assets and liabilities to changes in interest rates and maturities and directs the Company's overall acquisition and allocation of funds (see "Asset/Liability Management" below).

The following tables present the composition and maturities of the investment portfolio by major category as of the periods indicated:

                             Investment Portfolio Composition
                                                           December 31,
                              -----------------------------------------------------------------------
                                      1996                     1995                     1994
                              ---------------------    ---------------------    ---------------------
                                          Estimated                Estimated                Estimated
                              Amortized   Fair Market  Amortized   Fair Market  Amortized   Fair Market
                                Cost        Value        Cost        Value        Cost        Value
                              --------    ---------    --------    ---------    --------    ---------
                                                      (dollars in thousands)
Available for Sale:
U.S. Treasury securities..... $ 13,814    $  13,856    $ 25,041    $  25,101    $  8,973    $   8,860
U.S. government agency
   mortgage-backed
   securities................    9,555        9,559       4,798        4,843       5,205        5,102
U.S. government agencies
   securities................    3,633        3,642       7,513        7,520       7,363        7,263
Collateralized mortgage
   obligations...............   23,898       23,855      44,800       44,803       1,881        1,734
Other securities.............    7,773        7,779      10,882       10,885       1,004        1,004
State and municipal bonds....      759          800       1,162        1,264          --           --
                              --------    ---------    --------    ---------    --------    ---------
Total........................   59,432       59,491      94,196       94,416      24,426       23,963
                              --------    ---------    --------    ---------    --------    ---------
Held to Maturity:
State and municipal bonds....       --           --          --           --       1,148        1,195
                              --------    ---------    --------    ---------    --------    ---------
Total........................        0            0           0            0       1,148        1,195
                              --------    ---------    --------    ---------    --------    ---------
Total investments............ $ 59,432    $  59,491    $ 94,196    $  94,416    $ 25,574    $  25,158
                              ========    =========    ========    =========    ========    =========



           Investment Portfolio -- Maturity and Yields (as of December 31, 1996)


                                                           Maturing
                               --------------------------------------------------------------------
                                                   After 1 but       After 5 but
                                Within 1 year    within 5 years   within 10 years    After 10 years        Total
                               ---------------   --------------   ----------------   --------------    --------------
                                             (1)              (1)                (1)              (1)
                                Amount   Yield   Amount   Yield   Amount     Yield   Amount   Yield    Amount   Yield
                               -------   -----   ------   -----   -------    -----   ------   -----    ------   -----
                                                                   (dollars in thousands)
Available for Sale: (2)
U.S. Treasury securities.....  $ 4,799   5.97%   $9,015   6.06%   $   --      -- %   $ --      -- %   $13,814   6.03%
U.S. government agency
  mortgage-backed
  securities (3).............       --    -- %    1,897   6.86%     7,303    6.53%     355    7.76%     9,555   6.64%
U.S. government agencies
  securities.................       --    -- %    3,633   7.17%       --      -- %     --      -- %     3,633   7.17%
Collateralized mortgage
  obligations (3)............       --    -- %      317   6.03%    11,470    6.11%   12,111   6.28%    23,898   6.20%
Other securities.............    6,682   7.02%      --     -- %       --      -- %    1,091   6.27%     7,773   6.92%
State and municipal bonds....       50   6.06%      200   8.25%       161    7.50%      348   5.47%       759   6.67%
                               -------   -----   ------   -----   -------    -----   ------   -----    ------   -----
  Total book value of
   investment securities.....  $11,531   6.58%   $15,062  6.46%   $18,934    6.28%  $13,905   6.30%   $59,432   6.39%
                               =======   =====   =======  =====   =======    =====  =======   =====   -------   -----
Unrealized holding gain on
  securities available for
  sale ......................                                                                              59
                                                                                                       ------
Total investment in securities
  (at estimated fair market
  value).....................                                                                          $59,491   6.38%(4)
                                                                                                       =======   =====

--------------------

(1)Yields do not include adjustments for tax exempt interest because such interest is not material; yields also do not reflect changes in fair value that are reflected as a separate component of stockholders' equity (except as noted in (4) below).
(2)Based on amortized cost/book value.
(3)Maturities of mortgage-backed securities and collateralized mortgage obligations are based on contractual maturities.
(4)Yield reflects changes in fair value that are reflected as a separate component of stockholders equity.


As of December 31, 1996, BNC had $59.5 million of securities in the investment portfolio as compared to $94.4 million and $25.1 million for the years ended December 31, 1995 and 1994, respectively. The increase in investment securities at December 31, 1995 as compared to one year earlier is a result of having invested the funds received in the August 1995 branch acquisition (see Note 2 to the Consolidated Financial Statements included under Item 7 below). The decrease in investment securities in 1996 resulted from the transfer of funds from investments to loans as the company funded the significant loan growth experienced during 1996 (see "Results of Operations -- Net Interest Income" and "Financial Condition -- Loan Portfolio"). Investments accounted for 21%, 39% and 17% of total assets as of December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, BNC held no securities of any single issuer, other than the U.S. Treasury and U.S. government agencies securities, that exceeded 10% of stockholders' equity. A significant portion of the Company's investment securities portfolio (approximately 59% at December 31, 1996) is used as collateral for public funds time deposits, securities sold under agreements to repurchase and other BNC borrowings.

Loan Portfolio. The following table presents the composition of the Company's loan portfolio at the end of the periods indicated:


                             Loan Portfolio Composition

                                                  December 31,
                                 ----------------------------------------------------------
                                         1996                1995                1994
                                 -----------------   ------------------   -----------------
                                  Amount      %        Amount      %        Amount     %
                                 --------   ------   ---------   ------   --------   ------
                                                      (dollars in thousands)
Commercial and industrial(1).... $ 94,701     47.0    $ 41,639     34.8   $ 39,218     35.9
Agricultural....................   20,673     10.3      18,046     15.1     22,144     20.2
Real estate-mortgage............   47,451     23.6      36,606     30.6     32,805     30.0
Real estate-construction........    8,806      4.4       5,884      4.9      3,992      3.6
Consumer........................   18,734      9.3       9,960      8.3      9,331      8.5
Lease financing.................   12,970      6.4       8,660      7.2      3,076      2.8
                                 --------   ------   ---------   ------   --------   ------
Total face amount of loans......  203,335    101.0     120,795    100.9    110,566    101.0
Deferred loan fees and costs....     (338)    (0.2)       (112)    (0.1)       (95)    (0.1)
                                 --------   ------   ---------   ------   --------   ------
Loans...........................  202,997    100.8     120,683    100.8    110,471    100.9
Less allowance for loan losses..   (1,594)    (0.8)     (1,048)    (0.8)    (1,021)    (0.9)
                                 --------   ------   ---------   ------   --------   ------
Net loans....................... $201,403    100.0   $119,635     100.0   $109,450    100.0
                                 ========   ======   =========   ======   ========   ======

--------------------

(1) The commercial and industrial loan category includes asset based loans totaling $5.6 million at December 31, 1996.


The Company's primary source of income is interest earned on loans. The Company's loan portfolio has grown significantly during the past three years as a result of BNC's strategy of increasing the amount of high quality loans outstanding to increase net interest income. Net loans increased $81.8 million, or 68%, to $201.4 million at December 31, 1996 as compared to $119.6 million at December 31, 1995. In 1995, net loans increased $10.2 million, or 9%, as compared to December 31, 1994 ($9.2 million in loans were sold in 1995 along with FMB (see Note 2 to the Consolidated Financial Statements included under
Item 7 below)).

BNC's significant loan growth is attributable in part to each of its subsidiaries. BNC -- North Dakota had continued growth mainly in the commercial and industrial loan category but also in each other loan category presented above. BNC -- Minnesota added significant growth particularly in the commercial and industrial category. BNC Financial had $5.6 million of asset based commercial and industrial loans as of December 31, 1996. While prospects for continued loan growth appear favorable, management cannot predict with any degree of certainty the Company's future loan growth potential.

Credit Policy and Approval Procedures. BNC follows a uniform credit policy that sets forth underwriting and loan administration criteria. The loan policy, including lending guidelines for the various types of credit offered by the Company, is established by the Board of Directors (the "Board") based upon the recommendations of senior lending management and the executive credit committee (comprised of BNCCORP's President and Executive Vice President for Business Development, BNC -- Minnesota's Chief Executive Officer and two of BNC -- North Dakota's Executive Vice Presidents (the "Loan Committee")). The loan policy is reviewed and reaffirmed by the Board at least annually. Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral.

The Company delegates lending decision authority among various lending officers and the Loan Committee based on the size of the customer's credit relationship with BNC. Individual loan officers at BNC banks are assigned loan approval limits not exceeding $200,000. Senior lenders at BNC -- North Dakota may approve credit relationships at BNC -- North Dakota above individual officer limits up to $500,000. Relationships over $500,000 and up to the bank's legal lending limit must be approved by the Loan Committee. The Executive Vice President of Credit Administration at BNC -- Minnesota may approve BNC -- Minnesota credit relationships in excess of officer limits up to the bank's legal lending limit, not to exceed $1 million. All BNC -- Minnesota credit relationships in excess of $1 million and up to the bank's legal lending limit must be approved by the Loan Committee. The President/CEO of BNC Financial may approve BNC Financial credit relationships up to $750,000. All BNC Financial credit relationships over $750,000 must be approved by a loan committee comprised of BNCCORP's President and Executive Vice President for Business Development, BNC -- Minnesota's Chief Executive Officer and BNC Financial's President/CEO. All loans and commitments in excess of $300,000 are presented to the Board on a monthly basis for summary review. Any exceptions to loan policies and guidelines are subject to special approval by bank executive lenders or the Loan Committee.

Loan Participations. Pursuant to BNC's lending policy, loans do not exceed 85% of bank lending limits (except to the extent collateralized by treasury securities or bank deposits and, accordingly, excluded from the bank's lending limit). To accommodate customers whose financing needs exceed its lending limits and internal loan restrictions relating primarily to industry concentration, BNC sells loan participations to outside participants without recourse. At December 31, 1996, 1995 and 1994, the outstanding balances of loan participations sold by BNC to outside banks were $57.3 million, $35.0 million and $23.4 million, respectively. At December 31, 1996 loan participations sold to outside banks totaled $54.1 million and $3.2 million for BNC -- North Dakota and BNC -- Minnesota, respectively. All outstanding participations at December 31, 1995 were attributable to BNC -- North Dakota. BNC has retained servicing rights on loan participations sold and traditionally has been able to recognize loan origination fees received in respect to such loans. Management cannot reliably predict BNC's ability to continue to generate or sell loan participations or the terms of any such sales.

Commercial and industrial loans, the largest component of the Company's loan portfolio in each of the years presented, increased to $94.7 million at December 31, 1996, an increase of $53.1 million, or 127% from December 31, 1995. Commercial and industrial loans represented 47%, 35% and 36% of the Company's loan portfolio at December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, commercial and industrial loans totaled $65.5 million, $23.6 million and $5.6 million at BNC -- North Dakota, BNC -- Minnesota and BNC Financial, respectively. All of BNC Financial's loans are asset based loans. Management anticipates growth of asset based loans at BNC Financial could approximate $15 to $25 million during 1997. (See "Deposits and Borrowings" for further discussion regarding anticipated funding for the Company's asset based loans).

Agricultural loans increased $2.6 million, or 15%, to $20.7 million at December 31, 1996 as compared to December 31, 1995. The sale of FMB in 1995 and the strong growth in commercial and industrial loans resulted in agricultural loans representing 10% of the Company's loan portfolio at December 31, 1996 as compared to 15% and 20% at December 31, 1995 and 1994, respectively.

Real estate mortgage loans increased $10.8 million, or 30%, to $47.4 million at December 31, 1996 as compared to $36.6 million at December 31, 1995.
Approximately $4.0 million of this growth was attributable to BNC -- North Dakota while approximately $6.8 million was attributable to BNC -- Minnesota. Real estate mortgage loans represented 24%, 31% and 30% of the total loan portfolio at December 31, 1996, 1995 and 1994, respectively. A large portion of these loans (approximately 42% at December 31, 1996) were made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Whenever practicable, the Company seeks to receive real estate as collateral in making commercial loans in addition to other appropriate collateral. Accordingly, many loans in this category can be characterized as commercial loans that are secured by real estate.

Real estate construction loans increased $2.9 million, or 50%, to $8.8 million at December 31, 1996 as compared to $5.9 million at December 31, 1995. Construction loans represented 4% of the Company's loan portfolio at December 31, 1996 as compared to 5% and 4% at December 31, 1995 and 1994, respectively.

Consumer loans increased $8.7 million, or 88%, to $18.7 million at December 31, 1996 as compared to $10 million at December 31, 1995. BNC -- North Dakota accounted for $6.2 million of the increase due to increased consumer loan demand in the Bismarck market and consumer loan originations at the branches acquired in 1995. Consumer loans represented 9%, 8% and 9% of the Company's loan portfolio at December 31, 1996, 1995 and 1994, respectively.

Financing leases increased $4.3 million, or 50%, to $13 million at December 31, 1996 as compared to $8.7 million at December 31, 1995. These leases represented 6% of the Company's loan portfolio at December 31, 1996 as compared to 7% and 3% as of December 31, 1995 and 1994, respectively.

There was no concentration of loans to any single industry exceeding 10% of total loans (other than those listed above) nor were there any loans classified as highly leveraged transactions as of December 31, 1996.

The following table sets forth the remaining maturities of loans in each major category of BNC's portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                             Maturities of Loans (1)

                                   Over 1 Year
                                Through 5 years       Over 5 Years
                              -------------------- ------------------
                   Less than    Fixed    Floating   Fixed    Floating
                   one year     Rate       Rate      Rate      Rate      Total
                   --------   --------   --------- --------- --------  ---------
                                            (in thousands)
Commercial and
   industrial......$ 30,810   $ 18,347   $  35,949 $   4,971 $  4,624  $  94,701
Agricultural.......   9,974      2,226       3,220     1,527    3,726     20,673
Real estate-
   mortgage........   4,257      8,638       4,435    11,153   18,968     47,451
Real estate-
   construction....   8,545         37          --        --      224      8,806
Consumer...........   7,599      7,772       2,778       575       10     18,734
Lease financing....   3,428   9,480             --        62       --     12,970
                   --------   --------   --------- --------- --------  ---------
Total face amount
   of loans........$ 64,613   $ 46,500   $  46,382 $  18,288 $ 27,552  $ 203,335
                   ========   ========   ========= ========= ========  =========
--------------------

(1)Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See "Asset/Liability Management" below for further discussion regarding repricing of loans and other assets.


Nonperforming Loans and Assets. BNC's lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Officer compensation depends, to a substantial extent, on maintaining loan quality and dealing with credit issues in a timely and proactive manner. Lenders are not compensated for growth at the expense of credit quality. Loan officers are responsible for ongoing and regular review of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by the Company's loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the board of directors receives a listing of all such loans on a monthly basis. The Company also has an annual independent credit review which tests credit quality, compliance with loan policy and documentation for all loans over $100,000 and a sampling of smaller loans.

The following table sets forth the amounts of nonperforming loans and other assets at the ends of the periods indicated:

                                Nonperforming Assets
                                                              December 31,
                                                     ---------------------------
                                                       1996       1995     1994
                                                     -------   --------  -------
                                                         (dollars in thousands)
Nonperforming loans:
   Loans 90 days or more delinquent and still
      accruing interest............................. $   129   $    290  $    39
   Nonaccrual loans (1) (2).........................      22         71      248
   Restructured loans (1) (2).......................     136        119      257
                                                     -------   --------  -------
      Total nonperforming loans.....................     287        480      544
Real estate acquired by foreclosure.................     159          -      100
                                                     -------   --------  -------
   Total nonperforming assets....................... $   446   $    480  $   644
                                                     =======   ========  =======
Allowance for loan losses........................... $ 1,594   $  1,048  $ 1,021
                                                     =======   ========  =======
Ratio of total nonperforming loans to total loans...   l.14%       .40%     .49%
Ratio of total nonperforming assets to total assets.    .15%       .20%     .44%

--------------------

(1)If the Company's nonaccrual and restructured loans at December 31, 1996 had been current in accordance with their original terms, additional interest income would have been recognized into earnings in the amount of $12,000 for the year ended December 31, 1996.
(2)The interest income on nonaccrual and restructured loans actually included in the Company's net income was approximately $6,000 for the year ended December 31, 1996.


Loans 90 Days or More Delinquent and Still Accruing Interest. The loans 90 days or more delinquent and still accruing interest category includes loans over 90 days past due which management believes, based on its specific analysis of the loan, do not present doubt about the collection of interest and principal in accordance with the loan contract. Loans in this category must be well-secured and in the process of collection. These loans are monitored closely by BNC lending and management personnel.

Nonaccrual Loans. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous periods is charged against the allowance for loan losses as BNC provides for a reserve for accrued interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Restructured  Loans.   Restructured  loans  are  those  for  which  concessions,
including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of its original principal will occur.

Other Real Estate Owned. Other real estate owned represents properties acquired through foreclosures or other proceedings or those considered in-substance foreclosures, and is stated at the lower of cost or fair value at the date of acquisition. Write-downs to fair value at the time of acquisition are charged to the allowance for loan losses; write-downs and costs incurred subsequent to acquisition are charged to expense as incurred. As of December 31, 1996, the Company had a recorded investment of $159,000 of property acquired in foreclosure proceedings or under agreements with delinquent borrowers. The Company had no other real estate owned or properties acquired in in-substance foreclosures as of December 31, 1995.

Potential Problem Loans. In addition to the loans presented above, management has identified, through its internal loan monitoring activities, approximately 18 loans with stated balances totaling $2.8 million at December 31, 1996 which exhibit a higher than normal credit risk but are not considered impaired or nonperforming under the definitions presented above. These loans are not in default but have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal or interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are monitored closely to ensure that the Company's position as a creditor is protected.

Allowance for Loan Losses. An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. It represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. Loan losses are primarily created from the loan portfolio, but may also be generated from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries (see "Results of Operations -- Provision for Loan Losses" discussed earlier). Although a loan is charged-off by management when deemed uncollectible, collection efforts continue and future recoveries may occur.

The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require BNC to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period, and the ratio of the allowance to nonperforming loans:

                        Analysis of Allowance for Loan Losses

                                                      Year ended December 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
                                                      (dollars in thousands)
Balance of allowance for loan losses at
   beginning of period .......................... $  1,048   $  1,021   $    713
                                                  --------   --------   --------
Charge-offs:
   Commercial and industrial.....................      104        114         22
   Agricultural..................................       22        130         --
   Real estate-mortgage..........................       --         --         --
   Real estate-construction......................       --         --         --
   Consumer......................................        6          4          1
   Lease financing...............................      218         --         --
                                                  --------   --------   --------
      Total charge-offs..........................      350        248         23
                                                  --------   --------   --------
Recoveries:
   Commercial and industrial.....................        5        116        147
   Agricultural..................................      146         84         --
   Real estate-mortgage..........................        6          3         --
   Real estate-construction......................       --         --         --
   Consumer......................................       --          4          5
   Lease financing...............................       --         --         --
                                                  --------   --------   --------
      Total recoveries...........................      157        207        152
                                                  --------   --------   --------
Net (charge-offs) recoveries.....................    (193)       (41)        129
Provision for loan losses charged to operations..      739        168        179
Allowance attributable to FMB....................       --      (100) (1)     --
                                                  --------   --------   --------
Balance of allowance for loan losses at end
   of period .................................... $  1,594   $  1,048   $  1,021
                                                  ========   ========   ========
Ratio of net (charge-offs) recoveries to
   average loans.................................   (.11%)     (.03%)       .13%
                                                  ========   ========   ========
Average gross loans outstanding during
   the period.................................... $171,780   $117,773   $ 98,749
                                                  ========   ========   ========
Ratio of allowance for loan losses to total
   loans.........................................     .78%       .87%       .92%
                                                  ========   ========   ========
Ratio of allowance for loan losses to
   nonperforming loans...........................  555.00%    218.00%    188.00%
                                                  ========   ========   ========

--------------------
 (1) In connection with the sale of FMB in October 1995, $100,000 of the Company's allowance for loan and lease losses, together with approximately $9.2 million of loans originated by FMB, was transferred to Community First Bancshares, Inc.

Management regards the allowance for loan losses as a general reserve which is available to absorb losses from all loans. However, for purposes of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents an allocation of the allowance for loan losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.


                     Allocation of the Allowance for Loan Losses

                                                            December 31,
                                ----------------------------------------------------------------------------
                                         1996                    1995                      1994
                                ----------------------   -----------------------   -------------------------
                                           Loans in                  Loans in                    Loans in
                                         category as a             category as a               category as a
                                 Amount    percentage     Amount     percentage     Amount      percentage
                                   of       of total        of        of total        of         of total
                               allowance   gross loans   allowance   gross loans   allowance    gross loans
                               ---------   -----------   ---------   -----------   ---------    -----------
                                                          (Dollars in thousands)
Commercial and industrial......$   721         47%       $   355         31%        $   265         35%
Agricultural...................    176         10%           318         15%            395         20%
Real estate-mortgage...........    306         24%           213         30%            267         30%
Real estate-construction.......     57          4%            41          5%             24          4%
Consumer.......................     97          9%            58          8%             52          8%
Leasing........................     63          6%            41          4%             --          --
Unallocated....................    174          0%            22          7%             18          3%
                               ---------   -----------   ---------   -----------   ---------    -----------
Total..........................$ 1,594        100%       $ 1,048        100%        $ 1,021        100%
                               =========   ===========   =========   ===========   =========    ===========


Deposits and Borrowed Funds. BNC's core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over and public funds. These deposits, along with other borrowed funds are used by the Company to support its asset base.

The following tables set forth the distribution of BNC's average deposit account balances and average cost of funds rates on each category of deposits for the periods indicated:



                              Average Deposits and Deposit Costs

                                                                    For the Years Ended December 31,
                                        ----------------------------------------------------------------------------------
                                                    1996                       1995                        1994
                                        ---------------------------  --------------------------   -------------------------
                                                   Percent    Wgtd.             Percent   Wgtd.            Percent    Wgtd.
                                         Average     of       Avg.   Average      of      Avg.    Average    of       Avg.
                                         Balance   Deposits   Rate   Balance    Deposits  Rate    Balance  Deposits   Rate
                                        --------   --------   -----  --------   --------  -----   -------  --------   -----
Interest-bearing demand depoists......  $ 38,920     18.29%   2.58%  $ 38,941    23.01%   3.05%   $36,423   31.58%    2.72%
Savings deposits......................     8,498      3.99%   2.31%     7,598     4.49%   2.86%     7,187    6.23%    2.63%
Time deposits ("CDs"):
CDs under $100,000....................   124,682     58.61%   5.66%    93,983    55.53%   5.81%    50,259   43.58%    4.53%
CDs $100,000 and over.................    25,499     11.99%   5.82%    15,486     9.15%   6.08%     9,523    8.26%    5.12%
                                        --------   --------          --------   --------          -------  --------
Total time deposits...................   150,181     70.60%   5.69%   109,469    64.68%   5.84%    59,782   51.84%    4.63%
                                        --------   --------          --------   --------          -------  --------
Total interest-bearing deposits.......   197,599     92.88%   4.93%   156,008    92.18%   5.00%   103,392   89.65%    3.81%
Noninterest-bearing demand
   deposits...........................    15,147      7.12%     --     13,233     7.82%     --     11,942   10.35%      --
                                        --------   --------          --------   --------          -------  --------
Total deposits........................  $212,746    100.00%   4.58%  $169,241    100.0%   4.61%  $115,334  100.00%    3.42%
                                        ========   ========          ========   =======           =======  =======


Average total deposits increased $43.5 million, or 26%, to $212.7 million for the year ended December 31, 1996 as compared to $169.2 million for the year ended December 31, 1995. The average total deposits of $169.2 million for 1995 represented an increase of $53.9 million, or 47%, as compared to the $115.3 million for 1994. In 1996, average noninterest-bearing deposits increased to $15.1 million as compared to $13.2 million and $11.9 million for 1995 and 1994, respectively. Total average interest-bearing deposits in 1996 of $197.6 million represented an increase of $41.6 million, or 27%, as compared to the $156.0 million in 1995. The $156.0 million in 1995 represented an increase of $52.6 million, or 51%, as compared to 1994's $103.4 million. The 1995 branch acquisition and sale of FMB (see Note 2 to the Consolidated Financial Statements included under Item 7 below), coupled with the internal deposit growth the Company has generated, have impacted the amount, composition and cost of BNC's deposit portfolio (see "Results of Operations -- Net Interest Income").

Since 1994, earning asset growth has outpaced core deposit growth resulting in the use of more brokered and out of market certificates of deposit and other borrowed funds (see below). As of December 31, 1996, BNC held a total of $11.5 million of brokered certificates of deposit. Under current FDIC regulations, only "well- capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. BNC -- North Dakota and BNC -- Minnesota were both well capitalized at December 31, 1996 (See Note 9 to the Consolidated Financial Statements included under Item 7 below).

Time deposits in denominations of $100,000 and more totaled $39.7 million at December 31, 1996 as compared to $16.6 million and $11.7 million at December 31, 1995 and 1994, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 1996:


                       Time Deposits of $100,000 and Over
                                 (in thousands)
               Maturing in:
               3 months or less....................$   15,846
               Over 3 months through 6 months......    10,448
               Over 6 months through 12 months.....     8,911
               Over 12 months......................     4,520
                                                   ----------
                  Total............................$   39,725
                                                   ==========

BNC uses short-term borrowings to support its asset base. These borrowings include federal funds purchased and U.S. Treasury tax and loan note option accounts, securities sold under agreements to repurchase, and FHLB borrowings. At December 31, 1996, short term borrowings were $11.4 million or 4% of total liabilities as compared to $1.0 million or 1% of total liabilities at December 31, 1995 and $7.4 million or 5% of total liabilities at December 31, 1994. Short term borrowings averaged $14.5 million in 1996 as compared to $7.0 million and $6.0 million in 1995 and 1994, respectively.

The following table provides a summary of the Company's short term borrowings including period end outstandings, average balances, maximum borrowings and average borrowings outstanding and weighted average interest rates for the periods presented:

                              Short-Term Borrowings
                                                       Year ended December 31,
                                                    ----------------------------
                                                      1996       1995      1994
                                                    -------   --------   -------
                                                       (dollars in thousands)
Short-term borrowings outstanding at period end.....$11,437   $  1,000   $ 7,360
Weighted average interest rate at period end........  5.60%      6.69%     4.35%
Maximum month-end balance during the period.........$23,416   $ 34,648   $ 8,952
Average borrowings outstanding for the period.......$14,532   $  7,029   $ 6,033
Weighted average interest rate for the period.......  5.60%      5.74%     3.15%


As of December 31, 1996, the Company's long-term debt included a $3 million term loan and $7 million revolving line of credit from Firstar. $615,000 was outstanding on a $2 million revolving line of credit with Bank Windsor (see Note 7 to the Consolidated Financial Statements included under Item 7 below). BNC was in compliance with all related debt covenants at December 31, 1996.

During February 1997, the Company's loan agreements with Firstar were amended to increase the revolving line of credit to $12 million and to extend the maturity of the term loan and line of credit to February 1998.

The Company's increased usage of long-term borrowings ($10.6 milliion at December 31, 1996 as compared to $3.4 million and $3.6 million at December 31, 1995 and 1994, respectively) has been primarily for the purpose of funding the asset based lending at BNC Financial. As of December 31, 1996, BNC Financial had outstanding loans of $5.6 million. Management anticipates loan growth at BNC Financial could approximate $15 to $25 million during 1997. Funding for the projected loan growth will be provided through additional use of the Bank Windsor revolving line of credit, the increase in the Firstar revolving line of credit noted above and other fund raising options the Company is presently considering.

Capital Resources and Expenditures. BNC's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Note 9 to the Consolidated Financial Statements included under Item 7 below includes a summary of the risk-based and leverage capital ratios of BNC and its subsidiary banks as of December 31, 1996 and 1995.

As indicated under "Description of Property" under Item 2 above, the Company's newly acquired office building in Bismarck is currently undergoing remodeling. The initial cost of the building was $525,000 and expected cost of remodeling is approximately $250,000. Construction on a branch office in north Bismarck is expected to be completed during 1997. Architects estimate the cost of this facility to approximate $600,000. The cost of these two projects will be funded from current operations.

Liquidity

BNC actively manages its liquidity position to maintain sufficient funds to respond to the needs of depositors and borrowers, as well as to take advantage of earnings enhancement opportunities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, BNC utilizes brokered deposits, sells securities under agreements to repurchase, and borrows overnight federal funds. BNC -- North Dakota is a member of the FHLB, which affords the bank the opportunity to borrow funds in terms ranging from overnight to 10 years and beyond. Borrowings from the FHLB are collateralized by the bank's first mortgage residential loans and various securities from the Company's investment portfolio.

In order to monitor its position, BNC's management measures its liquidity position regularly. Key factors that determine the Company's liquidity are: the reliability or stability of its deposit base; the maturity structure and the pledged/nonpledged status of its investments; and potential loan demand. BNC's liquidity management system divides the balance sheet into liquid assets, illiquid assets, reliable funds, and volatile funds. The four variables and other key factors such as expected loan demand, are tied together to provide a measure of the Company's liquidity. Management has a targeted range and manages its operations such that these targets can be achieved.

Cash inflows from operating activities exceeded operating cash outflows by $1.8 million in 1996, $2.6 million in 1995 and $3.4 million in 1994. Interest received net of interest paid is the principal source of operating cash inflows in each of these periods.

Net cash outflows from investing activities were $53.1 million in 1996 as compared to $86.2 million in 1995 and $24.8 million in 1994. Loan growth accounted for the majority of the cash outflows in 1996 at $82.7 million while investment activities resulted in a net cash inflow of $34.9 million. Investment activities were the largest component of cash outflow from investing activities in 1995 as the Company invested the funds acquired in the 1995 branch acquisition (see Note 2 to the Consolidated Financial Statements included under
Item 7 below). The cash payment (outflow) for the acquisition was $5.4 million and internal loan growth produced cash outflows of $20.3 million. These cash outflows were offset somewhat by cash inflows of $16.2 million for loans and investments and $3.8 million in sales proceeds associated with the FMB sale (see
Note 2 to the Consolidated Financial Statements included under Item 7 below). Growth in loans was the most significant source of cash outflows in 1994 at $26.5 million.

Net cash  inflows  from  financing  activities  were $46.4  million in 1996,  as compared to $89.4 million in 1995 and $21.5 million in 1994. In 1996, cash inflows of $7.1 million and $21.6 million resulted from increases in noninterest-bearing and low cost deposits and time deposits, respectively. Cash inflows of $10.4 million and $9.9 million resulted from the net change in short term borrowings and proceeds from long term borrowings, respectively. Cash outflows due to repayments of long term borrowings totaled $2.6 million. The most significant cash inflow from financing activities in 1995 was the time deposits of $86.6 million and the noninterest-bearing and low cost deposits of $18.1 million acquired in the branch acquisition. Internal deposit growth contributed $20.9 million of cash inflows while the Company's initial public offering generated $9.7 million of cash inflows. These cash inflows were offset by cash outflows of $6.4 million from the net change in short term borrowings and $39.3 million from the sale of deposits in the FMB sale. Primary sources of cash inflow in 1994 were increases in time deposits of $18.2 million, $5.1 million caused by the net change in short term borrowings and $1.5 million in proceeds from long term borrowings. These were offset by cash outflows of $2.4 million due to decreases in noninterest-bearing and low cost deposits and $550,000 in repayments on long term debt.

Asset/Liability Management

BNC's asset/liability management objectives are to manage, to the degree possible, its exposure to interest rate risk over both a one year planning period and a longer-term strategic period and, at the same time, provide a stable and steadily increasing flow of net interest income. The Company's primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The modeling estimates changes in net interest income in response to increases or decreases in market interest rates. The model uses the rates and maturities of the Company's existing interest-earning assets and interest-bearing liabilities and revises each based on how the market interest rates move and how the specific Company product would respond to the rates. The structuring of the Company's balance sheet is determined by ensuring that the earnings at risk do not exceed predetermined maximum limits. The Company's policy requires that earnings at risk do not exceed 10% for each 100 basis point increase or decrease in rates.

The Company also uses static gap analysis to monitor interest rate risk. A static gap matrix is prepared reflecting repricing and maturity differences between interest-earning assets and interest-bearing liabilities within specific time periods. The Company's gap position (see chart below) is asset sensitive in the immediate short term (0 to 3 months), liability sensitive in the four to twelve month timeframe, and asset sensitive in the longer term (over one year). Asset sensitive means net interest margin is impacted positively during periods of rising interest rates and negatively during periods of falling interest rates. Liability sensitive means net interest margin is impacted negatively during periods of rising rates and positively during periods of falling rates. During periods of rising or falling rates, the negative impacts of rate changes are minimized through restructuring of the Company's balance sheet. For example, in an asset sensitive position, management's response to increases in interest rates is to extend funding to lengthen liabilities and to modify product offerings to shorten asset maturities. In other words, in expectation of rising rates, BNC's marketing and sales force would emphasize floating rate loans, including home equity loans, adjustable rate mortgages and variable rate commercial loans and longer term certificates of deposit and demand deposits. In addition, wholesale funding such as funding through the FHLB and/or brokered certificates of deposit would be extended in term.

The following table sets forth information concerning interest rate sensitivity of BNC's consolidated assets and liabilities as of December 31, 1996. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                          Interest Sensitivity Gap Analysis

                                        Estimated maturity or repricing at
                                              December 31, 1996
                                   ---------------------------------------------
                                      0-3     4-12      1-5     Over
                                    months   months    years   5 Years   Total
                                   -------- --------  -------  -------   -------
                                              (dollars in thousands)
Interest-earning assets:
   Cash equivalents............... $    865   $   --    $  --    $  --   $   865
   Federal funds sold.............    6,900       --       --       --     6,900
   Investment securities avail-
      able for sale (1)...........    9,373   15,035   32,837    2,246    59,491
   Fixed rate loans (2)...........   11,024   19,580   46,916   11,434    88,954
   Floating rate loans (2)........  103,481    7,487    3,412       --   114,380
                                   -------- --------  -------  -------   -------
      Total interest-earning
         assets................... $131,643 $ 42,102  $83,165  $13,680  $270,590
                                    ======== ========  =======  ======= ========
Interest-bearing liabilities:
   NOW and money market accounts.. $ 43,627 $   --    $  --    $  --    $ 43,627
   Savings........................    8,856       --       --       --     8,856
   Time deposits under $100,000...   29,479   63,945   30,261    1,659   125,344
   Time deposits $100,000 and
      over........................   15,846   19,359    4,520       --    39,725
   Borrowings.....................   11,437      615   10,000       --    22,052
                                   -------- --------  -------  -------  --------
      Total interest-bearing
         liabilities.............. $109,245 $ 83,919  $44,781  $ 1,659  $239,604
                                   ======== ========  =======  =======  ========
Interest rate gap................. $ 22,398 $(41,817) $38,384  $12,021  $ 30,986
                                   ======== ========  =======  =======  ========
Cumulative interest rate gap at
   December 31, 1996.............. $122,398 $(19,419) $18,965  $30,986
                                   ======== ========  =======  =======
Cumulative interest rate gap to
   total assets...................    7.76%  (6.73)%    6.57%   10.74%

--------------------

(1)Investment securities are generally reported in the timeframe representing the earliest of repricing date, call date (for callable securities), estimated life or maturity date. Estimated lives of mortgage-backed securities and collateralized mortgage obligations are based on published industry prepayment estimates for securities with comparable weighted average interest rates and contractual maturities.

(2)Loans are stated gross of the allowance for loan losses and are placed in the earliest timeframe in which maturity or repricing may occur.


The table assumes that all savings and interest-bearing demand deposits reprice in the earliest period presented, however, BNC's management believes a significant portion of these accounts constitute a core component and are generally not rate sensitive. Management's position is supported by the fact that aggressive reductions in interest rates paid on these deposits has not caused notable reductions in balances on the deposits.

The table does not necessarily indicate the future impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

Effects of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions are primarily monetary in nature. Therefore, banking organizations do not necessarily gain or lose due to the effects of inflation. Changes in interest rates, which are a major determinant of a financial service organization's profitability, do not necessarily correspond to changes in the prices of goods and services. An analysis of a banking organization's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates and maintain profitability.

The financial statements and supplementary financial data have been prepared, primarily, on a historical basis which is mandated by generally accepted accounting principles. Fluctuations in the relative value of money due to inflation or recession are generally not considered.

Recent Accounting Pronouncements

Notes 1 and 15 to the Consolidated Financial Statements included under Item 7 below include discussions of recent accounting pronouncements applicable to the activities and financial reporting of BNC.


Item 7.    Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Consolidated Financial Statements:

Report of Independent Public Accountants......................................34

Consolidated Statements of Financial Condition - December 31, 1996 and 1995...35

Consolidated Statements of Income - the years ended December 31,
   1996, 1995 and 1994 .......................................................36

Consolidated Statements of Stockholders' Equity - the periods ended
   December 31, 1996, 1995 and 1994...........................................37

Consolidated Statements of Cash Flows - the years ended December 31,
   1996, 1995 and 1994........................................................38

Notes to Consolidated Financial Statements....................................39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To BNCCORP, Inc.:

We have audited the accompanying consolidated statements of financial condition of BNCCORP, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of BNCCORP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   February 21, 1997

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                As of December 31
                 (In thousands, except share and per share data)



                         ASSETS                               1996       1995
                                                           ----------  ---------
CASH AND DUE FROM BANKS................................... $   6,360   $ 11,259
FEDERAL FUNDS SOLD.......................................      6,900      2,950
SECURITIES AVAILABLE FOR SALE (Note 3)...................     59,491     94,416
LOANS, net (Note 4)......................................    201,403    119,635
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT,
   net (Note 5)..........................................      6,657      5,778
ACCRUED INTEREST RECEIVABLE..............................      2,442      1,963
OTHER ASSETS.............................................      1,440        439
COST IN EXCESS OF NET ASSETS ACQUIRED, net...............      3,865      3,959
                                                          ----------  ---------
                                                          $  288,558  $ 240,399
                                                          ==========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing................................... $   22,218  $  16,874
   Interest-bearing--
     Savings, NOW and money market.......................     52,483     50,732
     Time deposits over $100,000.........................     39,725     16,576
     Other time deposits.................................    125,344    126,866
NOTES PAYABLE (Note 7)...................................     22,052      4,354
OTHER LIABILITIES........................................      4,101      4,110
                                                          ----------  ---------
         Total liabilities...............................    265,923    219,512
                                                          ----------  ---------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY (Note 8):
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding........       --          --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,364,100 shares issued,
      2,338,720 shares outstanding.......................         23         23
   Capital surplus.......................................     13,768     13,776
   Retained earnings.....................................      9,017      7,170
   Treasury stock (25,380 shares)........................       (216)      (216)
   Unrealized holding gain on securities available
      for sale, net of income tax effects of $16
      and $86 (Note 3)...................................         43        134
                                                          ----------  ---------
         Total stockholders' equity......................     22,635     20,887
                                                          ----------  ---------
                                                            $288,558   $240,399
                                                          ==========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                           For the Years Ended December 31
                        (In thousands, except per share data)

                                                     1996      1995     1994
                                                   --------   ------   -------
INTEREST INCOME:
   Interest on loans...............................$ 16,383   $11,285  $8,842
   Interest on investment securities--
   U.S. Treasury and agency........................     770      506       351
   State and municipal.............................      70      134       100
   Other...........................................   3,734    3,358       970
                                                   --------   ------   -------
         Total interest income.....................  20,957   15,283    10,263
                                                   --------   ------   -------
INTEREST EXPENSE:
   Deposits........................................   9,738    7,802     3,944
   Notes payable...................................   1,369      740       467
                                                   --------   ------   -------
         Total interest expense....................  11,107    8,542     4,411
                                                   --------   ------   -------
         Net interest income.......................   9,850    6,741     5,852
PROVISION FOR LOAN LOSSES (Note 4).................     739      168       179
                                                   --------   ------   -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES.....................................   9,111    6,573     5,673
                                                   --------   ------   -------
NONINTEREST INCOME:
   Fees on loans...................................   1,276      559       650
   Service charges.................................     418      401       259
   Rental income...................................      34       37       126
   Net gain (loss) on sales of securities..........      19     (18)        28
   Other...........................................     349      757       336
                                                   --------   ------   -------
         Total noninterest income..................   2,096    1,736     1,399
                                                   --------   ------   -------
NONINTEREST EXPENSE:
   Salaries and employee benefits..................   4,311    3,352     2,990
   Depreciation and amortization...................     980      619       444
   Occupancy.......................................     675      413       305
   Office supplies, telephone and postage..........     505      521       227
   Professional services...........................     360      246       236
   Marketing and promotion.........................     352      424       211
   FDIC and other assessments......................     239      296       308
   Other...........................................     791      640       481
                                                   --------   ------   -------
         Total noninterest expense.................   8,213    6,511     5,202
                                                   --------   ------   -------
INCOME BEFORE TAXES................................   2,994    1,798     1,870
INCOME TAXES (Note 6)..............................   1,147      641       679
                                                   --------   ------   -------
NET INCOME.........................................$  1,847   $1,157   $1,191
                                                   ========   ======   =======
EARNINGS PER SHARE.................................$    .79   $ .67    $  .98
                                                   ========   ======   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                         For the Years Ended December 31
                        (In thousands, except share data)


                                                                                           Unrealized
                                                                                           Gain (Loss)
                                                                                          on Securities
                                           Common Stock     Capital   Retained  Treasury   Available
                                        Shares     Amount   Surplus   Earnings    Stock    for Sale    Total
                                       ------------------   -------   --------   ------    --------   -------
BALANCE, December 31, 1993............ 1,238,100   $   12   $ 4,070   $  4,822   $   --    $     --   $ 8,904
   Cumulative effect of change in
     accounting for securities
     available for sale ..............      --         --       --         --        --        (110)     (110)
   Purchase of treasury stock.........      --         --       --         --      (216)         --      (216)
   Net income.........................      --         --       --       1,191       --          --     1,191
   Change in unrealized holding loss
     on securities available for
     sale, net of income taxes........      --         --       --         --        --        (229)     (229)
                                       ---------   ------   -------   --------   ------    --------   -------
BALANCE, December 31, 1994............ 1,238,100       12     4,070      6,013     (216)       (339)    9,540
   Net income.........................      --         --       --       1,157       --          --     1,157
   Change in unrealized holding gain
     on securities available for
     sale, net of income taxes........      --         --       --         --        --         473       473
   Shares issued...................... 1,126,000       11     9,706        --        --          --     9,717
                                       ---------   ------   -------   --------   ------    --------   -------
BALANCE, December 31, 1995............ 2,364,100       23    13,776      7,170     (216)        134    20,887
   Net income.........................      --         --        --      1,847       --          --     1,847
   Change in unrealized holding gain
     on securities available for
     sale, net of income taxes........      --         --        --        --        --         (91)      (91)
   Initial public offering costs......      --         --        (8)       --        --          --        (8)
                                       ---------   ------   -------   --------   ------    --------   -------
BALANCE, December 31, 1996............ 2,364,100   $   23   $13,768   $  9,017   $ (216)   $     43   $ 22,635
                                       =========   ======   =======   ========   ======    ========   ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)

                                                       1996      1995    1994
                                                     -------   -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income......................................  $ 1,847   $ 1,157  $ 1,191
   Adjustments to reconcile net income to net
     cash provided by operating activities --
      Provision for loan losses....................      739       168      179
      Depreciation and amortization................      499       377      348
      Amortization of intangible assets............      481       242       96
      Proceeds from loans recovered................      157       207      152
      Change in accrued interest receivable and
         other assets..............................   (1,866)     (935)     662
      (Gain) loss on sale of bank premises and
         equipment.................................      (10)       23       --
      (Gain) loss on sale of securities............      (19)       18      (28)
      Gain on sale of Farmers & Merchants Bank
         of Beach (Note 2).........................       --      (316)      --
      Change in other liabilities..................       (9)    1,676      766
      Originations of loans to be participated.....  (45,238)  (44,231) (16,396)
      Proceeds from participations of loans........   45,238    44,231   16,396
                                                      -------   -------  -------
         Net cash provided by operating activities.    1,819     2,617    3,366
                                                      -------   -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold................   (3,950)   (2,900)     875
   Purchases of investment securities..............  (22,575) (138,385) (20,033)
   Proceeds from sales of investment securities....   48,700    89,143   17,711
   Proceeds from maturities of investment
      securities...................................    8,727   (26,623)   3,483
   Net increase in loans...........................  (82,664)  (20,272) (26,530)
   Additions to premises, leasehold improvements
      and equipment................................   (1,438)   (1,973)    (345)
   Proceeds from sale of Farmers & Merchants Bank
      of Beach (Note 2)............................       --     3,811       --
   Payment for branch acquisition (Note 2).........       --    (5,357)      --
   Loans sold with Farmers & Merchants Bank of
      Beach (Note 2)...............................       --     9,228       --
   Investments sold with Farmers & Merchants
      Bank of Beach (Note 2).......................       --     7,014       --
   Proceeds from sale of premises and equipment....       70       112       --
                                                      -------  -------  -------
         Net cash used in investing activities.....   (53,130) (86,202) (24,839)
                                                      -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings,
     NOW and money market accounts ................     7,095    8,960   (2,399)
   Net increase in time deposits...................    21,627   11,964   18,195
   Net increase (decrease) in short-term
     borrowings....................................    10,437   (6,360)   5,109
   Repayments of long-term borrowings..............    (2,604)    (716)    (550)
   Proceeds from long-term borrowings..............     9,865      500    1,486
   Demand, savings, NOW and money market accounts
     acquired through branch acquisition (Note 2)..        --   18,131       --
   Demand, savings, NOW and money market
     accounts sold with Farmers & Merchants
     Bank of Beach (Note 2)........................        --  (14,520)      --
   Time deposits acquired through branch
     acquisition (Note 2)..........................        --   86,639       --
   Time deposits sold with Farmers & Merchants
     Bank of Beach (Note 2)........................        --  (24,775)      --
   Purchase of treasury stock......................        --       --     (216)
   Proceeds from issuance of stock (Note 1)........        --    9,717       --
   Stock offering costs............................        (8)      --       --
   Dividends paid to minority stockholders.........        --      (92)     (87)
                                                      -------  -------  -------
         Net cash provided by financing activities.    46,412   89,448   21,538
                                                      -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS...................................    (4,899)   5,863       65
CASH AND CASH EQUIVALENTS, beginning of year.......    11,259    5,396    5,331
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS, end of year.............   $ 6,360  $11,259  $ 5,396
                                                      =======  =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid...................................   $11,347  $ 6,383  $ 4,156
                                                      =======  =======  =======
   Income taxes paid...............................   $   934  $   615  $   309
                                                      =======  =======  =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


1. Background and Significant Accounting Policies:

BNCCORP, Inc. (BNCCORP) is a bank holding company incorporated in Delaware. The following is background information and a summary of significant accounting policies followed by BNCCORP and its subsidiaries in the determination of financial position, results of operations and cash flows.

Organization

The consolidated financial statements include the accounts of BNCCORP and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation. BNCCORP was initially incorporated under the name of Linton Bancshares and had subsidiary banks in Linton (First National Bank of Linton) and Bismarck (BNC National Bank of Bismarck), North Dakota. An affiliated bank holding company, Farmers & Merchants Bancshares, had its subsidiary bank (Farmers & Merchants Bank of Beach--FMB) in Beach, North Dakota. These two bank holding companies were merged effective January 1, 1994. This transaction was recorded in a manner similar to a pooling of interests due to the common ownership of BNCCORP and Farmers & Merchants Bancshares. In August 1995, the two BNCCORP subsidiaries, BNC National Bank of Bismarck and First National Bank of Linton, were merged. Also in August 1995, BNC National Bank of Bismarck acquired seven North Dakota branches from First Bank System, Inc. (former Metropolitan Federal Bank, fsb branches). In October 1995, FMB was sold. In January 1996, BNCCORP was granted a charter for BNC National Bank of Minnesota located in Minneapolis, Minnesota. In May 1996, BNCCORP acquired a nonbank commercial finance company, BNC Financial Corporation located in St. Cloud, Minnesota (see
Note 2).

As of December 31, 1996, BNCCORP's wholly owned subsidiaries were BNC National Bank of Bismarck and Bismarck Properties, Inc. operating primarily in North Dakota, and BNC National Bank of Minnesota and BNC Financial Corporation operating primarily in Minnesota.

During 1995, BNCCORP sold 1,106,000 shares of common stock (including 106,000 shares sold pursuant to the underwriters' overallotment option) at $10.00 per share in an initial public offering. Net proceeds from the offering of approximately $9,717,000 were received by BNCCORP. A portion of the proceeds was used in January 1996 to capitalize BNC National Bank of Minnesota (see above) and to inject additional capital into BNC National Bank of Bismarck, with the remaining proceeds used for working capital and general corporate purposes. In addition, 20,000 shares of restricted stock were issued to various company managers and employees under BNCCORP's stock incentive plan (see Note 15).

Regulatory Environment

BNCCORP and its subsidiary banks are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and its subsidiary banks are also subject to minimum regulatory capital requirements. At December 31, 1996, capital levels exceed minimum capital requirements (see Note 9).

Securities

BNCCORP follows the accounting prescribed in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 addresses accounting and reporting for all investments in debt and equity securities. Under SFAS 115, investments are classified into three categories and accounted for as follows:

            Held-to-Maturity

            This category includes debt securities that BNCCORP has the positive intent and ability to hold to maturity. All securities in this category are recorded at amortized historical cost. BNCCORP had no securities in the held-to-maturity portfolio at December 31, 1996 or 1995.

            Trading Securities

            Trading securities are purchased and sold for the purpose of generating profits on short-term differences in market prices and are recorded at fair value, with any unrealized gains and losses being reflected in earnings. BNCCORP holds no securities for trading purposes.

            Available-for-Sale

            Available-for-sale securities do not meet the classification criteria for held-to-maturity or trading securities and are recorded at fair value, with any unrealized gains and losses being reflected as a separate component of stockholders' equity, net of tax effects.

Both amortization and accretion are computed using the estimated effective interest method. Gains or losses on sales of securities are recognized upon disposal. The adjusted cost of specific securities sold is used to compute the gain or loss on sale.

Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Approximate estimated useful lives are up to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Accelerated methods of depreciation and amortization are used for income tax purposes.

Other Real Estate Owned

Other real estate owned, which is included in other assets, represents properties acquired through foreclosures or other proceedings or those considered in-substance foreclosures, and is stated at the lower of cost or fair value at the date of acquisition. Write-downs to fair value at the time of acquisition are charged to the allowance for loan losses; write-downs and costs incurred subsequent to acquisition are charged to expense. At December 31, 1996, BNCCORP had a recorded investment in properties acquired through foreclosures of $159,000. There were no properties acquired through foreclosures or in-substance foreclosures recorded at December 31, 1995.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal net of unearned fees and costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. The provision for loan losses is based upon BNCCORP's past loan loss experience, current economic conditions and an evaluation of the loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and is reduced by net loan charge-offs. Current and future economic developments or other factors may have a significant impact on the market value of real estate and other collateral. Accordingly, ultimate losses may vary from current estimates. These estimates are reviewed in detail quarterly and adjustments, as they become necessary, are reported in the results of operations in the periods in which they become known. In management's opinion, the allowance for loan losses is sufficient to adequately provide for potential loan losses.

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (SFAS 118), effective January 1, 1995, modified the accounting by creditors for impairment of a loan and in-substance foreclosure, among other things. Adoption of these standards has not had a material impact on BNCCORP's consolidated financial statements.

Loans, including impaired loans, are generally placed on a nonaccrual basis for recognition of interest income when, in the opinion of management, uncertainty exists as to the ultimate collection of principal or interest. At the time a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous periods is charged against the loan loss reserve as BNCCORP provides for a reserve for accrued interest. While a loan is classified as nonaccrual, collections of principal and interest are generally applied as a reduction to principal outstanding.

Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of principal and interest.

Loan Fee Income

BNCCORP recognizes loan fees and certain direct origination costs over the estimated life of the loan, utilizing a method that results in a constant rate of return. Most of the loans originated by BNCCORP are short-term loans. A significant portion of BNCCORP's loan fee income is derived from loans which are originated and subsequently sold. Such fees are recognized in income at the date of sale.

Mortgage Servicing Rights and Transfers of Financial Assets

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122), effective January 1, 1996, requires an entity to record an asset for mortgage servicing rights when it sells mortgages and retains the servicing, and then amortize this asset over the period during which servicing income is expected to be received. The capitalized mortgage servicing rights must be assessed for impairment based on the current fair value of those rights and such impairment must be recognized through a valuation allowance. Adoption of this standard has not had a material effect on BNCCORP's consolidated financial statements.

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125), effective January 1, 1997, supersedes SFAS 122 and establishes accounting methods aimed at ensuring that entities recognize only assets controlled and liabilities incurred and derecognize assets only when control has been surrendered and liabilities only when they have been extinguished. Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127), effective January 1, 1997, defers certain provisions of SFAS 125 until January 1, 1998. Adoption of these standards is not expected to have a material effect on BNCCORP's consolidated financial statements.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired represents the premium paid for deposits assumed and goodwill. Premiums paid for deposits assumed totaling $4,022,000 are being amortized over their estimated lives of ten years using the straight-line method. Accumulated amortization was $814,000 as of December 31, 1996. Goodwill totaling $826,000 represents amounts paid for subsidiaries in excess of the fair value of identifiable assets. Goodwill is being amortized over its estimated useful life of 15 to 25 years using the straight-line method. Accumulated amortization was $169,000 as of December 31, 1996.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), effective January 1, 1996, established accounting standards for the impairment of long-lived assets. Adoption of this standard has not had a material impact on BNCCORP's consolidated financial statements.

Income Taxes

BNCCORP and its subsidiaries file a consolidated federal income tax return. State income tax returns are filed separately by each subsidiary. In accordance with a tax sharing arrangement, BNCCORP collects for or pays to each of its subsidiaries the tax or tax benefit resulting from its inclusion in the consolidated federal return.

Deferred income taxes are reported for temporary differences between items of income or expense reported for financial statement purposes and those reported for income tax purposes. The differences relate primarily to differences in accounting for loan losses, depreciation timing differences, unrealized gains and losses on investment securities and leases which are treated as operating leases for tax purposes and capital leases for financial statement purposes.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks.

Earnings Per Share

Earnings per common share are computed by dividing net profits by the weighted average number of common and common equivalent shares of stock outstanding during the period. Primary and fully diluted earnings per share are the same.

The weighted average number of common and common equivalent shares of stock utilized in the per share computations was 2,338,720, 1,720,030 and 1,218,909 in 1996, 1995 and 1994, respectively.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

2. Acquisitions and Divestitures:

In August 1995, BNCCORP acquired seven North Dakota branches from First Bank System, Inc. (First Bank--former Metropolitan Federal Bank, fsb branches). The purchase price for the seven branches was approximately $5,357,000. The purchase was funded with proceeds from the sale of common stock in BNCCORP's initial public offering. The acquisition was accounted for using the purchase method of accounting. One of the seven branches was sold in October 1995 along with FMB (see below). The resulting premiums paid for deposits of $3,497,000 and goodwill of $112,000 are being amortized over 10 years and 15 years, respectively.

In October 1995, BNCCORP sold FMB to Community First Bancshares, Inc. BNCCORP received approximately $3.8 million for its 89.6% interest, resulting in a gain of $316,000. Proceeds of approximately $238,000 were also received by two minority shareholders of FMB who are also officers and directors of BNCCORP. As part of the sale, BNCCORP purchased $17.7 million in loans which had been participated to FMB and $655,000 in previously nonperforming and restructured loans.

The following pro forma financial information has been prepared assuming the sale of FMB had been consummated at the beginning of the respective periods. Because there did not exist sufficient continuity of the deposits and assets acquired in connection with the acquisition of the First Bank deposits and because financial information related to such deposits and assets was not divisible from the financial information of First Bank, pro forma financial information regarding the deposits and assets acquired is not included. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on the assumed dates.

Pro forma financial information for the years ended December 31 (in thousands, except per share data) is as follows:

                                    1995           1994
                                 ----------     ----------
     Total interest income...... $   14,108     $    9,157
     Total interest expense.....      7,567          3,409
     Net interest income........      6,541          5,748
     Net income.................      1,381            815
                                 ==========     ==========
     Earnings per share......... $     0.80     $     0.67
                                 ==========     ==========


In January 1996, BNCCORP was granted a charter for its de novo BNC National Bank of Minnesota, Minneapolis, Minnesota, and provided initial capital of $5.0 million to the wholly owned bank which is engaged in commercial banking activities in the Minneapolis/Saint Paul area. The capital injection was funded through proceeds from the sale of common stock in BNCCORP's initial public offering (July 1995).

In May 1996, BNCCORP acquired a nonbank commercial finance company, BNC Financial Corporation, St. Cloud, Minnesota, for $85,000. BNCCORP provided initial capital of $1.0 million to the wholly owned subsidiary, which is engaged primarily in asset-based commercial financing. Goodwill of $66,000 resulting from the transaction is being amortized over 25 years.

In December 1996, BNCCORP acquired the accounting firm of Gregory K. Cleveland & Company, Bismarck, North Dakota (the Firm). The Firm was owned by an executive officer/director of BNCCORP. The purchase price for the Firm was approximately $368,000 and was based on the Firm's customer receivables, prepaids and certain intangibles. Goodwill of $265,000 resulting from the transaction is being amortized over 15 years. Employees of the Firm now staff the newly established trust and private banking division at BNC National Bank of Bismarck.

Effective January 1997, BNCCORP acquired the stock of the J.D. Meier Insurance Agency, Linton, North Dakota (the Agency). Three executive officers of BNCCORP owned stock in the Agency. The purchase price for the stock was approximately $34,000, and BNCCORP provided additional capital of $75,000 to the wholly owned subsidiary. The Agency is operating as a subsidiary of BNC National Bank of Bismarck and engages in insurance business.

3. Securities:

BNCCORP had no securities designated as held-to-maturity or trading in its portfolio at December 31, 1996 or 1995. In December 1995, securities with an aggregate amortized cost of $1,129,000 and net unrealized gains of $134,000 were transferred from held-to-maturity to available-for-sale in accordance with the implementation provisions of SFAS 115.

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and estimated fair market value of securities available for sale were as follows as of December 31 (in thousands):


                                                       Gross         Gross       Estimated
                                       Amortized    Unrealized    Unrealized       Market
                                         Cost          Gains        Losses         Value
                                      -----------   -----------   -----------    ----------
              1996
U.S. Treasury securities............. $    13,814   $        42   $        --    $   13,856
U.S. government agency mortgage-
   backed securities.................       9,555             4            --         9,559
U.S. government agencies securities..       3,633            13           (4)         3,642
Collateralized mortgage obligations..      23,898            --          (43)        23,855
Other securities.....................       7,773            13           (7)         7,779
State and municipal bonds............         759            41            --           800
                                      -----------   -----------   -----------    ----------
                                      $    59,432   $       113   $      (54)    $   59,491
                                      ===========   ===========   ===========    ==========


              1995
U.S. Treasury securities............. $    25,041   $        63   $       (3)    $   25,101
U.S. government agency mortgage-
   backed securities.................       4,798            45            --         4,843
U.S. government agencies securities..       7,513             7            --         7,520
Collateralized mortgage obligations..      44,800             3            --        44,803
Other securities.....................      10,882             7           (4)        10,885
State and municipal bonds............       1,162           102            --         1,264
                                      -----------   -----------   -----------    ----------
                                      $    94,196   $       227   $       (7)    $   94,416
                                      ===========   ===========   ===========    ==========


Scheduled maturities for securities available for sale were as follows as of December 31 (in thousands):


                                       1996                       1995
                             ------------------------   ------------------------
                                           Estimated                  Estimated
                             Amortized      Market      Amortized      Market
                                Cost         Value         Cost         Value
                             ----------   -----------   ----------   -----------
Due in one year or less..... $   11,531   $    11,538   $   14,563   $    14,563
Due after one year
   through five years.......     15,062        15,117       25,703        25,796
Due after five years
   through ten years........     18,934        18,971       21,269        21,381
Due after ten years.........     13,905        13,865       32,661        32,676
                             ----------   -----------   ----------   -----------
   Total.................... $   59,432   $    59,491   $   94,196   $    94,416
                             ==========   ===========   ==========   ===========


BNCCORP recognized net gains (losses) on sales of securities available for sale of approximately $19,000, $(18,000) and $28,000 in 1996, 1995 and 1994,
respectively.

4. Loans:

The composition of the loan portfolio was as follows as of December 31 (in thousands):


                                         1996          1995
                                      ----------    -----------
     Commercial and industrial....... $   94,701    $    41,639
     Agricultural....................     20,673         18,046
     Real estate:
        Mortgage.....................     47,451         36,606
        Construction.................      8,806          5,884
     Consumer........................     18,343          9,580
     Lease financing.................     12,970          8,660
     Other...........................        391            380
                                      ----------    -----------
        Total........................    203,335        120,795
     Less:
        Allowance for loan losses....    (1,594)        (1,048)
        Deferred loan fees and costs.      (338)          (112)
                                      ----------    -----------
                                      $ 201,403     $  119,635
                                      ==========    ===========


Loans on a nonaccrual basis, including impaired loans, were approximately $61,000 and $71,000 at December 31, 1996 and 1995, respectively. Interest on those loans included in income amounted to $1,000 and $2,000 in 1996 and 1995, respectively. Total interest income of $12,000 and $13,000 in 1996 and 1995, respectively, would have been recognized under the original terms of the loans.

The recorded investment in loans for which impairment had been recognized in accordance with SFAS 114 totaled $4.0 million and $1.5 million at December 31, 1996 and 1995, respectively. The allowance for loan losses on these loans was $171,000 and $131,000 at December 31, 1996 and 1995, respectively. For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was approximately $3.6 million and $2.1 million, respectively. BNCCORP recognized $216,000 and $122,000 of interest on impaired loans, most of which was recognized on a cash basis in 1996 and 1995, respectively.

Loans to officers, directors and employees totaled $806,000 and $527,000 at December 31, 1996 and 1995, respectively, and loans to other related parties totaled $259,000 and $941,000 at December 31, 1996 and 1995, respectively.

As of December 31, 1996, 66% of BNCCORP's loans were to borrowers located in the North Dakota market area, 24% were to borrowers in the Minnesota market area, and 10% were to borrowers in other market areas. Commercial loan borrowers are generally small- to medium-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate secured loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans.

Real estate mortgage loans include various types of loans for which BNCCORP holds real property as collateral. Of the $47.5 million real estate mortgage loans as of December 31, 1996, approximately $20 million were loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans which are secured by real estate.

Transactions in the allowance for loan losses were as follows for the years ended December 31 (in thousands):


                                           1996         1995         1994
                                         ---------    ---------    ---------
Balance, beginning of year.............. $   1,048    $   1,021    $     713
   Provision for loan losses............       739          168          179
   Loans charged off....................     (350)        (248)         (23)
   Loans recovered......................       157          207          152
   Allowance attributable to
     subsidiary sold....................        --         (100)          --
                                         ---------    ---------    ---------
Balance, end of year.................... $   1,594    $   1,048    $   1,021
                                         =========    =========    =========


5. Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements and equipment consisted of the following at December 31 (in thousands):


                                                     1996           1995
                                                  ----------     -----------
Land and improvements............................ $      508     $       264
Buildings and improvements.......................      3,346           3,364
Leasehold improvements...........................        719             336
Furniture, fixtures and equipment................      3,701           3,047
                                                  ----------     -----------
   Total cost....................................      8,274           7,011
Less accumulated depreciation and amortization...     (1,617)         (1,233)
                                                  ----------     -----------
   Net premises, leasehold improvements and
     equipment................................... $    6,657     $     5,778
                                                  ==========     ===========


Depreciation and amortization expense on premises, leasehold improvements and equipment totaled approximately $499,000, $377,000 and $348,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

6. Income Taxes:

The provision for income taxes consists of the following for the years ended December 31 (in thousands):


                                        1996         1995          1994
                                      --------     --------      --------
Current.............................. $   965      $   589       $   564
Deferred income taxes from the
   following timing differences:
      Provision for loan losses......    (274)         (11)         (105)
      Depreciation...................      87            6            71
      Leases.........................     129          128           118
      Other..........................     240          (71)           31
                                      --------     --------      --------
                                      $ 1,147      $   641       $   679
                                      ========     ========      ========

The provision for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):


                                           1996          1995          1994
                                         ---------     ---------     ---------
Tax at 34% statutory rate............... $  1,018      $    611      $    636
Increase (decrease) resulting from:
   State taxes, net of federal benefit..      131            91           116
   Minority interest in consolidated
     earnings...........................       --            19            20
   Benefit of AMT credit carryforwards..       --           (42)          (42)
   Tax-exempt interest..................      (27)          (43)          (59)
   Other, net...........................       25             5             8
                                         ---------     ---------     ---------
                                         $  1,147      $    641      $    679
                                         =========     =========     =========


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of BNCCORP's deferred tax assets and liabilities are as follows as of December 31 (in thousands):


                                                            1996         1995
                                                          --------     --------
Deferred tax asset:
   Loans, primarily due to differences in
     accounting for loan losses ........................  $    577     $    333
   Other.................................................      145           41
                                                          --------     --------
         Deferred tax asset..............................      722          374
                                                          --------     --------
Deferred tax liability:
   Unrealized gain on securities available for sale......       16           86
   Leases, primarily due to differences in accounting
     for lease...........................................      524          385
   Premises and equipment, primarily due to
     differences in original cost basis and
     depreciation........................................      451          354
                                                          --------     --------
         Deferred tax liability..........................      991          825
                                                          --------     --------
         Net deferred tax liability...................... $    269     $    451
                                                          ========     ========

7. Notes Payable:

BNCCORP's  notes  payable  consist  of  the  following  as of  December  31  (in thousands):
                                                              1996       1995
                                                            --------   --------
Federal funds purchased...................................  $  1,437   $     --
Advance from the Federal Home Loan Bank (FHLB), principal
   due August 1997, interest payable monthly at 6.60%,
   secured by single-family mortgage loans and
   government agency securities...........................     1,000      1,000
Advances from FHLB, principal due April 1997, interest
   payable monthly at the one-month  LIBOR rate  minus
   .3% (5.59% at  December  31,  1996),  secured by
   single-family mortgage loans and government agency
   securities.............................................     9,000         --
Notes payable to American National Bank, maturing in
   2000 with annual paydowns of $550,000 on March 31
   of each year, interest payable quarterly at the prime
   rate plus .5% (9.25% at December 31, 1995), secured
   by stock of  subsidiary bank...........................        --      3,354
Notes payable to Firstar Bank Milwaukee, N.A. (Firstar)
   including a term note for $3 million and a revolving
   line of credit up to $7 million, interest payable
   quarterly at either the prime rate or LIBOR rate
   plus 2% at BNCCORP's option (7.50% at December 31,
   1996),  secured by stock of  subsidiary  banks.........     10,000        --
Revolving line of credit with Bank Windsor, principal
   due September 1997, interest payable quarterly at
   the prime rate plus .75% (9.00% at December 31, 1996)..        615        --
                                                            ---------  --------
      Total...............................................  $  22,052  $  4,354
                                                            =========  ========


The notes payable to American National Bank at December 31, 1995 were refinanced with Firstar in February 1996.

The Firstar notes were amended in February 1997 to include a $3 million term note and a $12 million revolving line of credit, both of which mature in 1998. Collateral, interest rates and timing of payments on those notes are as indicated above.

BNCCORP was in compliance with all debt covenants at December 31, 1996.

8. Stockholders' Equity:

BNCCORP and its subsidiary banks are subject to certain minimum capital requirements (see Note 9). In addition, certain regulatory restrictions exist regarding the ability of the subsidiary banks to transfer funds to BNCCORP in the form of cash dividends, loans or advances. Approval of the principal regulator is required for the banks to pay dividends to BNCCORP in excess of the subsidiary banks' earnings retained in the current year plus retained net profits for the preceding two years.

Effective June 1995, BNCCORP declared a 60-for-1 stock split of BNCCORP's common stock and reincorporated BNCCORP in Delaware, in connection with its initial public offering. This stock split has been retroactively reflected in the financial statements.

In connection with its initial public offering (see Note 1), BNCCORP agreed to sell to the underwriters, for nominal consideration, a warrant to purchase 50,000 shares of common stock (the Warrant). The Warrant became exercisable at $12 per share in June 1996 and remains exercisable for a period of four years. No warrants had been exercised as of December 31, 1996.

9. Regulatory Capital:

BNCCORP and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BNCCORP and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of BNCCORP and its banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and its banks to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1996, BNCCORP and its banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notifications from the Office of the Comptroller of the Currency (OCC) categorized BNCCORP's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institutions' categories.

Actual capital amounts and ratios of BNCCORP and its subsidiary banks as of December 31 are also presented in the tables (dollar amounts in thousands):

                                                                                      To Be Well Capitalized
                                                              For Capital Adequacy   Under Prompt Corrective
                                                Actual                Purposes           Action Provisions
                                         ------------------    -------------------    ------------------
                                           Amount     Ratio      Amount      Ratio     Amount     Ratio
                                         ---------    -----    ---------     -----    ---------   -----
                                                                            greater              greater
                                                                             than                  than
                                                                          or equal to           or equal to
     As of December 31, 1996
Total Capital (to risk weighted assets):
   Consolidated......................... $  20,109       8.8%  $  18,206      8.0%        N/A        N/A
   BNC National Bank of Bismarck........    19,009      10.4      14,644      8.0    $ 18,306      10.0%
   BNC National Bank of Minnesota.......     4,981      12.2       3,255      8.0       4,069      10.0
Tier I Capital (to risk weighted assets):
   Consolidated.........................    18,515       8.1       9,103      4.0         N/A        N/A
   BNC National Bank of Bismarck........    17,759       9.7       7,322      4.0      10,983       6.0
   BNC National Bank of Minnesota.......     4,688      11.5       1,628      4.0       2,441       6.0
Tier I Capital (to average assets):
   Consolidated.........................    18,515       6.7      11,112      4.0         N/A        N/A
   BNC National Bank of Bismarck........    17,759       7.1      10,006      4.0      12,508       5.0
   BNC National Bank of Minnesota.......     4,688      12.9       1,453      4.0       1,817       5.0

     As of December 31, 1995
Total Capital (to risk weighted assets):
   Consolidated.........................    17,768      12.5      11,375      8.0         N/A        N/A
   BNC National Bank of Bismarck........    14,072      10.1      11,202      8.0      14,003      10.0
Tier I Capital (to risk weighted assets):
   Consolidated.........................    16,720      11.8       5,688      4.0         N/A        N/A
   BNC National Bank of Bismarck........    13,024       9.3       5,601      4.0       8,402       6.0
Tier I Capital (to average assets):
   Consolidated.........................    16,720       7.0       9,497      4.0         N/A        N/A
   BNC National Bank of Bismarck........    13,024       5.7       9,215      4.0      11,519       5.0

10.Fair Value of Financial Instruments:

The estimated fair values of BNCCORP's financial instruments are as follows as of December 31 (in thousands):


                                          1996                     1995
                               -----------------------   -----------------------
                                Carrying       Fair       Carrying       Fair
                                 Amount       Value        Amount       Value
                               ----------   ----------   ----------   ----------
Assets:
   Cash, due from banks and
     federal funds sold....... $   13,260   $   13,260   $   14,209   $   14,209
   Securities available for
     sale.....................     59,491       59,491       94,416       94,416
   Loans, net.................    201,403      200,669      119,635      119,959
                               ----------   ----------   ----------   ----------
                                  274,154   $  273,420      228,260   $  228,584
                                            ==========                ==========
   Other assets...............     14,404                    12,139
                               ----------                ----------
                               $  288,558                $  240,399
                               ==========                ==========
Liabilities:
   Deposits, noninterest-
     bearing.................. $   22,218   $   22,218   $   16,874   $   16,874
   Deposits, interest-bearing.    217,552      217,684      194,174      194,017
   Notes payable..............     22,052       22,060        4,354        4,358
                               ----------   ----------   ----------   ----------
                                  261,822   $  261,962      215,402   $  215,249
                                            ==========                ==========
   Other liabilities..........      4,101                     4,110
   Stockholders' equity.......     22,635                    20,887
                               ----------                ----------
                               $  288,558                $  240,399
                               ==========                ==========


The following methods and assumptions were used to estimate the above fair values.

Cash and Cash Equivalents, Noninterest-Bearing Deposits and Demand Deposits

The carrying amounts for cash and cash equivalents, as well as noninterest-bearing deposits, approximate fair value due to the short maturity of the instruments. The fair value of demand deposits, such as NOW, savings and money market accounts, is equal to the amount payable on demand at the reporting date.

Securities

The fair value of BNCCORP's securities equals the quoted market price.

Loans

Fair values for loans are estimated by discounting future cash flow payment streams using rates at which current loans to borrowers with similar credit ratings and similar loan maturities are being made.

Interest-Bearing Deposits

Fair values of interest-bearing deposit liabilities are estimated by discounting future cash flow payment streams using rates at which comparable current deposits with comparable maturities are being issued.

Borrowings

The carrying amount of short-term borrowings approximates fair value due to the short maturity and the instruments' floating interest rates, which are tied to market conditions. The fair values of long-term borrowings, for which the maturity extends beyond one year, are estimated by discounting future cash flow payment streams using rates at which comparable borrowings are currently being offered.

11.Financial Instruments With Off-Balance-Sheet Risk:

BNCCORP is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.

These financial instruments include commitments to extend credit, including loan commitments and unused portions of lines of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement BNCCORP has in particular classes of financial instruments.

BNCCORP's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for the commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. BNCCORP generally requires collateral or other security specifically to support off-balance-sheet financial instruments with credit risk.

Financial instruments with contract amounts representing credit risk are as follows as of December 31 (in thousands):

                                               1996           1995
                                            -----------    -----------
     Commitments to extend credit.......... $    59,553    $    28,034
     Standby letters of credit.............       1,048            714
                                            -----------    -----------
                                            $    60,601    $    28,748
                                            ===========    ===========


12.Related-Party Transactions:

BNCCORP has entered into transactions with its stockholders, directors, officers and other affiliates including the accounting firm and insurance agency purchases discussed in Note 2. In the opinion of management, such transactions have been fair and reasonable to BNCCORP and have been entered into under terms and rates substantially the same as those offered by BNCCORP in the ordinary course of business.

13.Benefit Plans:

BNCCORP has a 401(k) plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Eligible employees may elect to defer up to 10% of compensation each year (15% effective January 1, 1997), not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50% of employee deferrals up to a maximum employer contribution of 5% of compensation. BNCCORP made matching contributions of $79,000, $65,000 and $55,000 in 1996, 1995 and 1994,
respectively. Under the investment options available under the 401(k) plan, employees may elect to invest their salary deferrals in BNCCORP stock.

BNCCORP provides no significant postretirement or postemployment benefits.

14.Commitments and Contingencies:

Employment Agreements

BNCCORP has entered into three-year employment agreements with its chief executive officer, chief financial officer, executive vice president and the chief executive officer of BNC National Bank of Minnesota (the Executives). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if the Executives' status as employees with BNCCORP is terminated for any reason other than cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, then the Executives will be paid a lump-sum amount equal to three times their current annual compensation.

Leases

BNCCORP has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 1996, 1995 and 1994, was $331,000, $100,000 and $36,000, respectively. Minimum annual base lease payments for operating leases with remaining terms of greater than one year are as follows:

                    1997................. $   227,520
                    1998.................     162,169
                    1999.................     146,072
                    2000.................     137,191
                    2001.................      86,920
                    Thereafter...........      93,840


15.Stock-Based Compensation Plan:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, allows two alternative methods of accounting for employee stock options or similar instruments. Under SFAS 123, an entity may either implement a fair value based method of accounting for stock options or elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to continue under APB 25 must provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

BNCCORP adopted SFAS 123 on January 1, 1996 and has elected to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements of SFAS 123. A description of BNCCORP's stock-based compensation plan accounted for under APB 25 is presented below.

BNCCORP's Stock Incentive Plan (the Stock Plan), adopted during 1995, is intended to provide long-term incentives to its key employees, including officers and directors who are employees of BNCCORP. The Stock Plan, which is administered by the compensation committee of the board of directors (the Committee), provides for an authorization of 250,000 shares of common stock for issuance thereunder. Under the Stock Plan, BNCCORP may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plan provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 1996, 20,000 restricted shares and 30,000 options had been awarded under the Stock Plan. The restricted stock vests in 33 1/3% increments during 1998, 1999 and 2000. All of the options are exercisable at a price of $10 per share and vest in 20% increments on January 18, 1996 and July 18, 1996, 1997, 1998 and 1999. The options expire on July 18, 2005. No options had been exercised as of December 31, 1996.

Had compensation cost for the plan been determined consistent with SFAS 123, BNCCORP's net income and earnings per share would have been reduced to the following pro forma amounts:


                                         1996               1995
                                      -----------       ------------
     Net income:
        As reported.................. $ 1,847,000       $  1,157,000
        Pro forma....................   1,814,000          1,157,000
     Primary and fully diluted EPS:
        As reported..................        0.79               0.67
        Pro forma....................        0.77               0.67


A summary of the status of the Stock Plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:


                                            Weighted                  Weighted
                                            Average                    Average
                                            Exercise                  Exercise
                                 Shares       Price       Shares        Price
                                ---------  ----------   ----------    ---------
Outstanding, beginning of year.. 30,000      $     10           --    $      --
Granted.........................     --            --       30,000           10
                                ---------  ----------   ----------    ---------
Outstanding, end of year........ 30,000      $     10       30,000    $       10
                                =========  ==========   ==========    =========
Exercisable, end of year........ 12,000      $     10    $      --     $     --
                                =========  ==========   ==========    =========
Weighted average fair value of
   options granted..............$      --                $    4.50
                                =========               ==========


The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.08%; expected dividend yields of 0.0%; expected lives of seven years; and expected volatility of 28.7%.

16.Condensed Financial Information--Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:


                               PARENT COMPANY ONLY
                   Condensed Statements of Financial Condition
                                As of December 31
                 (In thusands, except share and per share data)


                                                      1996            1995
                                                   -----------     ----------
Assets:
   Cash and short-term investments................ $       257     $    6,074
   Investment in subsidiaries.....................      27,241         16,916
   Loans..........................................         545            546
   Receivable from subsidiaries...................       4,265            277
   Cost in excess of net assets acquired, net.....         232            247
   Other..........................................         574            437
                                                   -----------     ----------
                                                   $   33,114      $  24,497
                                                   ===========     ==========

Liabilities and stockholders' equity:
   Note payable................................... $   10,249      $   3,354
   Accrued expenses and other liabilities.........         185            256
                                                   -----------     ----------
                                                        10,434          3,610
                                                   -----------     ----------
   Preferred stock, $.01 par value, 2,000,000
      shares authorized;  no shares issued or
      outstanding.................................         --             --
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,364,100 shares
      issued, 2,338,720 shares outstanding........          23             23
   Capital surplus................................      13,768         13,776
   Retained earnings..............................       9,062          7,170
   Treasury stock.................................        (216)          (216)
   Unrealized gain on securities available for
      sale........................................          43            134
                                                   -----------     ----------
                                                        22,680         20,887
                                                   -----------     ----------
                                                   $    33,114     $   24,497
                                                   ===========     ==========

                               PARENT COMPANY ONLY
                         Condensed Statements of Income
                         For the Years Ended December 31
                                 (In thousands)


                                               1996          1995        1994
                                            ----------    ----------   ---------
Income:
   Management fee income................... $     927     $     606    $    753
   Consulting income.......................         1            --          18
   Interest................................       210           134          12
   Other...................................       137           319          32
                                            ----------    ----------   ---------
      Total income.........................     1,275         1,059         815
                                            ----------    ----------   ---------
Expenses:
   Interest................................       546           336         278
   Personnel expense.......................       965           987       1,141
   Legal and other professional............       155           103          91
   Depreciation and amortization...........        49            63          48
   Other...................................       367           300         160
                                            ----------    ----------   ---------
      Total expenses.......................     2,082         1,789       1,718
                                            ----------    ----------   ---------
Loss before income tax benefit and equity
   in undistributed income of
   subsidiaries............................      (807)         (730)       (903)
Income tax benefit.........................       281           258         344
                                            ----------    ----------   ---------
Loss before equity in undistributed
   income of subsidiaries..................      (526)         (472)       (559)
Equity in undistributed income of
   subsidiaries............................     2,418         1,629       1,750
                                            ----------    ----------   ---------
      Net income........................... $   1,892     $   1,157    $  1,191
                                            ==========    ==========   =========

                               PARENT COMPANY ONLY
                       Condensed Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)


                                                  1996       1995        1994
                                                --------   ---------   --------
Cash flows from operating activities:
   Net income................................   $  1,892   $   1,157   $  1,191
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities --
      Gain on sale of subsidiary..............        --        (316)        --
      Depreciation and amortization...........        25          27          9
      Amortization of intangible assets.......        24          36         39
      Equity in undistributed income of
          subsidiaries........................    (2,418)     (1,629)    (1,750)
      Change in prepaid expenses and other
          receivables.........................    (3,816)       (168)     1,266
      Change in accrued expenses and other
          liabilities.........................       (71)       (228)       263
      Other...................................      (391)       (142)       (16)
                                                --------   ---------   --------
         Net cash provided by (used in)
          operating activities................    (4,755)     (1,263)     1,002
                                                --------   ---------   --------
Cash flows from investing activities:
   Net (increase) decrease in loans...........         1        (546)        --
   Increase in investment in subsidiaries.....    (8,700)     (6,796)      (450)
   Sale of investment in subsidiary...........        --       3,811         --
   Sale (purchases) of premises, leasehold
      improvements and equipment..............        50        (108)       (22)
   Dividends received.........................       700       1,309         --
                                                --------   ---------   --------
         Net cash used in investing
          activities..........................    (7,949)     (2,330)      (472)
                                                --------   ---------   --------
Cash flows from financing activities:
   Repayments of long-term borrowings.........    (1,004)       (716)      (550)
   Proceeds from long-term borrowings.........     7,899         500        216
   (Costs) proceeds from issuance of stock....        (8)      9,717         --
   Payments to repurchase stock...............        --          --       (216)
                                                --------   ---------   --------
         Net cash provided by (used in)
          financing activities................     6,887       9,501       (550)
                                                --------   ---------   --------
Net increase (decrease) in cash and cash
     equivalents..............................    (5,817)      5,908        (20)
Cash and cash equivalents, beginning of year..     6,074         166        186
                                                --------   ---------   --------
Cash and cash equivalents, end of year........  $    257   $   6,074   $    166
                                                ========   =========   ========
Supplemental cash flow information:
   Interest paid..............................  $    524   $     338   $    268
                                                ========   =========   ========
   Income tax payments received from
     subsidiary banks, net of income taxes
     paid.....................................  $    441   $      16   $    600
                                                ========   =========   ========

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None


                                    PART III

Item 9.   Directors,  Executive  Officers,   Promotors  and   Control   Persons;
          Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.  Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.



                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

   (a)Exhibits.
      Reference is made to the Exhibit Index beginning on page E-1 hereby. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

   (b)Reports on Form 8-K.
      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                                          Name of Issuer

                                          By:         /s/ Tracy Scott
                                             -----------------------------------
                                                      Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26, 1997.



                              Chairman of the Board, Chief Executive Officer and
   /s/ Tracy Scott                               Director
----------------------------         (Principal Executive Officer)

                               President, Chief Financial Officer and Director
  /s/ Gregory K. Cleveland            (Principal Financial Officer)
----------------------------          (Principal Accounting Officer)

  /s/ John A. Malmberg                            Director
----------------------------
  /s/ Thomas J. Resch                             Director
----------------------------
  /s/ John A. Hipp, M.D.                          Director
----------------------------
  /s/ Richard M. Johnsen, Jr.                     Director
----------------------------
  /s/ John M. Schaffer                            Director
----------------------------
  /s/ Jerry R. Woodcox                            Director
----------------------------
  /s/ Brad J. Scott                               Director
----------------------------

                                  EXHIBIT INDEX


   Exhibit
     No.                          Exhibit Description

     2.1 Plan of merger of BNCCORP, Inc., a North Dakota corporation into BNCCORP, INC., a Delaware corporation, incorporated by reference to
          Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33- 92369).

     2.2 Branch Purchase and Assumption Agreement dated as of January 31, 1995 between Metropolitan Federal Bank, fsb and Bismarck National Bank, a national banking association, incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     2.3 Stock Purchase Agreement dated as of June 7, 1995, by and among the Company, Gregory Cleveland, Tracy Scott and Community First Bancshares, Inc., incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     2.4 Agreement and Plan of Merger of the First National Bank of Linton with and into BNC National Bank dated as of July 28, 1995, incorporated by reference to Exhibit 2.4 to the Registrant's Form 10-KSB dated as of March 29, 1996.

     2.5 Contract for Sale of Assets dated December 31, 1996 by and between Gregory K. Cleveland, P.C. and BNC National Bank.

     2.6 Stock Purchase Agreement dated February 26, 1997 by and between BNC National Bank and Shareholders of J.D. Meier Insurance Agency.

     3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     4.1  Specimen of Common  Stock  Certificate,  incorporated  by reference to
          Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     4.2 Warrant to Subscribe for and Purchase Common Stock of BNCCORP, Inc. by and between the Company and Dain Bosworth Incorporated, incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB dated as of March 29, 1996.

     10.1 Form of Indemnity Agreement by and between the Company and each of the Company's Directors, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     10.2 Form of Employment Agreement between the Company and each of Tracy J. Scott, Gregory K. Cleveland, and Brad J. Scott, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     10.3 Form of BNCCORP, INC. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33- 92369).

     10.4 Employment Agreement between the Company, Bismarck National Bank and Thomas Resch, incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     10.5 Form of Stock Option Agreement for the Grant of Non- Qualified Stock Options Under the BNCCORP, INC. 1995 Stock Incentive Plan dated as of June 7, 1995 between the Company and each of Tracy J. Scott, Gregory
          K. Cleveland, Brad J. Scott, John Malmberg, Michael Miller, and Thomas Resch, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-KSB dated as of March 29, 1996.

     10.6 Term Loan Agreement dated February 19, 1996 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to
          Exhibit  10.6 to the  Registrant's  Form 10-KSB  dated as of March 29,
          1996.

     10.7 Revolving Credit Agreement dated February 19, 1996 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-KSB dated as of March 29, 1996.

     10.8 Amendment to Term Loan Agreement and Term Note dated February 11, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc.

     10.9 Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 11, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc.

    10.10 Revolving Credit Agreement dated September 27, 1996 by and between BNC Financial Corporation and Bank Windsor.

     21   Subsidiaries of Company.

     23.1 Consent of Arthur Andersen LLP

     27   Financial Data Schedule