Form 10QSB
period 1997-03-31
BNCCORP INC
filed 1997-05-08
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                      -----

                                   FORM 10-QSB

                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________


                           Commission File No. 0-26290


                                  BNCCORP, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 45-0402816
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1997: 2,338,720

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 (In Thousands Except Share and Per Share Data)

                     ASSETS                             March 31,   December 31,
                                                           1997        1996
                                                        ----------  ----------
                                                       (Unaudited)
CASH AND DUE FROM BANKS.................................$    8,340  $    6,360
FEDERAL FUNDS SOLD......................................    14,100       6,900
SECURITIES AVAILABLE FOR SALE...........................    61,953      59,491
LOANS, net of allowance for loan losses of $1,736
     and $1,594.........................................   207,747     201,403
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net.....     7,354       6,657
ACCRUED INTEREST RECEIVABLE.............................     2,683       2,442
OTHER ASSETS............................................     1,805       1,440
COST IN EXCESS OF NET ASSETS ACQUIRED, net..............     3,820       3,865
                                                        ----------  ----------

                                                        $  307,802  $  288,558
                                                        ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing..................................$   19,102  $   22,218
   Interest-bearing -
      Savings, NOW and money market.....................    59,258      52,483
      Time deposits over $100,000.......................    46,202      39,725
      Other time deposits...............................   128,738     125,344
SHORT TERM BORROWINGS...................................    15,306      11,437
LONG TERM BORROWINGS....................................    11,596      10,615
OTHER LIABILITIES.......................................     4,697       4,101
                                                        ----------  ----------

      Total Liabilities.................................   284,899     265,923
                                                        ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
     authorized; no shares issued or outstanding........        --          --
   Common stock, $.01 par value, 10,000,000 shares
     authorized; 2,364,100 shares issued, 2,338,720
     shares outstanding.................................        23          23
   Capital surplus......................................    13,768      13,768
   Retained earnings....................................     9,578       9,017
   Treasury stock (25,380 shares).......................     (216)       (216)
   Unrealized gain (loss) on securities available for
     sale, net of income tax effects of $162 and $16....     (250)          43
                                                        ----------  ----------

      Total Stockholders' Equity........................    22,903      22,635
                                                        ----------  ----------

                                                        $ 307,802   $ 288,558
                                                        ==========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        1997          1996
                                                     -----------    -----------
INTEREST INCOME:
   Interest on loans................................. $   4,974      $   3,189
   Interest on investment securities-
      U.S. Treasury and agency.......................       197            206
      State and municipal............................        18             20
      Other..........................................       871          1,070
                                                      ---------      ---------
      Total Interest Income..........................     6,060          4,485
                                                      ---------      ---------
INTEREST EXPENSE:
   Deposits..........................................     2,745          2,382
   Short-term borrowings.............................       162             87
   Long-term borrowings..............................       208             68
                                                      ---------      ---------
      Total Interest Expense.........................     3,115          2,537
                                                      ---------      ---------
      Net interest income............................     2,945          1,948
PROVISION FOR LOAN LOSSES............................       170             84
                                                      ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES.....................................     2,775          1,864
                                                      ---------      ---------
NONINTEREST INCOME:
   Fees on loans.....................................       191            164
   Service charges...................................       124             99
   Rental income.....................................        24              9
   Net gain (loss) on sales of securities............      (11)              5
   Other.............................................       153             94
                                                      ---------      ---------
      Total Noninterest Income.......................       481            371
                                                      ---------      ---------
NONINTEREST EXPENSE:
   Salaries and employee benefit.....................     1,284            976
   Depreciation and amortization.....................       280            219
   Occupancy.........................................       221            140
   Office supplies, telephone & postage..............       125            121
   Marketing and promotion...........................        87            112
   Professional services.............................        81            103
   FDIC and other assessments........................        41             71
   Other.............................................       221            224
                                                      ---------      ---------
      Total Noninterest Expense......................     2,340          1,966
                                                      ---------      ---------
INCOME BEFORE INCOME TAXES...........................       916            269
INCOME TAXES.........................................       355            127
                                                      ---------      ---------
      Net Income..................................... $    561       $     142
                                                      =========      =========
EARNINGS PER COMMON SHARE
     (Primary and Fully Diluted)..................... $   0.24       $    0.06
                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In Thousands)
                                   (Unaudited)

                                                                1997      1996
                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..................................................$   561  $   142
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities --
      Provision for loan losses................................    170       84
      Depreciation and amortization............................    152      104
      Amortization of intangible assets........................    128      115
      Proceeds from loans recovered............................     11        5
      Change in accrued interest receivable and other assets...  (689)     (799)
      (Gain) loss on sale of bank premises and equipment.......     --      (10)
      (Gain) loss on sale of securities........................     11       (5)
      Change in other liabilities..............................    596     (502)
      Originations of loans to be participated.................(26,854)  (3,982)
      Proceeds from participations of loans.................... 26,854    3,982
                                                               -------  -------
         Net cash provided by (used in) operating activities...    940     (866)
                                                               -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold............................ (7,200)   2,950
   Purchases of investment securities..........................(17,823)    (544)
   Proceeds from sales of investment securities................ 11,910   19,286
   Proceeds from maturities of investment securities...........  3,148    2,332
   Net increase in loans....................................... (6,525) (28,266)
   Additions to premises, lease improvements and equipment.....   (850)    (360)
   Proceeds from sale of premises and equipment................     --       13
                                                               -------  -------
         Net cash used in investing activities.................(17,340)  (4,589)
                                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings, NOW and money
      market accounts..........................................  3,659   (9,966)
   Net increase in time deposits...............................  9,871    1,877
   Net increase (decrease) in short-term borrowings............  3,869    7,272
   Repayments of long-term borrowings..........................(11,240)    (354)
   Proceeds from long-term borrowings.......................... 12,221    1,000
   Stock offering costs........................................     --       (4)
                                                               -------  -------
         Net cash provided by (used in) financing activities... 18,380     (175)
                                                               -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........  1,980   (5,630)
CASH AND CASH EQUIVALENTS, beginning of period.................  6,360   11,259
                                                               -------  -------
CASH AND CASH EQUIVALENTS, end of period.......................$ 8,340  $ 5,629
                                                               =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid...............................................$ 2,677  $ 2,790
                                                               =======  =======
   Income taxes paid...........................................$    81  $    76
                                                               =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Unrealized
                                                                                 Gain/(Loss) on
                                                                                   Securities
                                  Common Stock     Capital   Retained   Treasury   Available
                                Shares    Amount   Surplus   Earnings     Stock     for Sale      Total
                              ---------   ------   -------   --------   --------   ----------   ---------
BALANCE, December 31, 1996..  2,364,100   $   23   $13,768   $  9,017   $  (216)     $   43     $  22,635

Net income..................         --       --        --        561        --          --           561

Change in unrealized
  holding gain (loss) on
  securities available
  for sale, net of income
  taxes ....................         --       --        --         --        --          (293)       (293)
                              ---------   ------   -------   --------   --------   ----------   ---------

BALANCE, March 31, 1997.....  2,364,100   $   23   $13,768   $  9,578   $  (216)     $   (250)  $  22,903
                              =========   ======   =======   ========   ========   ==========   =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1997


NOTE 1 -- Basis of Presentation

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

The unaudited consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1997.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

NOTE 2 -- Earnings per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares pertaining to common stock options and warrants, if dilutive, using the Treasury Stock method.

Primary and fully diluted earnings per share for the three month periods ended March 31, 1997 and 1996 are based upon 2,338,720 shares.

NOTE 3 -- Acquisitions and Divestitures

Effective January 1997, BNC National Bank ("BNC -- North Dakota"), a subsidiary of the Company, acquired the stock of the J.D. Meier Insurance Agency, Linton, North Dakota (the "Agency"). Three executive officers of BNCCORP owned stock in the Agency. The total purchase price for the stock of the Agency was approximately $34,000, and BNC -- North Dakota provided additional capital of $75,000 to the wholly owned subsidiary. The Agency is operating as a subsidiary of BNC -- North Dakota and engages in insurance business.

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

NOTE 4 -- Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), issued in February 1997 and effective January 1, 1998, supersedes AICPA Accounting Principals Board Opinion No. 15, "Earnings per Share" ("APB 15") and other related accounting pronouncements and interpretations, and specifies new computation, presentation and disclosure requirements for earnings per share. Adoption of this standard is not expected to have a material effect on BNCCORP's consolidated financial statements.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129"), also issued in February 1997 and effective January 1, 1998, summarizes disclosure requirements pertaining to an entity's capital structure. SFAS 129 is a compilation of several previously issued standards and pronouncements, therefore, adoption of this standard is not expected to have a material effect on BNCCORP's consolidated financial statements.

Item 2.     Management's Discussion and Analysis or Plan of Operation

                                     General

For the quarter ended March 31, 1997, net income was $561,000, compared with $142,000 for the same period in 1996. The improvement in earnings was due primarily to increased net interest income which was driven by loan growth and an increased yield on earning assets (see "Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996 -- Net Interest Income"). Growth continued during the first quarter of 1997 as total assets increased $19.2 million to $307.8 million. Net loans totaled $207.7 million at March 31, 1997 and total deposits were $253.3 million.

                      Comparison of Financial Condition at
                      March 31, 1997 and December 31, 1996

Assets. Total assets of the Company increased $19.2 million, or 7%, during the first quarter of 1997 to $307.8 million from $288.6 million at December 31, 1996. Cash and investments increased $11.6 million to $84.4 million at March 31, 1997 as compared to $72.8 million at December 31, 1996. Net loans outstanding increased $6.3 million from $201.4 million at December 31, 1996 to $207.7 million at March 31, 1997. The Company's earning assets at March 31, 1997 totaled $284.9 million, an increase of $16.2 million, or 6%, from $268.7 million at December 31, 1996 (see "Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996 -- Net Interest Income").

Allowance For Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three month period ended March 31, 1997.


                                                            Three Months
                                                                Ended
                                                            March 31, 1997
                                                            --------------
                                                            (In Thousands)
                                                              (Unaudited)
Balance, Beginning of Period................................$      1,594
Provision Charged to Operations.............................         170
Loans Charged Off...........................................         (39)
Recoveries of Loans Previously Charged Off..................          11
                                                            ------------
Balance, End of Period......................................$      1,736
                                                            ============
Ending Loan Portfolio ......................................$    209,483
                                                            ============
Allowance for Loan Losses as a Percentage of
     Ending Loan Portfolio..................................        .83%


The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the allowance in excess of the amount of loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by the Company's staff, loan process review consultants, and state and federal supervisory authorities and economic conditions. There can be no assurance, however, that the allowance for loan losses will not be increased in the future; this could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses (see "Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996 -- Provision for Loan Losses").

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated:


                                             March 31, 1997   December 31, 1996
                                            ----------------  -----------------
                                                      (In Thousands)
                                              (Unaudited)
Nonperforming Loans:
  Loans 90 days or more dilinquent
    and still accruing interest.............  $      236          $     129
  Nonaccrual Loans..........................          86                 22
  Restructured Loans........................         132                136
                                              ----------          ---------
Total Nonperforming Loans...................         454                287
Other Real Estate Owned.....................         159                159
                                              ----------          ---------
Total Nonperforming Assets..................  $      613          $     446
                                              ==========          =========
Allowance for Loan Losses...................      $1,736             $1,594
Ratio of Total Nonperforming Assets
     to Total Assets........................       0.20%              0.15%
Ratio of Total Nonperforming Loans
     to Total Loans.........................       0.22%              0.14%
Ratio of Allowance for Loan Losses to
     Total Nonperforming Loans..............        382%               555%

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

Liabilities. Total deposits increased $13.5 million, or 6% from $239.8 million at December 31, 1996 to $253.3 million at March 31, 1997. Time deposits increased $9.8 million from $165.1 million at December 31, 1996 to $174.9 million at March 31, 1997 while savings, NOW and money market accounts increased $6.8 million from $52.5 million at December 31, 1996 to $59.3 million at March 31, 1997. Noninterest bearing deposits decreased $3.1 million from $22.2 million at December 31, 1996 to $19.1 million at March 31, 1997. Total borrowings increased $4.8 million from $22.1 million at December 31, 1996 to $26.9 million at March 31, 1997.

Stockholders' Equity. The Company's equity capital increased $268,000 during the three months ended March 31, 1997. Of this increase, $561,000 resulted from net earnings of the Company offset by an increase in the net unrealized loss on securities available for sale of $293,000.

                     Comparison of Operating Results for the
                   Three Months Ended March 31, 1997 and 1996

General. Net income increased $419,000, or 295% from $142,000 for the three months ended March 31, 1996 to $561,000 for the three months ended March 31, 1997. Primary and fully diluted earnings per share were $.24 for the first quarter of 1997 compared with $.06 for the same period last year. The return on average equity was 9.87% and the return on average assets was .77% compared with 2.70% and .24%, respectively, for the same period last year.

Net Interest Income. Net interest income increased $1 million, or 51%, to $2.9 million for the quarter ended March 31, 1997 as compared to the same period in 1996. Total interest income increased $1.6 million, or 35%, to $6.1 million for the first quarter of 1997 as compared to the $4.5 million recorded in the first quarter of 1996. The increase in interest income was primarily due to loan growth as average earning assets increased $54.4 million, or 25%, to $272.9 million for the three months ended March 31, 1997 as compared to $218.5 million for the same period in 1996. The yield on average earning assets increased to 9.00% for the quarter ended March 31, 1997 as compared to 8.26% for the same period in 1996. A change in mix of the earning asset portfolio also contributed to the increase in interest income. During the first quarter of 1997, loans totaled 75% of the average earning asset portfolio as compared to only 62% for the quarter ended March 31, 1996. The volume increase and change in mix of the earning asset portfolio were caused by the Company's significant loan growth as investments were sold to fund loans. The increase in yield resulted from an increase in loan yield of 43 basis points (to 9.84% for the first quarter of 1997 from 9.41% for the first quarter of 1996) and the change in mix of the earning asset portfolio from lower yielding investments to higher yielding loans.

Total interest expense increased $578,000, or 23%, to $3.1 million for the three months ended March 31, 1997 as compared to $2.5 million for the same period in 1996. The increase in interest expense was caused by an increase in volume of average interest-bearing liabilities offset by decreases in cost on these liabilities. Total average interest-bearing liabilities increased $48.1 million, or 24%, to $247.1 million for the quarter ended March 31, 1997 as compared to $199.0 million for the quarter ended March 31, 1996. Average interest-bearing deposits and borrowings increased $35.2 million and $13.0 million, or 19% and 135%, respectively, for the three months ended March 31, 1997 as compared to the same period in 1996. The average cost on interest-bearing deposits decreased 10 basis points to 4.96% for the quarter ended March 31, 1997 as compared to 5.06% for the same period in 1996. The average cost of borrowed funds increased 15 basis points to 6.66% for the first quarter of 1997 as compared to 6.51% for the same period in 1996. The decrease in cost on deposits was offset somewhat by the increased cost on borrowings resulting in an improvement in total cost on rate related liabilities of 2 basis points to 5.11% for the quarter ended March 31, 1997 as compared to 5.13% for the same period in 1996.

Net interest margin for the first quarter of 1997 was 4.38% as compared to 3.59% for the same period one year ago. The improvement in the Company's net interest margin is mainly attributable to the increase in yield on earning assets discussed above.

Provision for Loan Losses. The provision for loan losses was $170,000 for the quarter ended March 31, 1997 as compared to $84,000 for the quarter ended March 31, 1996. The increased provisions were booked in order to allow the Company's reserve for possible loan losses to keep pace with the strong loan growth the Company has experienced. The allowance for loan losses as a percentage of total loans increased from .76% at March 31, 1996 to .83% at March 31, 1997.

Noninterest Income. Noninterest income increased $110,000 or 30%, from $371,000 for the three months ended March 31, 1996 to $481,000 for the three months ended March 31, 1997. This increase resulted from small increases in loan fees, service charges and rental income as well as an increase in other non-interest income, primarily fee income from the Company's recently established private banking division at BNC -- North Dakota.

Noninterest Expense. Noninterest expense increased $374,000 or 19% from $2.0 million for the three months ended March 31, 1996 to $2.3 million for the three months ended March 31, 1997. The increase in non-interest expense is a function of the growth experienced by the Company during the past 24 months. Salaries and employee benefits expense increased $308,000 for the first quarter of 1997 as compared to the same quarter in 1996 as average full time equivalent employees increased from 95 for the quarter ended March 31, 1996 to 116 for the quarter ended March 31, 1997. The Company also recorded increases in occupancy, depreciation and amortization expense in the first quarter of 1997 as compared to the same period in 1996. These increases are caused by additional rent expense, the purchase (and related depreciation expense) of furniture and equipment and the amortization of intangibles related to BNC -- Minnesota (chartered in January 1996), BNC Financial Corporation (acquired in May 1996), the acquisitions of the accounting firm of Gregory K. Cleveland & Company (December 1996) and J.D. Meier Insurance Agency (early 1997) and BNC -- North Dakota's purchase of an additional office building in Bismarck (early 1997). These increases in non-interest expense were offset somewhat by smaller decreases in FDIC and OCC assessments, professional and marketing expenses.

Income Tax Expense. Federal and state income taxes increased by $228,000 from $127,000 for the three months ended March 31, 1996 to $355,000 for the three months ended March 31, 1997 due to an increase in pre-tax income of $647,000.

Earnings Per Share. Primary and fully diluted earnings per share were $0.24 for the quarter ended March 31, 1997 as compared with $0.06 for the same period one year ago. Weighted average shares outstanding were 2,338,720 for the quarters ended March 31, 1997 and 1996.

Liquidity. The Company's continued liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and allow it to meet its own cash flow needs. The primary source of liquidity for the Company has been retail deposits generated in the markets served by its banking offices. For the quarter ended March 31, 1997, operating activities provided cash inflows of $940,000. During the same period, investing activities resulted in net cash outflows of $17.3 million and included cash outflows of $7.2 million, $2.8 million and $6.5 million for federal funds sold, investment transactions and increases in loans, respectively. Net cash inflows from financing activities were $18.4 million, $13.5 million from increases in deposits, and $4.9 million from borrowing activities.

For the quarter ended March 31, 1996, operating activities resulted in net cash outflows of $866,000. Investing activities resulted in net cash outflows of $4.6 million, including primarily, net cash inflows from investment transactions of $21.1 million offset by net cash outflows from increases in loans of $28.3 million. Financing activities resulted in net cash outflows of $175,000 for the first quarter of 1996. Cash outflows from deposit decreases of $8.1 million was offset by cash inflows from borrowing activities of $7.9 million.

The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB and other short-term borrowings, loan repayments, loan sales and retained earnings to provide liquidity and to make loans and purchase investment securities. In addition to these sources of liquidity, however, the Company is presently pursuing other fund raising activities for the purpose of funding projected growth in asset-based loans at BNC Financial, its nonbank commercial finance subsidiary.


                          PART II -- OTHER INFORMATION

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


                                    BNCCORP, Inc.




Date: May 6, 1997                   By     /s/ Gregory K. Cleveland
                                       --------------------------------
                                        Gregory K. Cleveland
                                        President
                                        Chief Financial Officer
                                        Only Authorized Signature