Form 10QSB
period 1997-06-30
BNCCORP INC
filed 1997-08-14
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                      -----

                                   FORM 10-QSB

                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 1997


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



      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the Registrant's outstanding common stock on August 1, 1997 was 2,338,720

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                           PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Financial Condition
                   (In thousands, except share and per share data)


                            ASSETS                      June 30,   December 31,
                                                          1997        1996
                                                        ----------  ----------
                                                       (unaudited)
CASH AND DUE FROM BANKS                                $   11,396  $    6,360
FEDERAL FUNDS SOLD                                             --       6,900
SECURITIES AVAILABLE FOR SALE                              67,812      59,491
LOANS, net of allowance for loan losses of
     $2,936 and $1,594                                    227,628     201,403
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net         7,792       6,657
ACCRUED INTEREST RECEIVABLE                                 2,987       2,442
OTHER ASSETS                                                1,421       1,226
INTANGIBLE ASSETS, net                                      4,106       4,079
                                                         ----------  ----------

                                                        $  323,142  $ 288,558
                                                         ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing                                  $   20,205  $  22,218
   Interest-bearing -
      Savings, NOW and money market                         57,114      52,483
      Time deposits $100,000 and over                       41,919      39,725
      Other time deposits                                  127,425     125,344
SHORT-TERM BORROWINGS                                       32,669      11,437
LONG-TERM BORROWINGS                                        17,358      10,615
OTHER LIABILITIES                                            3,854       4,101
                                                         ----------  ----------

      Total liabilities                                    300,544     265,923
                                                         ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; no shares issued
      or outstanding                                          --           --
   Common stock, $.01 par value, 10,000,000
      shares authorized 2,364,100 shares issued,
      2,338,720 shares outstanding                              23          23
   Capital surplus                                          13,768      13,768
   Retained earnings                                         9,010       9,017
   Treasury stock (25,380 shares)                             (216)       (216)
   Unrealized holding gain on securities available for sale,
      net of income tax effects of $7 and $16                   13          43
                                                         ----------  ----------

      Total stockholders' equity                            22,598      22,635
                                                         ----------  ----------

                                                         $ 323,142   $ 288,558
                                                         ==========  ==========
  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        (In thousands, except per share data)

                                          For the Three           For the Six
                                          Months Ended            Months Ended
                                             June 30,                June 30,
                                       ---------------------  -----------------
                                         1997       1996        1997      1996
                                        ---------   --------   -------   ------
                                            (unaudited)           (unaudited)
                                             ---------             --------
INTEREST INCOME:
   Interest on loans                  $  5,371   $  3,756   $  10,345  $ 6,945
   Interest on investment securities-
      U.S. Treasury and agency             208         192        405       398
      State and municipal                   27          18         45        38
      Other                                820       1,046      1,691     2,116
                                       ---------   ---------  ---------  -------
      Total interest income              6,426       5,012     12,486     9,497
                                       ---------   ---------  ---------  -------
INTEREST EXPENSE:
   Deposits                              2,779       2,324      5,524     4,706
   Short-term borrowings                   270         254        432       341
   Long-term borrowings                    288          92        496       160
                                        --------   ---------  ---------  -------
      Total interest expense             3,337       2,670      6,452     5,207
                                        ---------   ---------  ---------  ------

      Net interest income                3,089       2,342      6,034     4,290
PROVISION FOR LOAN LOSSES                2,083         135      2,253       219
                                        ---------   ---------  ---------  ------

NET INTEREST INCOME AFTER PROVISION      1,006       2,207      3,781     4,071
   FOR LOAN LOSSES
                                       ---------   ---------  ---------  -------
NONINTEREST INCOME:
   Fees on loans                           159         309        350       473
   Service charges                         115         101        239       200
   Rental income                            11           9         35        18
   Net gain (loss) on sales of securities   --           8       (11)        13
   Other                                   180          94        333       188
                                       ---------   ---------  ---------  -------
      Total noninterest income             465         521        946       892
                                       ---------   ---------  ---------  -------
NONINTEREST EXPENSE:
   Salaries and employee benefits        1,234       1,061      2,518     2,037
   Depreciation and amortization           298         246        578       465
   Occupancy                               200         181        421       321
   Office supplies, telephone and postage  150         124        275       245
   Professional services                   116         102        197       205
   Marketing and promotion                 110         103        197       215
   FDIC and other assessments               42          72         83       143
   Other                                   199         167        420       391
                                       ---------   ---------  ---------  -------
      Total noninterest expense          2,349       2,056      4,689     4,022
                                       ---------   ---------  ---------  -------
INCOME (LOSS) BEFORE TAXES               (878)         672         38       941
INCOME TAXES                             (310)         233         45       360
                                       ---------   ---------  ---------  -------
NET INCOME (LOSS)                     $  (568)   $    439   $     (7)  $   581
                                       =========   =========  =========  =======
NET INCOME (LOSS) PER SHARE
   (Primary and fully diluted)        $   (0.24)$   0.19   $     0.00 $  0.25
                                       =========   =========  =========  =======
  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                          For the Six Months Ended June 30
                                   (In thousands)


                                                             1997        1996
                                                          ----------  ----------
                                                               (unaudited)
                                                                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                          $      (7)  $     581
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities --
      Provision for loan losses                                2,253         219
      Depreciation and amortization                              316         230
      Amortization of intangible assets                          262         235
      Amortization of discount on subordinated debt                7          --
      Proceeds from loans recovered                               42         144
      Change in accrued interest receivable and other assets (1,028)       (350)
      (Gain) loss on sale of securities                           11        (13)
      Change in other liabilities, net                         (247)     (1,046)
      Originations of loans to be participated              (35,595)    (13,075)
      Proceeds from participations of loans                   35,595      13,075
                                                          ----------  ----------
      Net cash provided by operating activities                1,609           0
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in federal funds sold                         6,900       2,600
      Purchases of investment securities                    (25,812)     (7,472)
      Proceeds from sales of investment securities            13,281      34,478
      Proceeds from maturities of investment securities        4,168       4,437
      Net increase in loans                                 (28,520)    (55,982)
      Additions to premises, leasehold improvements
           and equipment, net                                (1,451)       (886)
      Purchase of land for future development                   ----       (560)
                                                          ----------  ----------
      Net cash used in investing activities                 (31,434)    (23,385)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand, savings, NOW and money
         market accounts                                       2,619     (6,690)
      Net increase in time deposits                            4,275       3,069
      Net increase in short-term borrowings                   21,231      18,640
      Repayments of long-term borrowings                    (21,634)       (354)
      Proceeds from long-term borrowings                      28,370       4,100
      Stock offering costs                                      ----         (8)
                                                          ----------  ----------
      Net cash provided by financing activities               34,861      18,757
                                                          ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           5,036     (4,628)
CASH AND CASH EQUIVALENTS, beginning of period                 6,360      11,259
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS, end of period                  $   11,396  $    6,631
                                                          ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                       $    6,161  $    5,894
                                                          ==========  ==========

      Income taxes paid                                   $      754  $      181
                                                          ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                       For the Six Months Ended June 30, 1997
                          (In thousands, except share data)


                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                                                on Securities
                                         Common Stock        Capital     Retained    Treasury   Available for
                                      Shares      Amount     Surplus     Earnings     Stock          Sale,Net         Total
                                     --------     ------    ---------    --------     ------       --------     ---------

BALANCE, December 31, 1996 ........   2,364,100   $   23    $  13,768    $  9,017     $ (216)      $  43       $   22,635

Net income (loss) (unaudited) .....         --        --          --           (7)         --           --            (7)

Change in unrealized holding gain on
   securities available for sale,
   net of income taxes (unaudited).         --        --          --           --          --          (30)          (30)
                                      ---------   -------   ---------    ---------    ---------    -------       --------

BALANCE, June 30, 1997 (unaudited).   2,364,100   $    23   $  13,768    $   9,010    ($   216)   $   13      $  22,598
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

                                    June 30, 1997


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

The unaudited consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1997.

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

NOTE 2 -- Reclassifications

Certain of the 1996  amounts  have been  reclassified  to conform  with the 1997
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.

NOTE 3 -- Derivative Financial Instruments -- Interest Rate Swaps

Interest rate swaps involve the contractual exchange of fixed and floating rate interest payment obligations based on a notional principal amount. During 1997, the Company, through BNC National Bank ("BNC -- North Dakota"), entered into interest rate swap contracts to manage interest rate risk caused by fluctuations in interest rates. The Company does not conduct trading activities or hold derivative financial instruments for speculative purposes.

At June 30, 1997, two interest rate swaps totaling $10 million hedged fixed rate certificates of deposit at BNC -- North Dakota and a swap for $15 million effectively hedged the Company's fixed rate subordinated notes issued in May 1997 (see Note 4). Under the swap agreements, BNC -- North Dakota is a receiver of fixed-rate interest and a payer of floating-rate interest. Pursuant to the accrual method of accounting, each net payment / receipt due or owed under the contracts is recognized in earnings during the period to which the payment / receipt relates (i.e., interest income or expense under the swaps is recorded as an adjustment to interest income or expense). The terms of the contracts are as follows:


                                                       Variable
  Notional                            Fixed-Rate      Rate Paid       Variable
   Amount      Term      Maturity     Received     (as of 6/30/97)   Rate Index
------------   -------   ----------   ----------    -------------  -------------

$5 million     2 yrs      3/10/99       6.25%         5.81%       3-Month LIBOR
$5 million     2 yrs*     4/28/99*      6.95%         5.85%       3-Month LIBOR
$15 million    7 yrs      6/09/04       6.67%         5.81%       3-Month LIBOR


 *The Counterparty has the option to extend this contract 1 year at the end of the second year.

Interest rate swap contracts result in gains and losses subsequent to the date of the contract, due to interest rate movements. The Company does not recognize changes in market value of these contracts as gains or losses in the period of change because the contracts qualify as hedges of interest rate risk exposures (i.e., the designated hedged items expose the Company to interest rate risk, and the contracts reduce the risk of exposure and are designated as hedges of the applicable items). Gains or losses associated with the termination of interest rate swap contracts for identified positions (hedges) would be deferred and amortized over the original life of the hedge, as an adjustment to the yield of the hedged asset or liability, if the hedged item remained outstanding. If the hedged item were no longer outstanding, gains or losses resulting from the termination of a swap contract would be recognized into income in the period of termination. Unamortized deferred gains or losses would be included in the statement of financial position as prepaid expenses or deferred charges. There were no unamortized gains or losses at June 30, 1997. The Company had no interest rate swap contracts outstanding at December 31, 1996.

Based on current interest rates, if the outstanding contracts were terminated as of June 30, 1997, the Company would receive and record gains of approximately $74,000, $39,000 and $50,000, respectively, for the three contracts listed above. Market value of the swap contracts is defined as the current replacement value of the contract.

NOTE 4 -- Subordinated Notes and Debt Covenants

In May 1997, the Company sold $15 million of 8 5/8 percent subordinated notes pursuant to a public offering (the "Subordinated Notes" or "Notes"). The net proceeds of the offering of $14.3 million were used to repay approximately $9.6 million of indebtedness outstanding under the Company's revolving line of credit with Firstar Bank Milwaukee, N.A. ("Firstar") and BNC Financial Corporation's ("BNC Financial's") revolving line of credit with Bank Windsor, N.A. ("Bank Windsor") and for other general corporate purposes. (The Company and BNC Financial expect to borrow additional funds under these revolving lines of credit as necessary to provide additional working capital for general corporate purposes, including the funding of loans at BNC Financial.) The Subordinated Notes mature on May 31, 2004. The Notes, 60 to 70 percent of which currently qualify as Tier 2 capital under the Federal Reserve Board's risk-based capital guidelines, are considered unsecured general obligations of the Company. They are redeemable, at the option of the Company, at par plus accrued interest to the date of redemption, beginning on May 31, 2000. Interest on the Notes is payable on the first business day of each month beginning on July 1, 1997. Payment of principal of the Notes may be accelerated only in case of certain events relating to bankruptcy, insolvency or reorganization of the Company. A discount of $750,000 is being amortized to interest expense over the term of the Notes using the effective interest method. Related debt offering costs of $150,000 have been deferred and are being amortized over the term of the Notes using the effective interest method.

The Company's loan agreements and the indenture pursuant to which the Subordinated Notes were issued contain covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, incur indebtedness, allow liens or other encumbrances on property owned or acquired, or guarantee obligations of others (other than in the ordinary course of banking business). The Company and its subsidiaries must also maintain certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other measures. At June 30, 1997 the Company and its subsidiaries were in compliance with all debt covenants.

The Company manages interest rate risk associated with its borrowings as part of its overall asset/liability management program. Accordingly, the Company, through BNC-- North Dakota , has entered into an interest rate swap agreement which effectively converts the Company's fixed rate Subordinated Notes into variable-rate borrowings (the "Agreement"). No premium was paid or received in connection with the Agreement. Under the Agreement, the Company receives a fixed rate of interest of 6.6650 percent on the notional amount of $15 million and pays a variable rate based on 3-month LIBOR, 5.8125 percent at June 30, 1997. As indicated in Note 3 above, based upon market interest rates at June 30, 1997, the Company would receive approximately $50,000 if the Agreement were terminated. If the Agreement were terminated at any time before its scheduled termination date of June 9, 2004, the Company would defer any resulting gain or loss and amortize it to income over the remaining original life of the Agreement provided the Company's Subordinated Notes were still outstanding at that time.

NOTE 5 -- Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares pertaining to common stock options and warrants, if dilutive, using the Treasury Stock method.

Primary and fully diluted net income (loss) per share for the three and six month periods ending June 30, 1997 and 1996 are based upon 2,338,720 shares.

NOTE 6 -- Acquisitions and Divestitures

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning additional acquisitions. At the present time, the Company has no binding commitments, agreements or understandings to acquire any additional financial institutions, but additional agreements may be negotiated or entered into in the future.

NOTE 7 -- Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings per Share", issued in February 1997 and effective January 1, 1998, supersedes AICPA Accounting Principals Board Opinion No. 15, "Earnings per Share" and other related accounting pronouncements and interpretations, and specifies new computation, presentation and disclosure requirements for earnings per share. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129"), also issued in February 1997 and effective January 1, 1998, summarizes disclosure requirements pertaining to an entity's capital structure. SFAS 129 is a compilation of several previously issued standards and pronouncements, therefore, adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

Statement   of  Financial   Accounting   Standards   No.  130,   "Reporting
Comprehensive Income" ("SFAS 130"), issued in June 1997 and effective January 1, 1998, requires that changes in the amounts of items which bypass the income statement and are only reported with a balance in shareholders' equity (for example, unrealized holding gains and losses on securities available for sale), be shown in a financial statement. While SFAS 130 does not require a specific format for the financial statement, it does require that an amount representing total comprehensive income be reported and that prior period financial statements be reclassified for comparative purposes. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), issued in June 1997 and effective January 1, 1998, supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", and will change the way public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in any quarterly reports to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 8 -- Subsequent Event

On July 21, 1997, BNC -- North Dakota filed a civil action against a loan officer dismissed during the second quarter of 1997 due to irregularities discovered upon review of the officer's loan portfolio. See Item 2,
"Management's Discussion and Analysis or Plan of Operation -- Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Allowance for Loan Losses." See also Part II, Item 1, "Legal Proceedings."


Item 2.     Management's Discussion and Analysis or Plan of Operation

    Comparison of Financial Condition at June 30, 1997 and December 31, 1996

Assets. Total Assets increased $34.5 million, or 12 percent, from $288.6 million at December 31, 1996 to $323.1 million at June 30, 1997. The increase is largely attributable to an increase in net loans of $26.2 million, or 13 percent, from $201.4 million at December 31, 1996 to $227.6 million at June 30, 1997. The most significant increase in loan volume during the past six months has centered on the Minnesota market with BNC National Bank of Minnesota ("BNC -- Minnesota") showing strong loan origination activity. BNC Financial, the company's non-bank commercial finance company located in St. Cloud, Minnesota, has also increased its loan volume as has BNC -- North Dakota.

Investment in securities available for sale increased $8.3 million between year-end 1996 and June 30, 1997. This increase was partially offset by a decrease in federal funds sold of $6.9 million as funds were placed in investments such as U.S. Treasury notes, government secured mortgages and government sponsored debentures.

Premises, leasehold improvements and equipment increased $1.1 million between December 31, 1996 and June 30, 1997. This increase is attributable to the purchase of the Centennial Plaza office building in Bismarck and the subsequent remodeling and furnishing of the building.

Allowance for Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and six month periods ending June 30, 1997 (amounts are in thousands):


                                             Three Months    Six Months
                                                 Ended          Ended
                                             June 30, 1997 June 30, 1997
                                             -------------  -------------
                                                    (Unaudited)

Balance, beginning of period                 $      1,736   $      1,594
Provision for loan losses                           2,083          2,253
Loans charged off                                    (914)          (953)
Loans recovered                                        31             42
                                             -------------  -------------
Balance, end of period                       $       2,936  $      2,936
                                             =============  =============
Ending loan portfolio                        $     230,564
                                             =============
Allowance for loan losses as a percentage of
      ending portfolio                               1.27%

During the second quarter of 1997, the Company booked a special $1.9 million loan loss provision. This additional provision resulted from questionable loan practices by a recently dismissed loan officer at BNC -- North Dakota and was entirely due to certain irregularities discovered during a routine internal audit of the subsidiary bank's loan portfolio. In addition, more than 80 percent of the $1.9 million provision is attributable to questionable activity with one customer. After conducting an exhaustive review of the loans that were identified during the internal audit, the Company terminated the loan officer and is aggressively pursuing legal and other actions to seek to minimize any loss to the Company. These steps include civil litigation, pursuing a claim with the Company's fidelity bond carrier and cooperating with law enforcement authorities. See Part II, Item 1, "Legal Proceedings." An exhaustive review of other loans in the dismissed officer's portfolio has been performed.

The Company has taken an aggressive posture in dealing with any identified loan irregularities, placing the additional $1.9 million in reserve, charging off approximately $856,000 in principal and over $60,000 in interest and late fees (all related to transactions with one borrower) and placing additional loans on nonaccrual. See -- "Nonperforming Assets." As a result, at June 30, 1997, the allowance for loan losses was 227 percent of nonperforming loans and
1.27 percent of total loans as compared to 170 and .66 percent, respectively, one year earlier.

Net charge-offs as a percentage of average loans for the three and six month periods ended June 30, 1997 were .40 and .43 percent, respectively, as compared to .06 and .07 percent, respectively, for the same periods last year. The possibility of imdemnification of losses associated with the lending activities of the dismissed loan officer exists, however, because there is no guarantee of such recovery and litigation has commenced, an extended period of time could be required before the matter is resolved. See Part II, Item 1, "Legal Proceedings." Further discussion regarding the impact of these developments on operating results is included below under "Comparison of Operating Results for the Three Months Ended June 30, 1997 and 1996" and "Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996."

The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the allowance in excess of the amount of loan losses takes into consideration a number of factors, including, among other things, loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, results of regular examinations by state and federal supervisory authorities and economic conditions. Because certain of these factors are uncontrollable, management's judgment of the adequacy of the allowance is necessarily approximate and imprecise. There can be no assurance that the allowance for loan losses will not be increased in any future period; this could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses. See "Comparison of Operating Results for the Three Months Ended June 30, 1997 and 1996 -- Provision for Loan Losses" and "Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996 -- Provision for Loan Losses."

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                              June 30, 1997   December 31, 1996
                                               ---------------  ---------------

                                                 (Unaudited)      (Unaudited)
Nonperforming loans:
      Loans 90 days or more delinquent and still
            accruing interest                     $      90        $     129
      Nonaccrual loans                                1,080               22
      Restructured loans                                126              136
                                                  ---------        ---------
Total nonperforming loans                             1,296              287
Other real estate owned                                 159              159
                                                  ---------        ---------
Total nonperforming assets                        $   1,455        $     446
                                                  =========        =========
Allowance for loan losses                            $2,936           $1,594
Ratio of total nonperforming assets to total
     assets                                            0.45%            0.15%
Ratio of total nonperforming loans to total loans      0.56%            0.14%
Ratio of allowance for loan losses to total
      nonperforming loans                               227%             555%

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

The increase in nonperforming loans, specifically nonaccrual loans, at June
30, 1997 is mainly attributable to the activities of the terminated loan officer discussed earlier. See " -- Allowance for Loan Losses."

Liabilities. Total liabilities increased $34.6 million, or 13 percent, from $265.9 million at December 31, 1996 to $300.5 million at June 30, 1997. The increase was attributable to increases in both deposits and borrowings. Total deposits increased $6.9 million, or 3 percent, from $239.8 million at December 31, 1996 to $246.7 million at June 30, 1997. A decrease in noninterest-bearing deposits of $2.0 million was offset by increases of $4.6 million in savings, NOW and money market accounts and $4.3 million in time deposits.

Short-term borrowings, all at subsidiary banks, increased $21.3 million from $11.4 million at December 31, 1996 to $32.7 million at June 30, 1997, including increases of $1.9 million in federal funds purchased and U.S. Treasury tax and loan note option accounts ("TT&L accounts") and $28.4 million in repurchase agreements offset by a $9.0 million paydown of Federal Home
Loan Bank ("FHLB") borrowings which matured in April 1997 and were priced at one-month LIBOR minus .3 percent. The repurchase agreements held as of June 30, 1997 bore interest at rates between 5.60 and 5.67 percent and matured in the first half of July 1997. As of July 18, 1997, the Company's subsidiary banks held a total of $28.6 million of short-term borrowings, including $2.0 million of federal funds purchased and TT&L accounts, $5.6 million of repurchase agreements maturing late in July 1997 and $21.0 million of FHLB borrowings. The FHLB borrowings (other than $1.0 million at 6.60 percent) bear rates currently ranging from 5.51 to 5.60 percent and mature at various times from August 1997 through July 2000 with the longer term borrowings callable quarterly. Rates on these borrowings are comparable to or lower than the cost of time deposits for the three and six month periods ending June 30, 1997. See "Comparison of Operating Results for the Three Months Ended June 30, 1997 and 1996 -- Net Interest Income" and "Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996 -- Net Interest Income." The increased borrowings were used mainly to fund loan growth. See "Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996 -- Liquidity."

The Company's long-term borrowings increased $6.7 million from $10.6 million at December 31, 1996 to $17.3 million at June 30, 1997. During May 1997, the Company issued its $15 million, 8 5/8 percent Subordinated Notes. See Note 4 to the Consolidated Financial Statements. A portion of the $14.3 million in net proceeds from the offering was used to repay approximately $9.6 million of indebtedness outstanding under the Company's revolving line of credit with Firstar and BNC Financial's revolving line of credit with Bank Windsor. These lines of credit (totaling $13.0 million) remain available for the Company's use for general corporate purposes. Outstanding long-term debt at June 30, 1997 included the Subordinated Notes, a $3.0 million term loan with Firstar and a $101,000 capitalized lease at BNC - North Dakota.

Stockholders' Equity. The Company's equity capital decreased $37,000 between December 31, 1996 and June 30, 1997. This decrease was caused by the $7,000 loss recorded for the six months ended June 30, 1997 combined with a $30,000 decrease in the net unrealized holding gain on securities available for sale. See "Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996 -- General."

Capital Adequacy and Expenditures. BNCCORP's management continues to actively monitor compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Despite the special loan loss provision of $1.9 million taken during the second quarter of 1997, the Company and each of its subsidiaries remain well capitalized for regulatory capital purposes.

Construction on a branch office in north Bismarck is the only currently planned major capital expenditure remaining for 1997. Architect's estimates on the cost of this facility approximate $600,000.

                       Comparison of Operating Results for the
                      Three Months Ended June 30, 1997 and 1996

     General. Net income decreased $1.0 million, from $439,000 for the three months ended June 30, 1996 to a loss of $568,000 for the three months ended June 30, 1997. The decrease/loss was caused by the $1.9 million special loan loss provision booked during the second quarter of 1997. See

"Comparison  of Financial  Condition at June 30, 1997 and December 31, 1996
-- Allowance for Loan Losses." The Company's primary and fully diluted loss per share was $0.24 for the quarter ended June 30, 1997 as compared to earnings per share of $0.19 for the same period one year ago. The returns on average assets and average equity for the three months ended June 30, 1997 were -0.75 and -9.87 percent, respectively, as compared to 0.71 and 8.41 percent, respectively, for the same period last year. The Company's earnings for the quarter ended June 30, 1997, without the increase in loan loss provision, would have been a record $663,000, or $0.28 per share, with returns on average assets and average equity of 0.87 and 11.40 percent, respectively.

BNC -- North Dakota  reported a net loss of $516,000 for the quarter  ended
June 30, 1997, as compared to 1996 second quarter earnings of $588,000. The decrease in earnings for this subsidiary bank was caused by the special loan loss provision of $1.9 million booked during June 1997. See "Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Allowance for Loan Losses" and " -- Provision for Loan Losses." For the three months ended June 30, 1997, BNC -- North Dakota recorded total interest income and net interest income of $5.2 and $2.5 million, respectively, as compared to $4.7 and $2.2 million, respectively, for the same period in 1996.

BNC -- Minnesota  reported net income of $75,000 for the quarter ended June
30, 1997 as compared to a net loss of $95,000 for the same period last year. For the same periods, total interest income and net interest income were $1.1 million and $555,000, respectively, for 1997 as compared to $447,000 and $230,000, respectively, for 1996. BNC -- Minnesota was chartered in January 1996.

BNC Financial reported net income of $39,000 for the quarter ended June 30, 1997 as compared to $5,000 for the same period last year. The non-bank subsidiary recorded total interest income and net interest income of $277,000 and $138,000, respectively for the second quarter of 1997 as compared to $20,000 and $14,000, respectively, for the same period last year. BNC Financial was established in May 1996 and has been profitable since its inception.

Net Interest Income. Net interest income increased $747,000, or 32 percent, to $3.1 million for the three months ended June 30, 1997 from $2.3 million for the same period in 1996. For the same periods, total interest income increased $1.4 million, or 28 percent, to $6.4 million as compared to $5.0 million. The increase in interest income was caused by loan growth with increased loan origination activity in both the Minnesota and North Dakota markets over the past 12 months. During the first six months of 1997, loan growth has been primarily in the Minnesota market. Average loans increased $60.3 million, or 38 percent, while average earning assets increased $53.2 million, or 23 percent, resulting in a shift in the earning asset portfolio from lower yielding investments to higher yielding loans. Average loans comprised 77 percent of the average earning asset portfolio for the three months ended June 30, 1997 as compared to 69 percent for the same period in 1996. The yield on earning assets also increased 34 basis points partly because of the change in composition of the earning asset portfolio and partly because of improved loan yields. Loan yields improved 34 basis points due primarily to the 25 basis point increase in prime rates in April 1997.

Total interest expense increased $667,000, or 25 percent, from $2.7 million for the quarter ended June 30, 1996 to $3.3 million for the same period in 1997. The increase was caused by an increase in the volume of average interest-bearing liabilities coupled with an overall increase in the cost of those liabilities. Average interest-bearing liabilities increased $46.7 million, $36.8 million attributable to average interest-bearing deposits and $9.9 million attributable to average borrowings. Funds from the increased deposits and borrowings, along with funds derived from decreases in investment securities, were used to fund loan growth. See "Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996 -- Liquidity." The cost of total deposits and interest-bearing deposits decreased slightly due primarily to lower repricing rates on time certificates of deposit. The decrease, however, was offset by increased costs on short- and long-term borrowings due to higher prevailing current interest rates on those borrowings and the inclusion of the Subordinated Notes issued in May 1997. See
Note 4 to the Consolidated Financial Statements.

Net interest margin for the second quarter of 1997 was 4.36 percent as compared to 4.07 percent for the same period one year ago. As indicated above and in the table below, the increase is mainly attributable to improved yield on earning assets which was offset somewhat by the increase in cost of interest-bearing liabilities.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended June 30, 1997 and 1996 (amounts are in thousands):


                                       Three Months ended June 30,
                                       1997                       1996
                                       Interest Average         Interest Average
                               Average earned   yield   Average earned    yield
                               balance or paid  or cost balance or paid  or cost
                               ------  -------  ------- ------- -------  -------

    Interest-earning assets
Investments                    $65,990 $1,055   6.41%   $72,502  $1,256   6.97%
Loans                          220,273  5,371   9.78%   159,963   3,756   9.44%
     Allowance for loan losses (1,825)                  (1,185)
                               ------   -----           ------    -----
     Total interest-earning
         assets                284,438  6,426   9.06%   231,280   5,012   8.72%
 Interest-bearing liabilities
Savings, NOW & money market
     accounts                   56,954    415   2.92%    44,438     273   2.47%
Certificates of deposits       169,620  2,364   5.59%   145,346   2,051   5.68%
Short-term borrowings           18,678    270   5.80%    18,204     254   5.61%
Long-term borrowings            14,145    288   8.17%     4,753      92   7.79%
                               ------    -----           ------   -----
     Total interest-bearing
          liabilities         $259,397 $3,337    5.16%  $212,741 $2,670   5.05%
                               ======                    ======
     Net interest income / spread       3,089    3.90%           $2,342   3.67%
                                         =====  =====             ====    ======
     Net interest margin                         4.36%                    4.07%
                                                =====                    ======


Provision for Loan Losses. The provision for loan losses was $2.1 million for the quarter ended June 30, 1997 as compared to $135,000 for the same period one year ago. As previously discussed, the increase in the Company's provision for loan losses for the second quarter of 1997 resulted from questionable loan practices by a recently dismissed loan officer. See "Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Allowance for Loan Losses."

Noninterest Income. Noninterest income decreased $56,000 for the second quarter of 1997 as compared to the same period last year. The decrease for the quarter is due to a $150,000 decrease in loan fees offset by increases in service charges and other noninterest income, primarily fee income from BNC -- North Dakota's new trust and private banking division.

Noninterest Expense. Noninterest expense increased $293,000 for the quarter ended June 30, 1997 as compared to the same period in 1996. The increase is primarily growth-related. Salary and employee benefits expenses increased $173,000 for the three months ended June 30, 1997 as compared to the same period last year as the company's full time equivalent employees increased from 104 at June 30, 1996 to 124 at June 30, 1997. Smaller increases were also recorded in occupancy, depreciation and amortization, and office supplies, telephone and postage expenses due to the operation of BNC -- North Dakota's new trust and private banking division and the Company's new office facility in Bismarck as well as the amortization of intangible assets related to recent acquisitions and debt offering costs related to the Company's $15 million subordinated debt offering completed in May 1997.

Income tax expense. Income tax expense decreased significantly due to the pre-tax loss recorded for the quarter ended June 30, 1997 as compared to the pre-tax income recorded for the same period in 1996.

Net income (loss) per share. Primary and fully diluted loss per share was $0.24 for the quarter ended June 30, 1997 as compared to earnings per share of $0.19 for the same quarter in 1996. Weighted average shares outstanding were 2,338,720 for both periods.

                       Comparison of Operating Results for the
                       Six Months Ended June 30, 1997 and 1996

General. Net income decreased $588,000, or 101 percent, from $581,000 for the six months ended June 30, 1996 to a loss of $7,000 for the six months ended June 30, 1997. The decrease/loss was caused by the $1.9 million special loan loss provision booked during the second quarter of 1997. See "Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Allowance for Loan Losses." The Company's primary and fully diluted loss per share was $0.00 for the six months ended June 30, 1997 as compared to earnings per share of $0.25 for the same period one year ago. The returns on average assets and average equity for the six months ended June 30, 1997 were -0.01 and -0.06 percent, respectively, as compared to 0.48 and 5.55 percent, respectively, for the same period last year. The Company's earnings for the six months ended June 30, 1997, without the increase in loan loss provision, would have been $1.2 million, or $0.52 per share, with returns on average assets and average equity of 0.82 and
10.64 percent, respectively.

BNC -- North Dakota reported net income of $68,000 for the six month period ended June 30, 1997, a 93 percent decrease from earnings of $1.0 million for the same period last year. The decrease in earnings for this subsidiary bank was caused by the special loan loss provision of $1.9 million booked during June 1997. See "Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Allowance for Loan Losses" and " -- Provision for Loan Losses." For the six months ended June 30, 1997, BNC -- North Dakota recorded total interest income and net interest income of $10.3 and $5.0 million, respectively, as compared to $9.1 and $4.1 million, respectively, for the same period in 1996.

BNC -- Minnesota reported net income of $117,000 for the six month period ended June 30, 1997 as compared to a net loss of $224,000 for the same period last year. For the same periods, total interest income and net interest income were $2.0 million and $1.0 million, respectively, for 1997 as compared to $549,000 and $321,000, respectively, for 1996.

BNC Financial reported net income of $83,000 for the six month period ended June 30, 1997 as compared to $5,000 for the same period last year. The non-bank subsidiary recorded total interest income and net interest income of $480,000 and $244,000, respectively for the first six months of 1997 as compared to $20,000 and $14,000, respectively, for the same period last year.

Net Interest Income. Net interest income increased $1.7 million, or 41 percent, to $6.0 million for the six months ended June 30, 1997 from $4.3 million for the same period in 1996. For the same periods, total interest income increased $3.0 million, or 31 percent, to $12.5 million as compared to $9.5 million. The increase in interest income was caused by loan growth with increased loan origination activity in both the Minnesota and North Dakota markets over the past 12 months. During the first six months of 1997, loan growth has been primarily in the Minnesota market. Average loans increased $64.5 million, or 44 percent, while average earning assets increased $53.8 million, or 24 percent, resulting in a shift in the earning asset portfolio from lower yielding investments to higher yielding loans. Average loans comprised 76 percent of the average earning asset portfolio for the six months ended June 30, 1997 as compared to 66 percent for the same period in 1996. The yield on earning assets also increased 56 basis points partly because of the change in composition of the earning asset portfolio and partly because of improved loan yields. Loan yields improved 38 basis points largely due to the 25 basis point increase in prime rates in April 1997.

Total interest expense increased $1.3 million, or 24 percent, from $5.2 million for the six months ended June 30, 1996 to $6.5 million for the same period in 1997. The increase was caused by an increase in the volume of average interest-bearing liabilities coupled with an overall increase in the cost of those liabilities. Average interest-bearing liabilities increased $47.4 million, $36.0 million attributable to average interest-bearing deposits and $11.4 million attributable to average borrowings. Funds from the increased deposits and borrowings, along with funds derived from decreases in investment securities, were used to fund loan growth. See " -- Liquidity." The cost of total deposits and interest-bearing deposits decreased due primarily to lower repricing rates on time certificates of deposit. The decrease, however, was more than offset by increased costs on short-term borrowings due to higher prevailing interest rates on those borrowings.

Net interest margin for the first six months of 1997 was 4.37 percent as compared to 3.84 percent for the same period one year ago. As indicated above and in the table below, the increase is mainly attributable to improved yield on earning assets which was offset somewhat by the increase in cost of interest-bearing liabilities.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the six months ended June 30, 1997 and 1996 (amounts are in thousands):


                                        Six Months ended June 30,
                                       1997                       1996
                                       Interest Average         Interest Average
                               Average earned   yield   Average earned   yield
                               balance or paid  or cost balance or paid  or cost
                               ------- -------  ------- ------  -------  -------
    Interest-earning assets
Investments                    $67,825 $2,141   6.37%   $77,879  $2,552   6.59%
Loans                          212,602 10,345   9.81%   148,140   6,945   9.43%
     Allowance for loan losses (1,750)                   (1,133)
                               ------- ------           -------- -------
     Total interest-earning
         assets                278,677 12,486   9.04%   224,886   9,497   8.48%
 Interest-bearing liabilities
Savings, NOW & money market
     accounts                   55,744    802   2.90%    44,678     552   2.48%
Certificates of deposits       169,853  4,722   5.61%   144,943   4,154   5.76%
Short-term borrowings           15,012    432   5.80%    12,253     341   5.60%
Long-term borrowings            12,665    496   7.90%     4,013     160   8.02%
                               -------  ------          --------  ------
     Total interest-bearing
          liabilities         $253,274 $6,452   5.14%  $205,887  $5,207   5.09%
                              ========                 ========
     Net interest income / spread       6,034   3.90%            $4,290   3.39%
                                        =====  ======            ======  ======
     Net interest margin                      4.37%                  3.84%
                                              =====                 ======

Provision  for Loan Losses.  The provision for loan losses was $2.3 million for the six months ended June 30, 1997 as compared to $219,000 for the same period one year ago. As previously discussed, the increase in the Company's provision for loan losses for the first six months of 1997 resulted from questionable loan practices by a recently dismissed loan officer. See "Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Allowance for Loan Losses."

Noninterest Income. Noninterest income increased $54,000 for the first six months of 1997 as compared to the same period last year. The increase is due to a $123,000 decrease in loan fees offset by a $145,000 increase in other noninterest income and smaller additional increases in service charges and rental income.

Noninterest Expense. Noninterest expense increased $667,000 for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is primarily growth-related. Salary and employee benefits expenses increased $481,000 for the six months ended June 30, 1997 as compared to the same period last year as the company's full time equivalent employees increased from 104 at June 30, 1996 to 124 at June 30, 1997. Smaller increases were also recorded in occupancy, depreciation and amortization, and office supplies, telephone and postage expenses due to the operation of BNC -- North Dakota's new trust and private banking division and the Company's new office facility in Bismarck as well as the amortization of intangible assets related to recent acquisitions and debt offering costs related to the Company's $15 million subordinated debt offering completed in May 1997.

Income tax expense. Income tax expense was $45,000 for the first six months of 1997 as compared to $360,000 for the same period last year. The change is attributable to the significant reduction in pretax income resulting from the $1.9 million special loan loss provision booked during the second quarter of 1997. While the Company's consolidated pretax income was $38,000 for the first six months of 1997, its tax provision recorded was $45,000 resulting in the $7,000 loss for the period. The unusual tax provision is mainly attributable to the fact that the Company's entities operating in Minnesota have recorded pretax income for the six months ending June 30, 1997 and owe state income taxes on that income.

Net income (loss) per share. Primary and fully diluted loss per share was less than one-third of one cent (i.e. $0.00) for the six months ended June 30, 1997 as compared to earnings per share of $0.25 for the same period in 1996. Weighted average shares outstanding were 2,338,720 for both periods.

Liquidity. The Company's continued liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and allow it to meet its own cash flow needs. For the six month period ended June 30, 1997, cash and cash equivalents increased $5.0 million as compared to a decrease of $4.6 million for the same period in 1996.

Operating activities during the first six months of 1997 provided net cash inflows of $1.6 million as compared to a breakeven cash flow position from operating activities for the first six months of 1996.

Investing  activities during the six months ended June 30, 1997 resulted in net cash outflows of $31.4 million as compared to net cash outflows of $23.4 million for the same period in 1996. During 1997, cash outflows of $28.5, $8.4 and $1.4 million, respectively, were attributable to net increases in loans, transactions in investment securities and net transactions involving premises, leasehold improvements and equipment. These cash outflows were offset by $6.9 million of cash inflows resulting from the net change in federal funds sold. This was in comparison to cash outflows of $56.0 million attributable to net increases in loans offset by cash inflows of $31.4 million attributable to transactions in investment securities and $1.2 million attributable to the net change in federal funds sold and premises, leasehold improvements and equipment during the first six months of 1996.

Financing activities during the first six months of 1997 provided cash inflows of $34.8 million as compared to cash inflows of $18.7 million for the same period in 1996. The 1997 cash inflows were caused by increases in deposits of $6.9 million, increased short-term borrowings of $21.2 million and a net increase in long-term borrowings of $6.7 million. The 1996 cash inflows resulted from a net decrease in deposits of $3.6 million offset by increases in short-term borrowings of $18.6 million and net increases in long-term borrowings of $3.7 million.

The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB and other short-term borrowings, loan repayments, loan sales and retained earnings to provide liquidity and to make loans and purchase investment securities. In addition to these sources of liquidity, the Company now has available excess funds from the issuance of the Subordinated Notes in May 1997 and the outstanding revolving lines of credit which were paid down with proceeds from the May 1997 offering. See Note 4 to the Consolidated Financial Statements and "Comparison of Financial Condition at June 30, 1997 and December 31, 1996 -- Liabilities."

                           Forward Looking Statements

Statements  included in Item 2,  "Management's  Discussion  and Analysis or
Plan of Operation," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; and other risks which are difficult to predict and many of which are beyond the control of the Company.

                              PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

BNC National Bank v. Debra J. Gronlie and Paul Andahl, Civ. No. 97-C-2020 (South Central Jud. Dist. Burleigh Co. ND). On July 21, 1997, the Company filed suit against the terminated loan officer and her husband alleging misrepresentations, reliance on misrepresentations and breaches of fiduciary responsibilities and conflicts of interest and seeking no less than $1.9 million in monetary damages and other equitable relief. The Company also reserved the right to amend the pleadings to seek punitive damages.

The Company filed suit as a result of the irregularities discovered during an exhaustive review of the loan portfolio of the former loan officer with BNC -- North Dakota, who was dismissed during the second quarter of 1997 and the special $1.9 million loan loss provision charged to operations during the quarter ended June 30, 1997, all of which related to her lending activities.

The Company is currently not a party to any other material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to the Company's business may be brought against or by the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 18, 1997 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, John A. Malmberg, Thomas J. Resch and Brad J. Scott were elected to serve until the 2000 annual meeting of stockholders. In addition to the directors elected at the Annual

Meeting,  the terms of the following  directors  continued after the Annual
Meeting: Tracy J. Scott, Gregory K. Cleveland, John A. Hipp, Richard M. Johnsen, Jr., Jerry R. Woodcox and John M. Shaffer.

The number of votes cast for or withheld from each nominee was as follows:


       Name                 For           Withheld
-------------------     ------------     -----------
John A. Malmberg           1,812,200           8,926
Thomas J. Resch            1,812,826           8,300
Brad J. Scott              1,812,826           8,300


With respect to the election of directors, there were no abstentions and non-votes totaled 517,594.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 1997. Holders of 1,814,577 shares voted for, holders of 1,400 shares voted against and holders of 5,149 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 517,594.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits
                   10.11      Second Amendment to Term Loan Agreement and Term
                                  Note dated July 16, 1997 by and between
                                  Firstar Bank Milwaukee, N.A. and BNCCORP, Inc.
                   10.12      Second Amendment to Revolving Credit Agreement
                                  and Revolving Credit Note dated July 16, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc.
                   27.          Financial Data Schedule


            (b)    Reports on Form 8-K
                   None.

                                      Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: August 13, 1997                   By     /s/ Gregory K. Cleveland
                                       ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Financial Officer
                                         Only Authorized Signature