Form 10QSB
period 1997-09-30
BNCCORP INC
filed 1997-11-14
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                      -----

                                   FORM 10-QSB

                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 1997


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



      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the Registrant's outstanding common stock on October 1, 1997 was 2,338,720

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Financial Condition
                   (In thousands, except share and per share data)


                            ASSETS                     September 30 December 31,
                                                           1997        1996
                                                        ----------  ----------
                                                        (unaudited)
CASH AND DUE FROM BANKS                                  $    6,623  $    5,495
INTEREST - BEARING DEPOSITS IN BANKS                          1,739         865
FEDERAL FUNDS SOLD                                              600       6,900
SECURITIES AVAILABLE FOR SALE                                63,376      59,491
LOANS, net of allowance for loan losses of $2,904 and
     $1,594                                                 236,277     201,403
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net           7,999       6,657
ACCRUED INTEREST RECEIVABLE                                   3,017       2,442
OTHER ASSETS                                                  1,513       1,226
INTANGIBLE ASSETS, net                                        4,392       4,079
                                                         ----------  ----------

                                                         $  325,536  $  288,558
                                                         ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing                                    $   22,873  $  22,218
   Interest-bearing -
      Savings, NOW and money market                          60,260      52,483
      Time deposits $100,000 and over                        40,542      39,725
      Other time deposits                                   125,633     125,344
SHORT-TERM BORROWINGS                                        27,304      11,437
LONG-TERM BORROWINGS                                         21,178      10,615
OTHER LIABILITIES                                             4,152       4,101
                                                         ----------  ----------

      Total liabilities                                     301,942     265,923
                                                         ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding            --           --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,364,100 shares issued,
      2,338,720 shares outstanding                               23          23
   Capital surplus                                           13,768      13,768
   Retained earnings                                          9,782       9,017
   Treasury stock (25,380 shares)                              (216)       (216)
   Unrealized holding gain on securities available for
      sale, net of income tax effects of $93 and $16            237          43
                                                         ----------  ----------

      Total stockholders' equity                             23,594      22,635
                                                         ----------  ----------

                                                         $  325,536  $ 288,558
                                                         ==========  ==========
The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        (In thousands, except per share data)

                                     For the Three Months EnFor the Nine Months
                                         September 30,      Ended September 30,
                                     ---------------------  --------------------
                                            1997      1996       1997     1996
                                       ---------  ---------   --------  --------
                                           (unaudited)           (unaudited)
                                            ---------             ---------
INTEREST INCOME:
   Interest on loans                     $   5,797  $  4,559  $  16,142 $ 11,504
   Interest on investment securities-
      U.S. Treasury and agency                210        181       615       579
      State and municipal                      27         17        72        55
      Other                                   859        790     2,550     2,906
                                        ---------  --------- --------- ---------
      Total interest income                 6,893      5,547    19,379    15,044
                                        ---------  --------- --------- ---------
INTEREST EXPENSE:
   Deposits                                 2,865      2,391     8,389     7,097
   Short-term borrowings                      379        307       811       648
   Long-term borrowings                       388        187       884       347
                                        ---------  --------- --------- ---------
      Total interest expense                3,632      2,885    10,084     8,092
                                        ---------  --------- --------- ---------

      Net interest income                   3,261      2,662     9,295     6,952
PROVISION FOR LOAN LOSSES                     204        385     2,457       604
                                        ---------  --------- --------- ---------

NET INTEREST INCOME AFTER PROVISION         3,057      2,277     6,838     6,348
   FOR LOAN LOSSES
                                        ---------  --------- --------- ---------
NONINTEREST INCOME:
   Fees on loans                              365        713       715     1,186
   Service charges                            113        114       352       314
   Rental income                               10          8        45        26
   Net gain (loss) on sales of securities       8          4       (3)        17
   Other                                      159         90       492       278
                                        ---------  --------- --------- ---------
      Total noninterest income                655        929     1,601     1,821
                                        ---------  --------- --------- ---------
NONINTEREST EXPENSE:
   Salaries and employee benefits           1,275      1,243     3,793     3,280
   Depreciation and amortization              314        258       892       723
   Occupancy                                  222        181       643       502
   Professional services                      162         70       359       275
   Office supplies, telephone and postage     138        133       413       378
   Marketing and promotion                     56         47       253       262
   FDIC and other assessments                  44         75       127       218
   Other                                      230        188       650       579
                                        ---------  --------- --------- ---------
      Total noninterest expense             2,441      2,195     7,130     6,217
                                        ---------  --------- --------- ---------
INCOME BEFORE TAXES                         1,271      1,011     1,309     1,952
INCOME TAXES                                  499        401       544       761
                                        ---------  --------- --------- ---------
NET INCOME                               $    772  $     610  $    765 $   1,191
                                        =========  ========= ========= =========
EARNINGS PER COMMON AND COMMON
      EQUIVALENT SHARE
   (Primary and fully diluted)            $  0.33     $   0.26 $    0.33 $  0.51
                                        =========  ========== ========= ========

The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                       For the Nine Months Ended September 30
                                   (In thousands)


                                                             1997        1996
                                                          ----------  ----------
                                                               (unaudited)
                                                               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $      765  $   1,191
Adjustments to reconcile net income to net cash provided by
   operating activities --
      Provision for loan losses                                2,457         604
      Depreciation and amortization, fixed assets                493         362
      Amortization of intangible assets                          399         361
      Amortization of discount on subordinated debt               26          --
      Proceeds from loans recovered                               93         149
      Change in accrued interest receivable and other assets (1,574)       (735)
      (Gain) loss on sale of securities                            3        (17)
      Change in other liabilities, net                            52       (577)
      Originations of loans to be participated              (46,483)    (27,962)
      Proceeds from participations of loans                   46,483      27,962
                                                          ----------  ----------
      Net cash provided by operating activities                2,714       1,338
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in federal funds sold                         6,300       2,950
      Purchases of investment securities                    (30,950)    (13,007)
      Proceeds from sales of investment securities            18,190      40,758
      Proceeds from maturities of investment securities        9,066       7,149
      Net increase in loans                                 (37,425)    (76,929)
      Additions to premises, leasehold improvements
           and equipment, net                                (1,835)     (1,277)
      Purchase of land for future development                     --       (560)
                                                          ----------  ----------
      Net cash used in investing activities                 (36,654)    (40,916)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand, savings, NOW and money
         market accounts                                       8,432       1,717
      Net increase in time deposits                            1,106       5,858
      Net increase in short-term borrowings                   15,867      21,110
      Repayments of long-term borrowings                    (22,283)       (354)
      Proceeds from long-term borrowings                      32,820       8,249
      Stock offering costs                                        --         (8)
                                                          ----------  ----------
      Net cash provided by financing activities               35,942      36,572
                                                          ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,002     (3,006)
CASH AND CASH EQUIVALENTS, beginning of period                 6,360      11,259
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS, end of period                  $    8,362  $    8,253
                                                          ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                       $    9,896  $    8,678
                                                          ==========  ==========

      Income taxes paid                                   $      815  $      652
                                                          ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                    For the Nine Months Ended September 30, 1997
                          (In thousands, except share data)


                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                                                                                    on Securities
                                         Common Stock        Capital     Retained      Treasury     Availablefor
                                      Shares      Amount     Surplus     Earnings      Stock        Sale, Net    Total
                                      --------    -------    -------     --------      ------       --------     ---------

BALANCE, December 31, 1996           2,364,100       $23     $13,768      $9,017        $(216)           $43       $22,635

Net income (unaudited)                      --        --          --         765           --             --           765

Change in unrealized holding gain
   on securities available for sale,
   net of income taxes (unaudited)          --        --           --         --           --            194           194
                                      --------    -------     -------   --------        ------       --------     --------

BALANCE, September 30, 1997
   (unaudited)                       2,364,100        $23     $13,768     $9,782         ($216)          $237      $23,594
                                      ========    =======     =======   ========         ======      ========     ========









The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                 September 30, 1997


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

The unaudited consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1997.

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

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The FASB subsequently amended SFAS 125 in December 1996. As amended, SFAS 125 applies to securities lending, repurchase agreements, dollar rolls, and other similar secured financing transactions occurring after December 31, 1997 and to all other transfers and servicing of financial assets occurring after December 31, 1996. The adoption of SFAS 125 did not and is not expected to have a material effect on the Company's financial position or results of operations.

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

At September 30, 1997, two interest rate swaps totaling $10 million hedged fixed rate certificates of deposit at BNC -- North Dakota and a swap for $15 million effectively hedged the Company's fixed rate subordinated notes issued in May 1997 (see Note 4). Under the swap agreements, BNC -- North Dakota is a receiver of fixed-rate interest and a payer of floating-rate interest. Pursuant to the accrual method of accounting, each net payment / receipt due or owed under the contracts is recognized in earnings during the period to which the payment / receipt relates (i.e., interest income or expense under the swaps is recorded as an adjustment to interest income or expense). The terms of the contracts are as follows:


                                                     Variable
  Notional                             Fixed-Rate    Rate Paid         Variable
   Amount        Term      Maturity     Received   (as of 9/30/97)    Rate Index
------------    -------   ----------   ----------  -------------   -------------

$5 million      2 yrs     3/10/99      6.25%       5.72%           3-Month LIBOR
$5 million      2 yrs*    4/28/99*     6.95%       5.72%           3-Month LIBOR
$15 million     7 yrs     6/09/04      6.67%       5.72%           3-Month LIBOR


 *The Counterparty has the option to extend this contract 1 year at the end of the second year.

Interest rate swap contracts result in gains and losses subsequent to the date of the contract, due to interest rate movements. The Company does not recognize changes in market value of these contracts as gains or losses in the period of change because the contracts qualify as hedges of interest rate risk exposures (i.e., the designated hedged items expose the Company to interest rate risk, and the contracts reduce the risk of exposure and are designated as hedges of the applicable items). Gains or losses associated with the termination of interest rate swap contracts for identified positions (hedges) would be deferred and amortized over the original life of the hedge, as an adjustment to the yield of the hedged asset or liability, if the hedged item remained outstanding. If the hedged item were no longer outstanding, gains or losses resulting from the termination of a swap contract would be recognized into income in the period of termination. Unamortized deferred gains or losses would be included in the statement of financial position as deferred income or deferred charges. There were no unamortized gains or losses at September 30, 1997. The Company had no interest rate swap contracts outstanding at December 31, 1996.

Based on current interest rates, if the outstanding contracts were terminated as of September 30, 1997, the Company would receive and record gains of approximately $14,000, $147,000 and $312,000, respectively, for the three contracts listed above (see Note 8). Market value of the swap contracts is defined as the current replacement value of the contract.

NOTE 4 -- Subordinated Notes and Debt Covenants

     In May 1997, the Company sold $15 million of 8 5/8 percent subordinated notes pursuant to a public offering (the "Subordinated Notes" or "Notes"). The net proceeds of the offering of $14.3 million were used to repay approximately $9.6 million of indebtedness outstanding under the Company's revolving line of credit with Firstar Bank Milwaukee, N.A. ("Firstar") and BNC Financial Corporation's ("BNC Financial's") revolving line of credit with Bank Windsor, N.A. ("Bank Windsor") and for other general corporate purposes. (The Company and BNC Financial have since borrowed additional funds under these revolving lines of credit which remain available as a source of additional working capital for general corporate purposes, including the funding of loans at BNC Financial.) The Subordinated Notes mature on May 31, 2004. The Notes, 60 to 70 percent of which currently qualify as Tier 2 capital under the Federal Reserve Board's risk-based capital guidelines, are considered unsecured general obligations of the Company. They are redeemable, at the option of the Company, at par plus accrued interest to the date of redemption, beginning on May 31, 2000. Interest on the Notes is payable on the first business day of each month beginning on July 1, 1997. Payment of principal of the Notes may be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of the Company. A discount of $750,000 is being amortized to interest expense over the term of the Notes using the effective interest method. Related debt offering costs of $160,000 have been deferred and are being amortized over the term of the Notes using the effective interest method.

The Company's loan agreements and the indenture pursuant to which the Subordinated Notes were issued contain covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, incur indebtedness, allow liens or other encumbrances on property owned or acquired, or guarantee obligations of others (other than in the ordinary course of banking business). The Company and its subsidiaries must also maintain certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other measures. At September 30, 1997 the Company and its subsidiaries were in compliance with all material debt covenants.

The Company manages interest rate risk associated with its borrowings as part of its overall asset/liability management program. Accordingly, the Company, through BNC-- North Dakota , has entered into an interest rate swap agreement which effectively converts the Company's fixed rate Subordinated Notes into variable-rate borrowings (the "Agreement"). No premium was paid or received in connection with the Agreement. Under the Agreement, the Company receives a fixed rate of interest of 6.6650 percent on the notional amount of $15 million and pays a variable rate based on 3-month LIBOR, 5.7185 percent at September 30, 1997. As indicated in Note 3 above, based upon market interest rates at September 30, 1997, the Company would receive approximately $312,000 if the Agreement were terminated. If the Agreement were terminated at any time before its scheduled termination date of June 9, 2004, the Company would defer any resulting gain or loss and amortize it to income over the remaining original life of the Agreement provided the Company's Subordinated Notes were still outstanding at that time (see Note 8).

NOTE 5 -- Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the equivalent number of shares pertaining to common stock options and warrants, if dilutive, using the Treasury Stock method. Primary and fully diluted earnings per share for the three and nine month periods ending September 30, 1997 and 1996 are based upon 2,338,720 shares.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997. The Company expects to adopt SFAS 128 in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS 128 eliminates primary earnings per share and earnings per common share, assuming full dilution, and requires the presentation of basic and diluted earnings per share. As a result, under the new requirements, the Company's computation of earnings per common and common equivalent share will be replaced by earnings per common share (basic earnings per share), which excludes any dilutive effects of outstanding stock options and warrants. Also, the Company's computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of the Company's common stock for the period. Had SFAS 128 been in effect for the periods covered by these financial statements, basic earnings per share would have been equal to primary earnings per common and common equivalent share as presented in the consolidated statements of income. Diluted earnings per share under SFAS 128, had it been in effect for the periods presented, would have been equal to fully diluted earnings per common and common equivalent share as presented in the consolidated statements of income. Because of the nature of stock prices in prior periods and the fact that the Company has not had a significant number of common stock equivalents outstanding in those periods, restatement of prior period earnings per share under SFAS 128 is not expected to have a material effect on those stated earnings per share.

NOTE 6 -- Acquisitions and Divestitures

In August 1997, BNC -- North Dakota purchased a management agreement between Preferred Investment Services, Inc., a related party of BNCCORP officer and director, Gregory K. Cleveland, and Preferred Pension Investors I-87, an Illinois Parntership (the "Agreement"). Under the Agreement, BNC -- North Dakota will provide administrative management services for pension assets. The purchase price was $394,000, or 4.71 percent of total assets under management (approximately $8.4 million at the time of purchase of the Agreement).

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning acquisitions. At the present time, the Company has no binding commitments or agreements regarding acquisitions, but additional agreements may be negotiated or entered into in the future.

NOTE 7 -- Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129"), issued in February 1997 and effective for reporting periods ending after December 15, 1997, summarizes disclosure requirements pertaining to an entity's capital structure. The Company expects to adopt SFAS 129 in the fourth quarter of 1997. Because SFAS 129 is a compilation of several previously issued standards and pronouncements, adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, requires that changes in the amounts of items which bypass the income statement and are only reported with a balance in shareholders' equity (for example, unrealized holding gains and losses on securities available for sale), be shown in a financial statement. While SFAS 130 does not require a specific format for the financial statement, it does require that an amount representing total comprehensive income be reported and that prior period financial statements be reclassified for comparative purposes.

Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", and will change the way public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in any quarterly reports to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. While adoption of this standard may require additional disclosures in the Company's consolidated financial statements, it would not have an effect on consolidated net income or stockholders' equity.

NOTE 8 -- Subsequent Events

     On October 30, 1997, BNC -- North Dakota sold two interest rate swaps which were accounted for as hedges and effectively converted fixed-rate certificates of deposit (notional amount of $5 million; original maturity March 10, 1999) and the Company's fixed-rate Subordinated Debt (notional amount of $15 million; original maturity June 9, 2004) into variable-rate instruments (see Notes 3 and
4). The Company received proceeds of $388,000 from early termination of the interest rate swaps. Gains of $16,000 and $372,000 will be amortized to income over the remaining original lives of the hedged instrument, 16 and 79 months, respectively, provided the hedged item remains outstanding. The unamortized deferred gains will be recorded in the statement of financial condition as prepaid expenses.


Item 2.     Management's Discussion and Analysis or Plan of Operation

   Comparison of Financial Condition at September 30, 1997 and December 31, 1996

Assets. Total assets increased $36.9 million, or 13 percent, from $288.6 million at December 31, 1996 to $325.5 million at September 30, 1997. The increase is largely attributable to an increase in net loans of $34.9 million, or 17 percent, from $201.4 million at December 31, 1996 to $236.3 million at September 30, 1997. The most significant increase in loan volume during the past nine months was in Minnesota with BNC National Bank of Minnesota ("BNC -- Minnesota") showing strong loan origination activity. BNC Financial, the company's non-bank commercial finance company located in St. Cloud, Minnesota, has also increased its loan volume as has BNC -- North Dakota. Management anticipates continued increases in loan volume from its Minnesota operations.

Investment in securities available for sale increased $3.9 million between year-end 1996 and September 30, 1997. This increase was partially offset by a decrease in federal funds sold of $6.3 million as funds were placed in investments such as U.S. Treasury notes, government secured mortgages and government sponsored debentures.

Premises, leasehold improvements and equipment increased $1.3 million between December 31, 1996 and September 30, 1997. This increase is mainly attributable to the purchase of the Centennial Plaza office building in Bismarck and the subsequent remodeling and furnishing of the building. See " --Capital Adequacy and Expenditures."

Allowance for Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and nine month periods ending September 30, 1997 (amounts are in thousands):


                                             Three Months         Nine Months
                                                 Ended               Ended
                                           September 30, 1997 September 30, 1997
                                             -------------       -------------
                                                         (Unaudited)
                                                        -------------
Balance, beginning of period                 $      2,936        $      1,594
Provision for loan losses                             204               2,457
Loans charged off                                    (287)             (1,240)
Loans recovered                                        51                  93
                                             -------------       -------------
Balance, end of period                       $      2,904        $      2,904
                                             =============       =============
Ending loan portfolio                        $    239,181
                                             =============
Allowance for loan losses as a percentage of
      ending portfolio                              1.21%

During the second quarter of 1997, the Company booked a special $1.9 million loan loss provision. As previously disclosed, the additional provision resulted from questionable loan practices by a dismissed loan officer at BNC -- North Dakota and was entirely due to certain irregularities discovered during a routine internal audit of the subsidiary bank's loan portfolio. In addition, more than 80 percent of the $1.9 million provision is attributable to questionable activity with one customer. After conducting a detailed review of the loans that were identified during the internal audit, the Company terminated the loan officer and has initiated legal proceedings against her. See Part II,
Item 1, "Legal Proceedings." An exhaustive review of all other loans in the dismissed officer's portfolio has been performed. No additional problem loans have been identified, indicating that the Company's special $1.9 million loan loss provision appears to have been adequate.

As of September 30, 1997, the Company's allowance for loan losses stands at 1.21 percent of total loans as compared to .79 percent at December 31, 1996 and .76 percent one year ago.

Net charge-offs as a percentage of average loans for the three and nine month periods ended September 30, 1997 were .10 and .52 percent, respectively, as compared to .03 and .10 percent, respectively, for the same periods last year. Management believes there is the possibility of recovering all or a portion of the losses associated with the lending activities of the dismissed loan officer. However, because there is no guarantee of such recovery and litigation is ongoing, an extended period of time could be required before the matter is resolved. See Part II, Item 1, "Legal Proceedings." Further discussion regarding the impact of the special loan loss provision (and related matters) on operating results is included below under "Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996" and "Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996."

The Company maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the allowance in excess of the amount of loan losses takes into consideration a number of factors, including, among other things, loss experience in relation to outstanding loans and the existing level of the allowance for loan losses, a continuing review of problem loans and overall portfolio quality, results of regular examinations by state and federal supervisory authorities and economic conditions. Because certain of these factors are uncontrollable, management's judgment of the adequacy of the allowance is necessarily approximate and imprecise. There can be no assurance that the allowance for loan losses will not be increased in any future period; this could adversely affect the Company's earnings. Further, there can be no assurance that the Company's actual loan losses will not exceed its allowance for loan losses. See "Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996 --Provision for Loan Losses" and "Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996 -- Provision for Loan Losses."

     Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):



                                            September 30, 1997 December 31, 1996
                                               ---------------  ---------------

                                                  (Unaudited)

Nonperforming loans:
      Loans 90 days or more delinquent and still
            accruing interest                         $   2,014        $     129
      Nonaccrual loans                                    1,198               22
      Restructured loans                                    120              136
                                                      ---------        ---------
Total nonperforming loans                                 3,332              287
Other real estate owned                                     159              159
                                                      ---------        ---------
Total nonperforming assets                            $   3,491        $     446
                                                      =========        =========
Allowance for loan losses                                $2,904           $1,594
Ratio of total nonperforming assets to total assets       1.07%            0.15%
Ratio of total nonperforming loans to total loans         1.39%            0.14%
Ratio of allowance for loan losses to total
      nonperforming loans                                   87%             555%

Nonperforming loans consist of loans 90 or more days past due for which the Company continues to accrue interest, nonaccrual loans, and loans on which the original terms have been restructured.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Other real estate owned includes property acquired by the Company in foreclosure proceedings or under agreements with delinquent borrowers. See Note 8 to the Consolidated Financial Statements.

The increase in the Company's nonperforming loans at September 30, 1997 was caused by a combination of factors. Over $1.1 million, or 95 percent, of the loans on nonaccrual are attributable to the activities of the terminated loan officer discussed earlier. See " -- Allowance for Loan Losses." All of these loans relate to the officer's activities involving one customer. In addition, $1.4 million, or 70 percent, of the loans past due 90 days or more and still accruing interest were commercial loans which were 91 or 92 days past due on September 30, 1997. Officers were expecting payments on these past due loans and/or the loans were in the process of renewal at September 30, 1997. Payments were, in fact, received on several of these loans subsequent to September 30. Management expects these past due loans to return to current status.

Liabilities. Total liabilities increased $36.0 million, or 14 percent, from $265.9 million at December 31, 1996 to $301.9 million at September 30, 1997. The increase was attributable to increases in both deposits and borrowings. Total deposits increased $9.5 million, or 4 percent, from $239.8 million at December 31, 1996 to $249.3 million at September 30, 1997. Noninterest-bearing deposits increased $655,000 while savings, NOW and money market accounts increased $7.8 million and time deposits increased $1.1 million.

Short-term borrowings, all at subsidiary banks, increased $15.9 million from $11.4 million at December 31, 1996 to $27.3 million at September 30, 1997, including increases of $269,000 in federal funds purchased and U.S. Treasury tax and loan note option accounts ("TT&L accounts"), $5.6 million in repurchase agreements and $10.0 million in Federal Home Loan Bank ("FHLB") borrowings. The repurchase agreements held as of September 30, 1997 bore interest at rates between 4.00 and 5.73 percent and matured in the first half of October 1997. As of November 6, 1997, the Company's subsidiary banks held a total of $21.3 million of short-term borrowings, including $701,000 of federal funds purchased and TT&L accounts, $561,000 of repurchase agreements and $20 million of FHLB borrowings. The FHLB borrowings bear rates currently ranging from 5.51 to 5.55 percent, mature in July 1998 ($5.0 million) and July 2000 ($15.0 million) and are callable quarterly. Costs on the Company's short-term borrowings have been comparable to the cost of time deposits for the three and nine month periods ending September 30, 1997. See "Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996 -- Net Interest Income" and "Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996 -- Net Interest Income." The increased borrowings were used mainly to fund loan growth. See "Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996 -- Liquidity."

The Company's long-term borrowings increased $10.6 million from $10.6 million at December 31, 1996 to $21.2 million at September 30, 1997. During May 1997, the Company issued $15 million of its 8 5/8 percent Subordinated Notes. See Note 4 to the Consolidated Financial Statements. At the time of the offering, a portion of the $14.3 million in net proceeds was used to repay approximately $9.6 million of indebtedness outstanding under the Company's revolving line of credit with Firstar and BNC Financial's revolving line of credit with Bank Windsor. These lines of credit (totaling $13.0 million) remain available for use for general corporate purposes and the Company has since borrowed additional funds under the lines. As of September 30, 1997, outstanding long-term debt included the

Subordinated Notes, a $3.0 million term loan and $5.8 million under the revolving line of credit with Firstar, and a $92,000 capitalized lease at BNC -- North Dakota. The increased long-term borrowings have been used for general corporate purposes and to fund loan growth at BNC Financial.

Stockholders' Equity. The Company's equity capital increased $959,000 between December 31, 1996 and September 30, 1997. This increase resulted from the
$765,000 of earnings recorded for the nine months ended September 30, 1997 combined with a $194,000 increase in the net unrealized holding gain on securities available for sale. See "Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996 -- General."

Capital Adequacy and Expenditures. BNCCORP's management continues to actively monitor compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Despite the special loan loss provision of $1.9 million taken during the second quarter of 1997, the Company and each of its subsidiaries remain well capitalized for regulatory capital purposes.

Construction on a branch office in north Bismarck is in process and is the only currently planned major capital expenditure remaining for 1997. The most current estimate on the cost of this facility is $630,000; it will be funded through cash generated through operations.

                       Comparison of Operating Results for the
                    Three Months Ended September 30, 1997 and 1996

General. Net income for the three months ended September 30, 1997 was a record $772,000, a 26.6 percent increase from the $610,000 recorded for the three months ended September 30, 1996. The Company's primary and fully diluted earnings per share was $0.33 for the quarter ended September 30, 1997 as compared to $0.26 for the same period one year ago. The returns on average assets and average equity for the three months ended September 30, 1997 were .95 and 13.22 percent, respectively, as compared to .90 and 10.95 percent, respectively, for the same period last year. Net income for the third quarter of 1997 was impacted by $85,000 of expenses related to proceedings involving a loan officer dismissed earlier in the year. See " -- Noninterest Expense." These expenses had a negative impact of $0.02 on the Company's earnings per share for the third quarter of 1997.

BNC -- North Dakota reported net income of $691,000 for the quarter ended September 30, 1997, as compared to 1996 third quarter earnings of $830,000. For the three months ended September 30, 1997, BNC -- North Dakota recorded total interest income and net interest income of $5.5 and $2.6 million, respectively, as compared to $4.9 and $2.3 million, respectively, for the same period in 1996.

BNC -- Minnesota reported net income of $210,000 for the quarter ended September 30, 1997 as compared to a net loss of $27,000 for the same period last year. For the same periods, total interest income and net interest income were $1.2 million and $647,000, respectively, for 1997 as compared to $722,000 and $385,000, respectively, for 1996. BNC -- Minnesota was chartered in January 1996.

Net Interest Income. Net interest income increased $599,000, or 23 percent, to $3.3 million for the three months ended September 30, 1997 from $2.7 million for the same period in 1996. For the same periods, total interest income increased $1.4 million, or 24 percent, to $6.9 million as compared to $5.5 million. The increase in interest income is largely attributable to loan growth from the Company's Minnesota operations. Average loans increased $43.0 million, or 22 percent, while average earning assets increased $48.5 million, or 19 percent. Average loans comprised 78 percent of the average earning asset portfolio for the three months ended September 30, 1997 as compared to 76 percent for the same period in 1996. While the historical trend of shifting a larger percentage of the Company's earning asset portfolio from lower yielding investments to higher yielding loans is less evident in this quarterly comparison, interest income continues to increase due to the growth the Company has experienced. This growth was coupled with an increase in the yield on earning assets of 33 basis points. The increase was driven by improved loan yields of 33 basis points due primarily to the 25 basis point increase in prime rates in April 1997. Also contributing to improved loan yields was a shift in loan mix to a higher percentage of variable rate loans which have been yielding higher than fixed rate loans.

Total interest expense increased $747,000, or 26 percent, from $2.9 million for the quarter ended September 30, 1996 to $3.6 million for the same period in 1997. The increase was caused by an increase in the volume of average interest-bearing liabilities coupled with an overall increase in the cost of those liabilities. Average interest-bearing liabilities increased $46.4 million, $32.6 million attributable to average interest-bearing deposits and $13.8 million attributable to average borrowings. Funds from the increased deposits and borrowings were used primarily to fund loan growth. See "Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996 --Liquidity." The cost of total deposits and interest-bearing deposits increased 9 and 12 basis points, respectively, as the average cost of time deposits, the largest component of the deposit portfolio, increased 4 basis points due to some higher renewal rates and an increase in average brokered deposits. Costs on money market accounts also increased in the third quarter of 1997 as compared to the same period one year ago. This increase can be attributed to increased volume in corporate money market accounts paying higher rates of interest. The Company's cost on short-term borrowings for the third quarter of 1997 (5.65 percent) increased only slightly from the same period in 1996 (5.63 percent). During the same periods, the cost of long-term borrowings increased from 7.80 percent to 8.35 percent, or 55 basis points, due largely to the inclusion of the Subordinated Notes issued in May 1997. See Note 4 to the Consolidated Financial Statements.

Net interest margin for the third quarter of 1997 was 4.32 percent as compared to 4.22 percent for the same period one year ago. As indicated above and in the table below, the increase is mainly attributable to improved yield on loans
which  was  offset  somewhat  by  the  increase  in  cost  of   interest-bearing
liabilities.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended September 30, 1997 and 1996 (amounts are in thousands):

                                       Three Months ended September 30,
                                           1997                  1996
                                      Interest Average         Interest Average
                               Average earned   yield  Average  earned  yield or
                               balance or paid  cost   balance  or paid   cost
                               ------   -----   -----   ------   -----  ------


    Interest-earning assets
Investments                   $ 68,121 $1,096   6.38%  $ 60,780 $  988   6.47%
Loans                          234,360  5,797    9.81%  191,344  4,559   9.48%
     Allowance for loan losses  (3,053)                  (1,241)
                                ------  -----            ------   -----
     Total interest-earning
        assets                $299,428 $6,893    9.13% $250,883  $5,547  8.80%
                               ======   -----           =======   -----
 Interest-bearing liabilities
Savings, NOW & money market
   accounts                   $ 59,982 $  456    3.02% $48,823  $  309   2.52%
Certificates of deposits       169,325  2,409    5.64% 147,868   2,082   5.60%
Short-term borrowings           26,589    379    5.65%  21,702     307   5.63%
Long-term borrowings            18,441    388    8.35%   9,527     187   7.80%
                               ------   -----           ------   -----
     Total interest-bearing
        liabilities           $274,337 $3,632    5.25%$227,920  $2,885   5.04%
                               ======                   ======
     Net interest income / spread      $3,261    3.88%          $2,662   3.76%
                                        =====    =====           =====  ======
     Net interest margin                          4.32%                  4.22%
                                                  =====                 ======


Provision for Loan Losses. The provision for loan losses was $204,000 for the quarter ended September 30, 1997 as compared to $385,000 for the same period one year ago. The decrease in the most recent quarter, as compared to the same period one year ago, is reflective of the $1.9 million special provision made during the second quarter of 1997 and the fact that the allowance for loan losses now stands at 1.21 percent of total loans as compared to .76 percent one year ago. Management estimates indicate that the allowance for loan losses is adequate to cover the risk of loss in the loan portfolio at the present time. See "Comparison of Financial Condition at September 30, 1997 and December 31, 1996 --- Allowance for Loan Losses."

Noninterest Income. Noninterest income decreased $274,000 for the third quarter of 1997 as compared to the same period last year. The decrease for the quarter is due to a $348,000 decrease in loan fees offset by an increase in other noninterest income, primarily fee income from BNC -- North Dakota's new trust and private banking division.

Noninterest Expense. Noninterest expense increased $246,000 for the quarter ended September 30, 1997 as compared to the same period in 1996. The increase is primarily growth-related. Salary and employee benefits expenses increased $32,000 for the three months ended September 30, 1997 as compared to the same period last year as the Company's full time equivalent employees increased from 110 at September 30, 1996 to 124 at September 30, 1997. Smaller increases were also recorded in occupancy, depreciation and amortization, and office supplies, telephone and postage expenses due to the operation of BNC -- North Dakota's new trust and private banking division and the Company's new office facility in Bismarck. In addition, during the third quarter of 1997 the Company incurred approximately $85,000 of noninterest expenses, primarily legal expenses, directly related to proceedings involving the loan officer dismissed earlier in the year. See "Comparison of Financial Position at September 30, 1997 and December 31, 1996 -- Allowance for Loan Losses." These expenses reduced the Company's earnings per share for the third quarter of 1997 by approximately $0.02.

Income tax expense. Income tax expense increased $98,000 due to the increase in pre-tax income recorded for the quarter ended September 30, 1997 as compared to the pre-tax income recorded for the same period in 1996. The estimated effective tax rates for the three month periods ended

September 30, 1997 and 1996 were 39.3 and 39.7 percent, respectively. These rates are higher than the federal statutory rate of 34.0 percent due principally to state income taxes.

Earnings per share. Primary and fully diluted earnings per common and common equivalent share was $0.33 for the quarter ended September 30, 1997 as compared to $0.26 for the same quarter in 1996. See " -- Noninterest Expense." Weighted average shares outstanding were 2,338,720 for both periods.


                       Comparison of Operating Results for the
                    Nine Months Ended September 30, 1997 and 1996

General. Net income decreased $426,000, or 36 percent, from $1.2 million for the nine months ended September 30, 1996 to $765,000 for the nine months ended September 30, 1997. The decrease was mainly attributable to the $1.9 million special loan loss provision booked during the second quarter of 1997. See "Comparison of Financial Condition at September 30, 1997 and December 31, 1996 --Allowance for Loan Losses." The Company's primary and fully diluted earnings per share was $0.33 for the nine months ended September 30, 1997 as compared to $0.51 for the same period one year ago. The returns on average assets and average equity for the nine months ended September 30, 1997 were .33 and 4.42 percent, respectively, as compared to .63 and 7.42 percent, respectively, for the same period last year. The Company's earnings for the nine months ended September 30, 1997, without the increase in loan loss provision and expenses related to proceedings against the dismissed loan officer discussed earlier, would have been $2.1 million, or $0.88 per share, with returns on average assets and average equity of .90 and 11.69 percent, respectively.

BNC -- North Dakota reported net income of $760,000 for the nine month period ended September 30, 1997, a 59 percent decrease from earnings of $1.9 million for the same period last year. The decrease in earnings for this subsidiary bank was mainly attributable to the special loan loss provision of $1.9 million booked in June 1997. See "Comparison of Financial Condition at September 30, 1997 and December 31, 1996 -- Allowance for Loan Losses" and " -- Provision for Loan Losses." For the nine months ended September 30, 1997, BNC -- North Dakota recorded total interest income and net interest income of $15.8 and $7.6 million, respectively, as compared to $14.0 and $6.4 million, respectively, for the same period in 1996.

BNC -- Minnesota reported net income of $327,000 for the nine month period ended September 30, 1997 as compared to a net loss of $251,000 for the same period last year. For the same periods, total interest income and net interest income were $3.2 and $1.7 million, respectively, for 1997 as compared to $1.3 million and $706,000, respectively, for 1996.

Net Interest Income. Net interest income increased $2.3 million, or 34 percent, to $9.3 million for the nine months ended September 30, 1997 from $7.0 million for the same period in 1996. For the same periods, total interest income increased $4.4 million, or 29 percent, to $19.4 million as compared to $15.0 million. The increase in interest income is largely attributable to loan growth from the Company's Minnesota operations. Average loans increased $57.3 million, or 35 percent, while average earning assets increased $52.0 million, or 22 percent, reflecting the continued trend of shifting lower yielding investments to higher yielding loans in the earning asset portfolio. Average loans comprised 77 percent of the average earning asset portfolio for the nine months ended September 30, 1997 as compared to 70 percent for the same period in 1996. The yield on earning assets also increased 47 basis points partly because of the change in composition of the earning asset portfolio and partly because of improved loan yields. Loan yields improved 37 basis points largely due to the 25 basis point increase in prime rates in April 1997. Also contributing to improved loan yields was a shift in loan mix to a higher percentage of variable rate loans which have been yielding higher than fixed rate loans.

Total interest expense increased $2.0 million, or 25 percent, from $8.1 million for the nine months ended September 30, 1996 to $10.1 million for the same period in 1997. The increase was caused by an increase in the volume of average interest-bearing liabilities coupled with an overall increase in the cost of those liabilities. Average interest-bearing liabilities increased $47.1 million, $34.9 million attributable to average interest-bearing deposits and $12.2 million attributable to average borrowings. Funds from the increased deposits and borrowings, along with funds derived from decreases in investment securities over the past twelve months were used to fund loan growth. See " -- Liquidity." Interest bearing deposit costs over the two nine month periods were the same at
4.94 percent, however, a slight change in mix of the deposit portfolio caused the cost of total deposits to decrease from 4.60 percent in 1996 to 4.55 percent in 1997. The decrease, however, was offset by a 52 basis point increase in cost of borrowings due to higher prevailing rates and the inclusion of the $15 million Subordinated Notes beginning in May 1997.

Net interest margin for the first nine months of 1997 was 4.35 percent as compared to 3.98 percent for the same period one year ago. As indicated above and in the table below, the increase is mainly attributable to improved yield on loans which was offset somewhat by the increase in cost of interest-bearing liabilities.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the nine months ended September 30, 1997 and 1996 (amounts are in thousands):


                                     Nine Months ended September 30,
                                       1997                         1996
                                        Interest Average        Interest Average
                               Average  earned  yield or Average earned yield or
                               balance or paid    cost   balance or paid   cost
                               ------   ------   -----    ------  -----  ------
    Interest-earning assets
Investments                    $67,923$  3,237    6.37%  $72,180  $3,540   6.55%
Loans                          219,855  16,142    9.82%  162,541  11,504   9.45%
     Allowance for loan losses  (2,184)                   (1,169)
                                 ------ ------            ------  -----
     Total interest-earning
        assets                $285,594 $19,379    9.07%  $233,552 $15,044  8.60%
                               ======   ------            =======  ------
 Interest-bearing liabilities
Savings, NOW & money market
     accounts                 $ 57,157 $ 1,259    2.94%  $ 46,060 $   861  2.50%
Certificates of deposits       169,677   7,130    5.62%   145,918   6,236  5.71%
Short-term borrowings           18,871     811    5.74%    15,402     648  5.62%
Long-term borrowings            14,590     884    8.10%     5,851     347  7.91%
                                ------  ------             ------   -----
     Total interest-bearing
        liabilities           $260,295 $10,084    5.18%  $213,231   $8,092 5.07%
                               ======                     =======
     Net interest income / spread      $ 9,295     3.89%            $6,952 3.53%
                                        ======     =====             ===== =====
     Net interest margin                           4.35%                   3.98%
                                                   =====                  ======

Provision for Loan Losses. The provision for loan losses was $2.5 million for the nine months ended September 30, 1997 as compared to $604,000 for the same period one year ago. As previously discussed, the increase in the Company's provision for loan losses for the first nine months of 1997 resulted from questionable loan practices by a recently dismissed loan officer. See "Comparison of Financial Condition at September 30, 1997 and December 31, 1996 -- Allowance for Loan Losses."

Noninterest Income. Noninterest income decreased $220,000 for the first nine months of 1997 as compared to the same period last year. The decrease is due to a $471,000 decrease in loan fees offset by a $214,000 increase in other noninterest income and smaller additional increases in service charges and rental income. The increase in other noninterest income is primarily due to fee income from BNC -- North Dakota's new trust and private banking division.

Noninterest Expense. Noninterest expense increased $913,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is primarily growth-related. Salary and employee benefits expenses increased $513,000 for the nine months ended September 30, 1997 as compared to the same period last year as the Company's full time equivalent employees increased from 110 at September 30, 1996 to 124 at September 30, 1997. Smaller increases were also recorded in occupancy, depreciation and amortization, and office supplies, telephone and postage expenses due to the operation of BNC -- North Dakota's new trust and private banking division and the Company's new office facility in Bismarck. During the third quarter of 1997 the Company incurred approximately $85,000 of noninterest expenses, primarily legal expenses, directly related to proceedings against the loan officer dismissed earlier in 1997. See "Comparison of Financial Position at September 30, 1997 and December 31, 1996 -- Allowance for Loan Losses." These expenses reduced the Company's earnings per share for the nine months ended September 30, 1997 by approximately $0.02.

Income tax expense. Income tax expense was $544,000 for the first nine months of 1997 as compared to $761,000 for the same period last year. The change is attributable to the reduction in pretax income resulting primarily from the $1.9 million special loan loss provision booked during the second quarter of 1997. The estimated effective tax rates for the nine month periods ended September 30, 1997 and 1996 were 41.6 and 39.0, respectively. These rates are higher than the federal statutory rate of 34.0 percent due principally to state income taxes. The estimated rate for the nine months ended September 30, 1997 is additionally impacted by the fact that, while the consolidated entity recorded a loss in the first six months of 1997, its Minnesota entities recorded income causing a disproportionately high impact of state taxes on the consolidated income tax rate.

Earnings per share. Primary and fully diluted earnings per common and common equivalent share was $0.33 for the nine months ended September 30, 1997 as compared to $0.51 for the same period in 1996. See " -- Noninterest Expense." Weighted average shares outstanding were 2,338,720 for both periods.

Liquidity. The Company's continued liquidity management objective is to ensure its ability to satisfy the cash flow requirements of depositors and borrowers and allow it to meet its own cash flow needs. For the nine month period ended September 30, 1997, cash and cash equivalents increased $2.0 million as compared to a decrease of $3.0 million for the same period in 1996.

Operating activities during the first nine months of 1997 provided net cash inflows of $2.7 million as compared to $1.3 million for the first nine months of 1996.

Investing activities during the nine months ended September 30, 1997 resulted in net cash outflows of $36.7 million as compared to $40.9 million for the same period in 1996. During 1997, cash outflows of $37.4, $3.7 and $1.8 million, respectively, were attributable to net increases in loans, transactions in investment securities and net transactions involving premises, leasehold improvements and equipment. These cash outflows were offset by $6.3 million of cash inflows resulting from the net change in federal funds sold. This was in comparison to cash outflows of $76.9 million and $1.8 million attributable to net increases in loans and fixed assets, respectively, offset by cash inflows of $34.9 million attributable to transactions in investment securities and $3.0 million attributable to the net change in federal funds sold during the first nine months of 1996. During the first nine months of 1996, the Company sold a significant amount of investments in order to fund loan growth and shift the earning asset portfolio from lower yielding investments to higher yielding loans.

Financing activities during the first nine months of 1997 provided cash inflows of $35.9 million as compared to cash inflows of $36.6 million for the same period in 1996. The 1997 cash inflows were caused by increases in deposits of $9.5 million, increased short-term borrowings of $15.9 million and a net increase in long-term borrowings of $10.5 million. The 1996 cash inflows resulted from a net increase in deposits of $7.6 million, increased short-term borrowings of $21.1 million and net increases in long-term borrowings of $7.9 million. Deposit and borrowing increases were used to fund the Company's loan growth in both periods.

The Company anticipates that it will continue to rely primarily upon customer deposits, FHLB and other short-term borrowings, loan repayments, loan sales and retained earnings to provide liquidity and to make loans and purchase investment securities. In addition to these sources of liquidity, the Company can access additional funds from its revolving lines of credit. See Note 4 to the Consolidated Financial Statements and "Comparison of Financial Condition at September 30, 1997 and December 31, 1996 -- Liabilities."

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

     The Company filed suit as a result of the irregularities discovered during an exhaustive review of the loan portfolio of the former loan officer with BNC -- North Dakota, who was dismissed during the second quarter of 1997 and the special $1.9 million loan loss provision charged to operations during the quarter ended June 30, 1997, all of which related to her lending activities. The discovery stage has commenced and is currently estimated to be one-half complete.


Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to the Company's business may be brought against or by the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business. Management is unaware of any legal proceedings of this type pending against the Company that could result in a materially adverse change in the business or financial condition of the Company.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Part I Exhibit 27.  Financial Data Schedule

            (b)    Reports on Form 8-K None.

                                      Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: November 14, 1997              By     /s/ Gregory K. Cleveland
                                        ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Financial Officer
                                         Only Authorized Signature