Form 10KSB
period 1997-12-31
BNCCORP INC
filed 1998-03-30
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      -----
                                   FORM 10-KSB
                                      -----
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                         or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      The issuer's revenues for its most recent fiscal year: $28,920,000

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 16, 1998 was $33,259,000.

      The number of shares of the Registrant's common stock outstanding on March 16, 1998 was 2,400,749.

      Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1997 annual meeting of stockholders are incorporated by reference into Part III hereof.

      Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                                  BNCCORP, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS

                                                                            Page

                                     PART I
Item 1. Description of Business............................................... 1
Item 2. Description of Property............................................... 7
Item 3. Legal Proceedings..................................................... 7
Item 4. Submission of Matters to a Vote of Security Holders................... 8

                                     PART II
Item 5. Market for Common Equity and Related Stockholder Matters...............9
Item 6. Management's Discussion and Analysis or Plan of Operation..............9
Item 7. Financial Statements..................................................37
Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure..............................................67

                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act ....................67
Item 10. Executive Compensation...............................................67
Item 11. Security Ownership of Certain Beneficial Owners and Management.......67
Item 12. Certain Relationships and Related Transactions.......................67
Item 13. Exhibits and Reports on Form 8-K.....................................67

                                     PART I


Item 1.        Description of Business

General

BNCCORP, Inc. ("BNCCORP"), a Delaware corporation, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. BNCCORP (together with its consolidated subsidiaries, "BNC" or the "Company") provides a broad range of banking and financial services to small and mid-size businesses, private banking clients and consumers through its 15 facilities in North Dakota and Minnesota. BNCCORP operates primarily through its two commercial banking subsidiaries, BNC National Bank ("BNC--North Dakota"), which is headquartered in Bismarck and has 12 additional offices in North Dakota, and BNC National Bank of Minnesota ("BNC--Minnesota," together with BNC--North Dakota, the "Banks"), which is located in Minneapolis, Minnesota. In addition, the Company provides asset-based commercial financing through its non-bank subsidiary, BNC Financial Corporation ("BNC Financial"), located in St. Cloud, Minnesota.

Growth Strategy

BNCCORP was formed in 1987 with the objective of acquiring and improving the performance of strategically located banks in North Dakota. Since that time, the banking industry has undergone rapid change. Many non-bank competitors have entered into the banking business. The proliferation of non-bank competitors has resulted in the availablilty of a multitude of financial products and services. Technological advances have improved delivery systems and given customers immediate access to these products and services. To remain competitive in this rapidly changing environment, BNCCORP has expanded its objective. The Company's objective is to build a growing, profitable financial services network.

BNC aims to achieve this objective through expanded product and service offerings and an emphasis on customer service and local relationship banking with small and mid-size businesses, private banking clients and consumers. Management believes that the Company's entrepreneurial approach to banking and the introduction of new products and services will continue to attract small and mid-size businesses which often are not of sufficient size to be of interest to the larger banks in its market areas. See "--Market Areas." Such businesses frequently have difficulty finding banking services that meet their specific needs and have sought, and management believes will continue to seek, banking institutions that are more relationship-oriented. BNC offers a wide range of banking and finance-related products and services, including trust services, asset management, retirement planning, tax planning and preparation, insurance and other private banking services. See "--Products and Services."

Acquisitions have played an important role in BNC's growth strategy. The Company has completed several bank and nonbank acquisitions. The largest of these acquisitions was the Company's July 1995 acquisition of seven North Dakota branches, with aggregate deposits of approximately $104.8 million, from First Bank fsb. See Note 2 to the Consolidated Financial Statements included under
Item 7 of Part II for a summary of mergers and acquisitions consummated during the three year period ended December 31, 1997.

Management believes that its increased product and service offerings and acquisitions have generated significant growth for the Company. BNC's total assets have increased from $118.0 million at December 31, 1992 to $360.1 million at December 31, 1997. The Company's goal continues to be the creation of a well-capitalized $500 million to $1 billion financial services organization focused on local relationship banking. Efforts are ongoing to ensure that the executive management team and operating systems are in place to achieve this goal. BNC will continue to emphasize internally-generated growth. The Company will also seek growth opportunities through acquisition of financial services companies or de novo branching in North and South Dakota, Minnesota and, possibly, Iowa, Nebraska and Wisconsin.

Market Areas

BNC's primary market areas are the Bismarck/Mandan (North Dakota) metropolitan area, the Minneapolis/ St.Paul (Minnesota) metropolitan area, and the rural communities surrounding the branch offices of BNC--North Dakota (Linton, Ellendale, Garrison, Stanley, Kenmare, Crosby and Watford City, North Dakota). The asset-based lending activities of BNC Financial have been conducted primarily in Minnesota. A substantial majority of the Company's total consolidated net loans are attributable to customers located in the North Dakota market area, although during 1997, BNC--Minnesota and BNC Financial continued to experience significant loan growth in the Minnesota market area. See Note 4 to the Consolidated Financial Statements included under Item 7 of Part II. Generally, each branch draws most of its deposits from its general market area. The following table presents certain information about each of BNC's geographic locations:


                                                         December 31, 1997
                                                   -----------------------------
                                      Year Opened       Total
             Location                 or Acquired     Deposits       Gross Loans
----------------------------------    -----------  ------------    -------------
                                                            (in thousands)
BNC--North Dakota
  Bismarck........................         1990    $     93,806    $     154,312
  Linton..........................         1987          47,065           10,367
  Ellendale.......................         1995          11,209            1,544
  Garrison........................         1995          14,995              543
  Stanley.........................         1995          15,438              319
  Kenmare.........................         1995          18,133              217
  Crosby..........................         1995          18,157               92
  Watford City....................         1995          16,011              169
BNC--Minnesota.....................        1996          28,010           52,342
BNC Financial.....................         1996              --           15,116
BNCCORP (parent company)..........         1987              --              499
                                                   ------------    -------------
        Total.....................                 $    262,824    $     235,520
                                                   ============    =============

Products and Services

Loans. The Company's loans primarily consist of commercial and industrial loans, agricultural loans, real estate mortgage loans, real estate construction loans, consumer loans and lease financing. In allocating its assets among loans, investments and other earning assets, BNC attempts to maximize return while managing risk at acceptable levels. BNC's primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-size businesses and professionals. The Company offers a broad range of commercial and retail lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. For more information on the lending activities of the Company, see "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Loan Portfolio" included under Item 6 of Part II.

Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount, and extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations. As of December 31, 1997, approximately 67 percent of the loans in BNC's portfolio had interest rates that float with BNC's base rate or some other reference rate.

The Company also offers asset-based commercial financing through BNC Financial, the Company's non-bank subsidiary which was acquired in 1996. BNC Financial provides asset-based working capital and term financing to small and mid-size companies for refinancings, recapitalizations, acquisitions and seasonal borrowing through senior loans secured by business assets such as equipment, accounts receivable, and inventory. Revolving credit facilities and term loans are cross-collateralized. Management of BNC Financial is experienced in, and has adopted policies and procedures to address the risks associated with, asset-based lending. Asset-based lending often involves higher risk than loans traditionally extended by banks, but often involves higher returns.

Deposits. Each of BNC's bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. The Banks also purchase brokered deposits from time to time when such transactions are beneficial to the Banks. See "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Deposits" included under Item 6 of Part II.

Trust, Personal Banking, Investment and Insurance Products. Since January 1997, BNC--North Dakota's Financial Services division has been providing a wide array of trust, personal banking, investment and insurance services for corporations and individuals. These services range from fiduciary and personal trust services to tax planning and preparation, payroll processing, financial planning, retirement planning, employee stock option plans, employee benefit plans, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset preservation, charitable giving and related services and insurance services of all types. These services provide opportunities to solidify customer relationships by meeting more of the banking and financial needs of the Company's current customer base. They also present opportunities to establish new customer relationships in the markets served by BNC. The January 1998 business combination with Lips and Lahr, Inc. ("Lips & Lahr") has significantly increased the level and nature of insurance activities conducted by BNC. See
Note 2 to the Consolidated  Financial  Statements  included under Item 7 of Part
II.

Consulting Services. In addition to its asset-based lending program, BNC Financial manages a consulting services division which provides a number of services including pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

Investment Portfolio. The purpose of the Company's investment portfolio is to provide a source of earnings and manage liquidity. Investments are centrally managed in order to aid in compliance with federal laws and regulations, which place certain restrictions on the amounts and types of investments BNC may hold. BNC maintains an investment grade portfolio oriented toward U.S. Treasury securities, U.S. government agencies securities and a small amount of investment grade obligations of state and political subdivisions. In managing its interest rate exposure, the Company also invests in mortgage-backed securities and floating rate collateralized mortgage obligations. See "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Investment Securities" included under Item 6 of Part II.

Distribution Methods

BNC offers its banking and financial products and services through traditional industry distribution methods including its network of bank, branch and other offices. In addition, the Company offers 24-hour telephone banking services through its voice response system, BNC Bankline. The Company also provides cash management services to its commercial customers through its Xpress Cash
Management system. This system allows customers to process funds transfers, wires, automated clearing house (ACH) transactions, stop payments and account history inquiries using their office computers and modems. The Company has also established an internet web site which is currently being used to provide corporate financial information, current investment news and stock prices. The Company is currently considering offering full internet banking in order to provide online banking to customers at any time and from any location.

The Year 2000 Issue

Computers are heavily relied upon in the financial services industry where much of the business transacted is date sensitive (for example the calculation of interest receivable on a bank's loans and investments or interest payable on its deposits or borrowings). The Year 2000 Issue results from a computer's inability to process year- date data accurately beyond the year 1999. Except in recently introduced year 2000 compliant programs, computer programmers have consistently abbreviated dates by eliminating the first two digits of the year, with the assumption that these two digits would always be 19. Unless corrected, this situation is expected to create widespread problems on January 1, 2000. On that date, some computer programs may recognize the date as January 1, 1900, and process data inaccurately or stop processing altogether. Complications could also arise before January 1, 2000 when systems attempt to perform calculations into the year 2000. In addition, some software programs use several dates in the year 1999 to mean something other than the date. As systems process information using these dates, they may produce erratic results or stop functioning. Finally, the algorithm used in some computers for calculating leap years is unable to detect that the year 2000 is a leap year. This would cause date calculations to be incorrect because the computers would not register the additional day in the year 2000.

The Company is fully aware of these problems and has taken steps to identify, modify and test all systems that could be negatively affected by the Year 2000 Issue. BNC has also taken steps to ensure that its customers and others with whom it exchanges date-dependent information are aware of the potential problems and are taking appropriate action to ensure that their systems become year 2000 compliant. See "Management's Discussion and Analysis or Plan of Operation--Results of Operations--Noninterest Expenses--Year 2000 Issue" included under Item 6 of Part II for more detailed information regarding the Company's status and estimated costs relating to the Year 2000 Issue. See "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Loan Portfolio--Customer Year 2000 Issues" included under Item 6 of
Part II for a discussion of the potential impact of customer year 2000 readiness on the Company's credit quality and allowance for loan losses.

Risk Management

The uncertainty of whether events, expected or otherwise, will have an adverse impact on the Company's capital or earnings is an inevitable component of the business of banking. To ensure that the risks inherent in BNC's business are identified, measured, controlled and monitored, the Company has established a risk management committee composed of senior management from across the organization (the "Risk Committee"). The Risk Committee is responsible for determining the desired risk profile of the Company, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and risk appetite and making capital management decisions to appropriately fund the Company's portfolio of investments. The Risk Committee addresses each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in the Company's business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic, and reputation risk. In each identified risk area, the Risk Committee measures the level of risk to the Company based on the business it conducts and develops plans to bring risks within acceptable tolerances. See "Management's Discussion and
Analysis or Plan of Operation--Financial Condition--Loan Portfolio and --Liquidity, Market and Credit Risk" included under Item 6 of Part II for further discussion of credit, liquidity and interest rate risk.

Competition

The deregulation of the banking industry, the increasing number of state laws that permit multi-bank holding companies, and the increasing availability of nationwide interstate banking have heightened the level of competition in an already intensely competitive market. The North Dakota and Minnesota market areas are highly competitive banking environments. Competition is encountered in seeking deposits, obtaining loan customers and in providing all of the other banking and financial products and services offered by BNC. Principal competitors include multi-regional financial institutions such as Norwest Corporation, U.S. Bancorp and Community First Bankshares, Inc. as well as large and small thrifts, independent banks, credit unions and many national and regional brokerage houses. BNC also competes with other non-bank financial institutions, including retail stores that maintain their own credit programs and government agencies that make low cost or guaranteed loans available to certain borrowers. Some of these competitors have substantially greater resources and lending limits than BNC, and may offer certain services that BNC does not provide. In addition, some of the non-bank financial institutions that compete with BNC are not subject to the extensive federal regulations that govern BNC. Management believes that many competitors have emphasized retail banking and financial services, leaving the small and mid-size business market underserved. This has allowed BNC to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking business is highly competitive, and the future profitability of the Company will depend on its ability to continue to compete successfully in its market areas.

Supervision and Regulation

General. BNCCORP and the Banks are extensively regulated under federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors and the federal deposit insurance funds, not investors in the securities of BNCCORP. The following information briefly summarizes certain material statutes and regulations affecting BNCCORP and the Banks and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of BNCCORP and the Banks. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

Primary Regulators. BNCCORP is a bank holding company registered under the BHCA, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). BNCCORP is required to file periodic reports with the FRB and such other reports as the FRB may require pursuant to the BHCA. As a nonbank subsidiary, BNC Financial is also subject to regulation by the FRB. The Banks are national banking associations and are subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Since the deposits of the Banks are insured by the FDIC, the Banks are also subject to regulation and supervision by the FDIC. See "--Deposit Insurance." Additionally, the Banks are members of the Federal Reserve System.

Acquisitions and Permissible Activities. As a registered bank holding company, BNCCORP is restricted in its acquisitions, certain of which are subject to approval by the FRB. A bank holding company may not acquire, or may be required to give certain notice regarding acquisitions of, companies considered to engage in activities other than those determined by the FRB to be closely related to banking or managing banks.

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Banks to BNCCORP and BNC Financial who are defined as "affiliates" of the Banks under the Act. Section 23B of the Act places standards of fairness and reasonableness on other of the Banks' transactions with their affiliates.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Restrictions on Loans to One Borrower. Under federal law, permissible loans to one borrower by banks are generally limited to 15 percent of the bank's unimpaired capital, surplus, undivided profits and loan loss reserves. The Banks seek participations to accommodate borrowers whose financing needs exceed their lending limits.

Loans to Executive Officers, Directors and Principal Stockholders. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to principal stockholders of BNCCORP and to directors and certain executive officers of the Banks (and BNCCORP and its nonbank subsidiaries provided certain criteria are met) and to "related interests" of such principal stockholders, directors and officers. In addition, any director or officer of BNCCORP or the Banks or principal stockholder of BNCCORP may be limited in his or her ability to obtain credit from financial institutions with which the Banks maintain correspondent relationships.

Interstate Banking and Branching. Interstate banking and branching provisions of federal and state laws may place certain limitations on expansion by bank holding companies or banks.

Capital Adequacy. The capital adequacy of BNCCORP and the Banks is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Banks to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of one or more of its Banks, should such Banks become "undercapitalized" under capital guidelines. See Note 10 to the Consolidated Financial Statements included under Item 7 of Part II.

Dividend Restrictions. Federal rules also limit a bank's ability to pay dividends to its parent bank holding company in excess of certain amounts or if the payment would result in the bank being considered "undercapitalized" under capital guidelines.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), the Banks are encouraged to respond to the credit and other needs of the communities they serve. Bank performance under the CRA is periodically tested and the federal bank regulatory agencies consider CRA ratings in connection with acquisitions involving the change in control of a financial institution.

Deposit Insurance. FDIC-insured depository institutions that are members of the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") pay insurance premiums at rates based on their assessment risk classification, which is determined in part based on the Bank's capital ratios and in part on factors that the FDIC deems relevant to determine the risk of loss to the insurance funds. The Banks also pay additional assessments that are used to pay certain Financing Corporation ("FICO") obligations issued between 1987 and 1989 to resolve failed savings and loan associations.

Cross-Guarantee. The Financial Institutions, Reform, Recovery and Enforcement Act of 1989 provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank subsidiary of a bank holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company's other subsidiary banks or assistance provided to such an institution in danger of default.

Support of Banks. Bank holding companies are also subject to the "source of strength doctrine" which requires such holding companies to serve as a source of "financial and managerial" strength for their subsidiary banks.

Conservator and Receivership Powers. Federal banking regulators have broad authority to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. If either of the Banks was placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, BNCCORP, as the sole stockholder of the Bank, would likely lose its investment in the Bank.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Banks are also subject to certain consumer laws and regulations that are designed to protect customers in transactions with banks. These include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Fair Housing Act. These laws mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Changing Regulatory Structure. The FRB, OCC and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. The agencies' authority has been expanded by federal legislation in recent years. In addition, the North Dakota Department of Banking and Financial Institutions and the Minnesota Department of Commerce possess significant authority to address violations of their respective state's banking laws by banks operating in their respective states by enforcement and other supervisory actions.

The laws and regulations affecting banks and bank holding companies have changed significantly in recent years, and there is reason to expect that changes will continue in the future, although it is difficult to predict the outcome of these changes. From time to time, various bills are introduced in the United States Congress with respect to regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. BNC cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect BNC.

Monetary Policy. The monetary policy of the FRB has a significant effect on the operating results of bank holding companies and their subsidiaries. The FRB uses the various means at its disposal to influence overall growth and distribution of bank loans, investments and deposits, and interest rates charged on loans or paid on deposits. FRB monetary policies have materially affected the operations of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of BNCCORP and its subsidiaries cannot be predicted.

Employees

At December 31, 1997, BNC had approximately 148 employees, including 129 full-time equivalent employees. None of BNC's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

Item 2.        Description of Property

The principal offices of BNCCORP and BNC--North Dakota are located in BNC's main office building at 322 East Main Avenue, Bismarck, North Dakota. The building is owned by BNC--North Dakota. BNC--North Dakota also owns branch offices at 219 South 3rd Street and 807 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. It also owns its banking facilities in Linton, Crosby, Ellendale, Kenmare and Stanley, North Dakota.

BNC--North Dakota's facilities at 100 West Main Street (Mandan), 500 North 9th Street (Bismarck), Watford City and Garrison, North Dakota and the land at South 3rd Street (Bismarck) are leased. The facilities occupied by BNC--Minnesota at 333 South Seventh Street, Minneapolis, Minnesota and the facilities housing BNC Financial at 4150 South 2nd Street, St. Cloud, Minnesota are also leased.

All owned and leased properties are considered in good operating condition and are believed adequate for the Company's present and foreseeable future operations. BNC does not anticipate any difficulty in leasing additional suitable space upon expiration of present lease terms. See Note 15 to the Consolidated Financial Statements included under Item 7 of part II for additional information concerning lease commitments.

Item 3.        Legal Proceedings

BNC National Bank v. Debra J. Gronlie and Paul Andahl, Civ. No. 97-C-2020 (South Central Jud. Dist. Burleigh Co. ND). On July 21, 1997, BNC--North Dakota (the "Bank") filed suit against a terminated loan officer and her husband alleging misrepresentations, reliance on misrepresentations and breaches of fiduciary responsibilities and conflicts of interest and seeking monetary damages against the loan officer and equitable relief by way of the imposition of a constructive trust against the loan officer and her husband.

The Bank filed suit as a result of irregularities discovered during an exhaustive review of the loan portfolio of the former loan officer who was dismissed during the second quarter of 1997, and the special $1.9 million loan loss provision charged to operations during the quarter ended June 30, 1997, all of which related to her lending activities.

In December 1997, following negotiations with its fidelity bond carrier, the carrier made a payment of $762,000 to be applied against any covered losses of the Bank's. Approximately $690,000 of this payment was credited to the Bank's allowance for loan losses. The remaining $72,000 was credited to noninterest income to cover a portion of the costs the Bank has incurred in resolving this matter. A final settlement of covered losses with the fidelity bond carrier has not been reached and negotiations with the carrier are continuing. While there can be no assurances concerning the amount of final recovery on the claim, Company management anticipates that final settlement of the claim will result in an additional payment by the carrier. See "Management's Discussion and Analysis or Plan of Operation" included under Item 6 of Part II and Note 4 to the Consolidated Financial Statements included under Item 7 of Part II.

The Company is currently not a party to any additional material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to BNC's business may be brought against or by BNC, such as claims to enforce liens, condemnation proceedings on properties in which BNC holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II


Item 5.        Market for Common Equity and Related Stockholder Matters

BNCCORP's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "BNCC".

The following table lists the high and low sales prices of the Common Stock for the periods indicated as reported by the Nasdaq National Market. The quotes represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not represent actual transactions.


                              For the Years Ended December 31,
                        ---------------------------------------------
                                1997                    1996
                        ---------------------   ---------------------
Period                    High         Low        High         Low
                        ---------    --------   ---------   ---------
First Quarter...........$   13.50    $  11.75   $   10.38   $    9.25
Second Quarter..........$   12.75    $  10.50   $   10.25   $    8.00
Third Quarter...........$   17.00    $  11.00   $   11.50   $    9.00
Fourth Quarter..........$   17.00    $  14.50   $   12.50   $   10.50

On March 16, 1998, there were 104 record holders and approximately 1,400 beneficial owners of the Company's Common Stock.

BNCCORP's policy is to retain its earnings to support the growth of its business. The board of directors of BNCCORP has never declared cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The ability of BNCCORP to pay cash dividends largely depends on the amount of cash dividends paid to it by the Banks. Capital distributions, including dividends, by the Banks are subject to federal regulatory restrictions tied to each institution's earnings and capital. See "Supervision and Regulation--Dividend Restrictions" included under Item 1 of Part I.

During February 1998, the Company issued 63,406 shares of Common Stock to shareholders of Lips & Lahr in a private offering believed to be exempt under the Securities Act of 1933 and the regulations and rules thereunder. The issuance was in conjunction with the business combination with Lips & Lahr. See
Note 2 to the Consolidated Financial Statements.

Item 6.        Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

The selected consolidated financial data presented below under the caption "Income Statement Data" and "Balance Sheet Data" for and as of the years ended December 31, 1997, 1996 and 1995 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 1997 and 1996 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997 were audited by Arthur Andersen LLP, independent public accountants. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 7.

                                       Selected Financial Data


                                             For the Years Ended December 31,
                                           ------------------------------------
                                                1997        1996        1995
                                              --------    ---------   --------
                                        (dollars in thousands except share data)

Income Statement Data:
Gross interest income.......................$   26,541   $  20,957  $  15,283
Gross interest expense......................    13,915      11,107      8,542
                                            ---------- ----------- ----------
Net interest income.........................    12,626       9,850      6,741
Provision for loan losses...................     2,619         739        168
Noninterest income (1)......................     2,443       2,096      1,736
Noninterest expense.........................     9,894       8,213      6,511
Provision for income taxes..................     1,044       1,147        641
                                            ---------- ------------ ---------
Net income..................................$    1,512   $   1,847  $   1,157
                                            ========== =========== ==========
Balance Sheet Data: (at end of period)
Total assets................................$  360,121   $ 288,558  $ 240,399
Investments and federal funds sold..........    94,624      66,391     97,366
Loans.......................................   235,200     202,997    120,683
Allowance for loan losses...................     3,069       1,594      1,048
Total deposits..............................   262,824     239,770    211,048
Short-term borrowings.......................    46,503      11,437      1,000
Long-term borrowings........................    21,812      10,615      3,354
Stockholders' equity........................    24,274      22,635     20,887
Book value per common share outstanding.....$    10.38(2)$    9.68(2) $  8.93(2)
Earnings Performance Data:
Return on average total assets..............      .48%        .71%        .59%
Return on average stockholders' equity......     6.47%       8.53%       8.11%
Net interest margin.........................     4.31%       4.09%       3.71%
Net interest spread.........................     3.85%       3.63%       3.27%
Basic earnings per share....................     $0.65       $0.79       $0.67
Diluted earnings per share..................     $0.64       $0.79       $0.67
Balance Sheet and Other Key Ratios:
Nonperforming assets to total assets........      .42%        .15%        .20%
Nonperforming loans to total loans..........      .64%        .14%        .40%
Net loan charge-offs to average loans.......    (.51)%      (.11)%      (.03)%
Allowance for loan losses to total loans....     1.30%        .78%        .87%
Allowance for loan losses to nonperforming
     loans..................................      205%        555%        218%
Average stockholders' equity to average
     total assets...........................     7.41%       8.34%       8.69%
--------------------

(1) Includes recognizable loan fees of $1.0 million, $1.3 million and $559,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(2) Based on total common shares outstanding of 2,338,720.

Overview

Net income for 1997 was $1.5 million, or basic earnings per share of $0.65, compared with $1.8 million, or basic earnings per share of $0.79, in 1996 and $1.2 million, or basic earnings per share of $0.67, in 1995. The Company's performance for 1997 was impacted by a $1.9 million increase in its loan loss provision resulting from questionable loan practices by a loan officer dismissed during 1997. See Item 3 of Part I, "Legal Proceedings."

In addition to the increased loan loss provision, the Company's 1997 results reflected the following highlights:

o Net interest income grew 28 percent and net interest margin improved 22 basis points, to 4.31 percent, primarily as a result of loan growth and improved loan yields.

o Noninterest income grew 17 percent. The increase was primarily attributable to fee income from BNC--North Dakota's Financial Services division.

o Noninterest expenses grew 20 percent due to increases in salaries and benefits, depreciation and amortization and occupancy costs related to acquisitions in late 1996 and 1997.

Results of Operations

Net Interest Income. Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of rates earned on those assets, the volume and mix of interest-bearing liabilities, and the level of rates paid on those liabilities.

The following table sets forth, for the periods indicated, certain information relating to BNC's average balance sheets and reflects the yield on average assets and costs of average liabilities. Such yields and costs are derived by dividing income and expense by the average balance of assets and liabilities. No tax equivalent adjustments were made, and all average balances have been derived from monthly averages which are indicative of daily averages.


             Analysis of Average Balances, Interest and Yields/Rates


                                                                    For the Years ended December 31,
                                         -----------------------------------------------------------------------------------------
                                                     1997                           1996                         1995
                                         -----------------------------  ----------------------------  ----------------------------
                                                   Interest  Average               Interest Average            Interest   Average
                                         Average   earned    yield or    Average   earned   yield or Average   earned     yield or
                                         balance   or paid   cost        balance   or paid  cost     balance   or paid     cost
                                         -------   --------  --------   --------   -------- -------  -------   -------    --------
                                                                             (dollars in thousands)
                                         -------   --------  --------   --------   -------- -------  -------   -------    --------
Assets
   Federal funds sold................    $  5,650  $   306     5.42%     $ 2,714    $  145   5.34%    $11,348     $  651   5.74%
   Taxable investments...............      64,778    4,132     6.38%      66,547     4,359   6.55%     52,154      3,213   6.16%
   Tax-exempt investments............       1,196      100     8.36%       1,090        70   6.42%      1,705        134   7.86%
   Loans (1).........................     223,486   22,003     9.85%     171,780    16,383   9.54%    117,773     11,285   9.58%
   Allowance for loan losses........      .(2,298)      --                (1,265)        -             (1,117)        -
                                          -------  -------              --------    ------            -------     ------
     Total interest-earning assets(2)     292,812   26,541     9.06%     240,866    20,957   8.70%    181,863     15,283   8.40%
   Noninterest-earning assets:
     Cash and due from banks.........       6,039                          5,240                        5,290
     Other...........................      16,196                         13,393                       10,095
                                          -------                       --------                      -------
       Total assets..................    $315,047                       $259,499                     $197,248
                                         ========                       ========                     ========

Liabilities and Stockholders' Equity
   Deposits:
     NOW and money market accounts...     $50,582  $ 1,580     3.12%     $38,920    $1,004   2.58%    $38,941     $1,187   3.05%
     Savings.........................       8,904      206     2.31%       8,498       196   2.31%      7,598        217   2.86%
   Certificates of deposit:
     Under $100,000..................     127,092    7,110     5.59%     124,682     7,055   5.66%     93,983      5,456   5.81%
     $100,000 and over...............      41,581    2,386     5.74%      25,499     1,483   5.82%     15,486        942   6.08%
                                          -------  -------              --------    ------            -------     ------
   Total interest-bearing deposits...     228,159   11,282     4.95%     197,599     9,738   4.93%    156,008      7,802   5.00%
   Short-term borrowings:
     Securities and loans sold under
       agreements to repurchase and
       federal funds purchased.......       7,262      413     5.69%       7,340       408   5.56%      3,546        172   4.85%
     FHLB notes payable..............      15,468      881     5.70%       7,192       406   5.65%      3,483        231   6.63%
   Long-term borrowings..............      16,062    1,339     8.34%       7,027       555   7.90%      3,499        337   9.63%
                                          -------  -------              --------    ------            -------     ------
       Total interest-bearing liabilities 266,951   13,915     5.21%     219,158    11,107   5.07%    166,536      8,542   5.13%
Noninterest-bearing demand accounts..      20,357                         15,147                       13,233
                                          -------                       --------                      -------
       Total deposits and interest-bearing
          liabilities................     287,308                        234,305                      179,769
Other noninterest-bearing liabilities       4,392                          3,539                        3,208
                                          -------                       --------                      -------
       Total liabilities.............     291,700                        237,844                      182,977
Stockholders' equity.................      23,347                         21,655                       14,271
                                          -------                       --------                      -------
       Total liabilities and stockholders'
            equity...................    $315,047                       $259,499                     $197,248
                                         ========                       ========                     ========
Net interest income..................              $12,626                          $9,850                        $6,741
                                                   =======                          ======                        ======
Net interest spread..................                         3.85%                          3.63%                         3.27%
                                                             ======                         ======                        ======
Net interest margin..................                         4.31%                          4.09%                         3.71%
                                                             ======                         ======                        ======
Ratio of average interest-earning assets
   to average interest-bearing
   liabilities.......................     109.69%                        109.91%                       109.20%
                                          =======                       ========                      =======

--------------------

(1) Interest income does not include loan origination fees other than those amortized and included as an adjustment to loan yield as required under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Average nonaccrual loans are included in average loans outstanding.

(2) Yields do not include adjustments for tax exempt interest because such interest is not material.

The following table illustrates, for the periods indicated, the dollar amount of changes in BNC's interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. Changes in net interest income due to both volume and rate have been included in the changes due to rate:

                   Analysis of Changes in Net Interest Income


                                          For the Years Ended December 31,
                                 ----------------------------------------------
                                 1997 Compared to 1996    1996 Compared to 1995
                                 ----------------------   ---------------------
                                 Change Due to            Change Due to
                                 -------------            -------------
                                 Volume   Rate   Total    Volume   Rate   Total
                                 ------- ------ -------  -------- ------- -----
                                                  (in thousands)
                                 ------- ------ -------  -------- ------- -----

Interest-Earning Assets
   Federal funds sold............$  157  $   4  $  161  $ (496) $  (10) $  (506)
   Investments...................  (109)   (88)   (197)    856     226    1,082
   Loans......................... 4,931    689   5,620   5,175     (77)   5,098
                                 ------  -----  ------  ------  ------  -------
      Total increase in interest
          income................. 4,979    605   5,584   5,535     139    5,674
                                 ------  -----  ------  ------  ------  -------
Interest-Bearing Liabilities
   NOW and money market
      accounts.................     301    275     576      (1)   (182)    (183)
   Savings.....................       9      1      10      26     (47)     (21)
   Certificates of Deposit:
      Under $100,000...........     136    (81)     55   1,782    (183)   1,599
      $100,000 and over........     935    (32)    903     609     (68)     541
   Short-term borrowings:
      Securities and loans sold
         under agreements to
         repurchase and federal
         funds purchased.......      (4)     9       5     184      52      236
      FHLB notes payable.......     467      8     475     246     (71)     175
   Long-term borrowings........     714     70     784     340    (122)     218
                                 ------  -----  ------  ------   ------  ------
      Total increase (decrease)
         in interest expense...   2,558    250   2,808   3,186    (621)   2,565
                                 ------  -----  ------  ------   ------  ------
      Increase (decrease) in net
         interest income....... $ 2,421 $  355 $ 2,776 $ 2,349  $  760  $ 3,109
                                 ======  =====  ======  ======   ======  ======

Year ended December 31, 1997 compared to year ended December 31, 1996. Net interest income increased $2.7 million, or 27 percent, to $12.6 million as compared to $9.9 million. Net interest spread and net interest margin improved 22 basis points to 3.85 and 4.31 percent, respectively. The following condensed information summarizes the major factors combining to create this improvement in net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors:

                          Net Interest Income Analysis


                                             For the Years Ended
                                                 December 31,          Change
                                              -----------------  --------------_
                                               1997       1996    Amount     %
                                              -------   -------  -------  ------
                                                 (amounts in
                                                   millions)

Total interest income increased.............. $  26.5   $  21.0   $  5.5     26%
   Due to:
     Increase in average earning assets...... $ 292.8   $ 240.9   $ 51.9     22%
     Improved yield on earning assets........   9.06%     8.70%    0.36%      4%
   Driven by:
     Increase in average loans (a)........... $  223.5  $ 171.8   $ 51.7     30%
     Improved yield on loans (b).............    9.85%    9.54%    0.31%      3%
     Mix change in earning asset portfolio --
       Average loans as a percent of total
            interest-earning assets (c)......      76%      71%       5%      7%
Total interest expense increased............. $   13.9  $  11.1   $  2.8     25%
   Due to:
     Increase in average interest-bearing
        liabilities.......................... $  267.0  $ 219.2   $ 47.8     22%
     Increased cost on interest-bearing
        liabilities..........................    5.21%    5.07%    0.14%      3%
   Driven by:
     Increase in average interest-bearing
        deposits(d).......................... $  228.2  $ 197.6   $ 30.6     15%
     Increase in cost of interest-bearing
        deposits (e).........................    4.95%    4.93%    0.02%      0%
     Increase in average borrowings (f)...... $   38.8  $  21.6   $ 17.2     80%
     Increase in cost of borrowings (g)......    6.79%    6.35%    0.44%      7%
     Mix change in interest-bearing liability
     portfolio --
       Average borrowings as a percent of
            total interest-bearing
            liabilities (h)..................      15%      10%       5%     50%

--------------------

(a) Loan growth primarily attributable to loans made to customers in the Minnesota market area.

(b) 25 basis point increase in prime rate in early 1997 and increased volume in asset-based loans at BNC Financial.

(c) Loan growth caused a larger percentage of the earning asset portfolio to be comprised of loans which have higher yields than investments.

(d) Deposit growth from both BNC--North Dakota and BNC--Minnesota, primarily money market deposit accounts.

(e) Decreased costs on time certificates of deposit (caused by lower renewal rates) were offset by increased costs on interest-bearing checking and money market deposit accounts (caused by increased volume in higher tier/higher rate, primarily commercial, money market deposit accounts).

(f) The Company relied more heavily on borrowings to fund growth, including increased Federal Home Loan Bank ("FHLB") borrowings. Increase also reflects issuance of the Company's 8 5/8 percent subordinated notes (the "Subordinated Notes") in May 1997. See Note 8 to the Consolidated Financial Statements included under Item 7.

(g) Higher overall average costs on federal funds purchased and FHLB borrowings coupled with higher costs on long-term borrowings due to increase in prime rate and the issuance of the Subordinated Notes. See (f).

(h)  Increased    reliance   on   borrowings   caused   higher   percentage   of
     interest-bearing liabilities portfolio to be comprised of borrowings with higher average costs than interest-bearing deposits.

Although costs on interest-bearing liabilities increased slightly, the Company's cost of total deposits, with noninterest-bearing deposits included, decreased 4 basis points to 4.54 percent due to an increase in the ratio of noninterest-bearing deposits to total deposits. See "--Financial Condition--Deposits."

Year ended December 31, 1996 compared to year ended December 31, 1995. Net interest income increased $3.2 million, or 48 percent, to $9.9 million as compared to $6.7 million. Net interest spread and net interest margin improved 36 and 38 basis points to 3.63 and 4.09 percent, respectively. The following condensed information summarizes the major factors combining to create this improvement in net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors:

                          Net Interest Income Analysis


                                             For the Years Ended
                                                December 31,          Change
                                              ----------------   ---------------
                                               1996      1995     Amount     %
                                              -------   ------    ------- ------
                                                 (amounts in
                                                   millions)

Total interest income increased.............. $  21.0   $  15.3   $  5.7    37%
   Due to:
     Increase in average earning assets...... $ 240.9   $ 181.9   $ 59.0    32%
     Improved yield on earning assets........   8.70%     8.40%    0.30%     4%
   Driven by:
     Increase in average loans (a)........... $ 171.8   $ 117.8   $ 54.0    46%
     Improved yield on investments (b).......   6.55%     6.21%    0.34%     5%
     Mix change in earning asset portfolio --
       Average loans as a percent of total
             interest-earning assets (c).....     71%       65%       6%     9%
Total interest expense increased............. $  11.1   $   8.5    $ 2.6    31%
   Due to:
     Increase in average interest-bearing
        liabilities.......................... $ 219.2   $ 166.5   $ 52.7    32%
     Offset by decrease in cost of interest-
        bearing liabilities..................   5.07%     5.13%  (0.06)%   (1)%
   Driven by:
     Increase in average interest-bearing
        deposits (d)......................... $ 197.6   $ 156.0   $ 41.6    27%
     Decrease in cost of interest-bearing
        deposits (e).........................   4.93%     5.00%  (0.07)%   (1)%
     Increase in average borrowings (f)...... $  21.6   $  10.5   $ 11.1   106%
     Decrease in cost of borrowings (g)......   6.35%     7.03%  (0.68)%  (10)%
     Mix change in interest-bearing liability
     portfolio --
       Average time deposits as a percent
          of total interest-bearing
          deposits (h).......................     76%       70%       6%     9%
       Average borrowings as a percent of
          total interest-bearing
          liabilities (i)....................     10%        6%       4%    67%
--------------------

(a) Loan growth attributable to loans made to customers in the Minnesota and North Dakota market areas.

(b)  Higher   average   yields  on  securities   available  for  sale  in  1996,
     particularly   U.S.   government   agencies   securities,   mortgage-backed
     securities and collateralized mortgage obligations.

(c) Loan growth caused a larger percentage of the earning asset portfolio to be comprised of loans which have higher yields than investments.

(d) Deposit increase at BNC--North Dakota due to internal deposit growth during 1996 and branch acquisition in August 1995 ($104.8 million in deposits acquired), offset by deposits sold with Farmers & Merchants Bank of Beach ("FMB") in October 1995 ($39.3 million). See Note 2 to the Consolidated Financial Statements included under Item 7.

(e) Rates on savings, interest-bearing checking and money market deposits were reduced during 1996. Lower average costs were also recorded on time deposits due to decreased renewal rates on time deposits acquired in the August 1995 branch acquisition. See (d).

(f) The Company relied more heavily on borrowings to fund growth, including loan growth at BNC Financial.

(g) Decrease primarily attributable to lower cost on long-term borrowings during 1996.

(h) The majority of the deposits acquired in the August 1995 branch acquisition were time deposits causing a mix change in the deposit portfolio. See (d). This mix change reduced the impact of the quite significant cost decreases realized in the various deposit categories.

(i) Increased borrowings during 1996 caused a higher percentage of the interest-bearing liabilities portfolio to be comprised of borrowings with higher average costs than interest-bearing deposits. This also reduced the impact of the significant cost decreases realized in the various deposit categories.

Although costs on interest-bearing deposits decreased 7 basis points, the Company's cost on total deposits, with noninterest-bearing deposits included, decreased only 3 basis points to 4.58 percent due to a decrease in the ratio of noninterest-bearing deposits to total deposits. See "--Financial Condition--Deposits."

Management cannot predict, with any degree of certainty, prospects for net interest income in future periods. Intense competition for bank customers can squeeze bank net interest margins. In addition, the monetary policies of the FRB and other factors can impact interest rates which can materially affect the operating results of commercial banks. See "Supervision and Regulation--Monetary Policy" included under Item 1 of Part I and "--Financial Condition--Liquidity, Market and Credit Risk." BNC will continue to focus on expansion of its product and service offerings in order to supplement earnings from core banking activities. See "--Noninterest Income."

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

The provision for loan losses for the year ended December 31, 1997 was $2.6 million as compared to $739,000 in 1996 and $168,000 in 1995. The increased loan loss provision in 1997 was attributable to questionable loan practices by a former loan officer at BNC--North Dakota. See Item 3 of Part I, "Legal Proceedings." The increase in the loan loss provision in 1996 as compared to 1995 was attributable to loan growth. The provision was increased so that the Company's allowance for loan losses would keep pace with the increase in outstanding loans. Management believes the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio at December 31, 1997. See "--Financial Condition--Loan Portfolio--Allowance for Loan Losses."

Noninterest Income. The following table presents, for the periods indicated, the major categories of the Company's noninterest income as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations following the table:

                               Noninterest Income


                                                        Increase (Decrease)
                                                 -------------------------------
                            For the Years Ended
                                December 31,       1997 - 1996      1996 -1995
                          ---------------------- --------------- ---------------
                            1997    1996   1995     $       %       $       %
                          ------- ------- ------ ------- ------   -----  -------
                                (in thousands)

Loan fees ............... $ 1,018 $ 1,276 $  559 $ (258) (20)%(a) $717   128%(a)
Service charges..........     471     418    401     53    13%      17     4%
Rental income............      56      34     37     22    65%      (3)  (8)%
Net gain (loss) on sales
   of securities (b).....       8      19    (18)   (11) (58)%      37   206%
Other noninterest income.     890     349    757     541  155%(c) (408) (54)%(d)
                         -------- ------- ------- ------          ----
Total noninterest income.$  2,443 $ 2,096 $1,736  $  347   17%    $360    21%
                         ======== ======= ======= ======          =====
--------------------

(a) The Company recognized fees on several large commercial loans originated and sold without recourse during 1996. A significant portion of the loan fee income recognized by the Company results from the origination and subsequent sale, without recourse, of large commercial loans. Management cannot predict with any degree of certainty the amount of loans which will be originated and related loan fees which will be recognized in future periods.

(b) For the year ended December 31, 1997, proceeds from sales of securities available for sale were $27.2 million with resultant gross gains and losses of $40,000 and $32,000, respectively. In 1996, the proceeds from sales of securities available for sale were $48.7 million with resultant gross gains and losses of $32,000 and $13,000, respectively. In 1995, the proceeds from sales of securities available for sale were $89.1 million with resultant gross gains and losses of $5,000 and $23,000, respectively.

(c) A number of factors combined to cause this increase. The most significant were as follows:

     (i) Approximately $242,000 was attributable to the activities of BNC--North Dakota's Financial Services division which recorded $370,000 from commission income on the sale of nondeposit investments, trust fee income, tax preparation and other activities in 1997 as compared to $128,000 in commission income on the sale of nondeposit investments in 1996. Additional increases in noninterest income for this division are expected during 1998 due to the recent business combination with Lips & Lahr. See Note 2 to the Consolidated Financial Statements included under Item 7.

     (ii) $79,000 was attributable to increased income from automated teller machines ("ATMs"). The Company was operating more ATMs during 1997 than in previous years.

     (iii)$72,000 represents a portion of the payment of $762,000 received from the Company's fidelity bond carrier. See Item 3 of Part I, "Legal Proceedings" and "--Noninterest Expense."

     (iv) $49,000 was attributable to a gain on the sale of farmland held as other real estate owned.

          Items (iii) and (iv) could be considered to be nonrecurring in nature.

(d) The total for 1995 included a $316,000 gain on the sale of FMB. Additionally, commission income on sales of nondeposit investments decreased $135,000 in 1996 as compared to 1995 because of a reduction in staffing in the nondeposit investment sales area during 1996. These items were offset by smaller increases in other miscellaneous fee income and income derived from the consulting activities of BNC Financial (acquired in May 1996).

Noninterest Expense. The following table presents, for the periods indicated, the major categories of the Company's noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations below the table:

                               Noninterest Expense


                                                        Increase (Decrease)
                                                 -------------------------------
                           For the Years Ended
                               December 31,        1997 - 1996     1996 - 1995
                         ----------------------- --------------- ---------------
                           1997    1996    1995     $       %       $      %
                         ------- ------- ------- ------ -------- ------ --------
                              (in thousands)

Salaries and employee
   benefits............. $ 5,234 $ 4,311 $ 3,352 $  923   21%(a) $ 959    29%(a)
Depreciation and
   amortization.........   1,217     980     619    237   24%(b)   361    58%(b)
Occupancy...............     888     675     413    213   32%(c)   262    63%(c)
Office supplies,
   telephone and
   postage .............     575     505     521     70   14%(d)   (16)  (3)%
Professional services...     528     360     246    168   47%(e)   114    46%(f)
Marketing and promotion      356     352     424      4    1%      (72) (17)%(g)
FDIC and other
   assessments..........     171     239     296    (68)(28)%(h)  (57)  (19)%(h)
Other...................     925     791     640    134   17%(i)   151    24%(i)
                          ------  ------  ------ -------         ------
Total noninterest
   expense.............. $ 9,894 $ 8,213 $ 6,511 $1,681   20%   $ 1,702   26%
                          ====== ======= ======= ======         =======
Efficiency ratio (j)....  65.66%  68.75%  76.81%      (3.09)%         (8.06)%
--------------------

(a) Increases in salaries and employee benefits expense over the three year period are attributable primarily to growth in the number of employees. The Company's average full-time equivalent employees was 124 for 1997 as compared to 105 and 68 for 1996 and 1995, respectively. Additional increases in this category are expected for 1998 due to the recent business combination with Lips & Lahr. See Note 2 to the Consolidated Financial Statements included under Item 7 for a summary of mergers and acquisitions consummated during the three year period ended December 31, 1997. As of March 16, 1998, the Company had 165 full-time equivalent employees.

(b) Depreciation and amortization expenses were as follows for the years ended December 31:


                                            1997      1996     1995
                                           -------  -------  --------
                                                 (in thousands)

Depreciation and amortization on premises,
   leaseholdimprovements and equipment.... $   676  $   499   $   377
Amortization on deferred charges and
   intangible assets......................     541      481       242
                                           -------  -------   -------
      Total............................... $ 1,217  $   980   $   619
                                           =======  =======   =======

     Increases over the three year period for both depreciation and amortization are attributable to growth and acquisitions. Total premises, leasehold improvements and equipment being depreciated/amortized were $10.7, $8.3 and $7.0 million as of December 31, 1997, 1996 and 1995, respectively. Total deferred charges and intangible assets being amortized were $5.8, $5.1, and $4.4 million, respectively, as of the same dates. See Note 2 to the Consolidated Financial Statements included under Item 7 for a summary of mergers and acquisitions consummated during the three year period ended December 31, 1997.

(c) Increases in occupancy expenses are also growth-related. During 1997, the Company operated 12 facilities for the full year (and one additional for a portion of the year) as compared to ten for the full year (and two additional for a portion of the year) in 1996 and three for the full year (and eight additional for a portion of the year) in 1995. As of March 1998, the Company is operating 15 facilities.

(d) Increases in office supplies, telephone and postage are growth-related and can be expected to increase in future periods due to the recent business combination with Lips & Lahr. See Note 2 to the Consolidated Financial Statements included under Item 7.

(e) This increase was mainly attributable to increased legal fees and repossession and collection expenses incurred by BNC--North Dakota. Approximately $139,000 in legal fees and repossession and collection expenses incurred during 1997 were directly related to proceedings against the loan officer dismissed during 1997 and resolution of related loans. See
     (i) below and Item 3 of Part I, "Legal Proceedings." The Company also incurred smaller additional increases in other items in this category including software support fees and other consulting fees.

(f)  Increase was attributable to increased legal fees and increased audit fees.

(g) Increase was mainly attributable to ad campaigns relating to the 1995 branch acquisition and the merger of BNCCORP's two subsidiary banks, Bismarck National Bank and First National Bank of Linton (and the related name change of the surviving bank, BNC National Bank). See Note 2 to the Consolidated Financial Statements included under Item 7.

(h) The reduction in 1996 (as compared to 1995) was caused by the FDIC's reduction in premium rates on SAIF deposits to 0 basis points and a deposit insurance refund paid to SAIF-insured banks upon recapitalization of the SAIF to 1.25 percent of insured deposits. The deposits acquired by BNC--North Dakota in the 1995 branch acquisition are SAIF-insured deposits. See Note 2 to the Consolidated Financial Statements included under Item 7. The reduction in this category for 1997 was expected because the Banks are currently being assessed only for interest payable on FICO bonds.

(i) This category of expenses includes directors fees, blanket bond and other insurance expense, education and development expense, correspondent charges, travel, dues, conventions and other miscellaneous expenses. Increases in each of the two years are primarily growth-related and involve many of the categories in this classification, however, none of the increases in any individual item was of a material nature. Approximately $22,000 of expenses in this category for 1997 were directly related to resolution of matters involving the loan officer dismissed during 1997. In total, the Company incurred approximately $161,000 in expenses related to this matter ($124,000 legal, $15,000 repossession and collection and $22,000 other miscellaneous expenses). See (e) above.

(j) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

Year 2000 Issue. As with other entities in the financial services industry, the Company recognizes the critical importance of its computer program applications and operating systems in conducting business, and is taking steps to mitigate any potential disruption as a result of Year 2000 Issues. The Company has developed a year 2000 plan and expects to have the awareness and assessment phases completed by March 31, 1998, with renovation occurring the remainder of 1998. Validation is currently underway and will continue rigorously through the year 2000, with specific compliance benchmarks/targets achieved by December 31, 1998. A separate testing/training facility will be completed by May 31, 1998 and will be utilized extensively for validation purposes. The Company is also communicating with vendors, regulatory agencies and peers in coordinating year 2000 conversion efforts.

The Company has not incurred significant costs prior to December 31, 1997 other than internal costs to begin evaluation of the extent of year 2000 compliance issues and developing a remediation plan. Total year 2000 project costs are estimated to be $200,000 to $400,000 and are expected to be incurred during the period beginning January 1, 1998 and continuing into the year 2000. Applicable costs will be expensed as incurred, unless new software is purchased which will be capitalized.

The costs of the year 2000 project and the date on which the Company plans to complete year 2000 phases and modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Income Taxes. The following table presents, for the periods indicated, the Company's income before income taxes, applicable income taxes, and effective tax rates:


                                         For the Years Ended December 31,
                                   ---------------------------------------------
                                      1997             1996             1995
                                   -----------      -----------     ------------
                                                       (in thousands)
Income before income taxes........ $     2,556      $     2,994     $      1,798
Applicable income taxes...........       1,044            1,147              641
Effective tax rates................      40.8%            38.3%            35.7%

Tax expense for 1997 includes more expense related to taxable income derived from BNC--Minnesota. BNC--Minnesota is subject to higher state tax rates and is disallowed the state deduction for federal taxes.

The tax expense for 1995 included a more significant benefit for tax-exempt income.

Financial Condition

Investment Securities. BNC's investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash-flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements, and manage asset diversification. In managing the portfolio and the composition of the entire balance sheet, the Company seeks a balance among earnings, credit and liquidity considerations, with a goal of maximizing the longer-term overall profitability of the Company.

Investments are centrally managed in order to maximize compliance (federal laws and regulations place certain restrictions on the amounts and types of investments BNC may hold) and effectiveness of overall investing activities. BNC's liquidity is monitored and managed and the maturity dates of the Company's investments are structured to maintain necessary liquidity. See "--Liquidity, Market and Credit Risk--Liquidity Risk Management." However, the primary goal of BNC's investment policy is to maintain an appropriate relationship between assets and liabilities while maximizing interest rate spreads. Accordingly, BNC monitors the sensitivity of its assets and liabilities to changes in interest rates and maturities and directs the Company's overall acquisition and allocation of funds. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management."

The following table presents the composition of the investment portfolio by major category as of the dates indicated:

                        Investment Portfolio Composition


                                                 December 31,
                           -----------------------------------------------------
                                  1997              1996              1995
                           ----------------- ----------------- -----------------
                                    Estimated         Estimated        Estimated
                                      Fair             Fair             Fair
                          Amortized  Market Amortized Market  Amortized Market
                             Cost    Value    Cost    Value     Cost    Value
                           -------- -------- -------- -------- -------- --------
                                               (in thousands)
Available for Sale:
U.S. Treasury securities...$ 12,489 $ 12,532 $ 13,814 $ 13,856 $ 25,041 $ 25,101
U.S. government agency
   mortgage-backed
   securities..............  32,136   32,236    9,555    9,559    4,798    4,843
U.S. government agencies
   securities..............  20,039   20,006    3,633    3,642    7,513    7,520
Collateralized mortgage
   obligations.............  21,291   21,325   23,898   23,855   44,800   44,803
State and municipal bonds..   1,166    1,289      759      800    1,162    1,264
Equity securities..........   7,236    7,236    7,773    7,779   10,882   10,885
                            -------- -------- -------- -------- -------- ------
Total investments..........$ 94,357 $ 94,624 $ 59,432 $ 59,491 $ 94,196  $94,416
                            ======== ======== ======== ======== ======== =======

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in the Company's investment portfolio at December 31, 1997:

                                 Investment Portfolio -- Maturity and Yields

                                                                  Maturing
                                           After 1 but     After 5 but
                           Within 1 year  within 5 years  within 10 years  After 10 years          Total
                           -------------- --------------  ---------------  ----------------  --------------------
                           Amount  Yield(1)Amount Yield(1)Amount  Yield(1) Amount   Yield(1) Amount   Yield(1)
                           ------  ------ ------- ------  ------  ------   -------  -------  -------  ------
Available for Sale: (2)                              (dollars in thousands)
U.S. Treasury securities...$2,502   6.12% $ 9,987  5.88%  $ --      -- %  $  --       -- %  $12,489   5.93%
U.S. government agency
  mortgage-backed
  securities (3)........... 1,056   6.45%   2,500  6.84%   5,543   6.45%   23,037    7.18%   32,136   7.00%
U.S. government agencies
  securities...............10,429   5.48%   9,610  6.77%      --    -- %       --     -- %   20,039   6.10%
Collateralized mortgage
  obligations (3)..........    --    -- %   1,258  5.70%   5,456   6.11%   14,577    6.42%   21,291   6.30%
State and municipal bonds..    45   7.05%     145  8.43%     628  11.52%      348    5.46%    1,166   9.15%
                           ------  ------ ------- ------  ------  ------  -------  -------  -------  ------
  Total book value of
    investment securities $14,032  5.67%  $23,500  6.35% $11,627  6.56%   $37,962    6.87%  $87,121   6.50%
                           ====== ======  ======= ======  ======  ======  =======  =======  -------  ------
Unrealized holding gain on
  securities available for
  sale....................                                                                      267
Equity securities..........                                                                 $ 7,236   6.89%
                                                                                            -------  ------
Total investment in securities
  available for sale and held to
    maturity..............                                                                  $94,624   6.51%(4)
                                                                                            =======  ======

--------------------

(1) Yields do not include adjustments for tax exempt interest because such interest is not material; yields also do not reflect changes in fair value that are reflected as a separate component of stockholders' equity (except as noted in (4) below).

(2)  Based on amortized cost/book value.

(3)  Maturities  of  mortgage-backed   securities  and  collateralized  mortgage
     obligations are based on contractual maturities.

(4) Yield reflects changes in fair value that are reflected as a separate component of stockholders' equity.

As of December 31, 1997, BNC had $94.6 million of securities in the investment portfolio as compared to $59.5 and $94.4 million for the years ended December 31, 1996 and 1995, respectively. During 1997, the Company increased its holdings in U.S. government agencies securities by $16.4 million. As part of its interest rate risk management strategy, the Company also purchased $18.8 million of long-term Government National Mortgage Association ("GNMA") securities. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management." The decrease in investment securities in 1996 (as compared to 1995) resulted from the transfer of funds from investments to loans as the company funded the significant loan growth experienced during 1996. See "Results of Operations--Net Interest Income" and "--Loan Portfolio." Investments accounted for 26, 21 and 39 percent of total assets as of December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, BNC held no securities of any single issuer, other than the U.S. Treasury and U.S. government agencies securities, that exceeded ten percent of stockholders' equity. A significant portion of the Company's investment securities portfolio (approximately 85 percent at December 31, 1997) is pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Loan Portfolio. The Company's primary source of income is interest earned on loans. The Company's loan portfolio has grown significantly during the past three years as a result of BNC's strategy of increasing the amount of high quality loans outstanding to increase net interest income. Net loans increased $30.7 million, or 15 percent, to $232.1 million at December 31, 1997 as compared to $201.4 million at December 31, 1996. In 1996, net loans increased $81.8 million, or 68 percent, as compared to December 31, 1995. The following table presents the composition of the Company's loan portfolio as of the dates indicated:

                                             Loan Portfolio Composition

                                                                        December 31,
                                     1997             1996              1995               1994                1993
                             ------------------ ---------------- ------------------ ------------------- ------------------
                              Amount       %     Amount     %      Amount     %       Amount       %      Amount      %
                             --------  -------- -------  -------  -------- -------- ---------  -------- --------- --------
                                                                     (dollars in thousands)
Commercial and industrial(1) $111,429     48.0  $94,701     47.0   $41,639     34.8 $  39,218      35.9 $  23,011      27.8
Agricultural............       21,064      9.1   20,673     10.3    18,046     15.1    22,144      20.2    16,101      19.5
Real estate-mortgage....       56,875     24.5   47,451     23.6    36,606     30.6    32,805      30.0    31,655      38.2
Real estate-construction       18,215      7.8    8,806      4.4     5,884      4.9     3,992       3.6     4,462       5.4
Consumer................       18,726      8.0   18,734      9.3     9,960      8.3     9,331       8.5     4,937       6.0
Lease financing.........        9,211      4.0   12,970      6.4     8,660      7.2     3,076       2.8     3,324       4.0
                             -------- --------  -------  -------  -------- -------- --------- --------- ---------  --------
Total face amount of loans    235,520    101.4  203,335    101.0   120,795    100.9   110,566     101.0    83,490     100.9
Deferred loan fees and costs     (320)    (0.1)    (338)    (0.2)     (112)    (0.1)      (95)     (0.1)        --        --
                             -------- --------  -------  -------  -------- -------- --------- --------- ---------  --------
Loans...................      235,200    101.3  202,997    100.8   120,683    100.8   110,471     100.9    83,490     100.9
Less allowance for loan
   losses...............       (3,069)    (1.3)  (1,594)    (0.8)   (1,048)    (0.8)   (1,021)     (0.9)     (713)     (0.9)
                             -------- --------  -------  -------  -------- -------- --------- --------- ---------  --------
Net loans...............     $232,131    100.0  $201,403   100.0  $119,635    100.0 $109,450      100.0 $ 82,777     100.00
                             ======== ========  =======  =======  ======== ======== ========= ========= =========  ========

--------------------

(1) The commercial and industrial loan category includes asset-based loans totaling $15.1 and $5.6 million at December 31, 1997 and 1996, respectively.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in the Company's loan portfolio. Material changes are discussed in lettered explanations below the table:


                      Change in Loan Portfolio Composition

                                               Increase (Decrease)
                                 -----------------------------------------------
                                      1997 - 1996             1996 - 1995
                                 --------------------   -----------------------
                                     $          %            $           %
                                 --------- ----------   ----------  -----------
                                              (dollars in thousands)

Commercial and industrial........$ 16,728     18% (a)   $  53,062      127% (a)
Agricultural.....................     391      2%           2,627       15%
Real estate--mortgage............   9,424     20% (b)      10,845       30% (b)
Real estate--construction........   9,409    107% (c)       2,922       50%
Consumer.........................      (8)     0%           8,774       88% (d)
Lease financing..................  (3,759)  (29)%           4,310       50%
                                  -------               ---------
Total face amount of loans.......  32,185     16%          82,540       68%
Deferred loan fees and costs.....      18      5%            (226)   (202)%
                                  -------               ---------
Loans............................  32,203     16%          82,314       68%
Allowance for loan losses........  (1,475)  (93)%            (546)    (52)%
                                  -------               ---------
Net Loans........................ $30,728     15%       $  81,768       68%
                                  =======               =========

--------------------

(a) Commercial and industrial - Increases are attributable to commercial loan volume generated out of both the North Dakota and Minnesota market areas during 1996 and primarily the Minnesota market area during 1997.

(b) Real estate--mortgage - Increases are attributable to loan volume generated out of both the North Dakota and Minnesota market areas during 1996 and primarily the North Dakota market area during 1997.

(c) Real   estate--construction   -  Increase  is   attributable   primarily  to
    construction loan volume generated out of the Minnesota market area during 1997.

(d) Consumer - Increase is attributable to consumer loan volume generated out of both the North Dakota and Minnesota market areas during 1996.

While prospects for continued loan growth appear favorable, particularly in the Minnesota market, management cannot predict with any degree of certainty the Company's future loan growth potential.

Credit Policy and Approval Procedures. BNC follows a uniform credit policy that sets forth underwriting and loan administration criteria. The loan policy, including lending guidelines for the various types of credit offered by the Company, is established by the Board of Directors (the "Board") based upon the recommendations of senior lending management and the executive credit committee (comprised of BNCCORP's President, Executive Vice President for Banking Operations, Chief Credit Officer, and/or other officers as deemed appropriate (the "Loan Committee")). The loan policy is reviewed and reaffirmed by the Board at least annually. Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral.

The Company delegates lending decision authority among various lending officers and the Loan Committee based on the size of the customer's credit relationship with BNC. The following table summarizes the current levels of lending authority at each of the Banks and BNC Financial:

                            Lending Authority Limits


                                       BNC--North
                                         Dakota     BNC--Minnesota BNC Financial
                                       ----------   -------------  -------------
                                                     (in thousands)

Individual officers (maximums)........ $      100     $       300             --
Senior lenders........................        500             500     $      750
Combination of two senior lenders.....      1,000              --             --
BNCCORP's Executive Vice President
  for Banking Operations..............         --           1,000             --
BNCCORP's Chief Credit Officer........      2,000           2,000          1,000
BNC Financial's internal loan
       committee......................         --              --          1,500
Executive Loan Committee (approves
  credits exceeding)..................      2,000           2,000          1,500

All loans and commitments in excess of $300,000 are presented to the Board on a monthly basis for summary review. Any exceptions to loan policies and guidelines are subject to special approval by bank executive lenders or the Loan Committee.

Loan Participations. Pursuant to BNC's lending policy, loans may not exceed 85 percent of bank legal lending limits (except to the extent collateralized by U.S. Treasury securities or bank deposits and, accordingly, excluded from the bank's legal lending limit). To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Banks sell loan participations to outside participants without recourse. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:


                            Loan Participations Sold

                                                  December 31,
                             ---------------------------------------------------
                                1997       1996       1995      1994      1993
                             ---------  ---------  --------- --------- ---------
                                                 (in thousands)

BNC--North Dakota........... $  55,500  $  54,100  $  35,000 $  23,400 $  10,600
BNC--Minnesota..............    10,300      3,200         --        --        --
                             ---------  ---------  --------- --------- ---------
  Total....................  $  65,800  $  57,300  $  35,000 $  23,400 $  10,600
                             =========  =========  ========= ========= =========

The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. The vast majority of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks. See Note 1 to the Consolidated Financial Statements included under
Item 7. Management cannot reliably predict BNC's ability to continue to generate or sell loan participations or the terms of any such sales.

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 1997, total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 1997, the Company identified one concentration of loans exceeding ten percent of total loans and loan commitments outstanding. This concentration was in the construction industry and represented 15.7 percent of total loans and loan commitments outstanding. Loans and commitments in this category were extended to 109 customers who are located in Minnesota, Iowa and North and South Dakota and who can be generally categorized as indicated below:


                                                               Percent of total
                                                                   outstanding
                                               Number of         loans and loan
                                               Customers          commitments
                                            ---------------     ----------------
General building contractors...............              52                 8.2%
Heavy construction, excluding building.....              21                 5.1%
Special trade contractors..................              36                 2.4%
                                            ---------------     ----------------
     Total.................................             109                15.7%
                                            ===============     ================

The contractors are involved in various aspects of the construction industry including highway and street construction, water/sewer drilling, plumbing, heating and air conditioning, commercial painting, electrical, concrete and excavating and foundation contractors. Loans in this category are secured, in many cases, by construction equipment.

The Company continually monitors industry and other credit concentrations as part of its credit risk management strategies. In cases where significant concentrations exist without sufficient diversification and other mitigating factors, BNC generally sells loans without recourse to outside financial institutions. See "--Loan Participations."

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of BNC's portfolio as of December 31, 1997. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:
                             Maturities of Loans (1)


                                                Over 1 Year
                                              Through 5 years     Over 5 Years
                                             ----------------  -----------------
                           Less than Fixed   Floating  Fixed   Floating
                           one year   Rate     Rate     Rate     Rate     Total
                           -------- -------- -------- -------- -------- --------
                                               (in thousands)
Commercial and industrial. $ 47,648 $ 15,927 $ 43,114 $  1,717 $  3,023 $111,429
Agricultural...............  10,772    2,323    2,158    1,467    4,344   21,064
Real estate-mortgage.......   5,708    6,792    8,466   13,348   22,561   56,875
Real estate-construction...   7,005      147    1,782    2,443    6,838   18,215
Consumer...................  10,204    6,940      964      609        9   18,726
Lease financing............   2,618    6,538       --       55       --    9,211
                           -------- -------- -------- -------  -------- --------
Total face amount of loans.$ 83,955 $ 38,667 $ 56,484 $ 19,639 $ 36,775 $235,520
                           ======== ======== ======== ======== ======== ========
--------------------

(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management " for further discussion regarding repricing of loans and other assets.

Nonperforming Loans and Assets. BNC's lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Officer compensation depends, to a substantial extent, on maintaining loan quality and dealing with credit issues in a timely and proactive manner. Lenders are not compensated for growth at the expense of credit quality. Loan officers are responsible for ongoing and regular review of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by the Company's loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the Board receives a listing of all such loans on a monthly basis. The Company also has an annual independent credit review which tests credit quality, compliance with loan policy and documentation for all loans over $100,000 and a sampling of smaller loans.

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for loan losses and certain related ratios:

                              Nonperforming Assets


                                                     December 31,
                                       1997      1996    1995     1994     1993
                                      -------  -------- -------  ------- -------
                                                 (dollars in thousands)
Nonperforming loans:
    Loans 90 days or more delinquent
       and still accruing interest....$ 1,016  $   129  $   290  $    39 $    87
    Nonaccrual loans (1) (2)..........    376       22       71      248   1,338
    Restructured loans (1) (2)........    104      136      119      257     188
                                      -------  -------  -------  -------  ------
       Total nonperforming loans......  1,496      287      480      544   1,613
Real estate acquired by foreclosure...     --      159       --      100     193
                                      -------  -------  -------  -------  ------
    Total nonperforming assets........$ 1,496  $   446  $   480  $   644 $ 1,806
                                      =======  =======  =======  ======= =======
Allowance for loan losses.............$ 3,069  $ 1,594  $ 1,048  $ 1,021 $   713
                                      =======  =======  =======  ======= =======
Ratio of total nonperforming
   loans to total loans...............   .64%     .14%     .40%     .49%   1.93%
Ratio of total nonperforming
   assets to total assets.............   .42%     .15%     .20%     .44%   1.47%
--------------------

(1) If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, additional interest income would have been recognized into earnings in the amount of $30,000 for the year ended December 31, 1997.

(2) The interest income on nonaccrual and restructured loans actually included in the Company's net income was $26,000 for the year ended December 31, 1997.

The increases in the Company's nonperforming loans at December 31, 1997 are largely attributable to the lending activities of the loan officer dismissed during 1997. See Item 3 of Part I, "Legal Proceedings."

Loans 90 days or more delinquent and still accruing interest include loans over 90 days past due which management believes, based on its specific analysis of the loan, do not present doubt about the collection of interest and principal in accordance with the loan contract. Loans in this category must be well-secured and in the process of collection. These loans are monitored closely by BNC lending and management personnel.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well- secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for loan losses as BNC provides for a reserve for accrued interest. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of its original principal will occur.

Other real estate owned represents properties acquired through, or in lieu of, loan foreclosure. Such properties are included in other assets in the balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized / incurred. There were no such properties held at December 31, 1997 or 1995. At December 31, 1996, the Company's investment in such properties was $159,000. That property was sold during 1997 and resulted in a gain of $49,000. See "Results of Operations--Noninterest Income."

Potential Problem Loans. In accordance with accounting standards, the Company identifies loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. BNC generally considers all loans risk-graded 6 (Substandard) and 7 (Doubtful) as well as nonaccrual and restructured loans as impaired. Impaired loans at December 31, 1997, not including the past due, nonaccrual and restructured loans reported above, totaled $11.2 million. A significant portion of these loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that the Company's position as creditor is protected to the fullest extent possible.

Customer Year 2000 Issues. The Company is aware that it could expect increases in problem loans and credit losses in future years if some borrowers, particularly businesses, fail to bring their computer systems into compliance with year 2000 requirements. See "Description of Business--The Year 2000 Issue" included under Item 1 of Part I. BNC has communicated with its customers regarding the importance of the Year 2000 Issue. The Company is also including a year 2000 assessment as part of its credit granting and renewal procedures. At the present time, however, the Company cannot reasonably establish whether its customers will be ready and, as a result, cannot rule out a material adverse impact on the Company.

Allowance for Loan Losses. An allowance for loan losses has been established to provide for those loans which may not be repaid in their entirety. It represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. Loan losses are primarily created from the loan portfolio, but may also be generated from other sources, such as commitments to extend credit, guarantees, and standby letters of credit. The allowance for loan losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. See "Results of
Operations--Provision for Loan Losses." Although a loan is charged-off by management when deemed uncollectible, collection efforts continue and future recoveries may occur.

The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for loan losses. See "--Customer Year 2000 Issues." Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by management and reported to the Company's Board. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require BNC to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes, for the periods indicated, activity in the allowance for loan losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period, and the ratio of the allowance to nonperforming loans:

                      Analysis of Allowance for Loan Losses


                                           For the Years ended December 31,
                                    --------------------------------------------
                                      1997     1996      1995     1994     1993
                                    -------- --------  -------- -------- -------
                                                (dollars in thousands)
Balance of allowance for loan losses
 at beginning period of.............$  1,594 $  1,048  $  1,021  $   713 $1,088
                                    -------- --------  --------  ------- -------
Charge-offs:
    Commercial and industrial.......   1,319      104       114       22    641
    Agricultural....................      --       22       130       --     --
    Real estate-mortgage............      24       --        --       --     --
    Real estate-construction........      --       --        --       --     --
    Consumer........................     107        6         4        1     17
    Lease financing.................     471      218        --       --     --
                                    --------  -------  --------  ------- -------
       Total charge-offs............   1,921      350       248       23    658
                                    --------  -------  --------  ------- -------
Recoveries:
    Commercial and industrial.......     744        5       116      147    192
    Agricultural....................      --      146        84       --     --
    Real estate-mortgage............       9        6         3       --     --
    Real estate-construction........      --       --        --       --     --
    Consumer........................      24       --         4        5      2
    Lease financing.................      --       --        --       --     --
                                    --------  -------  --------  ------- -------
       Total recoveries.............     777      157       207      152    194
                                    --------  -------  --------  ------- -------
Net (charge-offs) recoveries........  (1,144)    (193)      (41)     129   (464)
Provision for loan losses charged
   to operations....................   2,619      739       168      179     89
Allowance attributable to FMB.......      --       --      (100)(a)   --     --
                                    --------  -------  ---------  -------  -----
Balance of allowance for loan
   losses at end of period......... $  3,069 $  1,594 $  1,048  $   1,021 $  713
                                    ========  =======  =======   ========  =====
Ratio of net (charge-offs)
   recoveries to average
   loans...........................   (.51%)   (.11%)    (.03%)      .13% (.62%)
                                    ========  =======  ========  ======== ======
Average gross loans
   outstanding during the
   period.......................... $223,486 $ 171,780 $117,773  $98,749 $75,171
                                    ======== ========= ========  ======== ======
Ratio of allowance for loan
   losses to total loans...........    1.30%      .78%     .87%      .92%   .85%
                                    ======== ========= ========  ======== ======
Ratio of allowance for loan
   losses to nonperforming
   loans...........................   205.00%  555.00%  218.00%   188.00% 44.00%
                                    ======== ========= ========  ======== ======
--------------------

(a) In connection with the sale of FMB in October 1995, $100,000 of the Company's allowance for loan and lease losses, together with approximately $9.2 million of loans originated by FMB, was transferred to Community First Bankshares, Inc.

The increases in the Company's provision for loan losses, charge-offs and recoveries for the year ended December 31, 1997 are primarily attributable to the activities of the loan officer dismissed during 1997. See Item 3 of Part I, "Legal Proceedings." A special $1.9 million provision for loan losses, approximately $1.7 million in loan charge-offs and a recovery of approximately $690,000 included in the 1997 data above relate exclusively to the lending activities of the dismissed officer.

Management regards the allowance for loan losses as a general reserve which is available to absorb losses from all loans. However, for purposes of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents, for the periods indicated, an allocation of the allowance for loan losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.


                                                 Allocation of the Allowance for Loan Losses

                                                                        December 31,
                       -------------------------------------------------------------------------------------------------------------
                                1997                  1996                 1995                   1994                  1993
                       -------------------- ---------------------- -------------------- ---------------------- ---------------------
                                 Loans in              Loans in             Loans in                Loans in             Loans in
                                category as            category as          category as            category as           category as
                                     a                     a                     a                    a                       a
                         Amount  percentage    Amount  percentage    Amount  percentage   Amount   percentage   Amount   percentage
                           of    of total        of     of total       of     of total      of      of total      of      of total
                       allowance gross loans allowance gross loans allowance gross loans allowance gross loans allowance gross loans
                        -------- ----------- --------- ----------- --------- ----------- --------- ----------- --------- -----------
                                                        (dollars in thousands)

Commercial and industrial$ 1,078       47%   $    721        47%   $   355         31%    $    265       35%    $     96       28%
Agricultural......           139        9%        176        10%       318         15%         395       20%         357       19%
Real estate-mortgage         444       24%        306        24%       213         30%         267       30%         169       38%
Real estate-construction     311        8%         57         4%        41          5%          24        4%          33        5%
Consumer..........           174        8%         97         9%        58          8%          52        8%          30        6%
Leasing...........           136        4%         63         6%        41          4%          --        --          --        --
Unallocated.......           787        0%        174         0%        22          7%          18        3%          28        4%
                        -------- ---------   --------  ---------  --------   ---------    --------  --------    -------- ---------
Total.............      $  3,069      100%   $  1,594       100%  $  1,048        100%    $  1,021      100%    $    713      100%
                        ======== =========   ========  =========  ========   =========    ========  ========    ======== =========

Deposits. BNC's core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over and public funds. These deposits, along with other borrowed funds are used by the Company to support its asset base. See "--Borrowed Funds."

The following table sets forth, for the periods indicated, the distribution of BNC's average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations--Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                                        Average Deposits and Deposit Costs

                                                            For the Years Ended December 31,
                            -------------------------------------------------------------------------------------------------
                                         1997                             1996                             1995
                            -------------------------------   -----------------------------   -------------------------------
                                        Percent     Wgtd.                Percent    Wgtd.                 Percent     Wgtd.
                             Average      of         Avg.      Average      of       Avg.      Average       of        Avg.
                             Balance   Deposits      Rate      Balance   Deposits    Rate      Balance    Deposits     Rate
                            ---------  ---------   --------   ---------  --------  --------   ----------  --------   --------
                                                                 (dollars in thousands)

Interest-bearing demand
   deposits...............   $50,582     20.36%      3.12%   $  38,920    18.29%     2.58%   $   38,941    23.01%      3.05%
Savings deposits...........    8,904      3.58%      2.31%       8,498     3.99%     2.31%        7,598     4.49%      2.86%
Time deposits ("CDs"):
CDs under $100,000  .......  127,092     51.14%      5.59%     124,682    58.61%     5.66%       93,983    55.53%      5.81%
CDs $100,000 and over......   41,581     16.73%      5.74%      25,499    11.99%     5.82%       15,486     9.15%      6.08%
                           ---------  ---------              ---------  --------             ----------  --------
Total time deposits........  168,673     67.87%      5.63%     150,181    70.60%     5.69%      109,469    64.68%      5.84%
                           ---------  ---------              ---------  --------             ----------  --------
Total interest-bearing
   deposit.................  228,159     91.81%      4.95%     197,599    92.88%     4.93%      156,008    92.18%      5.00%
Noninterest-bearing demand
   deposits................   20,357      8.19%         --      15,147     7.12%        --       13,233     7.82%         --
                           ---------  ---------              ---------  --------             ----------  --------
Total deposits.............$ 248,516     100.0%      4.54%   $ 212,746    100.0%     4.58%   $  169,241    100.0%      4.61%
                           =========  =========              =========  ========             ==========  ========

In recent years, earning asset growth has outpaced core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "--Borrowed Funds." This trend has been common in the banking industry because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers. As of December 31, 1997, BNC held a total of $7.5 million of brokered certificates of deposit. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. BNC--North Dakota and BNC--Minnesota were both well capitalized at December 31, 1997. See Note 10 to the Consolidated Financial Statements included under Item 7.

Time deposits in denominations of $100,000 and more totaled $36.3 million at December 31, 1997 as compared to $39.7 and $16.6 million at December 31, 1996 and 1995, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 1997:

                                 Time Deposits of $100,000 and Over
                                           (in thousands)

Maturing in:
3 months or less...........................$     17,720
Over 3 months through 6 months.............       5,687
Over 6 months through 12 months............       6,837
Over 12 months.............................       6,090
                                           ------------
    Total..................................$     36,334
                                           ============

From time to time the company may use off-balance-sheet instruments, principally interest rate swaps, to adjust the interest rate sensitivity of on-balance-sheet items, including deposits. During 1997, the Company purchased two such swaps to adjust the interest rate sensitivity of $10 million of two year fixed rate time deposits. The terms of the contracts were as follows:

                               Interest Rate Swaps

                                                   Variable
 Notional                         Fixed-Rate       Rate Paid          Variable
 Amount      Term    Maturity     Received     (as of 9/30/97) (1)   Rate Index
---------- ------- ------------ -------------- ------------------- -------------
$5 million 2 years   3/10/99        6.25%             5.72%        3-Month Libor
$5 million 2 years   4/28/99        6.95%             5.72%        3-Month Libor
--------------------

(1) The swaps were sold in October and November 1997. Gains recognized upon sale of the swaps are being amortized as a reduction of interest expense over the remaining lives of the original swap contracts. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management" and Note 1 to the Consolidated Financial Statements included under Item 7 for further discussion relating to the use of interest rate swaps and the Company's accounting policies relating to such instruments.

Borrowed Funds. BNC uses short-term borrowings to support its asset base. These borrowings include federal funds purchased and U.S. Treasury tax and loan note option accounts, securities sold under agreements to repurchase, and FHLB borrowings. At December 31, 1997, short-term borrowings were $46.5 million, or 14 percent of total liabilities as compared to $11.4 million, or 4 percent of total liabilities, at December 31, 1996 and $1.0 million, or 1 percent of total liabilities, at December 31, 1995. See Note 8 to the Consolidated Financial Statements included under Item 7 for a listing of borrowings outstanding at December 31, 1997 and 1996, including interest rates and terms.

The following table provides a summary of the Company's short-term borrowings and related cost information as of, or for the periods ended, December 31:

                              Short-Term Borrowings


                                                   1997      1996    1995
                                                 --------  ------- --------
                                                    (dollars in thousands)

Short-term borrowings outstanding at period end   $46,503  $11,437  $ 1,000
Weighted average interest rate at period end ..     5.77%    5.60%    6.69%
Maximum month-end balance during the period ...   $46,503  $23,416  $34,648
Average borrowings outstanding for the period .   $22,730  $14,532  $ 7,029
Weighted average interest rate for the period .     5.69%    5.60%    5.74%


As of December 31, 1997, the Company's outstanding long-term debt totaled $21.8 million and included a $3.0 million term loan and $4.4 million on a $12.0 million revolving line of credit from Firstar Bank Milwaukee, N.A. ("Firstar"), the Subordinated Notes ($15.0 million less unamortized discount of $705,000) and an $82,000 capital lease. BNC was in compliance with all related debt covenants at December 31, 1997. See Notes 1 and 8 to the Consolidated Financial Statements included under Item 7 for more details regarding the Company's borrowings, debt covenants and the use of interest rate swaps to adjust the interest rate sensitivity of long-term debt. See also "--Liquidity, Market and Credit Risk--Interest Rate Risk Management."

The Company's increased usage of long-term borrowings ($21.8 million at December 31, 1997 as compared to $10.6 and $3.4 million at December 31, 1996 and 1995, respectively) has been primarily for the purpose of funding the asset-based lending at BNC Financial. As of December 31, 1997, BNC Financial had outstanding loans of $15.1 million. Management anticipates loan growth at BNC Financial could approximate $15 to $20 million during 1998.

Capital Resources and Expenditures. BNC's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital.
Note 10 to the Consolidated Financial Statements included under Item 7 includes a summary of the risk-based and leverage capital ratios of BNC and its subsidiary banks as of December 31, 1997 and 1996. As of each of those dates, BNCCORP and the Banks exceeded capital adequacy requirements and the Banks were considered "well capitalized" under prompt corrective action provisions.

During 1997, the Company completed the remodeling of its Centennial Plaza office building at 116 North 4th Street and construction on a branch office in north Bismarck. There are no major capital expenditures for additional facilities currently planned for 1998.

Liquidity, Market and Credit Risk

The Company's business activities generate, in addition to other risks, significant liquidity, market and credit risks. Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk. Credit risk is the possibility of loss from the failure of a customer to perform according to the terms of a contract. BNC is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

    Cash financial instruments, generally characterized as on-balance-sheet items, include investments, loans, mortgage-based securities, deposits and other debt obligations.

    Credit-related    financial   instruments,    generally   characterized   as
    off-balance-sheet items, include such instruments as commitments to extend credit and standby letters of credit.

    Derivative financial instruments, also generally characterized as off-balance-sheet items, include such instruments as interest rate, foreign exchange, commodity price and equity price contracts, including forwards, swaps and options.

The Company's risk management policies are intended to monitor and limit exposure to liquidity, market and credit risks that arise from each of these financial instruments. See "--Loan Portfolio" for a discussion of the Company's credit risk management strategies.

Liquidity Risk Management. Liquidity risk management encompasses the Company's ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management policies are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 7 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, BNC utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds.
BNC--North Dakota is a member of the FHLB, which affords the Bank the opportunity to borrow funds in terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are collateralized by the Bank's mortgage loans and various securities from the Company's investment portfolio. See "--Investment Securities" and Note 8 to the Consolidated Financial Statements included under Item 7. The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of its Subordinated Notes. See "--Borrowed Funds" and Note 8 to the Consolidated Financial Statements included under Item 7.

The following table sets forth, for the periods indicated, a summary of the Company's major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 7:

                        Major Sources and Uses of Funds


                                               For the Years Ended December 31,
                                              ----------------------------------
                                                1997         1996        1995
                                              --------    ---------  -----------
                                                       (in thousands)
Proceeds from sales and maturities
   of investment securities...................$ 39,226    $  57,553  $   62,763
Net increase in deposits......................  23,054       28,722      20,924
Increase (decrease) in short-term borrowings..  35,066       10,437      (6,360)
Net change in long-term borrowings............  11,151        7,261        (216)
Deposits acquired in branch acquisition (1)...      --           --     104,770
Proceeds from issuance of stock (2)...........      --           --       9,717
Purchases of  investment securities........... (74,121)      22,575)   (138,385)
Net increase in loans......................... (34,124)     (82,664)    (20,272)
Deposits sold with FMB (1)....................      --           --     (39,295)

--------------------

(1) See Note 2 to the Consolidated Financial Statements included under Item 7.

(2) See Note 9 to the Consolidated Financial Statements included under Item 7.

BNC's management measures its liquidity position regularly. Key factors that determine the Company's liquidity are the reliability or stability of its deposit base, the maturity structure and the pledged/nonpledged status of its investments and potential loan demand. BNC's liquidity management system divides the balance sheet into liquid assets, illiquid assets, reliable funds and volatile funds. The four variables and other key factors such as expected loan demand, are tied together to provide a measure of the Company's liquidity. Management has a targeted range and manages its operations such that these targets can be achieved. Management believes that its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event.

Interest Rate Risk Management. Interest rate risk arises from changes in interest rates. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process, conducted under the auspices of the Risk Committee, is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

Movements in interest rates can create fluctuations in the Company's income and economic value due to an imbalance in the repricing or maturity of asset, liability and off-balance-sheet positions. Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.

In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining the Company's interest rate risk position within policy guidelines. Using off-balance-sheet instruments, principally interest rate swaps, the interest rate sensitivity of specific on- balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See "--Deposits," "--Borrowings" and Notes 1 and 8 to the Consolidated Financial Statements included under Item 7 for a summary of interest rate swaps entered into during 1997 and for information relating to the Company's accounting policies pertaining to such instruments. The Company had no interest rate swaps outstanding as of December 31, 1997.

In general, swaps used to adjust the interest rate sensitivity of specific transactions would not need to be replaced at maturity since the corresponding asset or liability will mature along with the swap. However, swaps against asset and liability pools would have an impact on the overall risk position as they mature and might need to be reissued to maintain the same interest rate risk profile. Such swaps could create modest earnings sensitivity to changes in interest rates.

The Company uses a variety of measurement tools to monitor and control the overall interest rate risk exposure of both the on- and off-balance-sheet positions, including interest rate swaps. For each measurement tool, the level of interest rate risk created by the assets, liabilities, equity and off-balance-sheet positions are a function primarily of their contractual interest rate repricing dates and contractual maturity (including principal amortization) dates.

Static gap analysis is one of the tools used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth the Company's rate sensitivity position as of December 31, 1997. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                                       Interest Sensitivity Gap Analysis

                                            Estimated maturity or repricing at December 31, 1997
                                                 0-3       4-12     1-5     Over
                                                months    months   years  5 Years   Total
                                              --------- --------- ------- -------- --------
                                                                (dollars in thousands)
Interest-earning assets:
    Cash equivalents .........................$  2,231  $     --  $    -- $     -- $  2,231
    Investment securities (1) ................  28,937     8,385   44,888   12,414   94,624
    Fixed rate loans (2) .....................   8,694     9,946   38,666   19,638   76,944
    Floating rate loans (2) .................. 147,067     5,900    5,499      110  158,576
                                              --------  --------- ------- -------- --------
       Total interest-earning assets .........$186,929  $ 24,231  $89,053 $ 32,162 $332,375
                                              ========  ========= ======= ======== ========
Interest-bearing liabilities:
    NOW and money market accounts ............$ 66,040  $     --  $    -- $     -- $ 66,040
    Savings ..................................   9,590        --       --       --    9,590
    Time deposits under $100,000 .............  29,958    63,241   30,703    1,163  125,065
    Time deposits $100,000 and over ..........  17,720    12,524    5,985      105   36,334
    Borrowings ...............................  53,950        36       34   14,295   68,315
                                              --------  --------  ------- -------- --------
       Total interest-bearing liabilities ....$177,258  $ 75,801  $36,722 $ 15,563 $305,344
                                              ========  ========  ======= ======== ========
Interest rate gap ............................$  9,671  $(51,570) $52,331 $ 16,599 $ 27,031
                                              ========  ========  ======= ======== ========
Cumulative interest rate gap at
   December 31, 1997..........................$  9,671  $(41,899) $10,432 $ 27,031
                                              ========  ========= ======= ========
Cumulative interest rate gap to total assets .   2.69%   (11.63)%   2.90%    7.51%

--------------------

(1) Investment securities are generally reported in the timeframe representing the earliest of repricing date, call date (for callable securities), estimated life or maturity date. Estimated lives of mortgage-backed securities and collateralized mortgage obligations are based on published industry prepayment estimates for securities with comparable weighted average interest rates and contractual maturities.

(2) Loans are stated gross of the allowance for loan losses and are placed in the earliest timeframe in which maturity or repricing may occur.

The table assumes that all savings and interest-bearing demand deposits reprice in the earliest period presented, however, BNC's management believes a significant portion of these accounts constitute a core component and are generally not rate sensitive. Management's position is supported by the fact that aggressive reductions in interest rates paid on these deposits has not caused notable reductions in balances.

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

The Company's rate sensitivity position is asset sensitive in the immediate short term (0 to 3 months), liability sensitive in the four to twelve month timeframe, and asset sensitive in the longer term (over one year). Asset sensitive means net interest margin is impacted positively during periods of rising interest rates and negatively during periods of falling interest rates. Liability sensitive means net interest margin is impacted negatively during periods of rising rates and positively during periods of falling rates. During periods of rising or falling rates, the negative impacts of rate changes are minimized through restructuring of the Company's balance sheet. For example, in an asset sensitive position, management's response to increases in interest rates is to extend funding to lengthen liabilities and to modify product offerings to shorten asset maturities. In other words, in expectation of rising rates, BNC's marketing and sales force would emphasize floating rate loans, including home equity loans, adjustable rate mortgages and variable rate commercial loans and longer term certificates of deposit and demand deposits. In addition, wholesale funding such as funding through the FHLB and/or brokered certificates of deposit would be extended in term.

Static gap analysis does not fully capture the impact of embedded options, lagged interest rate changes, administered interest rate products, or certain off-balance-sheet sensitivities to interest rate movements. Therefore, this tool cannot be used in isolation to determine the level of interest rate risk exposure in more complex banking institutions.

The Company performs an earnings simulation analysis to identify more dynamic interest rate risk exposures, including embedded option positions. The earnings simulation analysis, which is generally run monthly, estimates the effect that specific interest rate changes would have on 12 months of pretax net interest income. This exercise includes management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, NOW, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and anticipated new business activities is factored into the simulation model.

The Company's general policy is to limit the change in annual net interest income to ten percent for each 100 basis point increase or decrease in rates. As of December 31, 1997, the Company had the following estimated earnings sensitivity profile:


                                                     Total Change in
                                             -----------------------------------
Amount/Frequency of Interest Rate Change     Interest Rates  Net Interest Income
-------------------------------------------- --------------  ------------------
+50 basis points each quarter beginning
   January 1, 1998.........................            +200              +6.34%
+25 basis points April 1 and July 1, 1998..             +50              +1.86%
0..........................................               0                 --
-25 basis points April 1 and July 1, 1998..             -50              -1.86%
-50 basis points each quarter beginning
   January 1, 1998.........................            -200              -6.76%

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of December 31, 1997 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

Forward Looking Statements

Statements included in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and the anticipated impact of the Year 2000 Issue, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated consequences related to the impact of the Year 2000 Issue on the Company or its customers; and other risks which are difficult to predict and many of which are beyond the control of the Company.

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

Recent Accounting Pronouncements

Notes 1, 16 and 17 to the Consolidated Financial Statements included under Item 7 include discussions of recent accounting pronouncements applicable to the activities and financial reporting of BNC.


Item 7.      Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Consolidated Financial Statements:

Report of Independent Public Accountants..................................... 38
Consolidated Balance Sheets -December 31, 1997 and 1996...................... 39
Consolidated Statements of Income - the years ended
   December 31, 1997, 1996 and 1995.......................................... 40
Consolidated Statements of Stockholders' Equity - the periods ended December 31, 1997, 1996 and 1995.................................... 41
Consolidated Statements of Cash Flows - the years ended
   December 31, 1997, 1996 and 1995.......................................... 42
Notes to Consolidated Financial Statements................................... 43

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS



To BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of BNCCORP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   February 18, 1998

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)


                              ASSETS                       1997          1996
                                                      -------------  -----------
CASH AND DUE FROM BANKS.............................. $     13,058   $    5,495
INTEREST-BEARING DEPOSITS WITH BANKS.................        2,231          865
FEDERAL FUNDS SOLD...................................           --        6,900
SECURITIES AVAILABLE FOR SALE (Note 3)...............       94,624       59,491
LOANS AND LEASES, net of allowance for loan losses
    of $3,069 in 1997 and $1,594 in 1996 (Note 4)....      232,131      201,403
PREMISES, LEASEHOLD IMPROVEMENTS AND
    EQUIPMENT, net (Note 5)..........................        8,500        6,657
ACCRUED INTEREST RECEIVABLE..........................        2,865        2,442
OTHER ASSETS.........................................        2,461        1,226
DEFERRED CHARGES AND INTANGIBLE ASSETS, net (Note 6).        4,251        4,079
                                                      -------------  -----------
                                                      $    360,121   $  288,558
                                                      =============  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
    Noninterest-bearing.............................. $     25,795   $   22,218
    Interest-bearing--
        Savings, NOW and money market................       75,630       52,483
        Time deposits $100,000 and over..............       36,334       39,725
        Other time deposits..........................      125,065      125,344
NOTES PAYABLE (Note 8)...............................       68,315       22,052
OTHER LIABILITIES....................................        4,708        4,101
                                                      -------------  -----------
           Total liabilities.........................      335,847      265,923
                                                      -------------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
STOCKHOLDERS' EQUITY (Note 9):
    Preferred stock, $.01 par value, 2,000,000 shares
       authorized; no shares issued or outstanding...           --           --
    Common stock, $.01 par value, 10,000,000 shares
       authorized; 2,364,100 shares issued,
       2,338,720 shares outstanding..................           23           23
    Capital surplus..................................       13,768       13,768
    Retained earnings................................       10,529        9,017
    Treasury stock (25,380 shares)...................         (216)        (216)
    Unrealized holding gain on securities available
       for sale, net of income tax effects of
       $97 and $16 (Note 3)..........................          170           43
                                                      -------------  -----------
           Total stockholders' equity................       24,274       22,635
                                                      -------------  -----------
                                                      $    360,121    $ 288,558
                                                      =============  ===========
        The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                  1997        1996       1995
                                               ----------   --------   ---------
INTEREST INCOME:
   Interest on loans.......................... $  22,003    $16,383    $ 11,285
   Interest on investment securities--
    Taxable...................................     3,714      3,739       2,919
    Tax-exempt................................        71         94          18
    Dividends.................................       446        576         276
   Other......................................       307        165         785
                                              ----------   --------   ---------
           Total interest income..............    26,541     20,957      15,283
                                              ----------   --------   ---------
INTEREST EXPENSE:
   Deposits...................................    11,282      9,738       7,802
   Notes payable..............................     2,633      1,369         740
                                              ----------   --------   ---------
           Total interest expense.............    13,915     11,107       8,542
                                              ----------   --------   ---------
           Net interest income................    12,626      9,850       6,741
PROVISION FOR LOAN LOSSES (Note 4)............     2,619        739         168
                                              ----------   --------   ---------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES...............................    10,007      9,111       6,573
                                              ----------   --------   ---------
NONINTEREST INCOME:
   Fees on loans..............................     1,018      1,276         559
   Service charges............................       471        418         401
   Rental income..............................        56         34          37
   Net gain (loss) on sales of securities.....         8         19         (18)
   Other......................................       890        349         757
                                              ----------   --------   ---------
           Total noninterest income...........     2,443      2,096       1,736
                                              ----------   --------   ---------
NONINTEREST EXPENSE:
   Salaries and employee benefits.............     5,234      4,311       3,352
   Depreciation and amortization..............     1,217        980         619
   Occupancy..................................       888        675         413
   Office supplies, telephone and postage.....       575        505         521
   Professional services......................       528        360         246
   Marketing and promotion....................       356        352         424
   FDIC and other assessments.................       171        239         296
   Other......................................       925        791         640
                                              ----------   --------   ---------
           Total noninterest expense..........     9,894      8,213       6,511
                                              ----------   --------   ---------
INCOME BEFORE TAXES...........................     2,556      2,994       1,798
INCOME TAXES (Note 7).........................     1,044      1,147         641
                                              ----------   --------   ---------
NET INCOME....................................$   1,512    $ 1,847    $  1,157
                                              ==========   ========   =========
BASIC EARNINGS PER COMMON SHARE (Note 17).....$    0.65    $  0.79    $   0.67
                                              ==========   ========   =========
DILUTED EARNINGS PER COMMON SHARE (Note 17)...$    0.64    $  0.79    $   0.67
                                              ==========   ========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Statements of Stockholders' Equity
                                  (In thousands, except share data)


                                                                                        Unrealized
                                                                                        Gain (Loss)
                                       Common Stock                                     on Securities
                                    -----------------    Capital   Retained  Treasury   Available
                                       Shares  Amount    Surplus    Earnings   Stock    for Sale,   NetTotal
                                    ------------------   --------   -------   -------   ----------  --------
BALANCE, December 31, 1994.......... 1,238,100 $    12 $    4,070   $ 6,013   $  (216)  $    (339)  $  9,540
    Net income......................        --      --         --     1,157        --           --     1,157
   Change in unrealized holding gain
    on securities available for sale,
    net of income taxes.............        --      --         --        --        --          473       473
   Shares issued.................... 1,126,000      11      9,706        --        --           --     9,717
                                    ---------- -------   --------   -------   -------   ----------  --------
BALANCE, December 31, 1995.......... 2,364,100      23     13,776     7,170     (216)          134    20,887
   Net income.......................        --      --         --     1,847        --           --     1,847
   Change in unrealized holding gain
    on securities available for sale,
    net of income taxes.............        --      --         --        --        --         (91)      (91)
   Initial public offering costs....        --      --        (8)        --        --           --       (8)
                                    ---------- -------   --------   -------   -------   ----------  --------
BALANCE, December 31, 1996.......... 2,364,100      23     13,768     9,017     (216)           43    22,635
   Net income.......................        --      --         --     1,512        --           --     1,512
   Change in unrealized holding gain
    on securities available for sale,
    net of income taxes.............        --      --         --        --        --          127       127
                                    ---------- -------   --------   -------   -------   ----------  --------
BALANCE, December 31, 1997.......... 2,364,100 $   23    $13,768    $10,529   $  (216)  $     170   $24,274
                                    ========== =======   ========   =======   =======   ==========  ========




        The accompanying notes are an integral part of these consolidated financial statements.

                                   BNCCORP, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                   For the Years Ended December 31
                                           (In thousands)

                                                        1997     1996      1995
                                                     -------- --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income...................................... $ 1,512  $  1,847  $ 1,157
    Adjustments to reconcile net income to net
      cash provided by operating activities--
        Provision for loan losses...................   2,619       739      168
        Depreciation and amortization...............     676       499      377
        Amortization of intangible assets...........     531       481      242
        Net premium amortization (discount
           accretion) on securities.................    (131)     (110)    (243)
        Proceeds from loans recovered...............     777       157      207
        Change in accrued interest receivable and
           other assets, net........................  (2,371)   (1,866)    (935)
        (Gain) loss on sale of bank premises and
           equipment................................      (2)      (10)      23
        Net realized (gains) losses on sales of
           securities...............................      (8)      (19)      18
        Provision (benefit) for deferred taxes......    (367)     (182)      52
        Change in other liabilities, net............     893       157    1,624
        Gain on sale of Farmers & Merchants Bank
           of Beach (Note 2)........................      --        --     (316)
        Originations of loans to be participated.....(58,305)  (45,238) (44,231)
        Proceeds from participations of loans.......  58,305    45,238   44,231
                                                     -------- --------- --------
           Net cash provided by operating activities.  4,129     1,693    2,374
                                                     -------- --------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in federal funds sold.................  6,900    (3,950)  (2,900)
    Purchases of investment securities...............(74,121)  (22,575)(138,385)
    Proceeds from sales of investment securities..... 27,198    48,700   89,143
    Proceeds from maturities of investment securities 12,137     8,853  (26,380)
    Net increase in loans............................(34,124)  (82,664) (20,272)
    Additions to premises, leasehold improvements
       and equipment................................. (2,598)   (1,438)  (1,973)
    Proceeds from sale of premises and equipment.....     81        70      112
    Proceeds from sale of Farmers & Merchants
       Bank of Beach (Note 2)........................     --        --    3,811
    Payment for branch acquisition (Note 2)..........     --        --   (5,357)
    Loans sold with Farmers & Merchants Bank of
       Beach (Note 2)................................     --        --    9,228
    Investments sold with Farmers & Merchants Bank
       of Beach (Note 2).............................     --        --    7,014
                                                     -------- --------- --------
           Net cash used in investing activities.....(64,527)  (53,004) (85,959)
                                                     -------- --------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand, savings, NOW and money
       market accounts............................... 26,724     7,095    8,960
    Net increase (decrease) in time deposits......... (3,670)   21,627   11,964
    Net increase (decrease) in short-term borrowings  35,066    10,437   (6,360)
    Repayments of long-term borrowings...............(23,293)   (1,954)    (716)
    Proceeds from long-term borrowings............... 34,444     9,215      500
    Amortization of discount on subordinated notes...     46        --       --
    Amortization of deferred charges.................     10        --       --
    Demand, savings, NOW, and money market accounts
       acquired through branch acquisition (Note 2).      --        --   18,131
    Demand, savings, NOW, and money market accounts
       sold with Farmers & Merchants Bank of
       Beach (Note 2)...............................      --        --  (14,520)
    Time deposits acquired through branch
       acquisition (Note 2).........................      --        --   86,639
    Time deposits sold with Farmers & Merchants Bank
       of Beach (Note 2)............................      --        --  (24,775)
    Proceeds from issuance of stock (Note 9)........      --        --    9,717
    Stock offering costs............................      --        (8)      --
    Dividends paid to minority stockholders.........      --        --      (92)
                                                     -------- --------- --------
           Net cash provided by financing activities. 69,327    46,412   89,448
                                                     -------- --------- --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.  8,929   (4,899)    5,863
CASH AND CASH EQUIVALENTS, beginning of year.........  6,360    11,259    5,396
                                                     -------- --------- --------
CASH AND CASH EQUIVALENTS, end of year...............$15,289  $  6,360  $11,259
                                                     ======== ========= ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid....................................$13,657  $ 11,347  $ 6,383
                                                      ======= ========= ========
    Income taxes paid................................$ 1,659  $    934  $   615
                                                     ======== ========= ========
        The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


1.  Nature of Activities and Significant Accounting Policies

The following is a summary of the nature of activities and significant accounting and financial reporting policies followed by BNCCORP, Inc. ("BNCCORP") and its subsidiaries in preparing and presenting its consolidated financial statements.

Nature of Activities. BNCCORP is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank ("BNC--North Dakota"), BNC National Bank of Minnesota ("BNC--Minnesota") (collectively, "the Banks"), and BNC Financial Corporation ("BNC Financial"), a commercial finance company. Through these wholly-owned subsidiaries, which operate out of twelve locations in North Dakota and Minnesota, BNCCORP provides a broad range of banking and financial services to small and mid-size businesses and individuals. An additional wholly-owned subsidiary, Bismarck Properties, Inc., is inactive.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of BNCCORP and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions "cash and due from banks" and "interest-bearing deposits with banks" and include all cash on hand as well as interest-bearing and noninterest-bearing amounts due from financial institutions.

Securities. Investments are classified into three categories and accounted for as follows:

    Trading Securities. Trading securities are purchased and sold for the purpose of generating profits on short-term differences in market prices and are reported at fair value, with any unrealized holding gains and losses being immediately reflected in earnings. The Company holds no securities for trading purposes.

    Held-to-Maturity.   Held-to-maturity  securities  are  securities  that  the
    Company has the positive intent and ability to hold to maturity. All securities in this category are reported at historical cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest method over the period to maturity.

    Available-for-Sale. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with any unrealized holding gains and losses, net of tax effects, reflected as a net amount in a separate component of stockholders' equity. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of specific securities sold and are included in net gain (loss) on sales of securities in the consolidated statements of income. Premiums and discounts are recognized in interest income using the effective interest method over the period to sale or maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary could result in write-downs of the individual securities to their fair value. Such write-downs, should they occur, would be included in earnings as realized losses. There were no such write-downs during 1997, 1996 or 1995.

Loans Receivable. Loans receivable are stated at the amount of unpaid principal net of unearned fees and costs and an allowance for loan losses.

Loans are generally placed on a nonaccrual status for recognition of interest income when, in the opinion of management, uncertainty exists as to the ultimate collection of principal or interest. At the time a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the loan loss reserve as the Company provides for a reserve for accrued interest. While a loan is classified as nonaccrual, collections of principal and interest are generally applied as a reduction to principal outstanding. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of principal and interest.

Provision for Loan Losses and the Allowance for Loan Losses. The provision for loan losses in the income statement results from the combination of an estimate by management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision each quarter, the Company maintains a credit risk monitoring process that considers several factors, including current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Company's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral or the loan's observable market price.

The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the balance sheet. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is written down, reducing the allowance for loan losses. If, subsequent to a writedown, the Company is able to collect additional amounts from the customer or from the sale of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for loan losses.

Loan Fee Income. The Company recognizes loan fees and certain direct origination costs over the estimated life of the loan, utilizing a method that results in a constant rate of return. A significant portion of the Company's loan fee income is derived from loans which are originated and subsequently sold on a non-recourse basis. Such fees are recognized in income at the time of sale.

Mortgage Servicing and Transfers of Financial Assets. The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125") on January 1, 1997. SFAS 125 superseded Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" and established accounting methods aimed at ensuring that entities recognize only assets controlled and liabilities incurred and derecognize assets only when control has been surrendered and liabilities only when they have been extinguished. The Company also adopted Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"), on January 1, 1997. SFAS 127 deferred certain provisions of SFAS 125 until January 1, 1998.

The Banks regularly sell loans to others on a non-recourse basis. Sold loans are not included in the accompanying balance sheets. The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 1997 and 1996, the Banks were servicing loans for the benefit of others with aggregate unpaid principal balances of $65.8 and $57.3 million, respectively. The vast majority of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the banks.

Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Accelerated methods of depreciation and amortization are used for income tax purposes. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When premises, leasehold improvements or equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. See "Impairment of Long-Lived Assets."

Other Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheet. Such properties are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized / incurred. There were no such properties held at December 31, 1997. At December 31, 1996, the Company's investment in such properties was $159,000.

Deferred Charges and Intangible Assets. Deferred charges and intangible assets includes premiums paid for deposits assumed, goodwill, debt offering costs, organization costs and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of ten years using the straight-line method. Goodwill represents the aggregate excess of the cost of subsidiaries acquired over the fair value of their net assets at dates of acquisition and is being amortized over its estimated useful life of 15 to 25 years using the straight-line method. Debt offering costs represent legal, accounting and other fees and expenses associated with the issuance of the Company's 8 5/8 percent subordinated notes (see Note 8). These costs are being amortized over the term of the notes using the effective interest rate method. Organization costs represent incorporation, legal, accounting and other similar fees associated with establishment of BNCCORP or its subsidiaries. Such costs are being amortized over five years using the straight-line method. The Company's intangible assets are monitored to assess recoverability and determine if events and circumstances require adjustment to the recorded amounts or amortization periods. See "Impairment of Long-Lived Assets."

Impairment of Long-Lived Assets. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") on January 1, 1996. SFAS 121 establishes standards for recognizing and measuring impairment of long-lived assets including property and equipment, certain identifiable intangibles and goodwill. Assets subject to the provisions of SFAS 121 are reviewed for impairment and, if such impairment is identified, written down to their fair value. Identified impairment losses are charged to operations. No such impairment losses were recognized during 1997 or 1996.

Securities Sold Under Agreements to Repurchase. From time to time, the Company may enter into sales of securities under agreements to repurchase, generally for periods of less than 90 days. Fixed coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheets. The cost of securities underlying the agreements remain in the asset accounts.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

    Cash and Cash Equivalents, Noninterest-Bearing Deposits and Demand Deposits. The carrying amounts for cash and cash equivalents, as well as noninterest-bearing deposits, approximate fair value due to the short maturity of the instruments. The fair value of demand deposits, such as NOW, savings and money market accounts, is equal to the amount payable on demand at the reporting date.

     Securities. The fair value of the Company's securities equals the quoted market price.

    Loans. Fair values for loans are estimated by discounting future cash flow payment streams using rates at which current loans to borrowers with similar credit ratings and similar loan maturities are being made.

    Interest-Bearing Deposits. Fair values of interest-bearing deposit liabilities are estimated by discounting future cash flow payment streams using rates at which comparable current deposits with comparable maturities are being issued.

    Borrowings. The carrying amount of short-term borrowings approximates fair value due to the short maturity and the instruments' floating interest rates, which are tied to market conditions. The fair values of long-term borrowings, for which the maturity extends beyond one year, are estimated by discounting future cash flow payment streams using rates at which comparable borrowings are currently being offered.

Derivative Financial Instruments--Interest Rate Swaps. The Company enters into interest rate swaps as part of its interest rate risk management program. Interest rate swaps involve the contractual exchange of fixed and floating rate interest payment obligations based on a notional principal amount. Interest rate swaps subject the Company to market risk associated with changes in interest rates, as well as the risk of default by a counterparty to the agreements. The Company does not conduct trading activities or hold derivative financial instruments for speculative purposes.

Pursuant to the accrual method of accounting, each amount paid or received under an interest rate swap contract that is used in the interest rate risk management process is recognized in earnings during the period to which the payment or receipt relates as an adjustment to interest income or expense over the life of the related asset or liability. Interest rate swap contracts result in gains and losses subsequent to the date of the contract, due to interest rate movements. The Company does not recognize changes in the market value of these contracts as gains or losses in the period of change because the contracts qualify as hedges of interest rate risk exposures (i.e., the designated hedged items expose the Company to interest rate risk, and the contracts reduce the risk of exposure and are designated as hedges of the applicable items). Gains or losses associated with the termination of interest rate swap contracts for identified positions (hedges) are deferred and amortized over the original life of the hedge, as an adjustment to the yield of the hedged asset or liability, if the hedged item remains outstanding. If the hedged item is no longer outstanding, gains or losses resulting from the termination of a swap contract would be recognized into income in the period of termination. Unamortized deferred gains or losses are included in the balance sheet as deferred income or deferred charges.

The Company had no interest rate swap contracts outstanding at December 31, 1997 or 1996. At December 31, 1997, deferred gains of $423,000 resulting from the sale of interest rate swap contracts during 1997 were included in the balance sheet and were being amortized as a reduction of interest expense over the original lives of the swap contracts.

Trust Fees.  Trust fees are recorded on an accrual basis.

Income Taxes. BNCCORP and its subsidiaries file a consolidated federal income tax return. State income tax returns are filed separately by each subsidiary. In accordance with a tax sharing arrangement, BNCCORP collects for or pays to each of its subsidiaries the tax or tax benefit resulting from its inclusion in the consolidated federal return.

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

Earnings Per Common Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. SFAS 128 supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" ("APB 15") and replaces primary and fully diluted earnings per share ("EPS") under APB 15 with basic and diluted EPS. For comparative purposes, EPS for the years ended December 31, 1996 and 1995 have been recalculated in accordance with the provisions of SFAS 128 (see Note 17).

Recently Issued Accounting Standards. The Company adopted Statement of Financial Accounting Standards No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129") during the fourth quarter of 1997. SFAS 129 summarizes disclosure requirements pertaining to an entity's capital structure. Because SFAS 129 is a compilation of several previously issued standards and pronouncements, adoption of this standard has not had a material affect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective for fiscal years beginning after December 15, 1997, requires that changes in the amounts of items which bypass the income statement and are only reported with a balance in stockholders' equity be shown in a financial statement. While SFAS 130 does not require a specific format for the financial statement, it does require that an amount representing total comprehensive income be reported and that prior period financial statements be reclassified for comparative purposes. The Company adopted SFAS 130 effective January 1, 1998 and plans to include comprehensive income disclosures in its financial statements for the quarter ended March 31, 1998. Financial statements will include, as a comprehensive income component, changes in the amount of unrealized holding gains and losses on securities available for sale. The new reporting requirement will not impact net income or earnings per share as currently calculated and presented.

Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company expects to include the required segment disclosures beginning with its annual financial statements for the year ending December 31, 1998. Adoption of the standard will require additional disclosures in the Company's consolidated financial statements, however, it will not have an effect on consolidated net income or stockholders' equity.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and its subsidiary banks are also subject to minimum regulatory capital requirements. At December 31, 1997, capital levels exceed minimum capital requirements (see Note 10).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform with the current year's presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

2.  Acquisitions and Divestitures:

The following mergers and acquisitions were consummated during the three years ended December 31, 1997:

In August 1995, BNC--North Dakota acquired seven North Dakota branches from First Bank System, Inc. ("First Bank"--former Metropolitan Federal Bank, fsb branches). The purchase price for the seven branches was approximately $5.4 million. The purchase was funded with proceeds from the sale of common stock in BNCCORP's initial public offering (July 1995). The acquisition was accounted for using the purchase method of accounting. One of the seven branches was sold in October 1995 along with Farmers & Merchants Bank of Beach ("FMB") (see below). The resulting premiums paid for deposits of $3.5 million and acquisition costs of $112,000 are being amortized over 10 and 15 years, respectively.

In October 1995, BNCCORP sold FMB to Community First Bankshares, Inc. BNCCORP received approximately $3.8 million for its 89.6 percent interest, resulting in a gain of $316,000. Proceeds of approximately $238,000 were also received by two minority stockholders of FMB who are also officers and directors of the Company. As part of the sale, the Company purchased $17.7 million in loans which had been participated to FMB and $655,000 in previously nonperforming and restructured loans.

The following pro forma financial information has been prepared assuming the sale of FMB had been consummated at the beginning of the respective period. Because there did not exist sufficient continuity of the deposits and assets acquired in connection with the acquisition of the First Bank deposits and because financial information related to such deposits and assets was not divisible from the financial information of First Bank, pro forma financial information regarding the deposits and assets acquired is not included. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been consummated on the assumed dates.

Pro forma financial information for the year ended December 31, 1995 (in thousands, except per share data) is as follows:

Total interest income...............  $       14,108
Total interest expense..............           7,567
Net interest income.................           6,541
Net income..........................           1,381
                                      ==============
Basic earnings per common share.....  $         0.80
                                      ==============
Diluted earnings per common share...  $         0.80
                                      ==============

In January 1996, BNCCORP was granted a charter for its de novo BNC--Minnesota, Minneapolis, Minnesota, and provided initial capital of $5.0 million to the wholly owned bank which is engaged in commercial banking activities in the Minneapolis/St. Paul area. The capital injection was funded through proceeds from the sale of common stock in BNCCORP's initial public offering.

In May 1996, BNCCORP acquired a nonbank commercial finance company, BNC Financial, St. Cloud, Minnesota, for $85,000. The subsidiary is engaged primarily in asset-based commercial financing. Goodwill of $66,000 resulting from the transaction is being amortized over 25 years.

In December 1996, BNC--North Dakota acquired the accounting firm of Gregory K. Cleveland & Company, Bismarck, North Dakota (the "Firm"). The Firm was owned by an executive officer/director of BNCCORP. The purchase price for the firm was approximately $368,000. Goodwill of $265,000 resulting from the transaction is being amortized over 15 years. Employees of the Firm now staff the trust and private banking division of BNC--North Dakota.

In January 1997, BNC--North Dakota acquired the stock of J.D. Meier Insurance Agency, Inc., Linton, North Dakota ("J.D. Meier"). Three executive officers of the Company owned stock in J.D. Meier. The purchase price for the stock was approximately $34,000.

In August 1997, BNC--North Dakota purchased a management agreement between Preferred Investment Services, Inc., and Preferred Pension Investors I-87, an Illinois Partnership (the "Agreement"). An executive officer/director of BNCCORP owned stock in Preferred Investment Services, Inc. Under the Agreement, BNC--North Dakota, through its trust and private banking division, will provide administrative management services for pension assets. The purchase price was $394,000, or 4.71 percent of total assets under management at the time of purchase. Goodwill of $394,000 resulting from the transaction is being amortized over 15 years.

On December 19, 1997, the Company and Lips & Lahr, Inc. ("Lips & Lahr") agreed in principle that all of the outstanding common stock of Lips & Lahr would be acquired by the Company in a business combination accounted for as a pooling of interests. The transaction was finalized on January 1, 1998, and in February 1998, stockholders of Lips & Lahr received 63,406 shares of BNCCORP's common stock. Operations of Lips & Lahr, which engages in the insurance business, were merged into J.D. Meier, the wholly owned insurance subsidiary of BNC--North Dakota, and the name of the combined agency was subsequently changed to BNC Insurance, Inc. Under the provisions of the agreement and plan of merger related to the business combination, former stockholders of Lips & Lahr have the right to receive additional shares of BNCCORP common stock on the first anniversary of the initial share distribution date based on a formula relating to final resolution of contingencies pending at the consummation date. Historical financial information presented in future reports will be restated to include Lips & Lahr.

The following summarized operating data gives effect to the acquisition had it occurred on January 1, 1995:


                                                 Year ended December 31,
                                       -----------------------------------------
                                           1997          1996            1995
                                       ------------  ------------   ------------
                                                        (In thousands)
Total revenues:
    BNCCORP, Inc. and subsidiaries.... $     28,984  $     23,053   $     17,019
    Lips & Lahr.......................        1,682         1,644          1,667
                                       ------------  ------------   ------------
                                       $     30,666  $     24,697   $     18,686
                                       ============  ============   ============
Net income (loss):
    BNCCORP, Inc. and subsidiaries.... $      1,512  $      1,847   $      1,157
    Lips & Lahr.......................        (802)          (15)             85
                                       ------------  ------------   ------------
                                       $        710  $      1,832   $      1,242
                                       ============  ============   ============
Basic earnings per common share....... $       0.30  $       0.78   $       0.72
                                       ============  ============   ============
Diluted earnings per common share..... $       0.30  $       0.78   $       0.72
                                       ============  ============   ============

3.  Debt and Equity Securities:

Debt and equity  securities  have been  classified in the  consolidated  balance
sheets  according  to  management's   intent.  The  Company  had  no  securities
designated as trading in its portfolio at December 31, 1997 or 1996.

The amortized cost, gross unrealized gains and losses, and estimated fair market value of available-for-sale securities were as follows as of December 31 (in thousands):


                                                     Gross     Gross   Estimated
                                        Amortized Unrealized Unrealized Market
                                          Cost       Gains    Losses     Value
                                        ---------  --------  --------- ---------
     Available-for-Sale Securities
                 1997
U.S. Treasury securities............... $  12,489  $     43  $     --  $  12,532
U.S. government agency mortgage-
    backed securities..................    32,136       100        --     32,236
U.S. government agencies securities....    20,039        --       (33)    20,006
Collateralized mortgage obligations....    21,291        34        --     21,325
State and municipal bonds..............     1,166       123        --      1,289
Equity securities......................     7,236        --        --      7,236
                                        ---------  --------  --------   --------
                                        $  94,357  $    300  $    (33)  $ 94,624
                                        =========  ========  ========   ========


                 1996
U.S. Treasury securities............... $  13,814  $     42  $     --  $  13,856
U.S. government agency mortgage-
    backed securities..................     9,555         4        --      9,559
U.S. government agencies securities....     3,633        13        (4)     3,642
Collateralized mortgage obligations....    23,898        --       (43)    23,855
State and municipal bonds..............       759        41        --        800
Equity securities......................     7,773        13        (7)     7,779
                                        ---------  --------  --------   --------
                                        $  59,432  $    113  $    (54)  $ 59,491
                                        =========  ========  ========    =======

There were no held-to-maturity securities in the Company's investment portfolio at December 31, 1997 or 1996.

The Company recognized net gains (losses) on sales of securities available for sale of approximately $8,000, $19,000 and $(18,000) in 1997, 1996 and 1995,
respectively.

The scheduled contractual maturities of securities available for sale (other than equity securities) at December 31, 1997, were as follows:


                                                Available-for-Sale
                                                    Securities
                                           -----------------------------
                                                             Estimated
                                            Amortized         Market
                                               Cost            Value
                                           ------------    -------------
Due in one year or less................... $     14,032    $      14,022
Due after one year through five years.....       23,500           23,538
Due after five years through ten years....       11,627           11,785
Due after ten years.......................       37,962           38,043
                                           ------------    -------------
    Total................................. $     87,121    $      87,388
                                           ============    =============

Securities, carried at approximately $80.1 and $35.2 million at December 31, 1997 and 1996, respectively, were pledged as collateral for public deposits and borrowings, including borrowings with the Federal Home Loan Bank ("FHLB").

4.  Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):


                                           1997              1996
                                       -------------     ------------
Commercial and industrial............. $    111,429      $    94,701
Agricultural..........................       21,064           20,673
Real estate:
   Mortgage...........................       56,875           47,451
   Construction.......................       18,215            8,806
Consumer..............................       18,173           18,343
Lease financing.......................        9,211           12,970
Other.................................          553              391
                                       ------------     ------------
    Total.............................      235,520          203,335
Less:
   Allowance for loan losses..........       (3,069)          (1,594)
   Deferred loan fees and costs.......         (320)            (338)
                                       -------------     ------------
        Net loans and leases.......... $    232,131      $   201,403
                                       =============     ============

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31 (in thousands):


                                  1997              1996
                                ---------         ---------
North Dakota...................     52%               66%
Minnesota......................     38                24
Other..........................     10                10
                                ---------         ---------
        Totals.................    100%              100%
                                =========         =========

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $56.9 and $47.5 million real estate mortgages as of December 31, 1997 and 1996, respectively, approximately $31 and $20 million, respectively, were loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans which are secured by real estate. Single- and multi-family residential mortgage loans totaling $14.7 and $1.5 million at December 31, 1997 and 1996, respectively, were pledged as collateral for FHLB borrowings.

The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentration of loans exceeding 10 percent of total loans at December 31, 1997 is construction loans. Loans within this category are diversified across different types of contractors, geographically disbursed and secured by many different types of collateral.

Loans to Officers, Directors, Employees and Other Related Parties. Loan to officers, directors and employees and to other related parties were as follows as of December 31 (in thousands):


                                                  1997              1996
                                                ---------         ---------
Loans to officers, directors and employees..... $   1,114         $    806
Loans to other related parties.................       310              259
                                                ---------         ---------
    Total loans to officers, directors and
    employees and other related parties........ $   1,424         $  1,065
                                                =========         =========

Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and related valuation allowance were as follows (in thousands):


                                              1997                 1996
                                      -------------------- ---------------------
                                       Recorded  Valuation Recorded   Valuation
                                      Investment Allowance Investment Allowance
                                      ---------- --------- ---------- ----------
Impaired loans --
    Valuation allowance required....  $   12,544 $     762 $    3,323 $      171
    No valuation allowance required.         116        --        686         --
                                      ---------- --------- ---------- ----------
        Total impaired loans........  $   12,660 $     762 $    4,009 $      171
                                      ========== ========= ========== ==========

Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts (i.e., contractual principal and interest) due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Company generally considers all loans risk-graded 6 (Substandard) and 7 (Doubtful) as well as nonaccrual and restructured loans as impaired loans.

The valuation allowance on impaired loans is included in the allowance for loan losses noted above.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and approximate interest income recognized for such loans were as follows for the years ended December 31 (in thousands):


                                                    1997     1996      1995
                                                 --------- -------- --------
Average recorded investment in impaired loans... $  7,308  $  3,555 $  2,061
                                                 ========= ======== ========
Interest income recognized on impaired loans.... $    747  $    216 $    122
                                                 ========= ======== ========
Average recorded investment in impaired loans
    as a percentage of average total loans......     3.3%      2.1%     1.8%
                                                 ========= ======== ========

Nonaccrual and Restructured Loans. As of December 31, 1997 and 1996, the Company had $376,000 and $22,000, respectively, of nonaccrual loans and $104,000 and $136,000, respectively, of restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year-end had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                                   1997       1996       1995
                                                 --------   -------   --------
Interest income that would have been recorded... $     56   $    18   $     69
                                                 ========   =======   ========
Interest income recorded........................ $     26   $     6   $     46
                                                 ========   =======   ========
Effect on interest income....................... $     30   $    12   $     23
                                                 ========   =======   ========

As of December 31, 1997, the Company had no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Allowance for Loan Losses. Transactions in the allowance for loan losses were as follows for the years ended December 31 (in thousands):


                                                   1997        1996        1995
                                                 --------   ---------   --------
Balance, beginning of year...................... $  1,594    $  1,048   $ 1,021
    Provision for loan losses...................    2,619         739       168
    Loans charged off...........................   (1,921)       (350)     (248)
    Loans recovered.............................      777         157       207
    Allowance attributable to subsidiary sold...       --          --      (100)
                                                 --------    --------   --------

Balance, end of year............................ $  3,069    $  1,594   $ 1,048
                                                 ========    ========   ========

The increases in the Company's provision for loan losses, loans charged off and loans recovered for the year ended December 31, 1997 relate primarily to questionable loan practices by a former loan officer at BNC--North Dakota.
During a routine audit of the subsidiary's loan portfolio, the Company discovered lending practices conducted in violation of normal Company policy. After conducting a review of the affected loans, the Company terminated the loan officer involved and recorded a special $1.9 million provision for loan losses. Approximately $1.7 million in loans related to the dismissed officer's activities were charged off during 1997. On July 21, 1997, the Company filed suit against the terminated loan officer and her husband alleging misrepresentations, reliance on misrepresentations and breaches of fiduciary responsibilities and conflicts of interest and seeking monetary damages against the loan officer and equitable relief by way of the imposition of a constructive trust against the loan officer and her husband.

In December 1997, following negotiations with its fidelity bond carrier, the carrier made a payment of $762,000 to be applied against any covered losses of the Company. Approximately $690,000 of this payment was credited to the Company's allowance for loan losses. A final settlement of covered losses with the fidelity bond carrier has not been reached and negotiations with the carrier are continuing. While there can be no assurances concerning the amount of final recovery on the claim, Company management anticipates that final settlement of the claim will result in an additional payment by the carrier.

5.  Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements and equipment consisted of the following at December 31 (in thousands):


                                                             1997        1996
                                                           ---------  ----------
Land and improvements..................................... $     508  $     508
Buildings and improvements................................     4,888      3,346
Leasehold improvements....................................       760        719
Furniture, fixtures and equipment.........................     4,628      3,701
                                                           ---------  ----------
    Total cost............................................    10,784      8,274
Less accumulated depreciation and amortization............    (2,284)    (1,617)
                                                           ---------  ----------
    Net premises, leasehold improvements and equipment.... $   8,500  $   6,657
                                                           =========  ==========

Depreciation and amortization expense on premises, leasehold improvements and equipment totaled approximately $676,000, $499,000, and $377,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.  Deferred Charges and Intangible Assets:

Deferred charges and intangible assets consisted of the following at December 31 (in thousands):


                                                             1997        1996
                                                           --------    --------
Premiums paid for deposits assumed........................ $  4,022    $  4,022
Goodwill..................................................    1,182         826
Debt offering costs.......................................      161          --
Organization costs and other miscellaneous intangibles....      477         282
                                                           --------    --------
    Total costs...........................................    5,842       5,130
Less accumulated amortization ............................   (1,591)     (1,051)
                                                           --------    --------
    Net deferred charges and intangible assets............ $  4,251    $  4,079
                                                           ========    ========

Amortization expense charged to operations was $541,000, $481,000 and $242,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  Income Taxes:

The provision for income taxes consists of the following for the years ended December 31 (in thousands):


                                             1997          1996           1995
                                          ---------    ----------      ---------
Current...................................$   1,411     $   1,329      $   589
Deferred income taxes from the following
    timing differences:
        Provision for loan losses........      (570)         (274)         (11)
        Depreciation.....................        42            87            6
        Leases...........................        18           129          128
        Other............................       143          (124)         (71)
                                          ---------     ----------     ---------
                                          $   1,044     $   1,147      $    641
                                          =========     =========      =========

The provision for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):


                                                      1997       1996      1995
                                                     -------   -------   -------
Tax at 34% statutory rate........................... $   869   $ 1,018   $ 611
Increase (decrease) resulting from:.................
    State taxes (net of federal benefit)............     169       131      91
    Minority interest in consolidated earnings......      --        --      19
    Benefit of AMT credit carryforwards.............      --        --     (42)
    Tax-exempt interest.............................     (20)      (27)    (43)
    Other, net......................................      26        25       5
                                                     -------   --------   ------
                                                     $ 1,044   $ 1,147    $ 641
                                                     =======   ========   ======

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):


                                                         1997            1996
                                                      ---------       ---------
Deferred tax asset:
    Loans, primarily due to differences in
       accounting for loan losses..................... $  1,207       $     577
    Other.............................................      106             145
                                                       --------        --------
           Deferred tax asset.........................    1,313             722
                                                       --------        --------
Deferred tax liability:
    Unrealized gain on securities available for sale..       97              16
    Leases, primarily due to differences in accounting
       for leases.....................................      542             524
    Premises and equipment, primarily due to
       differences in original cost basis and depreciation  493             451
           Other..........................................   83               0
                                                       --------        --------
           Deferred tax liability...................      1,215             991
                                                       --------        --------
           Net deferred tax asset (liability)..........$     98       $    (269)
                                                       ========        =========

8.  Notes Payable:

The Company's notes payable consist of the following as of December 31 (in thousands):



                                                            1997          1996
                                                         ---------     ---------
BNCCORP:
Notes payable to Firstar Bank Milwaukee, N.A.
    ("Firstar") including a term note for$3 million
    and a revolving line of credit up to $12 million,
    interest payable quarterly at either the prime
    rate or 90 day LIBOR rate plus 2.00% at BNCCORP's
    option (7.88% and 7.50% at December 31, 1997 and
    1996, respectively), secured by stock of subsidiary
    banks................................................  $7,435     $  10,000
8 5/8% subordinated notes, due May 31, 2004, interest
    payable monthly (plus unamortized discount of $705
    at December 31, 1997--effective rate approximately
    9.64%), unsecured(see below).........................  14,295            --
                                                         --------      --------
               Total BNCCORP.............................  21,730        10,000
Subsidiaries:
Federal funds purchased and U. S. Treasury tax and
   loan note option accounts.............................   5,504         1,437
Floating rate advances from FHLB, callable quarterly,
    principal due October 1998 and July 1998, interest
    payable monthly at the one-month LIBOR rate
    minus .16% and .09%(5.81% and 5.88% at December 31,
    1997 and 5.59% at December 31, 1996), secured by
    mortgage loans and government agency securities......  25,000         9,000
Fixed rate advances from FHLB, callable quarterly,
    principal due July 2000, interest payable
    monthly at 5.51% and 5.54%, secured by mortgage
    loans and government agency..........................
    securities...........................................  15,000         1,000
Other....................................................   1,081           615
                                                        ---------     ---------
               Total.................................... $ 68,315     $  22,052
                                                        =========     =========


There were no notes payable to officers, directors or employees or to other affiliates at December 31, 1997 and 1996.

In January 1998, BNC--North Dakota borrowed an additional $4.0 million in the form of fixed rate advances from FHLB. The borrowings, which are callable quarterly, mature in January 2008 and bear interest, payable monthly, at 4.75 and 4.79 percent.

The Firstar notes were renewed in February 1998 and mature in 1999. Collateral, interest rates and timing of payments on the notes are as indicated above.

In May 1997, BNCCORP sold $15.0 million of 8 5/8 percent subordinated notes pursuant to a public offering (the "Subordinated Notes" or "Notes"). The net proceeds of the offering of $14.3 million were used to repay approximately $9.6 million of indebtedness then outstanding under revolving lines of credit and for general corporate purposes. BNCCORP has since borrowed additional funds under its revolving line of credit which remains available as a source of additional working capital for general corporate purposes, including the funding of loans at BNC Financial. The Subordinated Notes, which qualify as Tier 2 capital up to a certain limit under the Federal Reserve Board's risk-based capital guidelines (69 percent at December 31, 1997), are considered unsecured general obligations of BNCCORP. They are redeemable, at the option of BNCCORP, at par plus accrued interest to the date of redemption, beginning on May 31, 2000. Payment of principal of the Notes may be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of

BNCCORP. A discount of $750,000 is being amortized to interest expense over the term of the Notes using the effective interest rate method. Related debt offering costs of $161,000 have been deferred and are being amortized. See Note 1, "Deferred Charges and Intangible Assets" and Note 6.

BNCCORP's loan agreements and the indenture pursuant to which the Subordinated Notes were issued contain covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, incur indebtedness, allow liens or other encumbrances on property owned or acquired, or guarantee obligations of others (other than in the ordinary course of banking business). BNCCORP and its subsidiaries must also maintain certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other matters. At December 31, 1997 and 1996, BNCCORP and its subsidiaries were in compliance with all material debt covenants.

The Company manages interest rate risk associated with its borrowings as part of its overall interest rate risk management program. Accordingly, the Company entered into an interest rate swap agreement during 1997 which effectively converted its fixed rate Subordinated Notes into variable-rate borrowings (the "Swap Agreement"). No premium was paid or received in connection with the Swap Agreement. Under the Swap Agreement, the Company received a fixed rate of interest of 6.6650 percent on the notional amount of $15 million and paid a variable rate based on 3-month LIBOR. The swap was sold on October 30, 1997. The resulting gain of $372,000 was deferred and is being amortized as a reduction of interest expense over the remaining life of the original swap contract. At December 31, 1997, the Company had no outstanding interest rate swaps.

9.  Stockholders' Equity:

BNCCORP and its subsidiary banks are subject to certain minimum capital requirements (see Note 10). In addition, certain regulatory restrictions exist regarding the ability of the subsidiary banks to transfer funds to BNCCORP in the form of cash dividends, loans or advances. Approval of the principal regulator is required for the Banks to pay dividends to BNCCORP in excess of the subsidiary banks' earnings retained in the current year plus retained net profits for the preceding two years.

Effective June 1995, BNCCORP declared a 60-for-1 stock split of BNCCORP's common stock and reincorporated BNCCORP in Delaware, in connection with its initial public offering in July 1995. The stock split has been retroactively reflected in the financial statements.

In its initial public offering, BNCCORP sold 1,106,000 shares of common stock (including 106,000 shares sold pursuant to the underwriters' over allotment option) at $10.00 per share. Net proceeds from the offering of approximately $9.7 million were received by BNCCORP. A portion of the proceeds was used in January 1996 to capitalize BNC--Minnesota and to inject additional capital into BNC--North Dakota, with remaining proceeds used for working capital and general corporate purposes. In addition, 20,000 shares of restricted stock were issued to various company managers and employees under BNCCORP's stock incentive plan (see Note 16).

Also in connection with its initial public offering, BNCCORP agreed to sell to the underwriters, for nominal consideration, a warrant to purchase 50,000 shares of common stock (the "Warrant"). The Warrant became exercisable at $12 per share in June 1996 and remains exercisable for a period of four years. No warrants had been exercised as of December 31, 1997.

In February 1998, 63,406 shares of BNCCORP common stock were issued in connection with the business combination with Lips & Lahr (see Note 2).

10. Regulatory Capital:

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

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and its banks to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1997, BNCCORP and its banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notifications from the Office of the Comptroller of the Currency ("OCC") categorized BNCCORP's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institutions' categories.

Actual capital amounts and ratios of BNCCORP and its subsidiary banks as of December 31 are also presented in the tables (dollar amounts in thousands):

                                                                                  To be Well Capitalized
                                                            For Capital Adequacy Under Prompt Corrective
                                              Actual              Purposes           Action Provisions
                                        ------------------   ------------------ ---------------------------
                                          Amount    Ratio      Amount   Ratio     Amount    Ratio
                                        ---------- -------   --------- ------   ---------  -------
                                                                       greater             greater
                                                                       than or             than or
                                                                       equal to            equal to
        As of December 31, 1997
Total Capital (to risk-weighted assets):
    Consolidated....................... $ 32,849     12.2  % $ 21,551     8.0  %      N/A     N/A
    BNC--North Dakota...................  21,535     10.8      16,014     8.0    $ 20,017    10.0%
    BNC--Minnesota......................   5,742     10.2       4,482     8.0       5,603    10.0
Tier I Capital (to risk-weighted assets):
    Consolidated.......................   19,853      7.4      10,776     4.0         N/A     N/A
    BNC--North Dakota...................  19,168      9.6       8,007     4.0      12,010     6.0
    BNC--Minnesota......................   5,191      9.3       2,241     4.0       3,362     6.0
Tier I Capital (to average assets):
    Consolidated.......................   19,853      5.9      13,380     4.0         N/A     N/A
    BNC--North Dakota...................  19,168      6.8      11,238     4.0      14,047     5.0
    BNC--Minnesota......................   5,191      9.4       2,200     4.0       2,750     5.0
        As of December 31, 1996
Total Capital (to risk-weighted assets):
    Consolidated.......................   20,109      8.8      18,206     8.0         N/A     N/A
    BNC--North Dakota...................  19,009     10.4      14,644     8.0      18,306    10.0
    BNC--Minnesota......................   4,981     12.2       3,255     8.0       4,069    10.0
Tier I Capital (to risk-weighted assets)
    Consolidated.......................   18,515      8.1       9,103     4.0         N/A     N/A
    BNC--North Dakota...................  17,759      9.7       7,322     4.0      10,983     6.0
    BNC--Minnesota......................   4,688     11.5       1,628     4.0       2,441     6.0
Tier I Capital (to average assets):
    Consolidated.......................   18,515      6.7      11,112     4.0         N/A     N/A
    BNC--North Dakota...................  17,759      7.1      10,006     4.0      12,508     5.0
    BNC--Minnesota......................   4,688     12.9       1,453     4.0       1,817     5.0

11. Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                              1997                  1996
                                      --------------------  -------------------
                                       Carrying    Fair     Carrying     Fair
                                        Amount     Value      Amount     Value
                                      ---------  ---------  --------- ---------
Assets:
    Cash, due from banks and federal
        funds sold....................$  15,289  $  15,289  $  13,260 $  13,260
    Securities available for sale.....   94,624     94,624     59,491    59,491
    Loans, net........................  232,131    232,329    201,403   200,669
                                      ---------  ---------  --------- ---------
                                        342,044  $ 342,185    274,154 $ 273,420
                                                 =========            =========
    Other assets......................   18,077                14,404
                                      ---------             ---------
                                      $ 360,121             $ 288,558
                                      =========             =========
Liabilities:..........................
    Deposits, noninterest-bearing.....$  25,795  $  25,795  $  22,218 $  22,218
    Deposits, interest-bearing........  237,029    237,493    217,552   217,684
    Notes payable.....................   68,315     68,833     22,052    22,060
                                      ---------  ---------  --------- ---------
                                        331,139  $ 332,121    261,822 $ 261,962
                                                 =========            =========
    Other liabilities................     4,708                 4,101
    Stockholders' equity.............    24,274                22,635
                                      ---------             ---------
                                      $ 360,121             $ 288,558
                                      =========             =========

12. Financial Instruments With Off-Balance-Sheet Risk:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.

These financial instruments include commitments to extend credit, including loan commitments and unused portions of lines of credit, and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual or notional amount of those instruments. The Company generally requires collateral or other security specifically to support off-balance-sheet financial instruments with credit risk.

Financial instruments with contract amounts representing credit risk are as follows as of December 31 (in thousands):

                                                   1997              1996
                                               -------------     -------------
Commitments to extend credit.................. $      52,168     $      59,553
Letters of credit.............................         1,418             1,048
                                               -------------     -------------
                                               $      53,586     $      60,601
                                               =============     =============

13. Related-Party Transactions:

The Company has entered into transactions with its stockholders, directors, officers and other affiliates including the accounting firm, insurance agency, and management agreement purchases discussed in Note 2. In the opinion of management, such transactions have been fair and reasonable to the Company and have been entered into under terms and rates substantially the same as those offered by the Company in the ordinary course of business.

14. Benefit Plans:

BNCCORP has a 401(k) plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Eligible employees may elect to defer up to 15 percent of compensation each year (10 percent prior to January 1, 1997), not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of 5 percent of compensation. The Company made matching contributions of $112,000, $79,000, and $65,000 in 1997, 1996 and 1995, respectively. Under the investment options available under the 401(k) plan, employees may elect to invest their salary deferrals in BNCCORP stock.

15. Commitments and Contingencies:

Employment Agreements. The Company has entered into three-year employment agreements with its chief executive officer, chief operating officer, executive vice president and the chief executive officer of BNC--Minnesota (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if the Executives' status as employees with BNCCORP is terminated for any reason other than cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, then the Executives will be paid a lump-sum amount equal to three times their current annual compensation.

Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 1997, 1996 and 1995, was $318,000, $331,000, and $100,000,
respectively. Minimum annual base lease payments for operating leases with remaining terms of greater than one year are as follows:


1998...................... $    364,205
1999......................      353,320
2000......................      335,968
2001......................      272,891
2002......................      201,892
Thereafter................      327,491

Legal Proceedings. The Company has filed suit against a former loan officer at BNC--North Dakota and her husband. See Note 4, "Loans and Leases--Allowance for Loan Losses." The Company is currently not a party to any additional material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to the Company's business may be brought against or by the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business.

16. Stock-Based Compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was adopted by the Company on January 1, 1996. SFAS 123 allows two alternative methods of accounting for employee stock options or similar instruments. An entity may either implement a fair value based method of accounting for stock options or elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue under APB 25 must provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

The Company has elected to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements of SFAS 123. A description of BNCCORP's stock-based compensation plan accounted for under APB 25 is presented below.

BNCCORP's Stock Incentive Plan (the "Stock Plan"), adopted during 1995, is intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The Stock Plan, which is administered by the compensation committee of the board of directors (the "Committee"), provides for an authorization of 250,000 shares of common stock for issuance thereunder. Under the Stock Plan, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plan provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 1997, 20,000 restricted shares and 30,000 options had been awarded under the Stock Plan. The restricted stock vests in 33 1/3 percent increments during 1998, 1999 and 2000. All of the options are exercisable at a price of $10 per share and vest/vested in 20 percent increments on January 18, 1996 and July 18, 1996, 1997, 1998 and 1999. The options expire on July 18, 2005. 2,074 unexercised stock options were forfeited during 1997 and none of the remaining 27,926 outstanding stock options had been exercised as of December 31, 1997.

Had compensation cost for the plan been determined consistent with SFAS 123, BNCCORP's net income and earnings per share would have been reduced to the following pro forma amounts:


                                            1997                  1996
                                       --------------        ---------------
Net Income:
    As Reported....................... $    1,512,000        $     1,847,000
    Pro Forma.........................      1,496,000              1,814,000
Basic EPS:
    As Reported.......................           0.65                   0.79
    Pro Forma.........................           0.63                   0.77
Diluted EPS:
    As reported.......................           0.64                   0.79
    Pro Forma.........................           0.63                   0.77

A summary of the status of the Stock Plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:


                                           1997                 1996
                                   -------------------  ----------------------
                                   Options    Weighted   Options    Weighted
                                     to       Average      to        Average
                                   Purchase   Exercise   Purchase   Exercise
                                   Shares      Price     Shares      Price
                                   ---------  --------  ---------  ----------
Outstanding, beginning of year....    30,000  $     10     30,000  $       10
Forfeited.........................     2,074        10         --          --
                                   ---------  --------  ---------  ----------
Outstanding, end of year..........    27,926  $     10     30,000  $       10
                                   =========  ========  =========  ==========
Exercisable, end of year..........    16,756  $     10  $  12,000  $       10
                                   =========  ========  =========  ==========
Weighted average fair value of
    options forfeited............. $    4.50                       $       --
                                   =========                       ==========


The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in calculating the fair value of the stock options granted in 1995: risk-free interest rate of 6.08 percent; expected dividend yields of 0.0 percent; expected lives of seven years; and expected volatility of 28.7 percent.

The Company issued 142,200 stock options to its managers and employees in January 1998. These options are exercisable at a price of $17 per share and vest in 20 percent increments on January 2, 1999, 2000, 2001, 2002 and 2003. The options expire on January 2, 2008.

17.  Earnings Per Common Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:




                                                  Net
                                                Income       Shares    Per-Share
                                              Numerator)  (Denominator)  Amount
                                              -----------  ---------- ----------
                    1997
        Basic earnings per share:
Income available to common stockholders...... $ 1,512,000   2,338,720  $    0.65
                                                                       =========
Effect of dilutive shares
    Options..................................                   5,831
    Warrants.................................                   4,791
                                                            ---------
         Diluted earnings per share:
Income available to common stockholders...... $ 1,512,000   2,349,342  $    0.64
                                              ===========   =========  =========

                                                 Net
                                                Income        Shares   Per-Share
                                              (Numerator)(Denominator)   Amount
                                              -----------  --------- -----------
                    1996
          Basic earnings per share:
Income available to common stockholders...... $ 1,847,000  2,338,720  $    0.79
                                                                      ==========
Effect of dilutive shares
    Options..................................                   1,027
    Warrants.................................                      --
                                                           ----------
         Diluted earnings per share:
Income available to common stockholders...... $ 1,847,000  2,339,747  $    0.79
                                              ===========  ========== ==========


                    1995
          Basic earnings per share:
Income available to common stockholders...... $ 1,157,000  1,720,030  $    0.67
                                                                      ==========
Effect of dilutive shares
    Options..................................                    426
    Warrants.................................                     --
                                                           ---------
         Diluted earnings per share:
Income available to common stockholders...... $ 1,157,000  1,720,456  $    0.67
                                              ===========  =========  ==========

Warrants to purchase 50,000 shares of common stock at $12 per share were outstanding during 1996 and the second half of 1995 but were not included in the computation of diluted EPS for those periods because the exercise price of the warrants was greater than the average market price of the common shares for the period. The warrants, which expire on July 18, 2000, were included in the computation of diluted EPS for 1997 and were still outstanding at the end of 1997 (see Note 9).

The following transactions occurred after December 31, 1997, which, had they taken place during fiscal 1997, would have changed the number of shares used in the EPS computations: (1) 63,406 shares of BNCCORP common stock were issued in the business combination of BNCCORP and Lips & Lahr (see Note 2); (2) options to purchase 142,200 shares of common stock were issued to Company managers and employees under BNCCORP's Stock Incentive Plan (see Note 16); and (3) 1,377 shares of nonvested restricted stock were retired due to termination of employment of the awardee.

Earnings per share amounts for the years 1996 and 1995 have been restated to give effect to the application of SFAS 128 which was adopted by the Company during the fourth quarter of 1997. Because of the number of common stock equivalents outstanding and the average market prices of the common shares for those periods, however, basic and diluted EPS under SFAS 128 are equal to primary and fully diluted EPS as previously reported.

18. Condensed Financial Information--Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                               Parent Company Only
                            Condensed Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)

                                                             1997        1996
                                                         -----------  ---------
Assets:
    Cash and short-term investments...................... $    1,068  $     257
    Investment in subsidiaries...........................     29,973     27,241
    Loans................................................        499        545
    Receivable from subsidiaries.........................     14,248      4,265
    Deferred changes and intangible assets, net..........        407        232
    Other................................................        699        574
                                                          ----------  ---------
                                                          $   46,894  $  33,114
                                                          ==========  =========
Liabilities and stockholders' equity:
    Notes payable........................................ $   21,979  $  10,249
    Accrued expenses and other liabilities...............        641        185
                                                          ----------  ---------
                                                              22,620     10,434
                                                          ----------  ---------
    Preferred stock, $.01 par value, 2,000,000 shares
        authorized; no shares issued or outstanding......         --         --
    Common stock, $.01 par value, 10,000,000 shares
        authorized; 2,364,100 shares issued, 2,338,720
        shares outstanding...............................         23         23
    Capital surplus......................................     13,768     13,768
    Retained earnings....................................     10,529      9,062
    Treasury stock (25,380 shares).......................       (216)      (216)
    Unrealized holding gain on securities available
      for sale...........................................        170         43
                                                          ----------  ---------
                                                              24,274     22,680
                                                          ----------  ---------
                                                          $   46,894  $  33,114
                                                          ==========  =========

                               Parent Company Only
                         Condensed Statements of Income
                         For the Years Ended December 31
                                 (In thousands)


                                                    1997       1996     1995
                                                 ---------   -------  --------
Income:
    Management fee income........................$     965   $   927   $   606
    Interest.....................................      847       210       134
    Other........................................        9       138       319
                                                 ---------   -------   -------
        Total income.............................    1,821     1,275     1,059
                                                 ---------   -------   -------
Expenses:
    Interest.....................................    1,348       546       336
    Personnel expense............................      849       965       987
    Legal and other professional.................      103       155       103
    Depreciation and amortization................       58        49        63
    Other........................................      370       367       300
                                                 ---------   -------   -------
        Total expenses...........................    2,728     2,082     1,789
                                                 ---------   -------   -------
Loss before income tax benefit and equity in
    undistributed income of subsidiaries.........     (907)     (807)     (730)
Income tax benefit...............................      282       281       258
                                                 ---------   -------   -------
Loss before equity in undistributed income of
   subsidiaries..................................     (625)     (526)     (472)
Equity in undistributed income of subsidiaries...    2,092     2,418     1,629
                                                 ---------   -------   --------
        Net income...............................$   1,467   $ 1,892   $ 1,157
                                                 =========   =======   ========

                               Parent Company Only
                       Condensed Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)


                                                       1997      1996     1995
                                                     --------  -------  -------
Cash flows from operating activities:
    Net income.......................................$  1,467  $ 1,892  $ 1,157
    Adjustments to reconcile net income to net
        cash used in operating activities --
        Gain on sale of subsidiary....................     --       --     (316)
        Depreciation and amortization.................     20       25       27
        Amortization of intangible assets.............     28       24       36
        Equity in undistributed income of
           subsidiaries............................... (2,092)  (2,418)  (1,629)
        Change in prepaid expenses and other
           receivables................................(10,174)  (3,816)    (168)
        Change in accrued expenses and other
           liabilities................................    456      (71)    (228)
        Other.........................................     63     (391)    (142)
                                                      -------  -------   ------
           Net cash used in operating activities......(10,232)  (4,755)  (1,263)
                                                      -------  -------   ------
Cash flows from investing activities:
    Net increase (decrease) in loans..................    (46)       1     (546)
    Increase in investment in subsidiaries ...........   (640)  (8,700)  (6,796)
    Sale of investment in subsidiary..................     --       --    3,811
    Sale (purchases) of premises, leasehold
        improvements and equipment....................    (12)      50     (108)
    Dividends received................................     --      700     1,309
                                                      -------   ------   ------
           Net cash used in investing activities......   (698)  (7,949)  (2,330)
                                                      -------   ------   ------
Cash flows from financing activities:
    Repayments of long-term borrowings................(21,190)  (1,004)    (716)
    Proceeds from long-term borrowings................ 32,875    7,899      500
    Amortization of discount on subordinated notes....     46       --       --
    Amortization of deferred charges..................     10       --       --
    (Costs) proceeds from issuance of stock...........     --       (8)   9,717
                                                      -------   ------    -----
           Net cash provided by financing activities.. 11,741    6,887    9,501
                                                      -------   ------    -----
Net increase (decrease) in cash and cash equivalents..    811   (5,817)   5,908
Cash and cash equivalents, beginning of year..........    257    6,074      166
                                                      -------   ------    -----

Cash and cash equivalents, end of year................$ 1,068   $  257   $ 6,074
                                                      =======   ======   ======

Supplemental cash flow information:
    Interest paid.....................................$ 1,262   $  524   $   338
                                                      =======   ======   ======
    Income tax payments received from subsidiary
        banks, net of income taxes paid...............$   322   $  441   $    16
                                                      =======   ======   =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                              PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.   Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.   Certain Relationships and Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.



                                               PART IV


Item 13.       Exhibits and Reports on Form 8-K

    (a) Exhibits.
        Reference is made to the Exhibit Index beginning on page E-1 hereby. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

    (b) Reports on Form 8-K.
        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                                   Name of Issuer

                                                   By:/s/ Tracy Scott
                                                      Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 25, 1998.




                              Chairman of the Board, Chief Executive Officer and
   /s/ Tracy Scott                               Director
----------------------------         (Principal Executive Officer)

                               President, Chief Operating Officer and Director
  /s/ Gregory K. Cleveland            (Principal Financial Officer)
----------------------------          (Principal Accounting Officer)

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

                                  EXHIBIT INDEX



 Exhibit
   No.                                     Exhibit Description
========== =====================================================================
       2.1 Plan of merger of BNCCORP, Inc., a North Dakota corporation into BNCCORP, INC., a Delaware corporation, incorporated by reference to
           Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
       2.2 Branch Purchase and Assumption Agreement dated as of January 31, 1995 between Metropolitan Federal Bank, fsb and Bismarck National Bank, a national banking association, incorporated by reference to Exhibit
           2.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
       2.3 Stock Purchase Agreement dated as of June 7, 1995, by and among the Company, Gregory Cleveland, Tracy Scott and Community First
           Bankshares, Inc., incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
       2.4 Agreement  and Plan of Merger of the  First  National  Bank of Linton
           with and into BNC National Bank dated as of July 28, 1995, incorporated by reference to Exhibit 2.4 to the Registrant's Form 10-KSB dated as of March 29, 1996.
       2.5 Contract for Sale of Assets dated December 31, 1996 by and between Gregory K. Cleveland, P.C. and BNC National Bank, incorporated by reference to Exhibit 2.5 to the Registrant's Form 10-KSB dated as of March 26, 1997.
       2.6 Stock Purchase Agreement dated February 26, 1997 by and between BNC National Bank and Shareholders of J.D. Meier Insurance Agency, incorporated by reference to Exhibit 2.6 to the Registrant's Form 10-KSB dated as of March 26, 1997.
       2.7 Amended and Restated Agreement and Plan of Merger dated December 19, 1997 among BNCCORP, Inc., J.D. Meier Insurance Agency, Inc. and Lips & Lahr, Inc., William Wade, Dale Ely, Laif Olson, Richard Lahr and David Clausnitzer.
       3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33- 92369).
       3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
       4.1 Specimen of Common Stock Certificate, incorporated by reference to
           Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
       4.2 Warrant to Subscribe for and Purchase Common Stock of BNCCORP, Inc. by and between the Company and Dain Bosworth Incorporated, incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB dated as of March 29, 1996.

 Exhibit
   No.                                     Exhibit Description
========== =====================================================================
       4.3 Form of Indenture by and between BNCCORP, Inc. and Firstar Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-26703).
      10.1 Form of Indemnity Agreement by and between the Company and each of the Company's Directors, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
      10.2 Form of Employment Agreement between the Company and each of Tracy J. Scott, Gregory K. Cleveland, and Brad J. Scott, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33- 92369).
      10.3 Form of BNCCORP, INC. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
      10.4 Employment Agreement between the Company, Bismarck National Bank and Thomas Resch, incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369) as amended by Amendment dated
           June 1, 1996.
      10.5 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the BNCCORP, INC. 1995 Stock Incentive Plan dated as of June 7, 1995, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-KSB dated as of March 29, 1996.
      10.6 Term Loan Agreement dated February 19, 1996 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to
           Exhibit 10.6 to the Registrant's Form 10-KSB dated as of March 29, 1996.
      10.7 Revolving Credit Agreement dated February 19, 1996 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-KSB dated as of March 29, 1996.
      10.8 Amendment to Term Loan Agreement and Term Note dated February 11, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-KSB dated as of March 26, 1997.
      10.9 Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 11, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-KSB dated March 26, 1997.

 Exhibit
   No.                                     Exhibit Description
========== =====================================================================
     10.10 Revolving Credit Agreement dated September 27, 1996 by and between BNC Financial Corporation and Bank Windsor, incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB dated March 26, 1997.
     10.11 Second Amendment to Term Loan Agreement and Term Note dated July 16, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB dated August 13, 1997.
     10.12 Second Amendment to Revolving Credit Agreement and Revolving Credit Note dated July 16, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-QSB dated August 13, 1997.
     10.13 Third Amendment to Term Loan Agreement and Term Note dated February 19,1998 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc.
     10.14 Third Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 19, 1998 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc.
     10.15 Form of Stock Option Agreement for the Grant of Incentive Stock Options Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of January 2, 1998.
     10.16 Contract of Sale dated as of August 29, 1997, by and between BNC National Bank and Preferred Investment Services, Inc.
     10.17 Assignment Agreement dated as of August 29, 1997, by and between Preferred Investment Services, Inc. and BNC National Bank.
        21 Subsidiaries of Company.
      23.1 Consent of Arthur Andersen LLP
        27 Financial Data Schedule