Form 10QSB
period 1998-03-31
BNCCORP INC
filed 1998-05-14
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                      -----

                                   FORM 10-QSB

                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 1998


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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the Registrant's outstanding common stock on May 1, 1998 was 2,402,684

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                           BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)


                            ASSETS                     March 31,   December 31,
                                                         1998        1997
                                                      ----------  ----------
                                                          (unaudited)
CASH AND DUE FROM BANKS...............................$    7,980   $  13,184
INTEREST - BEARING DEPOSITS WITH BANKS................     2,090       2,231
FEDERAL FUNDS SOLD....................................     3,200          --
SECURITIES AVAILABLE FOR SALE.........................    85,627      94,624
LOANS AND LEASES, net of allowance for loan
    losses of $3,113 at March 31, 1998 and
    $3,069 at December 31, 1997.......................   229,304     232,131
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net...     8,571       8,617
ACCRUED INTEREST RECEIVABLE...........................     2,570       2,865
OTHER ASSETS..........................................     2,198       2,715
DEFERRED CHARGES AND INTANGIBLE ASSETS, net...........     4,478       4,636
                                                      ----------  ----------

                                                      $  346,018   $ 361,003
                                                      ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing................................$   24,949   $  25,795
   Interest-bearing -
      Savings, NOW and money market...................    65,245      75,630
      Time deposits $100,000 and over.................    31,253      36,334
      Other time deposits.............................   126,784     125,065
SHORT-TERM BORROWINGS.................................    46,267      46,503
LONG-TERM BORROWINGS..................................    21,322      21,812
OTHER LIABILITIES.....................................     6,370       6,716
                                                      ----------  ----------

      Total liabilities...............................   322,190     337,855
                                                      ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; no shares issued
      or outstanding..................................        --          --
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,400,749 and 2,402,126
      shares issued and outstanding
      (excluding  25,380 shares held in treasury)
      at March 31, 1998 and December 31, 1997,
      respectively....................................        24          24
   Capital surplus....................................    13,801      13,785
   Retained earnings..................................    10,075       9,385
   Treasury stock (25,380 shares).....................      (216)       (216)
   Accumulated other comprehensive income, net
      of income tax effects of $87 and $97............       144         170
                                                      ----------  ----------

      Total stockholders' equity......................    23,828      23,148
                                                      ----------  ----------

                                                       $ 346,018   $ 361,003
                                                      ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        For the Three Months Ended March 31
                        (In thousands, except per share data)

                                                           1998        1997
                                                        ---------   ----------
                                                              (unaudited)
INTEREST INCOME:
   Interest on loans................................... $   5,771   $    4,974
   Interest on investment securities -
      Taxable..........................................     1,331          794
      Tax-exempt.......................................        16           19
      Dividends........................................       110          113
   Other...............................................        28          160
                                                        ---------   ----------
      Total interest income............................     7,256        6,060
                                                        ---------   ----------
INTEREST EXPENSE:
   Deposits............................................     2,798        2,745
   Short-term borrowings...............................       630          162
   Long-term borrowings................................       490          228
                                                        ---------   ----------
      Total interest expense...........................     3,918        3,135
                                                        ---------   ----------
      Net interest income..............................     3,338        2,925
PROVISION FOR LOAN LOSSES..............................        83          170
                                                        ---------   ----------
                                                            3,255        2,755
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....
                                                        ---------   ----------
NONINTEREST INCOME:
   Insurance commissions...............................       374          427
   Fees on loans.......................................       326          195
   Service charges.....................................       149          124
   Rental income.......................................        11           24
   Net gain (loss) on sales of securities..............        18          (11)
   Other...............................................       246          161
                                                        ---------   ----------
      Total noninterest income.........................     1,124          920
                                                        ---------   ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits......................     1,841        1,564
   Depreciation and amortization.......................       371          307
   Occupancy...........................................       266          248
   Office supplies, telephone and postage..............       180          148
   Professional services...............................       153           89
   Marketing and promotion.............................       101           85
   FDIC and other assessments..........................        45           41
   Other...............................................       296          235
                                                        ---------   ----------
      Total noninterest expense........................     3,253        2,717
                                                        ---------   ----------
INCOME BEFORE TAXES....................................     1,126          958
INCOME TAXES...........................................       436          355
                                                        ---------   ----------
NET INCOME ............................................ $     690   $      603
                                                        =========   ==========
BASIC EARNINGS PER COMMON SHARE (Note 4)............... $    0.29   $     0.25
                                                        =========   ==========
DILUTED EARNINGS PER COMMON SHARE (Note 4)............. $    0.28   $     0.25
                                                        =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income
                         For the Three Months Ended March 31
                                   (In thousands)


                                                              1998        1997
                                                            -------     -------
                                                                (unaudited)

NET INCOME..............................................    $   690     $   603
OTHER COMPREHENSIVE INCOME--
   Unrealized gains (losses) on securities:
      Unrealized holding losses arising during the period,
      net of income tax effects of $10 and $177.........    $   (26)    $  (294)
      Less: reclassification adjustment for (gains) losses
      included in net income, net of income tax effects
             of $7 and $4...............................        (11)          7
                                                             -------     -------
OTHER COMPREHENSIVE INCOME..............................        (37)       (287)
                                                             -------     -------
COMPREHENSIVE INCOME....................................    $   653     $   316
                                                             =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.


                                          BNCCORP, INC. AND SUBSIDIARIES
                                 Consolidated Statement of Stockholders' Equity
                                    For the Three Months Ended March 31, 1998
                                         (In thousands, except share data)




                                                                                           Accumulated
                                          Common Stock                                     Other
                                       ------------------   Capital  Retained   Treasury   Comprehensive
                                       Shares     Amount    Surplus  Earnings   Stock      Income         Total
                                       --------   -------   ------- ---------   --------   -------------  -------
BALANCE, December 31, 1997 as
    previously reported..............  2,364,100      $23   $13,768   $10,529      $(216)           $170  $24,274

    Effects of  business combination
        accounted for as a pooling of
        interests (unaudited)
        (Note 3).....................     63,406        1        17    (1,144)        --              --   (1,126)
                                        --------  --------  -------   --------     ------       ---------  -------

Balance December 31, 1997,
   restated (unaudited)..............  2,427,506       24    13,785     9,385       (216)            170   23,148

   Net income (unaudited)............         --       --        --       690         --              --      690

   Other Comprehensive income --

      Change in unrealized holding
         gain on securities available
         for sale, net of income
         taxes (unaudited)...........         --       --        --        --         --             (26)     (26)

   Compensation expense-restricted
       stock (unaudited).............         --       --        16        --         --              --       16

   Restricted stock forfeited/retired
      (unaudited)....................     (1,377)      --        --        --         --              --       --
                                        --------   -------   -------    ------     ------        --------  -------

Balance, March 31, 1998
   (unaudited).......................  2,426,129      $24   $13,801   $10,075      ($216)           $144  $23,828
                                       =========   =======  =======   =======      =======       ========= =======





  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31
                                   (In thousands)


                                                             1998       1997
                                                          ----------  ---------
                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.............................................$     690   $    603
   Adjustments to reconcile net income to net cash
      provided by operating activities --
      Provision for loan losses...........................       83        170
      Depreciation and amortization.......................      218        163
      Amortization of intangible assets...................      149        144
      Net premium amortization (discount accretion)
         on securities....................................      (51)       (32)
      Proceeds from loans recovered.......................        4         11
      Change in accrued interest receivable and other
         assets, net......................................      817       (672)
      Net realized (gains) losses on sales of securities..      (18)        11
      Change in other liabilities, net....................     (346)       786
      Originations of loans to be participated............  (11,893)   (26,854)
      Proceeds from participations of loans...............   11,893     26,854
                                                          ----------  ---------
         Net cash provided by operating activities........    1,546      1,184
                                                          ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold.......................   (3,200)    (7,200)
   Purchases of investment securities.....................  (23,964)   (17,823)
   Proceeds from sales of investment securities...........   21,146     11,098
   Proceeds from maturities of investment securities......   11,858      3,990
   Net (increase) decrease in loans.......................    2,740     (6,525)
   Additions to premises, leasehold improvements and
      equipment, net......................................     (172)      (928)
                                                          ----------  ---------
         Net cash provided by (used in) investing
            activities....................................    8,408    (17,388)
                                                          ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings, NOW and
           money market accounts..........................  (11,231)     3,659
   Net increase (decrease) in time deposits...............   (3,362)     9,871
   Net increase (decrease) in short-term borrowings.......     (236)     3,869
   Repayments of long-term borrowings.....................   (9,795)   (11,240)
   Proceeds from long-term borrowings.....................    9,285     12,221
   Other..................................................       40        --
                                                          ----------  ---------
         Net cash provided by (used in) financing
            activities....................................  (15,299)    18,380
                                                          ----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......   (5,345)     2,176
CASH AND CASH EQUIVALENTS, beginning of period............   15,415      6,422
                                                          ----------  ---------
CASH AND CASH EQUIVALENTS, end of period..................$  10,070   $  8,598
                                                          ==========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid..........................................$   4,051   $  2,693
                                                          ==========  =========
   Income taxes paid......................................$     209   $     81
                                                          ==========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                   March 31, 1998


 NOTE 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by BNCCORP, Inc. ("BNCCORP" or the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1998.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto.


NOTE 2 -- Reclassifications

Certain of the 1997  amounts  have been  reclassified  to conform  with the 1998
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.


NOTE 3 -- Acquisitions and Divestitures

On January 1, 1998, the Company acquired Lips & Lahr, Inc. ("Lips & Lahr") in a business combination accounted for as a pooling of interests. Lips & Lahr, which engages in the insurance business, became a wholly owned subsidiary of BNC National Bank ("BNC -- North Dakota") through the exchange of 63,406 shares of the Company's stock for all of the outstanding stock of Lips & Lahr. The accompanying financial statements as of and for the three months ended March 31, 1998 reflect financial condition and the combined operations of the companies, and financial statements of prior periods have been restated to give effect to the combination.

The following is a reconciliation of the amounts of total revenues and net income previously reported for the quarter ended March 31, 1997 with restated amounts:

                                                 Quarter ended
                                                 March 31, 1997
                                                 --------------
                                                 (in thousands)
     Total revenues:
           BNCCORP, Inc. and subsidiaries....    $        6,541
           Lips & Lahr.......................               439
                                                 --------------
                 As restated.................    $        6,980
                                                 ==============
     Net income:
           BNCCORP, Inc. and subsidiaries....    $          561
           Lips & Lahr.......................                42
                                                 --------------
                 As restated.................    $          603
                                                 ==============

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning acquisitions. At the present time, the Company has no binding commitments or agreements regarding acquisitions, but additional agreements may be negotiated or entered into in the future.

NOTE 4 -- Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128" ) during the fourth quarter of 1997. For comparative purposes, earnings per share ("EPS") for the quarter ended March 31, 1997 have been recalculated in accordance with the provisions of SFAS 128.

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended March 31:


                                              Net                     Per-Share
                                             Income       Shares       Amount
                                          ------------ ------------  -----------
                   1998
Basic earnings per share:
Income available to common stockholders.. $    690,000    2,401,584  $      0.29
                                                                     ===========
Effect of dilutive shares --
      Options............................                    20,197
      Warrants...........................                    16,641
                                                       ------------
Diluted earnings per share:
Income available to common stockholders.. $    690,000    2,438,422  $      0.28
                                          ============ ============  ===========


                   1997
Basic earnings per share:
Income available to common stockholders.. $    603,000    2,402,126  $      0.25
                                                                     ===========
Effect of dilutive shares --
      Options............................                     6,378
      Warrants...........................                     2,756
                                                       ------------
Diluted earnings per share:
Income available to common stockholders.. $    603,000    2,411,260  $      0.25
                                          ============ ============  ===========

Under the provisions of the agreement and plan of merger related to the business combination with Lips & Lahr (see Note 3), former stockholders of Lips & Lahr have the right to receive additional shares of BNCCORP common stock on the first anniversary of the initial share distribution date based on a formula relating to final resolution of contingencies pending at the consummation date. Contingently issuable shares under this agreement have been considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied.

NOTE 5 -- Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. Financial statements for prior periods have been reclassified for comparative purposes.

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131") became effective on January 1, 1998. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company expects to include the required segment disclosures beginning with its annual financial statements for the year ending December 31, 1998. Adoption of the standard will require additional disclosures in the Company's consolidated financial statements, however, it will not have an effect on consolidated net income or stockholders' equity.

Item 2.     Management's Discussion and Analysis or Plan of Operation

     Comparison of Financial Condition at March 31, 1998 and December 31, 1997

Assets. Total assets decreased $15.0 million, or 4 percent, from $361.0 million at December 31, 1997 to $346.0 million at March 31, 1998. The following table presents the Company's assets by category as of March 31, 1998 and December 31, 1997 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:

                                       Assets

                                                                  Change
                                                          ---------------------
                              March 31,     December 31,
                                 1998           1997            $           %
                             ----------    ------------    ---------    --------
Cash and due from banks..... $    7,980   $     13,184   $ (5,204)     (39)% (a)
Interest-bearing deposits
   with banks...............      2,090          2,231       (141)      (6)%
Federal funds sold..........      3,200            --       3,200        --
Securities available for
   sale.....................     85,627         94,624     (8,997)     (10)% (b)
Loans and leases, net.......    229,304        232,131     (2,827)      (1)%
Premises, leasehold
   improvements and
   equipment, net...........      8,571          8,617        (46)      (1)%
Accrued interest
   receivable...............      2,570          2,865       (295)     (10)%
Other assets................      2,198          2,715       (517)     (19)%
Deferred charges and
   intangible assets, net...      4,478          4,636       (158)      (3)%
                             ----------    ------------    ---------
      Total Assets.......... $  346,018    $   361,003   $(14,985)      (4)%
                             ==========    ===========   =========
--------------------

(a) The Company received a large municipal deposit on December 31, 1997. The deposit was out for collection at year end 1997 causing an unusually high balance in cash and due from banks at December 31, 1997. See (b) below and "--Liabilities."

(b) The Company's securities position had to be increased, on a short term basis, in order to provide adequate pledges for the increased municipal deposits at December 31, 1997. The short term securities were sold subsequent to December 31, 1997 to fund withdrawals from the municipal deposit accounts. See (a) above and "--Liabilities."

Allowance for Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three month period ending March 31, 1998 (amounts are in thousands):

                                                  Three Months
                                                      Ended
                                                  March 31, 1998
                                                  -------------
                                                   (Unaudited)
     Balance, beginning of period.................$      3,069
     Provision for loan losses....................          83
     Loans charged off............................         (43)
     Loans recovered..............................           4
                                                  ------------
     Balance, end of period.......................$      3,113
                                                  ============
     Ending loan portfolio .......................$    232,417
                                                  ============
     Allowance for loan losses as a percentage of
           ending portfolio.......................        1.34%

As of March 31, 1998, the Company's allowance for loan losses stands at 1.34 percent of total loans as compared to 1.30 percent at December 31, 1997 and .83 percent one year ago. Net charge-offs as a percentage of average loans for the three month periods ended March 31, 1998 and 1997 were .02 and .01 percent, respectively. See "Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997--Provision for Loan Losses."

The Company maintains its allowance for loan losses at a level considered adequate to provide for anticipated loan losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for loan losses. See " --Customer Year 2000 Preparedness." Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for loan losses in the periods in which they become known. The adequacy of the allowance for loan losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, judgment of the adequacy of the allowance is necessarily approximate and imprecise, and there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Customer Year 2000 Preparedness. The Company expects to implement a year 2000 due diligence policy relating to its borrowers by June 30, 1998. The policy will outline the Company's action plan for assessment of borrower status as it pertains to year 2000 issues and will incorporate guidelines established by regulatory agencies. The Company expects that the customer assessment phase of this plan will be substantially completed by September 30, 1998.

Assessment of borrower status with respect to year 2000 issues, while critical to the banking industry, is by nature subjective and imprecise. While the Company will use due diligence in assessing borrower status and taking appropriate actions based on the results of such assessments, there can be no assurance that each of its borrowers will be adequately prepared and, as a result, the potential of a material adverse impact on the Company cannot be eliminated.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):


                                                     March 31,     December 31,
                                                        1998           1997
                                                    -----------    -------------

                                                    (Unaudited)

Nonperforming loans:
      Loans 90 days or more delinquent and still
            accruing interest....................... $     874        $   1,016
      Nonaccrual loans..............................       329              376
      Restructured loans............................        70              104
                                                     ---------        ---------
Total nonperforming loans...........................     1,273            1,496
      Other real estate owned.......................       --               --
                                                     ---------        ---------
Total nonperforming assets.......................... $    1273        $    1496
                                                     =========        =========
Allowance for loan losses...........................    $3,113           $3,069
Ratio of total nonperforming assets to total assets.      0.37%            0.42%
Ratio of total nonperforming loans to total loans...      0.55%            0.64%
Ratio of allowance for loan losses to total
      nonperforming loans...........................       244%             205%

Nonperforming loans consist of loans 90 or more days past due for which the Company continues to accrue interest, nonaccrual loans, and loans on which the original terms have been restructured.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Other real estate owned includes property acquired by the Company in foreclosure proceedings or under agreements with delinquent borrowers. There were no such properties held at March 31, 1998 or December 31, 1997.

Liabilities. Total liabilities decreased $15.7 million, or 5 percent, from $337.9 million at December 31, 1997 to $322.2 million at March 31, 1998. The following table presents the Company's liabilities by category as of March 31, 1998 and December 31, 1997 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:

                                    Liabilities

                                                                 Change
                                                         --------------------
                                March 31,   December 31,
                                  1998         1997           $          %
                              -----------  ------------- ----------  --------
DEPOSITS:
Noninterest - bearing........ $    24,949  $    25,795  $    (846)      (3)%
Interest - bearing--
      Savings, NOW and
      money market...........      65,245       75,630    (10,385)     (14)% (a)
      Time deposits $100,000
      and over...............      31,253       36,334     (5,081)     (14)% (b)
      Other time deposits....     126,784      125,065      1,719        1%
Short-term borrowings........      46,267       46,503       (236)      (1)%
Long-term borrowings.........      21,322       21,812       (490)      (2)%
Other liabilities............       6,370        6,716       (346)      (5)%
                              -----------    ---------    --------
      Total liabilities...... $   322,190  $   337,855  $ (15,665)      (5)%
                              ===========    =========    ========
-------------------

(a) The December 31, 1997 balance in this category was inflated due to large municipal deposits received on December 31, 1997. See "--Assets." A significant amount of these deposits were withdrawn during the first quarter of 1998.

(b) The reduction in time deposits $100,000 and over was due to the fact that the Company held less than $100,000 of brokered deposits at March 31, 1998 as compared to approximately $7.5 million at December 31, 1997.

Stockholders' Equity. The Company's equity capital increased $680,000 between December 31, 1997 and March 31, 1998. This increase resulted from the $690,000 of earnings recorded for the three months ended March 31, 1998 combined with a $26,000 decrease in the net unrealized holding gain on securities available for sale and $16,000 of additional capital surplus related to compensation expense recorded upon vesting of restricted stock (issued under the Company's stock incentive plan).

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of March 31, 1998:


                                Tier 1           Total          Tier 1
                              Risk-Based       Risk-Based      Leverage
                                 Ratio           Ratio           Ratio
                              -----------     ------------    -----------
Consolidated..............          7.23%           12.01%          5.55%
BNC-- North Dakota........          9.33            10.54           6.04
BNC-- Minnesota (1).......          9.15            10.11           9.43
-------------------

(1)   BNC National Bank of Minnesota

As of March 31, 1998, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" for prompt corrective action provisions.

No major capital expenditures were made during the quarter ended March 31, 1998 and there are no major capital expenditures for additional equipment or facilities currently planned for the remainder of 1998.

                      Comparison of Operating Results for the
                     Three Months Ended March 31, 1998 and 1997

General. Net income for the three months ended March 31, 1998 was $690,000, a 14 percent increase over the $603,000 recorded for the three months ended March 31, 1997. The Company's basic and diluted EPS were $0.29 and $0.28, respectively for the quarter ended March 31, 1998 as compared to $0.25 for both basic and diluted EPS for the same period one year ago. The returns on average assets and average equity for the three months ended March 31, 1998 were .80 and 11.92 percent, respectively, as compared to .83 and 11.04 percent, respectively, for the same period last year.

Net Interest Income. Net interest income for the three month period ending March 31, 1998 increased $413,000, or 14 percent, to $3.3 million as compared to $2.9 million for the same period in 1997. Net interest margin decreased to 4.17 percent for the quarter ended March 31, 1998 from 4.35 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended March 31, 1998 and 1997 as well as the changes between the two periods. Significant factors contributing to the increase in net interest income and decrease in net interest margin are discussed in lettered notes below the table:

                                          Three Months ended March 31,
                          -------------------------------------------------------------
                                     1998                             1997                              Change
                          ----------------------------   ------------------------------   ----------------------------------
                          Average  earned     yield or   Average    earned     yield or   Average  earned or   Average
                          balance  or paid    cost       balance    or paid    cost       balance  paid        yeild or cost
                          -------  -------    --------   -------    --------   --------   -------  ---------   -------------
                                              (Amounts in thousands)
Interest-earning assets
Investments.............$ 95,682   $1,485     6.29%      $69,661    $1,086     6.32%      $26,021  $  399      -0.03%(a)
Loans................... 231,862    5,771    10.09%      204,931     4,974     9.84%       26,931     797       0.25%(b)
   Allowance for loan
      losses............  (3,107)     --                  (1,675)       --                 (1,432)     --
                          -------  ------                -------    ------                 -------  -----
   Total interest-earning
      assets            $324,437   $7,256     9.07%     $272,917    $6,060     9.01%      $51,520  $1,196       0.06%
                         =======   ------                =======    ------                =======  ======
Interest-bearing
   liabilities
Savings, NOW & money
   market accounts..... $ 72,376   $  571     3.20%      $54,534    $  387     2.88%      $17,842  $  184       0.32%(c)
Certificates of
   deposit under
   $100,000............  125,648    1,752     5.66%      128,123     1,768     5.60%       (2,475)    (16)      0.06%
Certificates of
   deposit $100,000
   and over............   32,697      475     5.89%       41,962       590     5.70%       (9,265)   (115)      0.19%(d)
                         -------   ------                -------    ------                 -------  ------
   Interest - bearing
   deposits............  230,721    2,798     4.92%      224,619     2,745     4.96%        6,102      53      -0.04%(e)
Short-term borrowings..   45,995      630     5.56%       11,346       162     5.79%       34,649     468      -0.23%(f)
Long-term borrowings...   21,489      490     9.25%       11,184       228     8.27%       10,305     262       0.98%(g)
                         -------   ------                -------    ------                          ------
   Total borrowings....   67,484    1,120     6.73%       22,530       390     7.02%       44,954     730      -0.29%
                         -------                                    ------                          ------
   Total interest-
      bearing
      liabilities...... $298,205    3,918     5.33%     $247,149     3,135     5.14%      $51,056     783       0.19%(h)
                         =======                         =======    ======                =======
   Net interest
      income/spread....            $3,338     3.74%                 $2,925     3.87%               $  413      -0.13%(h)
                                   ======   =======                 ======    ======               =======    =======
   Net interest margin.                       4.17%                            4.35%                           -0.18%(h)
                                            =======                           ======                          =======
Notation:
Noninterest-bearing
   deposits............ $ 22,002      --                 $19,349       --                  $2,653      --
                         -------                         -------                           ------
   Total deposits...... $252,723  $2,798      4.49%     $243,968   $ 2,745     4.56%       $8,755  $   53      -0.07%
                         =======  ======                 =======   =======    ======       ======= =======

--------------------------

(a) The Company purchased $18.8 million of long-term Government National Mortgage Association securities late in 1997 as part of its interest rate risk management strategy. During 1997 the Company also increased its holdings in U.S. government agencies securities.

(b) Average balance increase is primarily attributable to loan growth in the Minnesota market area including asset-based loans at BNC Financial Corporation ("BNC Financial"). The improvement in loan yield is primarily attributable to the increase in asset-based loans.

(c) Average balance increase is attributable to higher average balances in NOW and money market deposit accounts during the first quarter of 1998. See "Comparison of Financial Condition at March 31, 1998 and December 31, 1997 --Liabilities." Increased cost was caused by increased volume in higher tier/higher rate, primarily commercial, money market deposits.

(d) The Company's brokered deposit holdings during the first quarter of 1998 were negligible.

(e) Decrease in cost of interest-bearing deposits is the result of a mix change in the interest-bearing deposit portfolio. During the first quarter of 1998, 31 percent of average interest-bearing deposits were low-cost deposits as compared to 24 percent for the same period one year earlier. See (c) above.

(f) Average balance increase is attributable to increased borrowings from the Federal Home Loan Bank ("FHLB") during the first quarter of 1998. Reduced cost is also primarily attributable to FHLB borrowings.

(g) Average balance increase is attributable to issuance of the Company's 8 5/8 percent subordinated notes in May 1997 (net proceeds of $14.3 million) offset by lower average balances on other long-term borrowings. Increased cost is also primarily attributable to the subordinated notes.

(h) Reduction in net interest spread and net interest margin is primarily attributable to increase in cost of rate related liabilities. Although cost on interest-bearing deposits and total borrowings decreased, the cost of rate-related liabilities increased due to a significant mix change in the interest-bearing liabilities portfolio. During the first quarter of 1998, borrowings made up 23 percent of that portfolio as compared to only 9 percent for the same period in 1997.

Provision for Loan Losses. The provision for loan losses was $83,000 for the quarter ended March 31, 1998 as compared to $170,000 for the same period one year earlier. A significant loan loss provision booked during 1997 coupled with the partial recovery of loans charged off during 1997 improved the adequacy of the Company's allowance for loan losses and enabled the Company to reduce its provision in the first quarter of 1998 as compared to the same period one year earlier. As of March 31, 1998, the allowance for loan losses stands at 1.34 percent of total loans as compared to 1.30 and .83 percent at December 31, 1997 and March 31, 1997, respectively. Management estimates indicate that the allowance for loan losses is adequate to cover the risk of loss in the loan portfolio at the present time. See "Comparison of Financial Condition at March 31, 1998 and December 31, 1997 -- Allowance for Loan Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three months ended March 31, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Income

                                                    Increase (Decrease)
                                                    --------------------
                            For the Three Months
                              Ended March 31,           1998 - 1997
                            --------------------    --------------------
                              1998        1997         $           %
                            ---------    -------    -------     --------
                               (in thousands)

Insurance commissions...... $   374    $   427       $(53)        (12)%
Fees on loans..............     326        195        131          67 %  (a)
Service charges............     149        124         25          20%
Rental income..............      11         24        (13)        (54)%
Net gain (loss) on sales of
     securities ...........      18       (11)         29        (264)%
Other noninterest income...     246        161         85          53%   (b)
                            -------    -------    -------
   Total noninterest income $ 1,124    $  920      $  204          22%
                            =======    =======    =======
-----------------

(a) Increase is primarily attributable to an increase in loan fees on residential and consumer loans collected during the first quarter of 1998.

(b) Increase is attributable to increases in trust and other fee income.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three months ended March 31, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Expense

                                                   Increase (Decrease)
                                                   --------------------
                           For the Three Months
                             Ended March 31,           1998 - 1997
                           --------------------    --------------------
                             1998        1997         $           %
                           --------    --------    --------    --------
                              (in thousands)

Salaries and employee
   benefits............... $  1,841    $  1,564    $    277       18%  (a)
Depreciation and
   amortization...........      371         307          64       21%  (b)
Occupancy.................      266         248          18        7%
Office supplies,
    telephone and
    postage...............      180         148          32       22%
Professional services.....      153          89          64       72%  (c)
Marketing and promotion...      101          85          16       19%
FDIC and other
    assessments...........       45          41           4       10%
Other.....................      296         235          61       26%  (d)
                           --------    --------    --------
   Total noninterest
      expense.............$  3,253    $   2,717    $    536       20%
                           ========    ========    ========

--------------------

(a) Increase is attributable to growth. Average full time equivalent employees increased from 141 for the three month period ended March 31, 1997 to 164 for the same period in 1998, a 16 percent increase.

(b) Increase is primarily attributable to depreciation expense relating to BNC--North Dakota's new branch office in Bismarck as well as furniture and equipment located in the Centennial Plaza office building in Bismarck (some of which was acquired subsequent to the first quarter of 1997).

(c) Increase is partially due to increased legal fees and as well as fees for other consulting services.

(d) Increase is attributable to small increases in several items in this category including insurance, travel, dues and publications and other such expenses.

Year 2000 Issue. During the first quarter of 1998, the Company completed the awareness and assessment phases of its year 2000 plan. Renovation and validation are underway and will continue rigorously through the year 2000. The Company will have its data testing lab operational by May 31, 1998. The testing facility will be utilized extensively for validation purposes. The Company also continues to communicate with vendors, regulatory agencies and peers in coordinating its year 2000 conversion efforts.

Total year 2000 project cost estimates remain at approximately $200,000 to $400,000 to be incurred beginning in 1998. The Company has not yet incurred costs of a material nature. Applicable costs will continue to be expensed as incurred, unless new software is purchased, which will be capitalized.

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

Income tax expense. Income tax expense increased $81,000 due to the increase in pre-tax income for the quarter ended March 31, 1998 as compared to the pre-tax income recorded for the same period in 1997. The estimated effective tax rates for the three month periods ended March 31, 1998 and 1997 were 38.7 and 37.1 percent, respectively. These rates are higher than the federal statutory rate of
34.0 percent due principally to state income taxes.

Earnings per common share. Basic and diluted earnings per common share were $0.29 and $0.28, respectively, for the quarter ended March 31, 1998 as compared to $0.25 basic and diluted EPS for the same quarter in 1997. See Note 4 to the Consolidated Financial Statements for a summary of the EPS calculations for the three month periods ended March 31, 1998 and 1997.

Liquidity. The Company's continued liquidity risk management objectives are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. BNC -- North Dakota is a member of the FHLB, which affords the bank the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are collateralized by the bank's mortgage loans and various securities from the Company's investment portfolio. During the first quarter of 1998, the Company increased its borrowings from the FHLB by $4.0 million.

The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of subordinated notes. The loan agreements and indenture pursuant to which the Company's subordinated notes were issued contain a number of covenants restricting the ability of the Company or its subsidiaries to take certain actions and requiring maintenance of certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other matters. At March 31, 1998, BNCCORP and its subsidiaries were in compliance with all material debt covenants.

The following table sets forth, for the quarters ended March 31, 1998 and 1997, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                         Major Sources and Uses of Funds

                                                    For the Three Months
                                                       Ended March 31,
                                                   -----------------------
                                                     1998          1997
                                                   ---------     ---------
                                                       (in thousands)

Proceeds from sales and maturities of investment
   securities.................................     $  33,004     $  15,088
Purchases of investment securities............       (23,964)      (17,823)
Net increase (decrease) in deposits...........       (14,593)       13,530
Net (increase) decrease in loans..............         2,740        (6,525)

The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance- sheet items.

                            Forward Looking Statements

Statements included in Item 2, "Management's Discussion and Analysis or Plan of Operation," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income and the anticipated impact of the Year 2000 Issue, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated consequences related to the impact of the Year 2000 Issue on the Company or its customers; and other risks which are difficult to predict and many of which are beyond the control of the Company.

                            PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

On February 4, 1998, the Company issued 63,406 shares of its common stock, $.01 par value, to stockholders of Lips & Lahr in a private offering believed to be exempt under Sections 4(2) and 4(6) of the Securities Act of 1933 and the regulations and rules thereunder including Regulation D. The stock was issued in conjunction with a business combination accounted for as a pooling of interests, and in exchange for all the outstanding stock of Lips & Lahr. See Note 3 to the Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Part I Exhibit 27.  Financial Data Schedule
            (b)    Reports on Form 8-K
                   None.

                                    Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: May 14, 1998                  By   /s/ Gregory K. Cleveland
                                       ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Operating Officer
                                         Only Authorized Signature