Form 10QSB
period 1998-06-30
BNCCORP INC
filed 1998-08-14
CIK 945434

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                        -----

                                     FORM 10-QSB

                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 1998


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


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the Registrant's outstanding common stock on August 1, 1998 was 2,390,184

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                           BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)


                            ASSETS                       June 30,   December 31,
                                                            1998        1997
                                                         ----------  ----------
                                                        (unaudited)
CASH AND DUE FROM BANKS.................................$    7,550  $  13,184
INTEREST - BEARING DEPOSITS WITH BANKS..................     1,813       2,231
SECURITIES AVAILABLE FOR SALE...........................    91,387      94,624
LOANS AND LEASES, net of allowance for
    loan losses of $3,014 at June 30, 1998 and $3,069
    at December 31, 1997................................   254,978     232,131
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net.....     8,590       8,617
ACCRUED INTEREST RECEIVABLE.............................     2,817       2,865
OTHER ASSETS............................................     2,477       2,715
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.............     4,324       4,636
                                                        ----------  ----------

                                                        $  373,936  $ 361,003
                                                        ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing..................................$   25,855  $  25,795
   Interest-bearing -
      Savings, NOW and money market.....................    64,595      75,630
      Time deposits $100,000 and over...................    37,570      36,334
      Other time deposits...............................   132,982     125,065
SHORT-TERM BORROWINGS...................................    56,487      46,503
LONG-TERM BORROWINGS....................................    25,707      21,812
OTHER LIABILITIES.......................................     6,333       6,716
                                                        ----------  ----------

      Total liabilities.................................   349,529     337,855
                                                        ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; no shares issued or
      outstanding.......................................       --          --
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,390,184 and 2,402,126
      shares issued and outstanding  (excluding
      42,880 and 25,380 shares held in treasury)
      at June 30, 1998 and December 31, 1997,
      respectively......................................        24          24
   Capital surplus......................................    13,920      13,785
   Retained earnings....................................    10,843       9,385
   Treasury stock (42,880 and 25,380 shares,
      respectively).....................................     (513)       (216)
   Accumulated other comprehensive income, net of
      income tax effects of $45 and $97.................       133         170
                                                        ----------  ----------

      Total stockholders' equity........................    24,407      23,148
                                                        ----------  ----------

                                                        $  373,936  $ 361,003
                                                        ==========  ==========
   The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        (In thousands, except per share data)

                             For the Three Months Ended For the Six Months Ended
                                          June 30,              June 30,
                                      1998       1997       1998       1997
                                     --------   --------   --------   --------
                                          (unaudited)          (unaudited)
INTEREST INCOME:
   Interest on loans................$  6,055   $  5,371   $ 11,826   $ 10,345
   Interest on investment
      securities -
      Taxable.......................   1,235        915      2,566      1,709
      Tax-exempt....................      15         17         31         36
      Dividends.....................      74        108        184        221
   Other............................     150         15        178        175
                                    --------   --------   --------   --------
      Total interest income.........   7,529      6,426     14,785     12,486
                                    --------   --------   --------   --------
INTEREST EXPENSE:
   Deposits.........................   2,887      2,779      5,685      5,524
   Short-term borrowings............     715        270      1,345        432
   Long-term borrowings.............     529        320      1,019        548
                                    --------   --------   --------   --------
      Total interest expense........   4,131      3,369      8,049      6,504
                                    --------   --------   --------   --------
      Net interest income...........   3,398      3,057      6,736      5,982
PROVISION FOR LOAN LOSSES...........     115      2,083        198      2,253
                                    --------   --------   --------   --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES........   3,283        974      6,538      3,729
                                    --------   --------   --------   --------
NONINTEREST INCOME:
   Insurance commissions............     464        451        838        878
   Fees on loans....................     405        166        731        361
   Service charges..................     126        115        275        239
   Rental income....................      11         11         22         35
   Net gain (loss) on sales of
      securities....................     (1)         --         17       (11)
   Other............................     287        161        533        322
                                    --------   --------   --------   --------
      Total noninterest income......   1,292        904      2,416      1,824
                                    --------   --------   --------   --------
NONINTEREST EXPENSE:
   Salaries and employee benefits...   1,851      1,522      3,692      3,086
   Depreciation and amortization....     370        326        741        633
   Occupancy........................     251        227        517        475
   Office supplies, telephone and
      postage.......................     184        172        364        320
   Professional services............     175        126        328        215
   Marketing and promotion..........     139        113        240        198
   FDIC and other assessments.......      46         42         91         83
   Other............................     297        212        593        447
                                    --------   --------   --------   --------
      Total noninterest expense.....   3,313      2,740      6,566      5,457
                                    --------   --------   --------   --------
INCOME BEFORE TAXES.................   1,262      (862)      2,388         96
INCOME TAXES........................     494      (310)        930         45
                                    --------   --------   --------   --------
NET INCOME .........................$    768   $  (552)   $  1,458   $     51
                                    ========   ========   ========   ========
BASIC EARNINGS PER COMMON SHARE
    (Note 4)........................$   0.32    $(0.23)   $   0.61   $   0.02
                                    ========   ========   ========   ========
DILUTED EARNINGS PER COMMON SHARE
    (Note 4)........................$   0.31    $(0.23)   $   0.59   $   0.02
                                    ========   ========   ========   ========
  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income
                                   (In thousands)


                            For the Three Months Ended  For the Six Months Ended
                                      June 30,                    June 30,
                               ---------------------      ---------------------
                                    1998         1997          1998       1997
                                  -------      -------        -------   -------
                                     (unaudited)                 (unaudited)

NET INCOME...................... $    768     $  (552)     $  1,458      $   51
OTHER COMPREHENSIVE INCOME--
   Unrealized gains  (losses) on
   securities:

      Unrealized  holding gains
      (losses) arising  during the
      period,  net of income tax
      effects of $5 and $168 for
      the three months ended June
      30, 1998 and 1997,
      respectively,  and $15 and
      $9 for the six months ended
      June 30, 1998 and 1997,
      respectively...............     (11)        263           (37)        (30)

      Less: reclassification
      adjustment for (gains) losses
      included in net income, net
      of income tax effects of $6
      and $4 for the six months
      ended June 30, 1998 and 1997,
      respectively...............      --          --           (11)          7
                                   ---------   ----------   ---------  ---------
OTHER COMPREHENSIVE INCOME.......     (11)        263           (48)        (23)
                                   ---------   ----------   ---------  ---------
COMPREHENSIVE INCOME.............$    757     $  (289)      $  1,410   $     28
                                   =========   ==========   =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.



                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                       For the Six Months Ended June 30, 1998
                         (In thousands, except share data)



                                                                             Accumulated
                                                                                Other
                                  Common Stock  Capital  Retained Treasury  Comprehensive
                                 Shares  Amount Surplus  Earnings  Stock        Income     Total
                                -------- ------ -------- -------- -------     ---------  -------
BALANCE, December 31,
    1997 as previously
    reported.............      2,364,100    $23 $13,768   $10,529  $(216)         $170    $24,274

    Effects of  business
        combination accounted
        for as a pooling of
        interests (unaudited)
        (Note 3)...........       63,406      1      17    (1,144)    --           --      (1,126)
                                -------- ------- -------  -------- ------      --------    -------

Balance December 31, 1997,
   restated (unaudited)....    2,427,506     24  13,785     9,385   (216)         170      23,148

   Net income (unaudited)..           --     --      --     1,458     --           --       1,458

   Other Comprehensive income --

      Change in unrealized
      holding gain on securities
      available for sale,
       net of income taxes
          (unaudited).....            --     --      --        --     --          (37)        (37)

   Compensation expense-
      restricted stock
      (unaudited).........            --     --      32        --     --           --          32

   Restricted stock forfeited
      /retired (unaudited).....   (1,377)    --      --        --     --           --          --

   Options exercised (unaudited)   1,935     --      19        --     --           --          19

   Restricted stock issued
      (unaudited).............     5,000     --      84        --     --           --          84

   Purchase of Treasury Stock
      (unaudited).............        --     --      --        --   (297)          --         (297)
                                 -------- ------- ------- -------  -------    ---------     -------

Balance, June 30, 1998
   (unaudited)..............    2,433,064   $24   $13,920 $10,843  $(513)         $133     $24,407
                                ========= ======= ======= =======  =======    =========     =======



   The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                          For the Six Months Ended June 30
                                   (In thousands)


                                                              1998       1997
                                                          ----------  ---------
                                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.............................................$   1,458   $     51
   Adjustments to reconcile net income to net cash
      provided by operating activities --
      Provision for loan losses...........................       198      2,253
      Depreciation and amortization.......................       435        336
      Amortization of intangible assets...................       297        286
      Net premium amortization (discount accretion)
         on securities....................................       (41)        (9)
      Proceeds from loans recovered.......................        15         42
      Change in accrued interest receivable and
         other assets, net................................       292     (1,002)
      Net realized (gains) losses on sales of securities..       (17)        11
      Change in other liabilities, net....................      (383)      (193)
      Originations of loans to be participated............   (25,440)   (35,595)
      Proceeds from participations of loans...............    25,440     35,595
                                                          ----------  ---------
         Net cash provided by operating activities........     2,254      1,775
                                                          ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold.......................        --      6,900
   Purchases of investment securities.....................   (43,174)   (25,812)
   Proceeds from sales of investment securities...........    34,547     13,281
   Proceeds from maturities of investment securities......    11,885      4,177
   Net increase in loans..................................   (23,060)   (28,520)
   Additions to premises, leasehold improvements
      and equipment, net...................................     (408)    (1,540)
                                                           ---------  ---------
         Net cash used in investing activities.............  (20,210)   (31,514)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings, NOW and
           money market accounts...........................  (10,975)     2,618
   Net increase in time deposits...........................    9,153      4,275
   Net increase in short-term borrowings...................    9,984     21,232
   Repayments of long-term borrowings......................   (9,806)   (21,634)
   Proceeds from long-term borrowings......................   13,660     28,370
   Purchase of treasury stock..............................    (297)         --
   Other...................................................     185          (3)
                                                           ---------  ---------
         Net cash provided by financing activities........   11,904     34,858
                                                           ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......   (6,052)      5,119
CASH AND CASH EQUIVALENTS, beginning of period............   15,415      6,422
                                                           ---------  ---------
CASH AND CASH EQUIVALENTS, end of period..................$   9,363   $ 11,541
                                                           =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid..........................................$   8,144   $  6,196
                                                          =========   =========
   Income taxes paid......................................$     522   $    754
                                                          =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                    June 30, 1998


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

The unaudited consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1998.

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


NOTE 3 -- Acquisitions and Divestitures

On January 1, 1998, the Company acquired Lips & Lahr, Inc. ("Lips & Lahr") in a business combination accounted for as a pooling of interests. Lips & Lahr, which engages in the insurance business, became a wholly owned subsidiary of BNC National Bank ("BNC -- North Dakota") through the exchange of 63,406 shares of the Company's common stock for all of the outstanding stock of Lips & Lahr. The accompanying financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 reflect the financial condition and operations of the combined companies, and financial statements of prior periods have been restated to give effect to the combination.

The following is a reconciliation of the amounts of total revenues and net income previously reported for the three and six month periods ended June 30, 1997 with restated amounts:

                                            For the Three       For the Six
                                             Months Ended       Months Ended
                                            June 30, 1997      June 30, 1997
                                            --------------     --------------
                                            (in thousands)     (in thousands)
Total revenues:
      BNCCORP, Inc. and subsidiaries....    $       6,891      $      13,432
      Lips & Lahr.......................              439                878
                                            --------------     --------------
            As restated.................    $       7,330      $      14,310
                                            ==============     ==============
Net income:
      BNCCORP, Inc. and subsidiaries....    $        (568)     $          (7)
      Lips & Lahr.......................               16                 58
                                            --------------     --------------
            As restated.................    $        (552)     $          51
                                            ==============     ==============

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning acquisitions. At the present time, the Company has no binding commitments or agreements regarding acquisitions, but additional agreements may be negotiated or entered into in the future.

NOTE 4 -- Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128" ) during the fourth quarter of 1997. For comparative purposes, earnings per share ("EPS") for the three and six months ended June 30, 1997 have been recalculated in accordance with the provisions of SFAS 128.

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended June 30:


                                          Net                       Per-Share
                                        Income          Shares        Amount
                                     ------------    ------------   -----------
                   1998
Basic earnings per share:
Net income......................... $    768,000       2,402,838     $    0.32
                                                                    ===========
Effect of dilutive shares --
      Options......................                       78,374
      Warrants.....................                       18,708
                                                      ------------
Diluted earnings per share:
Net income......................... $    768,000       2,499,920     $     0.31
                                    ============      ============  ===========


                   1997
Basic earnings per share:
Net income......................... $  (552,000)       2,402,126     $    (0.23)
                                                                    ===========
Effect of dilutive shares --
      Options......................                           --
      Warrants.....................                           --
                                                     ------------
Diluted earnings per share:
Net income.........................$  (552,000)       2,402,126      $    (0.23)
                                   ============    ============     ===========

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six month periods ended June 30:


                                         Net                         Per-Share
                                       Income          Shares          Amount
                                    ------------    ------------    -----------
                   1998
Basic earnings per share:
Net income.........................$  1,458,000       2,402,215     $      0.61
                                                                    ===========
Effect of dilutive shares --
      Options......................                      49,285
      Warrants.....................                      17,675
                                                   ------------
Diluted earnings per share:
Net income.........................$  1,458,000       2,469,175     $      0.59
                                   ============    ============     ===========


                   1997
Basic earnings per share:
Net income.........................$     51,000       2,402,126     $      0.02
                                                                    ===========
Effect of dilutive shares --
      Options......................                       3,189
      Warrants.....................                       1,378
                                                    ------------
Diluted earnings per share:
Net income.........................$     51,000       2,406,693     $      0.02
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

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131") became effective on January 1, 1998. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company will include the required segment disclosures beginning with its annual financial statements for the year ending December 31, 1998. Adoption of the standard will require additional disclosures in the Company's consolidated financial statements; however, it will not have an effect on consolidated net income or stockholders' equity.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133, however, adoption of the accounting standard could increase volatility in earnings and other comprehensive income.

Item 2.     Management's Discussion and Analysis or Plan of Operation

      Comparison of Financial Condition at June 30, 1998 and December 31, 1997

Assets. Total assets increased $12.9 million, or 4 percent, from $361.0 million at December 31, 1997 to $373.9 million at June 30, 1998. The following table presents the Company's assets by category as of June 30, 1998 and December 31, 1997, as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:

                                       Assets

                                                                  Change
                                                         ----------------------
                                June 30,   December 31,
                                 1998         1997            $            %
                                --------   ------------  ----------    --------
Cash and due from banks.........$  7,550   $     13,184  $   (5,634)   (43)% (a)
Interest-bearing deposits with
   banks........................   1,813          2,231        (418)   (19)%
Securities available for sale...  91,387         94,624      (3,237)    (3)%
Loans and leases, net........... 254,978        232,131      22,847     10 % (b)
Premises, leasehold
   improvements and equipment,
   net..........................   8,590          8,617         (27)   (.3)%
Accrued interest receivable.....   2,817          2,865         (48)    (2)%
Other assets....................   2,477          2,715        (238)    (9)%
Deferred charges and
   intangible assets, net.......   4,324          4,636        (312)    (7)%
                                --------    ------------  ----------
      Total Assets.............$  373,936   $   361,003   $   12,933     4 %
                                =========   ===========   ==========
--------------------

(a) The Company received a large municipal deposit on December 31, 1997. The deposit was out for collection at year end 1997 causing an unusually high balance in cash and due from banks at December 31, 1997.

(b) The increase in loans is primarily attributable to loan growth in the Minnesota market area, including asset-based loans at BNC Financial Corporation ("BNC Financial").

While prospects for continued loan growth appear favorable, particularly in the Minnesota market, management cannot predict, with any degree of certainty, the Company's future loan growth potential. Future loan growth will be impacted by many factors beyond the control of the Company including, but not limited to, general economic conditions and the competitive and interest rate environment in the markets in which the Company operates.

Allowance for Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and six month periods ending June 30, 1998 (amounts are in thousands):

                                             Three Months    Six Months
                                                 Ended          Ended
                                             June 30, 1998  June 30, 1998
                                             -------------  -------------
                                              (Unaudited)    (Unaudited)
Balance, beginning of period.................$      3,113   $      3,069
Provision for loan losses....................         115            198
Loans charged off............................        (225)          (268)
Loans recovered..............................          11             15
                                             -------------  -------------
Balance, end of period.......................$       3,014  $      3,014
                                             =============  =============
Ending loan portfolio .......................$     257,992
                                             =============
Allowance for loan losses as a percentage of
      ending loan portfolio..................        1.17%

As of June 30, 1998, the Company's allowance for loan losses stands at 1.17 percent of total loans as compared to 1.30 percent at December 31, 1997 and 1.27 percent one year ago. Net charge-offs as a percentage of average loans for the three and six month periods ended June 30, 1998 were .09 and .11 percent, respectively, as compared to .40 and .43 percent, respectively, for the same periods last year. During the second quarter of 1997, the Company charged off $914,000 in loans. The vast majority of these loans were related to lending activities of an officer dismissed during that quarter. See "Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997--General and --Provision for Loan Losses" and "Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997--General and --Provision for Loan Losses" for further discussion regarding this issue.

The Company maintains its allowance for loan losses at a level considered adequate to provide for anticipated loan losses based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position, collateral values, and other factors and estimates, all of which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for loan losses. See "--Customer Year 2000 Preparedness." Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for loan losses. The adequacy of the allowance for loan losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, the adequacy of the allowance is necessarily approximate and imprecise, and there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Agricultural Loans. Recent developments relating to the agricultural industry have caused concern with respect to how such developments might impact financial institutions with concentrations of credit in the agricultural industry. BNC's agricultural loan portfolio totals approximately $21.8 million, or only 8 percent of total loans. Within the portfolio, loans are diversified as follows:

                            Percent of    Percent of
                             Total Ag       Total
                              Loans         Loans
                            ----------    ----------
Grain producers........          28.8%          2.4%
Livestock producers....          28.5%          2.4%
Agricultural real estate         16.5%          1.4%
Machinery/equipment....          13.2%          1.1%
Other miscellaneous....          13.0%          1.0%
                            ----------    ----------
                                100.0%          8.3%
                            ==========    ==========

Approximately 95 percent of the company's agricultural loans are to borrowers located in North Dakota. Within the state, agricultural loans are diversified over 20 counties with the following counties (and their geographical location within the state) representing the most significant concentrations of loans:


                                Percent of
                               Total Loans     Percent of
                                  in ND        Total Loans
                               ------------    -----------
Emmons (south central).....           36.7%           2.9%
Burleigh (south central)...           23.8%           1.9%
Hettinger (southwest)......           12.1%           1.0%
Sargent (southeast)........           11.5%           0.9%
Other (16 counties)........           15.9%           1.6%
                               ------------    -----------
                                     100.0%           8.3%
                               ============    ===========

Agricultural loans are being closely monitored by the Company. As of June 30, 1998, total nonperforming agricultural loans were $631,000, $412,000 of which was past due 90 days and still accruing interest but in the process of being refinanced with additional collateral to be obtained by the bank.

Customer Year 2000 Preparedness. The Company implemented a year 2000 due diligence policy relating to its borrowers in June 1998. The policy outlines the Company's action plan for assessment of borrower status as it pertains to year 2000 issues and incorporates guidelines established by regulatory agencies. The Company expects that the customer assessment phase of this plan will be substantially completed by September 30, 1998.

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

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------
                                                 (Unaudited)
Nonperforming loans:
      Loans 90 days or more delinquent and still
            accruing interest...................$   2,279            $   1,016
      Nonaccrual loans..........................      373                  376
      Restructured loans........................       61                  104
                                                ---------            ---------
Total nonperforming loans.......................    2,713                1,496
      Other real estate owned...................      382                   --
                                                ---------             --------
Total nonperforming assets......................$   3,095            $   1,496
                                                =========            =========
Allowance for loan losses.......................$   3,014            $   3,069
Ratio of total nonperforming assets to total
    assets......................................     0.83%                0.42%
Ratio of total nonperforming loans to total
    loans.......................................     1.05%                0.64%
Ratio of allowance for loan losses to total
      nonperforming loans.......................      111%                 205%

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

Of the $2.7 million reported as nonperforming loans at June 30, 1998, $1.8 million (reported in the "loans 90 days or more delinquent and still accruing interest" category) is either in the process of being paid out by another lender or in the process of being restructured by the borrower. All of the $1.8 million is substantially collateralized and fully accruing interest and the Company does not anticipate any losses on these particular loans. The Company's remaining nonperforming loans total $900,000 or .35 percent of total loans. The Company's ratio of allowance for loan losses to nonperforming loans at June 30, 1998, without the $1.8 million included, would be 335 percent.

Liabilities. Total liabilities increased $11.7 million, or 3 percent, from $337.9 million at December 31, 1997 to $349.5 million at June 30, 1998. The following table presents the Company's liabilities by category as of June 30, 1998 and December 31, 1997 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:

                                    Liabilities

                                                               Change
                                                         --------------------
                               June 30,    December 31,
                                 1998          1997          $           %
                              -----------  ------------- ----------  --------
Deposits:
Noninterest - bearing........ $    25,855  $      25,795 $      60       --
Interest - bearing--
      Savings, NOW and
      money market...........      64,595         75,630   (11,035)    (15)%(a)
      Time deposits $100,000
      and over...............      37,570         36,334     1,236       3 %
      Other time deposits....     132,982        125,065     7,917       6 %
Short-term borrowings........      56,487         46,503     9,984      21 % (b)
Long-term borrowings.........      25,707         21,812     3,895      18 % (c)
Other liabilities............       6,333          6,716      (383)     (6)%
                              -----------  -------------  ---------
      Total liabilities...... $   349,529  $     337,855  $ 11,674       3 %
                              ===========  =============  =========
-------------------

(a) The December 31, 1997 balance in this category was inflated due to large municipal deposits received on December 31, 1997. See "--Assets." A significant amount of these deposits were withdrawn during the first quarter of 1998.

(b) The increase in short-term borrowings reflects increased borrowings from the Federal Home Loan Bank ("FHLB").

(c) The increase in long-term borrowings is due to additional draws on the Company's revolving line of credit with Firstar Bank Milwaukee, N.A., primarily for the purpose of funding asset-based loans at BNC Financial.

Stockholders' Equity. The Company's equity capital increased $1,259,000 between December 31, 1997 and June 30, 1998. The increase resulted from net earnings of $1,458,000 and transactions involving the exercise of stock options or the issuance or vesting of restricted stock totaling $135,000 offset by a $37,000 decrease in the net unrealized holding gain on securities available for sale and the repurchase of 17,500 shares of stock for $297,000.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of June 30, 1998:


                                Tier 1           Total          Tier 1
                              Risk-Based       Risk-Based      Leverage
                                 Ratio           Ratio           Ratio
                              -----------     ------------    -----------
Consolidated..............          6.99%           11.54%          5.55%
BNC-- North Dakota........           9.30            10.39           6.17
BNC-- Minnesota (1).......           9.29            10.20           9.49
-------------------

(1)   BNC National Bank of Minnesota

As of June 30, 1998, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

No major capital expenditures were made during the period ended June 30, 1998 and, other than as necessary to support growth of the Company, there are no major capital expenditures for additional equipment or facilities currently planned for the remainder of 1998.

                      Comparison of Operating Results for the
                     Three Months Ended June 30, 1998 and 1997

General. Net income for the three months ended June 30, 1998 was $768,000, as compared to the net loss of $552,000 recorded for the three months ended June
30,  1997.   The  Company's   basic  and  diluted  EPS  were  $0.32  and  $0.31,
respectively, for the quarter ended June 30, 1998 as compared to ($0.23) for both basic and diluted EPS for the same period one year ago. The returns on average assets and average equity for the three months ended June 30, 1998 were
 .85 and 12.77 percent, respectively, as compared to (.72) and (10.02) percent, respectively, for the same period last year.

The Company's performance for the second quarter of 1997 was impacted by a special $1.9 million loan loss provision booked during that quarter. The additional provision resulted from questionable loan practices by a loan officer dismissed during that quarter. More than 80 percent of the $1.9 million provision was attributable to questionable activity with one customer. During the same quarter, the Company charged off approximately $856,000 in principal and over $60,000 in interest and late fees all related to transactions with this customer. See "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Allowance for Loan Losses."

In July 1997, BNC--North Dakota filed suit against the terminated loan officer and her husband alleging misrepresentations, reliance on misrepresentations and breaches of fiduciary responsibilities and conflicts of interest and seeking monetary damages against the loan officer and equitable relief by way of the imposition of a constructive trust against the loan officer and her husband.

In December 1997, following negotiations with the bank's fidelity bond carrier, the carrier made a payment of $762,000 to be applied against any covered losses of the bank. Approximately $690,000 of this payment was credited to the bank's allowance for loan losses. The remaining $72,000 was credited to noninterest income to cover a portion of the costs the bank had incurred in resolving this matter. A final settlement of covered losses with the fidelity bond carrier has not been reached and negotiations with the carrier are continuing. While there can be no assurances concerning the amount of final recovery on the claim, Company management anticipates that final settlement of the claim will result in an additional payment by the carrier.

The Company's pro forma net income, EPS and return on average assets and average equity for the three month period ended June 30, 1997, without the increase in the loan loss provision and related litigation and other costs, would have been approximately (in thousands, except EPS data; 1998 data included for comparative purposes):

                                                   Three Months
                                  Three Months         Ended
                                     Ended         June 30, 1997
                                 June 30, 1998      (Pro Forma)
                                 --------------    -------------
                                  (unaudited)       (unaudited)
Net income                       $          768    $         679
EPS - Basic                      $         0.32    $        0.28
EPS - Diluted                    $         0.31    $        0.28
Return on average assets                  0.85%            0.89%
Return on average equity                 12.77%           12.20%

Net Interest Income. Net interest income for the three month period ended June 30, 1998 increased $341,000, or 11 percent, to $3.4 million as compared to $3.1 million for the same period in 1997. Net interest margin decreased to 4.02 percent for the quarter ended June 30, 1998 from 4.31 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended June 30, 1998 and 1997 as well as the changes between the two periods. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the table:

                                                     Three Months ended June 30,
                              --------------------------------------------------
                                        1998                       1997                           Change
                              ------------------------  --------------------------  --------------------------------
                                      Interest Average          Interest  Average           Interest
                              Average  earned  yield or Average earned    yield or  Average earned or  Average
                              balance or paid   cost    balance or paid    cost     balance  paid      yield or cost
                              ------- -------  -------- ------- --------  --------  ------- ---------  -------------
                                                          (Amounts in thousands)

Interest-earning assets
Investments..........        $ 97,032  $1,474    6.09% $ 65,990   $1,055     6.41%  $31,042    $  419   -0.32%(a)
Loans................         245,115   6,055    9.91%  220,273    5,371     9.78%   24,843       684    0.13%(b)
     Allowance for loan
        losses                 (3,008)    --             (1,825)      --             (1,183)       --
                               -------  ------          -------  -------            -------    -------
     Total interest-earning
        assets.......        $339,139  $7,529    8.91% $284,438   $6,426     9.06%  $54,702     $1,103   -0.15%(c)
                              =======  ------           =======  -------            =======    -------
Interest-bearing liabilities
Savings, NOW & money market
       accounts......         $64,915  $  499    3.08% $ 56,955 $    416     2.93%  $ 7,960     $   83     0.15%(d)
Certificates of deposit under
      $100,000.......         130,558   1,845    5.67%  128,203    1,779     5.57%    2,355         66     0.10%
Certificates of deposit
      $100,000 and over...     37,169     543    5.86%   41,416      584     5.66%   (4,247)       (41)    0.20%(e)
                              -------  ------           -------  -------             -------    -------
      Interest - bearing
         deposits...          232,642   2,887    4.98%  226,574    2,779     4.92%    6,068        108     0.06%(f)
Short-term borrowings...       52,712     715    5.44%   18,678      270     5.80%   34,034        445    -0.36%(g)
Long-term borrowings....       23,736     529    8.94%   14,145      320     9.07%    9,591        209    -0.13%(h)
                              -------  ------            ------- -------            -------    -------
     Total borrowings...       76,448   1,244    6.53%   32,823      590     7.21%   43,625        654    -0.68%(i)
                              -------  ------            ------- -------            -------    -------
     Total interest-bearing
        liabilities          $309,090   4,131    5.36% $259,397    3,369     5.21%  $49,693        762     0.15%(j)
                              =======  ------           =======  -------            =======    -------
     Net interest income/
        spread                         $3,398    3.55%            $3,057     3.85%              $  341    -0.30%(k)
                                       ======  =======           =======    ======             =======    =======
     Net interest margin                         4.02%                       4.31%                        -0.29%(k)
                                               =======                      ======                        =======
Notation:
Noninterest-bearing
   deposits...                $23,756      --           $18,232       --             $5,524         --
                              -------                   -------                     -------
    Total deposits...        $256,398  $2,887    4.52% $244,806  $ 2,779     4.55%  $11,592     $  108    -0.03%(f)
                              =======  ======  =======  =======  =======    ======  =======    =======   =======

--------------------------

(a) The Company purchased $18.8 million of long-term Government National Mortgage Association securities late in 1997 as part of its interest rate risk management strategy. During 1997 the Company also increased its holdings in U.S. government agencies securities. The decrease in the investment yield is primarily due to the decline in U.S. Treasury rates, which has caused the Company to receive prepayments on mortgage-backed securities, the proceeds of which have been reinvested at lower rates currently available.

(b) Average balance increase is primarily attributable to loan growth in the Minnesota market area including, asset-based loans at BNC Financial. See "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Assets." The improvement in loan yield is primarily attributable to the increase in asset-based loans.

(c) Decrease in yield on interest-earning assets is primarily due to a mix change in the earning asset portfolio coupled with the decrease in yield on investment securities discussed in (a) above. During the second quarter of 1998, 29 percent of average interest-earning assets were lower-yielding investments as compared to only 23 percent for the same period one year earlier.

(d) Average balance increase is attributable to higher average balances in NOW and money market deposit accounts during the second quarter of 1998 as compared to the same quarter one year earlier. Increased cost is caused by increased volume in higher tier/higher rate, primarily commercial, money market deposits.

(e) Decrease in volume reflects the fact that the Company's average balances of brokered deposit holdings during the second quarter of 1998 were negligible. Increased cost is caused by increases in some large certificate of deposit rates.

(f) Increase in cost of interest-bearing deposits is the result of the factors discussed in (d) and (e) above. While all interest-bearing deposit categories reflected cost increases of 10 basis points or greater, the overall cost of interest-bearing deposits increased only 6 basis points due to a mix change in the average interest-bearing deposit portfolio. Low-cost deposits represented 28 percent of average interest-bearing deposits for the quarter ended June 30, 1998 as compared to 25 percent for the same quarter one year earlier. A deposit mix change is further accentuated in the cost of total deposits (i.e., with noninterest-bearing deposits included). While the Company experienced cost increases in each category of interest-bearing deposits, the total cost of deposits for the quarter ended June 30, 1998 was 3 basis points under the cost for the same quarter in 1997. Average noninterest-bearing deposits represented 9 percent of the average total deposit portfolio for the second quarter of 1998 as compared to 7 percent for the same period in 1997.

(g) Average balance increase is attributable to increased borrowings from the FHLB during 1998. See "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Liabilities." Reduced cost is primarily attributable to a decrease in average cost on FHLB borrowings.

(h) Average balance increase is attributable to issuance of the Company's 8 5/8 percent subordinated notes in May 1997 (net proceeds of $14.3 million) and additional draws on the Company's other borrowing facilities. See "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Liabilities."

(i)   Variances are a result of the factors discussed in (g) and (h) above.


(j) The increase in cost of interest-bearing liabilities is due to the above-noted increased cost of interest-bearing deposits and a mix change in the average interest-bearing liabilities portfolio. Borrowings represented 25 percent of average interest-bearing liabilities for the quarter ended June 30, 1998 compared to 13 percent for the same period on year earlier.

(k) Reduction in net interest spread and net interest margin is attributable to the above-mentioned increase in the cost of interest-bearing liabilities coupled with the decrease in yield on interest-earning assets.

As indicated in the table above, the Company has experienced pressure on its net interest spread and margin on both the asset and liability sides. Competition for high quality loans in the markets in which the Company operates has been strong, and the decline in U.S. Treasury rates has negatively impacted the Company's yield on investments in recent months. Earning asset growth continues to outpace core deposit growth because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers. This results in increased use of brokered and out of market certificates of deposit and other borrowings, which, unless accompanied by increases in noninterest- or low-interest-bearing deposits, can cause increases in the cost of interest-bearing liabilities. Other factors, including, but not limited to, the monetary policies of the Federal Reserve Board can impact interest rates which can materially affect the operating results of commercial banks. Management cannot predict, with any degree of certainty, prospects for net interest income in future periods, however, expects to continue to see intense competition for bank customers and pressure on net interest spread and margin. The Company expects to continue to focus on broadening its financial product and service offerings in order to supplement earnings from core banking activities.

Provision for Loan Losses. The provision for loan losses was $115,000 for the quarter ended June 30, 1998 as compared to $2.1 million for the same period one year earlier. See "Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997--General." As of June 30, 1998, the
allowance  for loan losses  stands at 1.17 percent of total loans as compared to
1.30 and 1.27 percent at December 31, 1997 and June 30, 1997, respectively. Management estimates indicate that the allowance for loan losses is adequate to cover the risk of loss in the loan portfolio at the present time. See
"Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Allowance for Loan Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three months ended June 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Income

                                                    Increase (Decrease)
                                                    --------------------
                            For the Three Months
                               Ended June 30,           1998 - 1997
                            --------------------    --------------------
                              1998        1997         $           %
                            ---------    -------    -------     --------
                               (in thousands)
Insurance commissions...... $     464    $   451     $   13           3%
Fees on loans..............       405        166        239         144%  (a)
Service charges............       126        115         11          10%
Rental income..............        11         11         --           --
Net gain (loss) on sales of
     securities ...........       (1)         --         (1)          --
Other noninterest income...       287        161        126          78%  (b)
                            ---------    -------    -------
   Total noninterest income $   1,292    $  904     $  388           43%
                            =========    =======    =======
-----------------

(a) Increase is attributable to increases in commercial, residential and consumer loan fees as well as prepayment fees on loan payoffs. A significant amount of the increase in commercial loan fees relates to commercial loans originated and subsequently sold at which time loan fees related to the sold portion of the loans are recognized as fee income. Management cannot predict with any degree of certainty the amount of loans which will be originated and related loan fees which will be recognized in future periods.

(b)   Increase is attributable to increases in trust and other fee income.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three months ended June 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Expense

                                                   Increase (Decrease)
                                                   --------------------
                           For the Three Months
                              Ended June 30,           1998 - 1997
                           --------------------    --------------------
                             1998        1997         $           %
                           --------    --------    --------    --------
                              (in thousands)
                                       --------
Salaries and employee
    benefits..............   $1,851    $  1,522    $    329         22%  (a)
Depreciation and amortization   370         326          44         14%  (b)
Occupancy.................      251         227          24         11%
Office supplies, telephone and
    postage...............      184         172          12          7%
Professional services.....      175         126          49         39%  (c)
Marketing and promotion...      139         113          26         23%
FDIC and other assessments       46          42           4         10%
Other.....................      297         212          85         40%  (d)
                           --------    --------    --------
   Total noninterest
      expense............. $  3,313    $  2,740    $    573         21%
                           ========    ========    ========
--------------------

(a) Increase is attributable to growth. Average full time equivalent employees increased from 146 for the three month period ended June 30, 1997 to 169 for the same period in 1998, a 16 percent increase.

(b) Increase is primarily attributable to depreciation expense relating to BNC--North Dakota's new branch office in Bismarck and furniture and equipment necessary to support the Company's increase in employees (see a. above) as well as amortization of intangibles related to acquisitions in the latter half of 1997.

(c) Increase is partially due to increased legal fees as well as fees for other consulting services.

(d) Increase is attributable to small increases in several items in this category including insurance, travel, dues and publications, correspondent bank charges, and other such expenses.

Year 2000 Issue. During the first quarter of 1998, the Company completed the awareness and assessment phases of its year 2000 plan. Renovation and validation are underway and will continue rigorously through the year 2000. The Company's data testing lab became operational in June of 1998. The testing facility will be utilized extensively for validation purposes. The Company also continues to communicate with vendors, regulatory agencies and peers in coordinating its year 2000 conversion efforts.

Total year 2000 project cost estimates remain at approximately $200,000 to $400,000 to be incurred beginning in 1998. Other than normal personnel expenses associated with Company employees whose time has been dedicated to the year 2000 effort, the Company has not yet incurred significant costs. Applicable costs will continue to be expensed as incurred, unless new software is purchased, which will be capitalized.

The costs of the year 2000 project and the date on which the Company plans to complete year 2000 phases and modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Income tax expense. Income tax expense increased $804,000 due to the increase in pre-tax income for the quarter ended June 30, 1998 as compared to the pre-tax loss recorded for the same period in 1997. The estimated effective tax rates for the three month periods ended June 30, 1998 and 1997 were 39.1 and 35.9 percent, respectively. These rates are higher than the federal statutory rate of 34.0 percent due principally to state income taxes.

Earnings per common share. Basic and diluted earnings per common share were $0.32 and $0.31, respectively, for the quarter ended June 30, 1998 as compared to ($0.23) basic and diluted EPS for the same quarter in 1997. See Note 4 to the Consolidated Financial Statements for a summary of the EPS calculations for the three month periods ended June 30, 1998 and 1997. See also "Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997--General."

                     Comparison of Operating Results for the
                     Six Months Ended June 30, 1998 and 1997

General. Net income for the six months ended June 30, 1998 was $1.5 million as compared to the $51,000 recorded for the six months ended June 30, 1997. The Company's basic and diluted EPS were $0.61 and $0.59, respectively, for the six months ended June 30, 1998 as compared to $0.02 for both basic and diluted EPS for the same period one year ago. The returns on average assets and average equity for the six months ended June 30, 1998 were .82 and 12.35 percent, respectively, as compared to .03 and .46 percent, respectively, for the same period last year.

The Company's performance for the six months ended June 30, 1997 was impacted by a special $1.9 million loan loss provision booked during the second quarter of 1997. See "Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997--General."

The Company's pro forma net income, EPS and return on average assets and average equity for the six month period ended June 30, 1997, without the unprecedented increase in the loan loss provision and related litigation and other costs, would have been approximately (in thousands, except EPS data; 1998 data included for comparative purposes):


                                                    Six Months
                                   Six Months          Ended
                                     Ended         June 30, 1997
                                 June 30, 1998      (Pro Forma)
                                 --------------    -------------
                                  (unaudited)       (unaudited)
Net income                       $        1,458    $       1,282
EPS - Basic                      $         0.61    $        0.53
EPS - Diluted                    $         0.59    $        0.53
Return on average assets                  0.82%            0.86%
Return on average equity                 12.35%           11.65%

Net Interest Income. Net interest income for the six month period ending June 30, 1998 increased $754,000, or 13 percent, to $6.7 million as compared to $6.0 million for the same period in 1997. Net interest margin decreased to 4.09 percent for the six months ended June 30, 1998 from 4.33 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the six months ended June 30, 1998 and 1997 as well as the changes between the two periods. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the table:



                                         Six Months ended June 30,
                              --------------------------------------------------
                                        1998                       1997                           Change
                              ------------------------  --------------------------  --------------------------------
                                      Interest Average          Interest  Average           Interest
                              Average  earned  yield or Average earned    yield or  Average earned or  Average
                              balance or paid   cost    balance or paid    cost     balance  paid      yield or cost
                              ------- -------  -------- ------- --------  --------  ------- ---------  -------------
                                                 (Amounts in thousands)

Interest-earning assets
Investments..........        $ 96,356  $2,959     6.19% $67,825 $  2,141     6.36%  $28,531    $  818     -0.17%(a)
Loans................         238,488  11,826    10.00% 212,602   10,345     9.81%   25,886     1,481      0.19%(b)
     Allowance for loan
        losses                 (3,057)     --            (1,750)      --             (1,307)       --
                              -------  ------           -------  -------            -------    -------
     Total interest-earning
        assets........       $331,787 $14,785     8.99%$278,677  $12,486     9.04%  $53,110    $2,299     -0.05%(c)
                              =======  ------           =======  -------            =======    -------
Interest-bearing liabilities
Savings, NOW & money market
       accounts......        $ 68,645  $1,069     3.14%$ 55,744  $   803     2.90%  $12,901    $  266      0.24%(d)
Certificates of deposit under
      $100,000.......         128,103   3,599     5.67% 128,437    3,547     5.57%     (334)       52      0.10%
Certificates of deposit
      $100,000 and over....    34,933   1,017     5.87%  41,416    1,174     5.72%   (6,483)     (157)     0.15%(e)
                              -------  ------           -------  -------             -------   -------
      Interest - bearing
         deposits...          231,681   5,685     4.95% 225,597    5,524     4.94%    6,084       161      0.01%(f)
Short-term borrowings...       49,354   1,345     5.50%  15,012      432     5.80%   34,342       913     -0.30%(g)
Long-term borrowings....       22,612   1,019     9.09%  12,665      548     8.73%    9,947       471      0.36%(h)
                              -------  ------           -------  -------            -------    -------
     Total borrowings...       71,966   2,364     6.63%  27,677      980     7.14%   44,289     1,384     -0.51%(i)
                              -------  ------           -------  -------            -------    -------
     Total interest-bearing
        liabilities          $303,647   8,049     5.35%$253,274    6,504     5.18%  $50,373     1,545      0.17%(j)
                              =======  ------           =======  -------            =======    -------
     Net interest income/
        spread                         $6,736     3.64%           $5,982     3.86%             $  754     -0.22%(k)
                                       ======   =======          =======    ======             =======   =======
     Net interest margin                          4.09%                      4.33%                        -0.24%(k)
                                                =======                     ======                       =======
Notation:
Noninterest-bearing
   deposits...               $22,879       --           $18,790       --             $4,089        --
                             -------                    -------                     -------
    Total deposits...       $254,560   $5,685     4.50%$244,387  $ 5,524     4.56%  $10,173    $  161     -0.06%(f)
                             =======   ======   ======= =======  =======    ======  =======    =======   =======

--------------------------

(a) The Company purchased $18.8 million of long-term Government National Mortgage Association securities late in 1997 as part of its interest rate risk management strategy. During 1997 the Company also increased its holdings in U.S. government agencies securities. The decrease in the investment yield is primarily due to the decline in U.S. Treasury rates, which has caused the Company to receive prepayments on mortgage-backed securities, the proceeds of which have been reinvested at lower rates currently available.

(b) Average balance increase is primarily attributable to loan growth in the Minnesota market area, including asset-based loans at BNC Financial. See "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Assets." The improvement in loan yield is primarily attributable to the increase in asset-based loans.

(c) Decrease in yield on interest-earning assets is primarily due to a mix change in the earning asset portfolio coupled with the decrease in yield on investment securities discussed in (a) above. During the six months ended June 30, 1998, 29 percent of average interest-earning assets were lower-yielding investments as compared to only 24 percent for the same period one year earlier.

(d) Average balance increase is attributable to higher average balances in NOW and money market deposit accounts during the six months ended June 30, 1998 as compared to the same period in 1997. Increased cost is caused by increased volume in higher tier/higher rate, primarily commercial, money market deposits.

(e) Decrease in volume reflects the fact that the Company's average balances of brokered deposit holdings during the six months ended June 30, 1998 were negligible. Increased cost is caused by increases in some large certificate of deposit rates.

(f) Increase in cost of interest-bearing deposits is the result of the factors discussed in (d) and (e) above. While all interest-bearing deposit categories reflected cost increases of 10 basis points or greater, the overall cost of interest-bearing deposits increased only 1 basis point due to a mix change in the average interest-bearing deposit portfolio. Low-cost deposits represented 30 percent of average interest-bearing deposits for the six months ended June 30, 1998 as compared to only 25 percent for the same period one year earlier. A deposit mix change is further accentuated in the cost of total deposits (i.e., with noninterest-bearing deposits included). While the Company experienced cost increases in each category of interest-bearing deposits, the total cost of deposits for the six months ended June 30, 1998 was 6 basis points under the cost for the same period in 1997. Average noninterest-bearing deposits represented 9 percent of the average total deposit portfolio for the six months ended June 30, 1998 as compared to 7.7 percent for the same period in 1997.

(g) Average balance increase is attributable to increased borrowings from the FHLB during 1998. Reduced cost is also primarily attributable to a decrease in average cost on FHLB borrowings.

(h) Average balance increase is attributable to issuance of the Company's 8 5/8 percent subordinated notes in May 1997 (net proceeds of $14.3 million) and additional draws on the Company's other borrowing facilities. See "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Liabilities." Increased cost is also primarily attributable to the subordinated notes.

(i)   Variances are a result of the factors discussed in (g) and (h) above.

(j) The increase in cost of interest-bearing liabilities is due to the above-noted increased cost of interest-bearing deposits coupled with a mix change in the interest-bearing liabilities portfolio. Average borrowings represented 24 percent of average interest-bearing liabilities for the six months ended June 30, 1998 as compared to 11 percent for the same period in 1997.

(k) Reduction in net interest spread and net interest margin is attributable to the above-mentioned increase in the cost of interest-bearing liabilities coupled with the decrease in yield on interest-earning assets.

See --"Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997--Net Interest Income" for additional comments regarding net interest spread and margin.

Provision for Loan Losses. The provision for loan losses was $198,000 for the six months ended June 30, 1998 as compared to $2.3 million for the same period one year earlier. See "Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997--General" and "Comparison of Financial Condition at June 30, 1998 and December 31, 1997--Allowance for Loan Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the six months ended June 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Income


                                                    Increase (Decrease)
                                                    --------------------
                             For the Six Months
                               Ended June 30,           1998 - 1997
                            --------------------    --------------------
                              1998        1997         $           %
                            ---------    -------    -------     --------
                               (in thousands)
Insurance commissions...... $     838    $   878       $(40)        (5)%
Fees on loans..............       731        361        370        102 %  (a)
Service charges............       275        239         36         15 %
Rental income..............        22         35        (13)       (37)%
Net gain (loss) on sales of
     securities ...........        17        (11)        28       (255)%
Other noninterest income...       533        322        211         66 %  (b)
                            ---------    -------    -------
   Total noninterest income $   2,416    $ 1,824     $  592          32 %
                            =========    =======    =======
-----------------

(a) Increase is attributable to increases in commercial, residential and consumer loan fees as well as prepayment fees on loan payoffs. A significant amount of the increase in commercial loan fees relates to commercial loans originated and subsequently sold at which time loan fees related to the sold portion of the loans are recognized as fee income. Management cannot predict with any degree of certainty the amount of loans which will be originated and related loan fees which will be recognized in future periods.

(b) Increase is attributable to increases in trust and other fee income.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the six months ended June 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Expense

                                                   Increase (Decrease)
                                                   --------------------
                            For the Six Months
                              Ended June 30,           1998 - 1997
                           --------------------    --------------------
                             1998        1997         $           %
                           --------    --------    --------    --------
                              (in thousands)
Salaries and employee
   benefits............... $  3,692    $  3,086    $    606         20%  (a)
Depreciation and
   amortization...........      741         633         108         17%  (b)
Occupancy.................      517         475          42          9%
Office supplies, telephone
    and postage...........      364         320          44         14%
Professional services.....      328         215         113         53%  (c)
Marketing and promotion...      240         198          42         21%
FDIC and other assessments       91          83           8         10%
Other.....................      593         447         146         33%  (d)
                           --------    --------    --------
   Total noninterest
      expense............. $  6,566    $  5,457    $  1,109         20%
                           ========    ========    ========
--------------------

(a) Increase is attributable to growth. Average full time equivalent employees increased from 143 for the six month period ended June 30, 1997 to 167 for the same period in 1998, a 17 percent increase.

(b) Increase is primarily attributable to depreciation expense relating to BNC--North Dakota's new branch office in Bismarck and furniture and equipment necessary to support the Company's increase in employees (see a. above) as well as amortization of intangibles related to acquisitions in the latter half of 1997.

(c) Increase is partially due to increased legal fees as well as fees for other consulting services.

(d) Increase is attributable to small increases in several items in this category including insurance, travel, dues and publications, correspondent bank changes, and other such expenses.

Year 2000 Issue. See "Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997--Year 2000 Issue."

Income tax expense. Income tax expense increased $885,000 due to the increase in pre-tax income for the six months ended June 30, 1998 as compared to the pre-tax income recorded for the same period in 1997. The estimated effective tax rates for the six month periods ended June 30, 1998 and 1997 were 38.9 and 46.9 percent, respectively. These rates are higher than the federal statutory rate of
34.0 percent due  principally to state income taxes.

Earnings per common share. Basic and diluted earnings per common share were $0.61 and $0.59, respectively, for the six months ended June 30, 1998 as compared to $0.02 basic and diluted EPS for the same period in 1997. See Note 4 to the Consolidated Financial Statements for a summary of the EPS calculations for the six month periods ended June 30, 1998 and 1997. See also "Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997--General."

                                    Liquidity

The Company's continued liquidity risk management objectives are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. BNC -- North Dakota is a member of the FHLB, which affords the bank the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are collateralized by the bank's mortgage loans and various securities from the Company's investment portfolio. Between December 31, 1997 and June 30, 1998, the Company increased its borrowings from the FHLB by $11.5 million.

The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of subordinated notes. The loan agreements and indenture pursuant to which the Company's subordinated notes were issued contain a number of covenants restricting the ability of the Company or its subsidiaries to take certain actions and requiring maintenance of certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other matters. At June 30, 1998, BNCCORP and its subsidiaries were in compliance with all material debt covenants.

The following table sets forth, for the six months ended June 30, 1998 and 1997, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                         Major Sources and Uses of Funds

                                                   For the Six Months Ended
                                                          June 30,
                                                   -----------------------
                                                     1998          1997
                                                   ---------     ---------
                                                       (in thousands)
                                                                 ---------
Proceeds from sales and maturities of investment
   securities.................................     $ 46,432      $ 17,458
Purchases of investment securities............      (43,174)      (25,812)
Net increase in loans.........................      (23,060)      (28,520)
Net increase in short-term borrowings.........        9,984        21,232
Net increase in long-term borrowings..........        3,854         6,736
Net increase (decrease) in deposits...........       (1,822)         6,893

The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance- sheet items. The Company is currently in the process of developing a contingency plan for liquidity management over the period spanning several months before and after the year 2000 date change. Management expects the plan to be drafted by September 30, 1998. The Company will test the plan beginning in the fourth quarter of 1998 and testing will continue throughout 1999. While the Company will exercise due diligence in the development of the plan and take appropriate actions based on the results of testing of the plan, there can be no assurance that events and circumstances will transpire as expected and, as a result, the potential of a material adverse impact on the Company's liquidity position cannot be completely eliminated.

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

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                            PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 17, 1998 (the "Annual Meeting"). Proxies were solicited pursuant to the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, Tracy J. Scott, Gregory K. Cleveland and John A. Hipp, M.D. were elected to serve until the 2001 annual meeting of stockholders. The number of votes cast for or withheld from each nominee was as follows:


        Name                  For          Withheld
---------------------    -------------    -----------
Tracy J. Scott               1,991,984            952
Gregory K. Cleveland         1,992,036            900
John A. Hipp, M.D.           1,992,036            900

With respect to the election of directors, there were no abstentions and non-votes totaled 409,748.

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Brad J. Scott, Thomas J. Resch, Richard M. Johnsen, Jr., Jerry R. Woodcox, and John M. Shaffer. On July 29, 1998, the board of directors elected Kevin D. Pifer, the new president of BNC--North Dakota to the Company's board. Kevin replaces John A. Malmberg who resigned in June 1998.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1998. Holders of 1,986,860 shares voted for, holders of 2,500 shares voted against and holders of 3,576 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 409,748.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the 1998 Non-Employee Director Stock Option Plan (the "Option Plan"). Under the Option Plan, non-employee directors of the Company and its subsidiaries who are serving as directors immediately following each annual meeting of stockholders are automatically granted an option to purchase six hundred and fifty (650) shares of the Company's common stock on the terms and conditions set forth in the Option Plan. Holders of 1,909,341 shares voted for, holders of 51,455 shares voted against and holders of 22,414 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 419,474.

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   (i) Part I Exhibits

                   27.  Financial Data Schedule

                   (ii) Part II Exhibits

                   10.18 Form of Amended and Restated Employment Agreement Between J.D. Meier Insurance Agency, Inc. and each of David Clausnitzer, Dale Ely, Richard Lahr and Laif Olson, dated as of June 30, 1998.

                   10.19  Letter  of  Amendment  to  Term  Loan   Agreement  and
                   Subsequent Amendments by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., dated as of July 14, 1998.

                   10.20 Letter of Amendment to Revolving Credit Agreement and Subsequent Amendments by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., dated as of July 14, 1998.

                   10.21 Restricted Stock Agreement Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of June 15, 1998 between BNCCORP, Inc. and Kevin Pifer.

                   10.22 Employment Agreement Among BNCCORP, Inc., BNC National Bank and Kevin D. Pifer dated as of June 15, 1998.

            (b)    Reports on Form 8-K None.

                                    Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: August 14, 1998                By     /s/ Gregory K. Cleveland
                                        ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Operating Officer
                                         Only Authorized Signature