Form 10QSB
period 1998-09-30
BNCCORP INC
filed 1998-11-13
CIK 945434

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                        -----

                                     FORM 10-QSB

                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________


                             Commission File No. 0-26290


                                    BNCCORP, INC.
          (Exact name of small business issuer as specified in its charter)

                  Delaware                                     45-0402816
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
  or organization)
                                    322 East Main
                             Bismarck, North Dakota 58501
                       (Address of principal executive offices)
                                    (701) 250-3040
                             (Issuer's telephone number)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the Registrant's outstanding common stock on November 6, 1998 was 2,390,184

      Transitional Small Business Disclosure Format:  Yes ___   No  X

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                           BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)


                            ASSETS                    September 30, December 31,
                                                          1998         1997
                                                      ------------  ------------
                                                       (unaudited)
CASH AND DUE FROM BANKS.................................$    7,045   $  13,184
INTEREST - BEARING DEPOSITS WITH BANKS..................     1,824       2,231
SECURITIES AVAILABLE FOR SALE...........................    92,191      94,624
LOANS AND LEASES, net of allowance for loan
    losses of $3,633 and $3,069 at
    September 30, 1998 and December 31,
    1997, respectively..................................   271,023     232,131
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net.....     8,655       8,617
ACCRUED INTEREST RECEIVABLE.............................     2,919       2,865
OTHER ASSETS............................................     3,930       2,715
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.............     4,218       4,636
                                                        ----------  ----------

                                                        $  391,805   $ 361,003
                                                        ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing..................................$   26,794   $  25,795
   Interest-bearing -
      Savings, NOW and money market.....................    72,771      75,630
      Time deposits $100,000 and over...................    36,622      36,334
      Other time deposits...............................   134,331     125,065
SHORT-TERM BORROWINGS...................................    58,416      46,503
LONG-TERM BORROWINGS....................................    30,737      21,812
OTHER LIABILITIES.......................................     7,090       6,716
                                                        ----------  ----------

      Total liabilities.................................   366,761     337,855
                                                        ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; no shares issued or
      outstanding.......................................        --          --
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,390,184 and 2,402,126
      shares issued and outstanding  (excluding
      42,880 and 25,380 shares held in treasury)
      at September 30, 1998 and December 31,
      1997, respectively................................        24          24
   Capital surplus......................................    13,936      13,785
   Retained earnings....................................    11,185       9,385
   Treasury stock (42,880 and 25,380 shares,
      respectively).....................................     (513)       (216)
   Accumulated other comprehensive income, net
      of income tax effects of $256 and $97 at
      September 30, 1998 and December 31, 1997,
      respectively......................................       412         170
                                                        ----------  ----------

      Total stockholders' equity........................    25,044      23,148
                                                        ----------  ----------

                                                        $  391,805   $ 361,003
                                                        ==========  ==========
  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        (In thousands, except per share data)

                                     For the Three Months  For the Nine Months
                                           Endend                 Ended
                                        September 30,         September 30,
                                       1998       1997       1998       1997
                                     --------   --------   --------   --------
                                         (unaudited)          (unaudited)

INTEREST INCOME:
   Interest on loans.................$  6,609   $  5,797   $ 18,435   $ 16,142
   Interest on investment
      securities -
      Taxable........................   1,256        951      3,822       2660
      Tax-exempt.....................      25         18         56         54
      Dividends......................      61        110        245        331
   Other.............................      89         18        267        193
                                     --------   --------   --------   --------
      Total interest income..........   8,040      6,894     22,825     19,380
                                     --------   --------   --------   --------
INTEREST EXPENSE:
   Deposits..........................   3,077      2,865      8,762      8,389
   Short-term borrowings.............     715        379      2,060        811
   Long-term borrowings..............     604        415      1,623        963
                                     --------   --------   --------   --------
      Total interest expense.........   4,396      3,659     12,445     10,163
                                     --------   --------   --------   --------
      Net interest income............   3,644      3,235     10,380      9,217
PROVISION FOR LOAN LOSSES............     762        204        960      2,457
                                     --------   --------   --------   --------

NET INTEREST INCOME AFTER PROVISION     2,882      3,031      9,420      6,760
   FOR LOAN LOSSES...................
                                     --------   --------   --------   --------
NONINTEREST INCOME:
   Insurance commissions.............     431        385      1,269      1,263
   Fees on loans.....................     365        373      1,096        734
   Service charges...................     145        113        420        352
   Rental income.....................      10         10         32         45
   Net gain (loss) on sales of
      securities.....................      51          8         68        (3)
   Other.............................     249        151        782        473
                                     --------   --------   --------   --------
      Total noninterest income.......   1,251      1,040      3,667      2,864
                                     --------   --------   --------   --------
NONINTEREST EXPENSE:
   Salaries and employee benefits....   2,041      1,556      5,733      4,642
   Depreciation and amortization.....     385        339      1,126        972
   Occupancy.........................     252        249        769        724
   Professional services.............     197        169        525        384
   Office supplies, telephone and
      postage........................     189        158        553        478
   Marketing and promotion...........      82         57        322        255
   FDIC and other assessments........      47         43        138        126
   Other.............................     356        243        949        690
                                     --------   --------   --------   --------
      Total noninterest expense......   3,549      2,814     10,115      8,271
                                     --------   --------   --------   --------
INCOME BEFORE TAXES..................     584      1,257      2,972      1,353
INCOME TAXES.........................     242        499      1,172        544
                                     --------   --------   --------   --------
NET INCOME ..........................$    342   $    758   $  1,800   $    809
                                     ========   ========   ========   ========
BASIC EARNINGS PER COMMON SHARE
   (Note 4)..........................$   0.14   $   0.32   $   0.75   $   0.34
                                     ========   ========   ========   ========
DILUTED EARNINGS PER COMMON SHARE
   (Note 4)..........................$   0.14   $   0.31   $   0.73   $   0.34
                                     ========   ========   ========   ========
  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income
                                   (In thousands)


                                      For the Three Months   For the Nine Months
                                             Ended                 Ended
                                         September 30,         September 30,
                                      ---------------------  -------------------
                                           1998      1997        1998      1997
                                        --------- ----------  --------- --------
                                            (unaudited)           (unaudited)

NET INCOME..............................$    342   $    758   $1,800    $  809
OTHER COMPREHENSIVE INCOME--
   Unrealized gains on securities:

      Unrealized  holding gains
      arising during the period,
      net of income tax  effects
      of $172 and $86 for the
      three  months ended September
      30, 1998 and 1997, respectively,
      and $159 and $77 for the nine
      months ended September 30, 1998
      and 1997, respectively............    279         224      242       194

      Less: reclassification adjustment
      for (gains)  losses  included in
      net income,  net of income tax
      effects of $21 and  $3  for  the
      three  months  ended   September
      30,  1998  and  1997, respectively
      and $27 and $1 for the nine months
      ended September 30, 1998 and 1997,
      respectively......................    (30)         (5)     (41)        2
                                        ---------  --------- --------- ---------
OTHER COMPREHENSIVE INCOME..............    249         219      201       196
                                        ---------  --------- --------- ---------
COMPREHENSIVE INCOME....................$   591    $    977  $ 2,001   $ 1,005
                                        =========  ========= ========= =========


  The accompanying notes are an integral part of these consolidated financial statements.



                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                    For the Nine Months Ended September 30, 1998
                         (In thousands, except share data)



                                                                                   Accumulated
                                                                                      Other
                                  Common Stock     Capital  Retained   Treasury   Comprehensive
                                Shares    Amount   Surplus  Earnings     Stock       Income       Total
                                ------   -------   -------  --------   --------   -------------   -------
BALANCE, December 31, 1997 as
    previously reported...     2,364,100     $23   $13,768   $10,529     $(216)           $170    $24,274

    Effects of  business
        combination accounted
        for as a pooling of
        interests (unaudited)
        (Note 3)...........       63,406       1        17    (1,144)       --              --     (1,126)
                                --------  -------  -------  ---------    -------   ------------    -------

Balance December 31, 1997,
   restated (unaudited)....    2,427,506      24    13,785      9,385     (216)            170     23,148

   Net income (unaudited)..           --      --        --      1,800       --              --      1,800

   Other Comprehensive income --

      Change in unrealized
      holding gain on securities
      available for sale,
      net of income taxes
      (unaudited)..........           --       --       --         --       --             242        242

   Compensation expense-
      restricted
      stock (unaudited)....           --       --       48         --       --              --         48

   Restricted stock forfeited
      /retired (unaudited)...     (1,377)      --       --         --       --              --         --

   Options exercised (unaudited)   1,935       --       19         --       --              --         19

   Restricted stock issued
      (unaudited)                  5,000       --       84         --       --              --         84

   Purchase of Treasury Stock
      (unaudited)..........           --       --       --         --     (297)             --       (297)
                                --------   -------  -------  --------     ------      ---------   -------

Balance, September 30, 1998
   (unaudited).............    2,433,064      $24  $13,936    $11,185    $(513)           $412    $25,044
                                ========   ======= =======   ========     ======      =========   =======



  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                       For the Nine Months Ended September 30
                                   (In thousands)


                                                             1998       1997
                                                         ----------  ---------
                                                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income............................................$   1,800   $    809
   Adjustments to reconcile net income to net cash
      provided by operating activities --
      Provision for loan losses..........................       960      2,457
      Depreciation and amortization......................       662        522
      Amortization of intangible assets..................       450        450
      Net discount accretion on securities...............        (7)       (71)
      Proceeds from loans recovered......................       144         93
      Change in accrued interest receivable and other
      assets, net........................................    (1,315)    (1,605)
      Net realized (gains) losses on sales of securities.       (68)         3
      Change in other liabilities, net...................       374         70
      Originations of loans to be participated...........   (52,602)   (46,483)
      Proceeds from participations of loans..............    52,602     46,483
                                                         ----------  ---------
         Net cash provided by operating activities.......     3,000      2,728
                                                         ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold......................        --      6,300
   Purchases of investment securities....................   (71,528)   (30,950)
   Proceeds from sales of investment securities..........    53,547     18,190
   Proceeds from maturities of investment securities.....    20,731      9,135
   Net increase in loans.................................   (39,996)   (37,424)
   Additions to premises, leasehold improvements and
      equipment, net.....................................      (700)    (1,929)
                                                         ----------  ---------
         Net cash used in investing activities...........   (37,946)   (36,678)
                                                         ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings, NOW and
           money market accounts.........................    (1,860)     8,432
   Net increase in time deposits.........................     9,554      1,106
   Net increase in short-term borrowings.................    11,913     15,867
   Repayments of long-term borrowings....................    (9,807)   (22,283)
   Proceeds from long-term borrowings....................    18,670     32,846
   Purchase of treasury stock............................      (297)        --
   Other.................................................       227         --
                                                         ----------  ---------
         Net cash provided by financing activities.......    28,400     35,968
                                                         ----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    (6,546)     2,018
CASH AND CASH EQUIVALENTS, beginning of period...........    15,415      6,422
                                                         ----------  ---------
CASH AND CASH EQUIVALENTS, end of period.................$   8,869   $  8,440
                                                         ==========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.........................................$  12,771   $  9,950
                                                         ==========  =========
   Income taxes paid.....................................$   1,020   $    815
                                                         ==========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                 September 30, 1998


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

The unaudited consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1998.

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


NOTE 3 -- Acquisitions and Divestitures

On January 1, 1998, the Company acquired Lips & Lahr, Inc. ("Lips & Lahr") in a business combination accounted for as a pooling of interests. Lips & Lahr, which engages in the insurance business, became a wholly owned subsidiary of BNC National Bank ("BNC -- North Dakota") through the exchange of 63,406 shares of the Company's common stock for all of the outstanding stock of Lips & Lahr. The accompanying financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 reflect the financial condition and operations of the combined companies, and financial statements of prior periods have been restated to give effect to the combination.

The following is a reconciliation of the amounts of total revenues and net income previously reported for the three and nine month periods ended September 30, 1997 with restated amounts:

                                            For the Three       For the Nine
                                             Months Ended       Months Ended
                                            Sept. 30, 1997     Sept. 30, 1997
                                            --------------     --------------
                                            (in thousands)     (in thousands)
Total revenues:
      BNCCORP, Inc. and subsidiaries....    $       7,548      $      20,980
      Lips & Lahr.......................               386              1,264
                                            --------------     --------------
            As restated.................    $       7,934      $      22,244
                                            ==============     ==============
Net income:
      BNCCORP, Inc. and subsidiaries....    $         772      $          765
      Lips & Lahr.......................              (14)                 44
                                            --------------     --------------
            As restated.................    $         758      $          809
                                            ==============     ==============

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning acquisitions. At the present time, the Company has no binding commitments or agreements regarding acquisitions, but additional agreements may be negotiated and entered into in the future.

NOTE 4 -- Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128" ) during the fourth quarter of 1997. For comparative purposes, earnings per share ("EPS") for the three and nine months ended September 30, 1997 have been recalculated in accordance with the provisions of SFAS 128.

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended September 30:


                                      Net                           Per-Share
                                     Income          Shares          Amount
                                  ------------    ------------     -----------
                   1998
Basic earnings per share:
Net income....................... $    342,000       2,391,939     $      0.14
                                                                   ===========
Effect of dilutive shares --
      Options....................                        9,399
      Warrants...................                       12,832
                                                  ------------
Diluted earnings per share:
Net income....................... $    342,000       2,414,170     $      0.14
                                  ============    ============     ===========

                   1997
Basic earnings per share:
Net income....................... $    758,000       2,402,126     $      0.32
                                                                   ===========
Effect of dilutive shares --
      Options....................                        6,823
      Warrants...................                        4,659
                                                  ------------
Diluted earnings per share:
Net income....................... $    758,000       2,413,608     $      0.31
                                  ============    ============     ===========

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine month periods ended September 30:


                                       Net                           Per-Share
                                      Income          Shares          Amount
                                   ------------    ------------     -----------
                   1998
Basic earnings per share:
Net income........................ $  1,800,000       2,399,367     $      0.75
                                                                    ===========
Effect of dilutive shares --
      Options.....................                       42,919
      Warrants....................                       36,136
                                                   ------------
Diluted earnings per share:
Net income........................ $  1,800,000       2,478,422     $      0.73
                                   ============    ============     ===========


                   1997
Basic earnings per share:
Net income........................ $    809,000       2,402,126     $      0.34
                                                                    ===========
Effect of dilutive shares --
      Options.....................                        4,400
      Warrants....................                        2,472
                                                   ------------
Diluted earnings per share:
Net income........................ $    809,000       2,408,998     $      0.34
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

NOTE 5 -- Derivative Financial Instruments

The Company uses interest rate swaps and contracts to manage its interest rate risk. Such instruments enable the Company to synthetically alter the repricing characteristics of designated assets and interest-bearing liabilities. The contracts subject the Company to market risk associated with changes in interest rates as well as the risk of default by a counterparty to the contract. The Company does not conduct trading activities or hold derivative financial instruments for speculative purposes.

Income or expense on swaps and contracts designated as hedges of assets or liabilities is recorded as an adjustment to interest income or expense. Changes in market value of contracts qualifying as hedges of interest rate exposures are not recognized in the period of change. If a swap or contract is terminated, the gain or loss is deferred and amortized over either the remaining original life of the derivative instrument or the expected life of the underlying asset or liability. If the hedged instrument is disposed of, the swap or contract agreement is marked to market with any resulting gain or loss included with gain or loss from the disposition. Unamortized deferred gains or losses are included in the balance sheet as deferred income or deferred charges.

In September 1998, the Company purchased a prime based interest rate floor with a notional amount of $25.0 million. The contract is for a term of five years and is designated as a hedge of floating rate commercial loans. The strike rate on the floor is 8.50 percent. A $1.1 million premium paid upon acquisition of the contract is being amortized over the life of the contract. Market value of the contract, defined as the contract's current replacement value, was $1.3 million at September 30, 1998. The impact of the floor on net interest income for the three and nine month periods ended September 30, 1998 was not material.

NOTE 6 -- Debt

In August 1998, BNC Financial Corporation ("BNC Financial") obtained a $10 million revolving line of credit from Firstar Bank Milwaukee, N.A. The line of credit is for a term of two years and is guaranteed by BNCCORP, Inc. It bears interest, payable quarterly, at either the prime rate or 90 day LIBOR rate plus 2 percent (at BNC Financial's option). The interest rate was 7.69 percent at September 30, 1998.

The loan agreement pursuant to which the line of credit was issued contains covenants which, among other things, restricts or limits the ability of BNC
Financial, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other distributions, incur indebtedness, allow liens or other encumbrances on property owned by BNC Financial or guarantee obligations of others. BNC Financial must also maintain certain ratios regarding tangible net worth, nonperforming loans, loan loss reserve coverage and other measures. At September 30, 1998, BNC Financial was in compliance with all of its debt covenants.

NOTE 7 -- Recently Issued Accounting Standards

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

   Comparison of Financial Condition at September 30, 1998 and December 31, 1997

Assets. Total assets increased $30.8 million, or 9 percent, from $361.0 million at December 31, 1997 to $391.8 million at September 30, 1998. The following table presents the Company's assets by category as of September 30, 1998 and December 31, 1997, as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:

                                       Assets
                                   (In thousands)

                                                                 Change
                                                        ----------------------
                                  Sept 30,  December 31,
                                    1998        1997         $        %
                                 ---------- ------------ ---------- -------
Cash and due from banks......... $    7,045 $     13,184 $   (6,139)  (47)% (a)
Interest-bearing deposits with
   banks........................      1,824        2,231      (407)   (18)%
Securities available for sale...     92,191       94,624    (2,433)    (3)%
Loans and leases, net...........    271,023      232,131     38,892    17 % (b)
Premises, leasehold improvements
and equipment, net..............      8,655        8,617         38     .4%
Accrued interest receivable.....      2,919        2,865         54      2%
Other assets....................      3,930        2,715      1,215     45%
Deferred charges and intangible
assets, net.....................      4,218        4,636      (418)    (9)%
                                 ---------- ------------ ---------- -------
      Total assets.............. $  391,805 $    361,003 $   30,802     9 %
                                 ========== ============ ========== =======
--------------------

(a) The Company received a large municipal deposit on December 31, 1997. The deposit was out for collection at year end 1997 causing an unusually high balance in cash and due from banks at December 31, 1997.

(b) The increase in loans is primarily attributable to loan growth in the Minnesota market including asset-based loans at BNC Financial.

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

Allowance for Loan Losses. The following table sets forth information regarding changes in the Company's allowance for loan losses for the three and nine month periods ending September 30, 1998 (amounts are in thousands):


                                             Three Months    Nine Months
                                                 Ended          Ended
                                             September 30, September 30,
                                                  1998          1998
                                             -------------  -------------
                                              (Unaudited)    (Unaudited)
Balance, beginning of period.................$      3,014   $      3,069
Provision for loan losses....................         762            960
Loans charged off............................        (272)          (540)
Loans recovered..............................         129            144
                                             -------------  -------------
Balance, end of period.......................$      3,633  $      3,633
                                             =============  =============
Ending loan portfolio .......................$    274,656
                                             =============
Allowance for loan losses as a percentage of
      ending loan portfolio..................        1.32%

As of September 30, 1998, the Company's allowance for loan losses was 1.32 percent of total loans as compared to 1.30 percent at December 31, 1997 and 1.21 percent one year ago. Net charge-offs as a percentage of average loans for the three and nine month periods ended September 30, 1998 were .05 and .16 percent, respectively, as compared to .10 and .52 percent, respectively, for the same periods last year. Most of the Company's loan charge-offs and recoveries over the past six quarters relate to credits originated by a former loan officer. The majority of the recoveries represent payments from the Company's fidelity bond carrier. A final settlement of covered losses with the fidelity bond carrier has not been reached and negotiations with the carrier are continuing. While there can be no assurances concerning the amount of final recovery on the claim related to the lending activities of the former loan officer, management remains optimistic that final settlement of the claim will result in an additional payment by the carrier.

During the quarter ended September 30, 1998, the Company booked a special loan loss provision of $631,000. The additional provision was primarily related to three credits, including one large commercial loan (see "--Nonperforming Assets"), one credit originated by the loan officer dismissed during 1997 (which had been performing prior to the third quarter of 1998) and an investment in car leases purchased during 1995. See "Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997--General and --Provision for Loan Losses" and "Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997--General and --Provision for Loan Losses" for a summary of the impact of the special provision on the Company's operating results for the three and nine month periods ended September 30, 1998.

The Company maintains its allowance for loan losses at a level considered adequate to provide for anticipated loan losses based on past loss experience, general economic conditions, and information about specific borrower situations, which includes their financial position, collateral values, and other factors and estimates, all of which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for loan losses. See "--Customer Year 2000 Preparedness." Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for loan losses. The adequacy of the allowance for loan losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for loan losses is adequate to absorb any losses on existing loans that may become uncollectible, the adequacy of the allowance is necessarily approximate and imprecise, and there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Agricultural Loans. Recent developments relating to the agricultural industry have caused concern with respect to how such developments might impact financial institutions with concentrations of credit in the agricultural industry. BNCCORP's agricultural loan portfolio totals approximately $21.5 million, or 8 percent of total loans. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. Approximately 95 percent of the Company's agricultural loans are extended to borrowers located in North Dakota. Within the state, agricultural loans are diversified over 20 counties with concentrations (10 percent or more of the total agricultural loan portfolio) in Emmons, Burleigh, Hettinger and Sargent counties. The Company has been monitoring its agricultural loans closely. As of September 30, 1998, nonperforming agricultural loans totaled $389,000.

Customer Year 2000 Preparedness. The Company has implemented a Year 2000 due diligence program relating to its major borrowers and depositors which incorporates guidelines established by regulatory agencies (the "Program"). Major components of the Program include assignment of accountability for the various Program initiatives, establishment of critical Program completion dates, identification of material borrowers and depositors (hereinafter collectively referred to as "customers"), a risk assessment of all identified customers and the establishment of risk controls.

A number of parameters were utilized to identify customers whose relationship with the Company could be considered of a material nature. These parameters included, but were not limited to, aggregate customer commitments exceeding defined tolerances, the risk grade assigned to the customer's credit, customers who have a line or lines of business relating to computerized or software products or data processing services, customers whose operations rely on technology for successful business operation, statistically significant samples of customers that do not meet other parameters but which are part of an identified industry or other concentration, customers with international exposure (i.e., those with foreign operations or who are materially impacted by international payment systems) and aggregate average deposit balances.

After having identified customers, the risk assessment phase of the Program began and is expected to continue into 1999. This phase involves active assessment of customer Year 2000 preparedness and includes various initiatives aimed at tracking customer progress through the following five stages of Year 2000 compliance: awareness, assessment, planning, implementation/renovation, and testing/rework/certification. A detailed scorecard of customer status is used to track the progress of all material customers. Customers are being contacted on a regular basis so that the Company may ascertain their progress with respect to each stage. This phase of the Program will continue as customer progress is tracked through the testing/rework/certification stage.

The Program's risk control phase, also currently in process, includes additional initiatives aimed at minimizing risks related to material customer Year 2000 preparedness. Elements of this phase include, but are not limited to, credit underwriting guidelines which incorporate Year 2000 considerations, the incorporation of customer Year 2000 representations and other Year 2000-related language and covenants into loan agreements, the adjustment of credit risk grades and, if appropriate, the increase of the Company's reserve for loan losses to reflect customer non-compliance with Year 2000-related recommendations and the risks associated therewith.

The Company has thus far been managing the Program with current staff. Therefore, no additional salary and benefit expenses have been incurred in the process of implementing and administering the Program. Other expenses incurred to date, such as postage and materials, have not been significant.

Assessment of customer status with respect to Year 2000 issues, while critical to the banking industry, is by nature subjective and imprecise. While the Company will use due diligence in assessing customer status and taking appropriate actions based on the results of such assessments, there can be no assurance that each of its customers will be adequately prepared and, as a result, the potential of an adverse impact on the Company cannot be eliminated. See also "Year 2000 Issue."

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):


                                            September 30,   December 31,
                                                1998             1997
                                            --------------  ---------------

                                             (Unaudited)

Nonperforming loans:
      Loans 90 days or more delinquent and
            still accruing interest.........     $   1,359        $   1,016
      Nonaccrual loans......................         3,878              376
      Restructured loans....................            53              104
                                                 ---------        ---------
Total nonperforming loans...................         5,290            1,496
      Other real estate owned...............           384              --
                                                 ---------        --------
Total nonperforming assets..................     $   5,674        $   1,496
                                                 =========        =========
Allowance for loan losses...................$        3,633    $       3,069
Ratio of total nonperforming assets to
   total assets.............................          1.45%            0.42%
Ratio of total nonperforming loans to
   total loans..............................          1.93%            0.64%
Ratio of allowance for loan losses to
   total nonperforming loans................           69%             205%

Nonperforming loans consist of loans 90 or more days past due for which the Company continues to accrue interest, nonaccrual loans and loans on which the original terms have been restructured.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Other real estate owned includes property acquired by the Company in foreclosure proceedings or under agreements with delinquent borrowers.

Of the $5.3 million reported as nonperforming loans at September 30, 1998, $2.5 million (reported in the nonaccrual category) relates to one commercial credit. The Company has performed an examination of the financial condition of this borrower. Pro-forma projections indicate the borrower to be a viable business, capable of servicing its debt load, if managed with appropriate financial discipline.

An additional $1.2 million represents loans originated by the loan officer dismissed during 1997. See "--Allowance for Loan Losses" and "Comparison of
Operating Results for the Nine Months Ended September 30, 1998 and 1997 --General." Since September 30, 1998, the following activity has been recorded on these loans: $388,000 of payments have been received; $468,000 of the loans are now performing; $195,000 has been charged off; and approximately $171,000 remains classified as nonperforming.

Remaining nonperforming loans at September 30, 1998 are $1.6 million or .58 percent of total loans. A significant portion of these loans were over 90 days past due but still accruing interest as of that date. As of the current date, several of the loans have been brought current or otherwise resolved and are no longer classified as nonperforming. Based upon currently available information, management expects nonperforming loans at December 31, 1998 to be significantly less than the amount reported as of September 30, 1998.

Liabilities. Total liabilities increased $28.9 million, or 9 percent, from $337.9 million at December 31, 1997 to $366.8 million at September 30, 1998. The following table presents the Company's liabilities by category as of September 30, 1998 and December 31, 1997 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:
                                    Liabilities
                                   (In thousands)

                                                             Change
                                                      --------------------
                              Sept 30,   December 31,
                                1998         1997          $         %
                             ----------- ------------- ---------- --------
Deposits:
Noninterest - bearing........$    26,794 $      25,795 $     999        4%
Interest - bearing--
      Savings, NOW and
      money market...........     72,771        75,630    (2,859)    (4) %
      Time deposits $100,000
      and over...............     36,622        36,334        288      1 %
      Other time deposits....    134,331       125,065      9,266      7 % (a)
Short-term borrowings........     58,416        46,503     11,913     26 % (b)
Long-term borrowings.........     30,737        21,812      8,925     41 % (c)
Other liabilities............      7,090         6,716        374       6%
                             ----------- ------------- ---------- --------
      Total liabilities......$   366,761 $     337,855 $  28,906       9 %
                             =========== ============= ========== ========
-------------------

(a) The increase in time deposits is attributable to an increase in national market certificates of deposit. The Company's subsidiary banks obtain such deposits by subscribing to a network over which they periodically post rates for time deposits of desired terms. Other network subscribers (generally public entities, credit unions or other banks) then contact the posting bank if they are interested in investing funds at the posted rates and terms.

(b) The increase in short-term borrowings reflects increased borrowings from the Federal Home Loan Bank ("FHLB").

(c) The increase in long-term borrowings is due to additional borrowings (by the Company and BNC Financial) on revolving lines of credit with Firstar Bank Milwaukee, N.A., primarily for the purpose of funding asset-based loans at BNC Financial. See Note 6 to the Consolidated Financial Statements included under Item 1.

Stockholders' Equity. The Company's equity capital increased $1.9 million between December 31, 1997 and September 30, 1998. The increase resulted from net earnings of $1.8 million, transactions involving the exercise of stock options or the issuance or vesting of restricted stock totaling $151,000 and a $242,000 increase in the net unrealized holding gain on securities available for sale offset by the repurchase of 17,500 shares of stock for $297,000.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of September 30, 1998:

                                Tier 1           Total          Tier 1
                              Risk-Based       Risk-Based      Leverage
                                 Ratio           Ratio           Ratio
                              -----------     ------------    -----------
Consolidated..............           6.61%           11.08%          5.40%
BNC-- North Dakota........           8.92            10.17           6.12
BNC-- Minnesota (1).......           9.30            10.20           9.44
-------------------

(1)   BNC National Bank of Minnesota

As of September 30, 1998, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

No major capital expenditures were made during the nine month period ended September 30, 1998. The Company recently announced a plan to open a branch office in Fargo, North Dakota. A portion of the capital expenditures related to establishment of this branch, approximately $540,000, will be incurred during the fourth quarter of 1998. The remainder of the planned capital expenditures related to the branch office, currently estimated at $2.0 to $2.7 million, are expected to be incurred in the second half of 1999. All capital expenditures are expected to be funded without incurring additional debt.

                      Comparison of Operating Results for the
                   Three Months Ended September 30, 1998 and 1997

General. Net income for the three months ended September 30, 1998 was $342,000 as compared to $758,000 for the three months ended September 30, 1997. The Company's basic and diluted EPS were $0.14 for the quarter ended September 30, 1998 as compared to $0.32 and $0.31, respectively, for basic and diluted EPS for the same period one year ago. The returns on average assets and average equity for the three months ended September 30, 1998 were .35 and 5.47 percent, respectively, as compared to .93 and 13.57 percent, respectively, for the same period last year.

The Company's performance for the third quarter of 1998 was impacted by a special loan loss provision of $631,000. See "Comparison of Financial Condition at September 30, 1998 and December 31, 1997--Allowance for Loan Losses and --Nonperforming Assets" for more information relating to the special loan loss provision.

The Company's pro forma net income, EPS and return on average assets and average equity for the three month periods ended September 30, 1998, without the special loan loss provision, would have been approximately (in thousands, except EPS data; 1997 data included for comparative purposes):


                                             Three Months       Three Months
                                                Ended              Ended
                                            Sept. 30, 1998     Sept. 30, 1997
                                             (Pro Forma)
                                            --------------     --------------
                                             (unaudited)        (unaudited)

Net Income..............................    $         744      $         758
EPS - Basic.............................    $        0.31      $        0.32
EPS - Diluted...........................    $        0.31      $        0.31
Return on average assets................             0.77%              0.93%
Return on average equity................            11.87%             13.57%

Net Interest Income. Net interest income for the three month period ended September 30, 1998 increased $409,000, or 13 percent, to $3.6 million as compared to $3.2 million for the same period in 1997. Net interest margin decreased to 4.05 percent for the quarter ended September 30, 1998 from 4.29 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended September 30, 1998 and 1997 as well as the changes between the two periods. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the table:

                                       Three Months ended September 30,
                                        1998                        1997                    Change
                                 -----------------------  ---------------------------  ----------------------------

                                       Interest  Average           Interest  Average            Interest    Average
                              Average  earned    yield    Average  earned    yield or  Average  earned or   yield or
                              balance  or paid   or cost  balance  or paid   cost      balance  paid        cost
                              -------  -------   -------  -------  -------   --------  ------- -------      --------
                                                 (Amounts in thousands)
   Interest-earning assets
Investments.................. $93,846   $1,431     6.05%  $68,121   $1,097       6.39% $25,725  $  334      -0.34%(a)
Loans........................ 265,809    6,609     9.86%  234,360    5,797       9.81%  31,449     812       0.05%(b)
     Allowance for loan losses (3,088)      --             (3,053)      --                 (35)     --
                              -------   ------            -------  -------              ------- -------
     Total interest-earning
        assets               $356,567   $8,040     8.95% $299,428   $6,894       9.13% $57,139  $1,146      -0.18%(c)
                              =======   ------            =======  -------             =======  -------
   Interest-bearing liabilities
Savings, NOW & money market
       accounts.............. $71,784    $ 594     3.28%  $59,982   $  456       3.02% $11,802  $  138       0.26%(d)
Certificates of deposit under
      $100,000............... 135,737    1,920     5.61%  126,086    1,782       5.61%   9,651     138       0.00%(e)
Certificates of deposit
      $100,000 and over...... 37,870       563     5.90%   43,239      628       5.76%  (5,369)    (65)      0.14%(e)
                             -------    ------            -------   -------             ------- -------
      Interest - bearing
         deposits............245,391     3,077     4.97%  229,307    2,866       4.96%  16,084     211       0.01%(f)
Short-term borrowings........ 51,784       715     5.48%   26,589      379       5.66%  25,195     336      -0.18%(g)
Long-term borrowings......... 28,274       604     8.48%   18,441      414       8.91%   9,833     190      -0.43%(h)
                             -------    ------            -------  -------              ------- -------
     Total borrowings........ 80,058     1,319     6.54%   45,030      793       6.99%  35,028     526      -0.45%(i)
                             -------    ------            -------  -------              ------- -------
     Total interest-bearing
        liabilities..........$325,449    4,396     5.36% $274,337    3,659       5.29% $51,112     737       0.07%(j)
                              =======   ------            =======  -------             =======  -------
     Net interest income/
        spread..............            $3,644     3.59%            $3,235       3.84%          $  409      -0.25%(k)
                                        ======   =======           =======      ======          =======     =======
     Net interest margin....                       4.05%                         4.29%                      -0.24%(k)
                                                 =======                        ======                      =======
Notation:
Noninterest-bearing
   deposits                   $24,979       --            $20,958      --               $ 4,021      --
                              -------                     -------                       -------
    Total deposits.......... $270,370   $3,077     4.52% $250,265  $ 2,866       4.54%  $20,105  $  211     -0.02%(f)
                              =======   ======   =======  =======  =======      ======  ======= =======     =======

--------------------------

(a) Average balance increase is attributable to the purchase of $18.8 million of long-term Government National Mortgage Association securities late in 1997 and an increase in securities issued by U.S. government agencies. The decrease in the investment yield is primarily due to the decline in U.S. Treasury rates, which has caused the Company to receive prepayments on mortgage-backed securities, the proceeds of which have been reinvested at lower rates currently available.

(b) Average balance increase is primarily attributable to loan growth in the Minnesota market, including asset-based loans at BNC Financial.

(c) Decrease in yield on interest-earning assets is primarily due to a mix change in the earning asset portfolio coupled with the decrease in yield on investment securities discussed in (a) above. During the third quarter of 1998, 26 percent of average interest-earning assets were lower-yielding investments as compared to only 23 percent for the same period one year earlier.

(d) Average balance increase is attributable to higher average balances in money market deposit accounts during the third quarter of 1998 as compared to the same quarter one year earlier. Increased cost is caused by increased volume in higher tier/higher rate money market deposits.

(e) The increase in average balance of certificates of deposit ("CD's") under $100,000 is attributable to increases in national market CD's. The decrease in volume of CD's $100,000 and over reflects the fact that the Company's average balances of brokered deposits during the third quarter of 1998 were negligible. Increased cost is caused by increases in certain large certificate of deposit rates.

(f) Increase in cost of interest-bearing deposits is the result of the factors discussed in (d) and (e) above. While several interest-bearing deposit categories reflected cost increases, the overall cost of interest-bearing deposits increased only 1 basis point due to a mix change in the average interest-bearing deposit portfolio. Low-cost deposits represented 29 percent of average interest-bearing deposits for the quarter ended September 30, 1998 as compared to 26 percent for the same quarter one year earlier. A deposit mix change is further accentuated in the cost of total deposits (i.e., with noninterest-bearing deposits included). While the Company experienced cost increases in several categories of interest-bearing deposits, the total cost of deposits for the quarter ended September 30, 1998 was 2 basis points under the cost for the same quarter in 1997. Average noninterest-bearing deposits represented over 9 percent of the average total deposit portfolio for the third quarter of 1998 as compared to 8 percent for the same period in 1997.

(g) Average balance increase is attributable to increased borrowings from the FHLB during 1998. Reduced cost is primarily attributable to a decrease in average cost on FHLB borrowings.

(h) Average balance increase is attributable to additional draws on the Company's long-term borrowing facilities primarily for the purpose of funding asset-based loans at BNC Financial. Cost decrease is attributable to decreases in cost on the Company's Firstar borrowings which adjust quarterly and have generally been priced at 90 day LIBOR plus 2 percent.

(i)   Variances are a result of the factors discussed in (g) and (h) above.


(j) The increase in cost of interest-bearing liabilities is due to the above-noted increased cost of interest-bearing deposits and a mix change in the average interest-bearing liabilities portfolio. Borrowings represented 25 percent of average interest-bearing liabilities for the quarter ended September 30, 1998 compared to 16 percent for the same period one year earlier.

(k) Reduction in net interest spread and net interest margin is attributable to the above-mentioned increase in the cost of interest-bearing liabilities coupled with the decrease in yield on interest-earning assets.

As indicated in the table above, the Company has experienced pressure on its net interest spread and margin. Competition for high quality loans in the markets in which the Company operates has been strong, and the recent decline in U.S. Treasury rates has negatively impacted the Company's yield on investments. Earning asset growth continues to outpace core deposit growth because of the increased number of non-bank competitors and the multitude of financial and investment products available to customers. This has resulted in the increased use of brokered and out of market certificates of deposit and other borrowings, which, unless accompanied by increases in noninterest- or low-interest-bearing deposits, can cause increases in the cost of interest-bearing liabilities.

Other factors, including, but not limited to, the monetary policies of the Federal Reserve Board can impact interest rates which can materially affect the operating results of commercial banks. In fact, and as anticipated, the Federal Reserve Board has decreased rates twice since late September 1998, 25 basis points in each case. This resulted in immediate reductions in the Wall Street prime rate, the index to which a large percentage of the Company's floating rate commercial loans are tied. To help protect its net interest margin in a downward rate cycle, the Company, prior to the Federal Reserve Board's interest rate reductions, purchased an interest rate floor. See Note 5 to the Consolidated Financial Statements included under Item 1.

Management cannot predict, with any degree of certainty, prospects for net interest income in future periods. Management, however, expects to continue to experience intense competition for bank customers and pressure on the Company's net interest spread and margin. In addition to the employment of available interest rate risk management options, the Company expects to continue to focus on broadening its financial product and service offerings in order to supplement earnings from core banking activities.

Provision for Loan Losses. The provision for loan losses was $762,000 for the quarter ended September 30, 1998 as compared to $204,000 for the same period one year earlier. The Company booked a special loan loss provision of $631,000 during the quarter ended September 30, 1998. As of September 30, 1998, the allowance for loan losses was 1.32 percent of total loans as compared to 1.30 and 1.21 percent at December 31, 1997 and September 30, 1997, respectively. Management estimates indicate that the allowance for loan losses is adequate to cover the risk of loss in the loan portfolio at the present time. See "Comparison of Financial Condition at September 30, 1998 and December 31, 1997--Allowance for Loan Losses" for further discussion of the special loan loss provision booked during the quarter ended September 30, 1998.

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three months ended September 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:


                                 Noninterest Income


                            For the Three Months
                            Ended September 30,            Change
                            --------------------    --------------------
                              1998        1997         $           %
                            ---------    -------    -------     --------
                               (in thousands)
                                         -------
Insurance commissions...... $     431    $   385     $  46          12%
Fees on loans..............       365        373        (8)         (2)%
Service charges............       145        113        32          28%
Rental income..............        10         10        --           --
Net gain on sales of
    securities ............        51          8        43         538%
Other noninterest income...       249        151        98          65%  (a)
                            ---------    -------    -------     --------
   Total noninterest income $   1,251    $1,040     $  211          20%
                            =========    =======    =======     ========
-----------------

(a) Increase is attributable to increases in trust and other fee income.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three months ended September 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Expense

                           For the Three Months
                           Ended September 30,            Change
                           --------------------    --------------------
                             1998        1997         $           %
                           --------    --------    --------    --------
                              (in thousands)
                                       --------
Salaries and employee
   benefits                  $2,041    $  1,556    $    485         31%  (a)
Depreciation and amortization   385         339          46         14%
Occupancy.................      252         249           3    1%
Professional services.....      197         169          28         17%
Office supplies, telephone
   and postage............      189         158          31         20%
Marketing and promotion...       82          57          25         44%
FDIC and other assessments       47          43           4          9%
Other.....................      356         243         113         47%  (b)
                           --------    --------    --------    --------
   Total noninterest
      expense              $  3,549    $  2,814    $    735         26%
                           ========    ========    ========    ========
--------------------

(a) Increase is attributable to growth. Average full time equivalent employees increased from 149 for the three month period ended September 30, 1997 to 177 for the same period in 1998, a 19 percent increase.

(b) Increase is attributable to small increases in several items in this category including insurance, travel, employee education and development and correspondent charges.

Income Tax Expense. Income tax expense decreased $257,000 due to the decrease in pre-tax income for the quarter ended September 30, 1998 as compared to the pre-tax income for the same period in 1997. The estimated effective tax rates for the three month periods ended September 30, 1998 and 1997 were 39.7 and 41.5 percent, respectively. These rates are higher than the federal statutory rate of
34.0 percent due principally to state income taxes.

Earnings per Common Share. Basic and diluted earnings per common share were $0.14 for the quarter ended September 30, 1998 as compared to $0.32 and $0.31, respectively, for the same quarter in 1997. See Note 4 to the Consolidated Financial Statements for a summary of the EPS calculations for the three month periods ended September 30, 1998 and 1997. See also "Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997--General."

                     Comparison of Operating Results for the
                  Nine Months Ended September 30, 1998 and 1997

General. Net income for the nine months ended September 30, 1998 was $1.8 million as compared to $809,000 for the nine months ended September 30, 1997. The Company's basic and diluted EPS were $0.75 and $0.73, respectively, for the nine months ended September 30, 1998 as compared to $0.34 for both basic and diluted EPS for the same period one year ago. The returns on average assets and average equity for the nine months ended September 30, 1998 were .66 and 9.97 percent, respectively, as compared to .35 and 4.89 percent, respectively, for the same period last year.

The Company's performance for the nine months ended September 30, 1997 was impacted by a special $1.9 million loan loss provision booked during the second quarter of 1997. The additional provision resulted from questionable loan practices by a loan officer dismissed during the quarter. More than 80 percent of the $1.9 million provision was attributable to questionable activity with one customer. During the same quarter, the Company charged off approximately $856,000 in principal and over $60,000 in interest and late fees all related to transactions with this customer. The Company also booked a special loan loss provision of $631,000 during the quarter ended September 30, 1998. See "Comparison of Financial Condition at September 30, 1998 and December 31, 1997--Allowance for Loan Losses" for more information relating to the special provision.

The Company's pro forma net income, EPS and return on average assets and average equity for the nine month periods ended September 30, 1998 and 1997, without the special loan loss provisions booked during the second quarter of 1997 and the third quarter of 1998, would have been approximately (in thousands, except EPS data):


                                  Nine Months       Nine Months
                                     Ended             Ended
                                 Sept. 30, 1998    Sept 30, 1997
                                  (Pro Forma)       (Pro Forma)
                                 --------------    -------------
                                  (unaudited)       (unaudited)
Net income                       $        2,202    $       2,106
EPS - Basic                      $         0.92    $        0.88
EPS - Diluted                    $         0.90    $        0.87
Return on average assets                  0.81%            0.91%
Return on average equity                 12.17%           12.47%

Net Interest Income. Net interest income for the nine month period ending September 30, 1998 increased $1.2 million, or 13 percent, to $10.4 million as compared to $9.2 million for the same period in 1997. Net interest margin decreased to 4.08 percent for the nine months ended September 30, 1998 from 4.31 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the nine months ended September 30, 1998 and 1997 as well as the changes between the two periods. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the table:


                             Nine Months ended September 30,


                                        1998                        1997                    Change
                                 -----------------------  ---------------------------  ----------------------------

                                       Interest  Average           Interest  Average            Interest    Average
                              Average  earned    yield    Average  earned    yield or  Average  earned or   yield or
                              balance  or paid   or cost  balance  or paid   cost      balance  paid        cost
                              -------  -------   -------  -------  -------   --------  ------- -------      --------
                                                 (Amounts in thousands)
Interest-earning assets
Investments.................  $95,520   $4,390     6.14%  $67,924   $3,237      6.37%  $27,596  $1,153      -0.23%(a)
Loans.......................  247,595   18,435     9.95%  219,854   16,143      9.82%   27,741   2,292       0.13%(b)
     Allowance for losses...   (3,068)      --             (2,184)      --                (884)     --
                              -------   ------            -------  -------             -------  -------
     Total interest-earning
        assets               $340,047  $22,825     8.97% $285,594  $19,380      9.07%  $54,453   $3,445     -0.10%(c)
                              =======   ------            =======  -------             =======  -------
Interest-bearing liabilities
Savings, NOW & money market
       accounts............   $69,691   $1,664     3.19%  $57,156   $1,259      2.95%  $12,535   $  405      0.24%(d)
Certificates of deposit under
      $100,000.............   130,648    5,518     5.65%  127,471    5,328      5.59%    3,177      190      0.06%
Certificates of deposit
      $100,000 and over....    35,912    1,580     5.88%   42,206    1,802      5.71%   (6,294)    (222)     0.17%(e)
                              -------   ------            -------  -------             -------   -------
      Interest - bearing
         deposits..........   236,251    8,762     4.97%  226,833    8,389      4.94%    9,418      373      0.03%(f)
Short-term borrowings......    50,163    2,060     5.49%   18,870      811      5.75%   31,293    1,249     -0.26%(g)

Long-term borrowings.......    24,500    1,623     8.86%   14,590      963      8.82%    9,910      660      0.04%(h)
                              -------   ------            -------  -------             -------   -------
     Total borrowings......    74,663    3,683     6.60%   33,460    1,774      7.09%   41,203    1,909     -0.49%(i)
                              -------   ------            -------  -------             -------   -------
     Total interest-bearing
        liabilities........  $310,914   12,445     5.35% $260,293   10,163      5.22%  $50,621    2,282      0.13%(j)
                              =======   ------            =======  -------             =======   -------
     Net interest income/
        spread.............            $10,380     3.62%            $9,217      3.85%            $1,163     -0.23%(k)
                                        ======   =======           =======     ======            =======   =======
     Net interest margin...                        4.08%                        4.31%                       -0.23%(k)
                                                 =======                       ======                      =======
Notation:
Noninterest-bearing deposits  $23,579       --            $19,514       --               $4,065      --
                              -------                     -------                       -------
    Total deposits.........  $259,830   $8,762     4.51% $246,347  $ 8,389      4.53%   $13,483  $  373     -0.02%(f)
                              =======   ======   =======  =======  =======     ======   =======  =======   =======

--------------------------

(a) Average balance increase is attributable to the purchase of $18.8 million of long-term Government National Mortgage Association securities late in 1997 and an increase in securities issued by U.S. government agencies. The decrease in the investment yield is primarily due to the decline in U.S. Treasury rates, which has caused the Company to receive prepayments on mortgage-backed securities, the proceeds of which have been reinvested at lower rates currently available.

(b) Average balance increase is primarily attributable to loan growth in the Minnesota market, including asset-based loans at BNC Financial. The improvement in loan yield is primarily attributable to the increase in asset-based loans.

(c) Decrease in yield on interest-earning assets is primarily due to a mix change in the earning asset portfolio coupled with the decrease in yield on investment securities discussed in (a) above. During the nine months ended September 30, 1998, 28 percent of average interest-earning assets were lower-yielding investments as compared to 24 percent for the same period one year earlier.

(d) Average balance increase is attributable to higher average balances in NOW and money market deposit accounts during the nine months ended September 30, 1998 as compared to the same period in 1997. Increased cost is caused by increased volume in higher tier/higher rate money market deposits.

(e) Decrease in volume reflects the fact that the Company's average balances of brokered deposits during the nine months ended September 30, 1998 were negligible. Increased cost is caused by increases in certain large certificate of deposit rates.

(f) Increase in cost of interest-bearing deposits is the result of the factors discussed in (d) and (e) above. While all interest-bearing deposit categories reflected cost increases, the overall cost of interest-bearing deposits increased only 3 basis points due to a mix change in the average interest-bearing deposit portfolio. Low-cost deposits represented 29 percent of average interest-bearing deposits for the nine months ended September 30, 1998 as compared to 25 percent for the same period one year earlier. A deposit mix change is further accentuated in the cost of total deposits (i.e., with noninterest-bearing deposits included). While the Company experienced cost increases in each category of interest-bearing deposits, the total cost of deposits for the nine months ended September 30, 1998 was 2 basis points under the cost for the same period in 1997. Average noninterest-bearing deposits represented over 9 percent of the average total deposit portfolio for the nine months ended September 30, 1998 as compared to 7.9 percent for the same period in 1997.

(g) Average balance increase is attributable to increased borrowings from the FHLB during 1998. Reduced cost is also primarily attributable to a decrease in average cost on FHLB borrowings.

(h) Average balance increase is attributable to issuance of the Company's 8 5/8 percent subordinated notes in May 1997 (net proceeds of $14.3 million) and additional draws on the Company's other borrowing facilities primarily for the purpose of funding asset-based loans at BNC Financial.

(i)   Variances are a result of the factors discussed in (g) and (h) above.


(j) The increase in cost of interest-bearing liabilities is due to the above-noted increased cost of interest-bearing deposits coupled with a mix change in the interest-bearing liabilities portfolio. Average borrowings represented 24 percent of average interest-bearing liabilities for the nine months ended September 30, 1998 as compared to 13 percent for the same period in 1997.

(k) Reduction in net interest spread and net interest margin is attributable to the above-mentioned increase in the cost of interest-bearing liabilities coupled with the decrease in yield on interest-earning assets.

See --"Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997--Net Interest Income" for additional comments regarding net interest spread and margin.

Provision for Loan Losses. The provision for loan losses was $960,000 for the nine months ended September 30, 1998 as compared to $2.5 million for the same period one year earlier. Both of these periods were impacted by special loan loss provisions -- $631,000 for 1998 and $1.9 million for 1997. See "Comparison of Financial Condition at September 30, 1998 and December 31, 1997--Allowance for Loan Losses" and "Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997--General" for discussions relating to these special loan loss provisions.

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the nine months ended September 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Income


                            For the Nine Months
                            Ended September 30,            Change
                            --------------------    ---------------------
                              1998        1997         $            %
                            ---------    -------    -------     ---------
                               (in thousands)
                                         -------
Insurance commissions...... $   1,269    $1,263     $    6      1%
Fees on loans..............     1,096        734        362           49%  (a)
Service charges............       420        352         68           19%
Rental income..............        32         45       (13)         (29)%
Net gain (loss) on sales of
     securities ...........        68        (3)         71       (2367)%
Other noninterest income...       782        473        309          65 %  (b)
                            ---------    -------    -------     ---------
   Total noninterest income $   3,667    $2,864     $  803           28 %
                            =========    =======    =======     =========
-----------------

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

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the nine months ended September 30, 1998 and 1997 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                Noninterest Expense

                           For the Nine Months
                           Ended September 30,            Change
                           --------------------    --------------------
                             1998        1997         $           %
                           --------    --------    --------    --------
                              (in thousands)

Salaries and employee bene
   fits                      $5,733    $  4,642    $  1,091         24%  (a)
Depreciation and amortization 1,126         972         154         16%  (b)
Occupancy.................      769         724          45          6%
Office supplies, telephone
   and postage............      553         478          75         16%
Professional services.....      525         384         141         37%  (c)
Marketing and promotion...      322         255          67         26%
FDIC and other assessments      138         126          12         10%
Other.....................      949         690         259         38%  (d)
                           --------    --------    --------    --------
   Total noninterest
   expense                 $ 10,115    $  8,271    $  1,844         22%
                           ========    ========    ========    ========
--------------------

(a) Increase is attributable to growth. Average full time equivalent employees increased from 146 for the nine month period ended September 30, 1997 to 170 for the same period in 1998, a 16 percent increase.

(b) Increase is primarily attributable to depreciation expense relating to BNC--North Dakota's new branch office in Bismarck and furniture and equipment necessary to support the Company's increase in employees (see a. above) as well as amortization of intangibles related to acquisitions in the latter half of 1997.

(c) Increase is due to increases in legal, software support and other consulting fees.

(d) Increase is attributable to increases in several items in this category including insurance, travel, dues and publications, employee education and development, correspondent bank changes, and other such expenses.

Income Tax Expense. Income tax expense increased $628,000 due to the increase in pre-tax income for the nine months ended September 30, 1998 as compared to the pre-tax income recorded for the same period in 1997. The estimated effective tax rates for the nine month periods ended September 30, 1998 and 1997 were 40.2 and
39.4 percent, respectively. These rates are higher than the federal statutory rate of 34.0 percent due principally to state income taxes.

Earnings per Common Share. Basic and diluted earnings per common share were $0.75 and $0.73, respectively, for the nine months ended September 30, 1998 as compared to $0.34 basic and diluted EPS for the same period in 1997. See Note 4 to the Consolidated Financial Statements for a summary of the EPS calculations for the nine month periods ended September 30, 1998 and 1997. See also "Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997--General."

                               Year 2000 Issue

Like other financial and business organizations, the Company could be adversely affected if its information technology ("IT") and non-IT systems and those of its customers and other businesses with which the Company interacts do not properly process and calculate date-related information beginning in the Year 2000. Therefore, the company is taking steps that it believes are reasonably designed to address any problems with respect to the IT and non-IT systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by material customers, vendors and other business partners.

IT and non-IT Systems. The IT systems maintained by the Company consist primarily of its core application system, item processing system and local area networks ("LAN's") in branches and operating units which are connected through a wide area network ("WAN"). Core application processing is performed in-house using a core application system provided by a third party vendor which has over 1,300 customers nationally. The item processing system operates on a separate platform from the core applications and communicates to them through an interface. The initial design, installation and maintenance of the LAN's and WAN are provided by internal IT personnel who also manage the basic support and configurations for the systems.

Non-IT systems include embedded circuitry found in telephone equipment, security and alarm systems, copiers, fax machines, heating and air conditioning systems and other infrastructure systems that are used by the Company in connection with the operation of its business.

Year 2000 Program / State of Readiness. The Company has implemented a Year 2000 program which includes the following phases: awareness, assessment, renovation, testing / validation and implementation (the "Y2K Program"). The Y2K Program applies to all IT and non-IT systems, as well as any providers who service and maintain these systems.

Awareness Phase. During the awareness phase, which has been completed, the Company defined the Year 2000 problem, gained executive level support for the commitment of resources necessary to perform Year 2000 compliance work, established a Y2K Program team, and developed an overall strategy encompassing all in-house IT and non-IT systems and equipment, outsourced systems, customers and vendors.

Assessment Phase. The assessment phase has been completed (except for those activities considered ongoing in nature, such as monitoring the status of customers and vendors with respect to their own Year 2000 programs). During this phase the Company performed an assessment of the size and complexity of the Year 2000 issue, developed details of the magnitude of the effort necessary to address Year 2000 issues, identified all hardware, software, networks, automated teller machines, other processing platforms and equipment as well as customer and vendor interdependencies affected by the Year 2000 date change, evaluated the Year 2000 effect on other strategic business initiatives (such as mergers and acquisitions or planned hardware or software revisions), identified resource needs and established a Year 2000 budget, assigned accountability for the life of the Y2K Program, established deadlines for Y2K Program phases, identified those systems considered "mission critical" (i.e., applications or systems considered vital to the successful continuance of any of the Company's core business activities), communicated with customers, vendors and correspondents to request information regarding the status of their Year 2000 programs and outlined a contingency plan to be implemented in the event internal or external systems are not ready for the Year 2000. See "Contingency Plan."

Renovation Phase. During the renovation phase, which is substantially complete, the Company made necessary hardware or software upgrades, replaced any non-compliant system components and obtained certifications regarding the Year 2000 readiness of vendor-provided software or equipment employed by the Company in its business operations. The Company established a Year 2000 testing lab which mirrors the systems and software used by the Company in its day to day processing. In addition, the Company replaced a number of non-compliant personal computers in its North Dakota rural branch offices. See "Costs."

Testing / Validation and Implementation. The testing / validation phase is currently in process. The Company's written testing strategy and plan were completed prior to June 30, 1998. Testing of internal mission critical systems, including those programmed in-house and those purchased from software vendors commenced prior to September 30, 1998. The Company is planning to have testing of mission critical systems completed by December 31, 1998. By March 31, 1999, testing of systems where the Company relies on service providers for mission critical systems should be substantially complete. By June 30, 1999, testing of non-mission critical systems should be complete with the implementation stage also substantially completed. The objective of the testing is to minimize business risk due to operational failures. This phase is considered to be the most critical phase of the Company's Y2K Program.

Costs. The Company has managed the Y2K Program with available staff (other than a few isolated instances where consultants have been engaged for a specific activity). Therefore, the Company has not incurred excessive salary and benefits expenses related to the development and implementation of the Y2K Program. Because of the considerable time commitment of current staff to the Y2K

Program,however, the Company has, on more than one occasion, elected to defer investments in alternate technologies (for example, the purchase of new hardware or software packages) or postpone requested program changes in order to ensure that the processes and systems currently in place achieve Y2K readiness within recommended time frames.

The Company has invested approximately $45,000 in hardware (primarily for the Y2K lab and the non-compliant personal computers which were replaced). Other Y2K Program costs incurred to date have not been of a material nature (less than $25,000) and have included costs for items such as materials, supplies and postage. Based on information currently available, management feels its initial projection of $200,000 to $400,000 remains a reasonable estimate for Y2K Program expenses. All costs associated with the Y2K Program are expected to be funded through current operating profits.

Risks. The major risks posed by the Year 2000 issue are the failure of core applications systems or utility or telecommunications failures. For example, a failure of the Company's core application system would impair access to Company data or the ability to process certain business transactions. The Company's core application provider revised all of its programs in 1992 and, at that time, changed from a two digit date format to a four digit date format. All subsequent updates have included date information in the four digit format. All systems and programs are being tested even though the Company may have received certifications attesting to Year 2000 compliance. Utility and telecommunications failures would also impact the Company (for example, a source of power and telecommunications connections are crucial to running core applications and processing business transactions).

While the company has been in close communication with customers, vendors and other intermediaries, it has no control over the remediation efforts of these third parties with whom it has material business relationships and the failure of certain of these parties to successfully remediate their Year 2000 issues could have a material adverse affect on the Company. The Company has received initial assurances from certain of these third parties that their ability to perform their obligations to the Company are not expected to be materially adversely affected by the Year 2000 problem. The Company is also testing, to the extent possible, systems, software and interfaces through which business transactions with such third parties are effected. The Company will continue to request updated information from these third parties in order to assess their Year 2000 readiness. If a material third party business partner is unable to provide reassurance to the Company that it is or will be ready for the Year 2000, the Company intends to seek an alternative business partner to the extent practical.

Contingency Plan. The Company is in the process of completing a contingency plan to handle its most reasonably likely worst case Y2K scenarios. Phases of this plan include organization and planning, business impact analysis, Y2K business resumption planning and testing. The Year 2000 contingency plan is intended to provide assurance that the Company's mission critical functions will continue if one or more systems fail. In developing the plan, the Company is taking into consideration the impact of external systems, including those of service providers, other financial institutions, customers, business partners and infrastructure providers such as suppliers of power and telecommunications.

All forecasts, estimates and other statements relating to the Year 2000 readiness of the Company and its customers and business partners are based on information and assumptions about future events. Such "forward looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. These uncertainties include, but are not limited to, the understanding of the Company that its core application and other systems are or will be Year 2000 compliant, the ability to identify, repair or replace mission critical non-IT equipment in a timely fashion, the ability of certain third parties to ensure their systems are Year 2000 compliant and the ability of the Company to test interfaces with certain of these third parties, the performance of telecommunications, data transmission and utilities providers, the failure or impairment of certain third parties with which the Company transacts business and undiscovered problems in the Company's Year 2000 testing plans and processes.

                                    Liquidity

The Company's continued liquidity risk management objectives are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered and national market deposits, sells securities under agreements to repurchase and borrows overnight federal funds. BNC -- North Dakota is a member of the FHLB, which affords the bank the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are collateralized by the bank's mortgage loans and various securities from the Company's investment portfolio. Between December 31, 1997 and September 30, 1998, the Company increased its borrowings from the FHLB by $6.5 million. The Company has also obtained funding through long-term borrowings and the issuance of subordinated notes, primarily for the purpose of funding asset-based loans at BNC Financial.

The following table sets forth, for the nine months ended September 30, 1998 and 1997, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                         Major Sources and Uses of Funds

                                                     For the Nine Months
                                                     Ended September 30,
                                                   -----------------------
                                                     1998          1997
                                                   ---------     ---------
                                                       (in thousands)
                                                                 ---------
Proceeds from sales and maturities of investment
   securities.................................     $ 74,278      $ 27,325
Purchases of investment securities............      (71,528)      (30,950)
Net increase in loans.........................      (39,996)      (37,424)
Net increase in short-term borrowings.........       11,913        15,867
Net increase in long-term borrowings..........        8,863        10,563
Net increase in deposits......................        7,694         9,538

The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance- sheet items. The Company is currently in the process of developing a contingency plan for liquidity management over the period spanning several months before and after the year 2000 date change. Management expects to have a final draft of the plan and begin testing in the fourth quarter of 1998. Testing will continue throughout 1999. While the Company will exercise due diligence in the development of the plan and take appropriate actions based on the results of testing of the plan, there can be no assurance that events and circumstances will transpire as expected and, as a result, the potential of a material adverse impact on the Company's liquidity position cannot be completely eliminated. See "Year 2000 Issue."

                            Forward Looking Statements

Statements included in Item 2, "Management's Discussion and Analysis or Plan of Operation," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of

1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, net interest spread and margin, income and the anticipated impact of the Year 2000 Issue, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated consequences related to the impact of the Year 2000 Issue on the Company or its customers or vendors; and other risks which are difficult to predict and many of which are beyond the control of the Company.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   (i) Part I Exhibits

                   27.  Financial Data Schedule

                   (ii) Part II Exhibits

                   10.23 Employment Agreement Among BNCCORP, Inc., BNC National Bank and David J. Sorum dated as of October 13, 1998.

                   10.24 Revolving Credit Agreement dated August 14, 1998 by and between BNC Financial Corporation and Firstar Bank Milwaukee, N.A.

            (b)    Reports on Form 8-K
                   None.

                                    Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: November 13, 1998              By     /s/ Gregory K. Cleveland
                                        ----------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Operating Officer
                                         Only Authorized Signature