Form 10KSB
period 1998-12-31
BNCCORP INC
filed 1999-03-29
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      -----
                                   FORM 10-KSB
                                      -----
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                         or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

      The issuer's revenues for its most recent fiscal year: $35,344,000

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1999 was $16,050,000.

      The number of shares of the Registrant's common stock outstanding on March 15, 1999 was 2,408,980.

      Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1997 annual meeting of stockholders are incorporated by reference into Part III hereof.

      Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                                       BNCCORP, INC.

                                ANNUAL REPORT ON FORM 10-KSB
                          FOR FISCAL YEAR ENDED DECEMBER 31, 1998


                                     TABLE OF CONTENTS

                                                                           Page

                                           PART I
Item 1.     Description of Business                                           3
Item 2.     Description of Property                                           9
Item 3.     Legal Proceedings                                                 9
Item 4.     Submission of Matters to a Vote of Security Holders              10

                                          PART II
Item 5.     Market for Common Equity and Related Stockholder Matters         10
Item 6.     Management's Discussion and Analysis or Plan of Operation        10
Item 7.     Financial Statements                                             40
Item 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         76

                                          PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Section 16(a) Beneficial Ownership Reporting Compliance          76
Item 10.    Executive Compensation                                           76
Item 11.    Security Ownership of Certain Beneficial Owners and Management   76
Item 12.    Certain Relationships and Related Transactions                   76
Item 13.    Exhibits and Reports on Form 8-K                                 76

                                           PART I


Item 1.     Description of Business

General

BNCCORP, Inc. ("BNCCORP"), a Delaware corporation, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. BNCCORP (together with its consolidated subsidiaries, "BNC" or the "Company") provides a broad range of banking and financial services to small and mid-size businesses, private banking clients and consumers through its 17 facilities in North Dakota and Minnesota. BNCCORP operates primarily through its two commercial banking subsidiaries, BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC--North Dakota"), which is headquartered in Bismarck and has 14 additional offices in North Dakota, and BNC National Bank of Minnesota ("BNC--Minnesota," together with BNC--North Dakota, the "Banks"), which is located in Minneapolis, Minnesota. In addition, the Company provides asset-based commercial financing through its non-bank subsidiary, BNC Financial Corporation ("BNC Financial"), located in St. Cloud, Minnesota.

Growth Strategy

BNCCORP was formed in 1987 with the objective of acquiring and improving the performance of strategically located banks in North Dakota. Since that time, the banking industry has undergone rapid change. Many non-bank competitors have entered into the banking business. The proliferation of non-bank competitors has resulted in the availability of a multitude of financial products and services. Technological advances have improved delivery systems and given customers immediate access to these products and services. To remain competitive in this rapidly changing environment, BNCCORP has expanded its objective. The Company is committed to moving into the future as a full-service provider of financial services including traditional banking, trust, asset management, brokerage, insurance, financial planning and other services.

BNC aims to achieve its objectives through expanded product and service offerings and an emphasis on customer service and local relationship banking with small and mid-size businesses, private banking clients and consumers. Management believes that the Company's entrepreneurial approach to banking and the introduction of new products and services will continue to attract small and mid-size businesses which often are not of sufficient size to be of interest to the larger banks in its market areas. See "--Market Areas." Such businesses frequently have difficulty finding banking services that meet their specific needs and have sought, and management believes will continue to seek, banking institutions that are more relationship-oriented. BNC offers a wide range of banking and finance-related products and services, including trust services, asset management, retirement planning, tax planning and preparation, insurance and other private banking services. See "--Products and Services."

Acquisitions have played an important role in BNC's growth strategy. The Company has completed several bank and nonbank acquisitions. The largest of these acquisitions was the Company's July 1995 acquisition of seven North Dakota branches, with aggregate deposits of approximately $104.8 million, from First Bank fsb. See Note 2 to the Consolidated Financial Statements included under
Item 7 of Part II for a summary of mergers and acquisitions consummated during the three year period ended December 31, 1998.

Management believes that its increased product and service offerings and acquisitions have generated significant growth for the Company. BNC's total assets have increased from $118.0 million at December 31, 1992 to $396.3 million at December 31, 1998. The Company's goal continues to be the creation of a well-capitalized $500 million to $1 billion financial services organization focused on local relationship banking. Efforts are ongoing to ensure that the executive management team and operating systems are in place to achieve this goal. The Company's management team combines experienced, conscientious overseers of traditional banking services with aggressive and innovative marketers and managers of diversified financial services. BNC will continue to emphasize internally-generated growth. The Company will also seek growth opportunities through acquisition of financial services companies or de novo branching in North and South Dakota, Minnesota and, possibly, Iowa, Nebraska and Wisconsin. The Company recently expanded its growth opportunities by opening a branch in Fargo, North Dakota, during February 1999.

Market Areas

BNC's primary market areas are the Bismarck/Mandan and Fargo (North Dakota) metropolitan areas, the Minneapolis/St.Paul (Minnesota) metropolitan area, and the rural communities surrounding the branch offices of BNC--North Dakota (Linton, Ellendale, Garrison, Stanley, Kenmare, Crosby and Watford City, North Dakota). During January 1999, the Company established an insurance office in Dickinson, North Dakota. The asset-based lending activities of BNC Financial have been conducted primarily in Minnesota. During 1998, BNC--Minnesota and BNC Financial continued to generate significant loan growth in the Minnesota market area. As of December 31, 1998, 52 percent of the Company's loans were to borrowers located in Minnesota and 38 percent were to borrowers located in North Dakota. The remaining 10 percent represents loans to borrowers in other states. Other than brokered certificates of deposit and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area. The following table presents total deposits and loans originated at each of BNC's geographic locations:

                                                       December 31, 1998
                                                     -----------------------
                                           Year
                    Location              Opened
                                            or         Total         Loans
                                         Acquired     Deposits    Originated
          -----------------------------  ----------  ----------   ----------
                                                         (in thousands)
          BNC--North Dakota..........
            Bismarck.................         1990   $ 106,110    $ 122,788
            Linton...................         1987      47,070        9,605
            Ellendale................         1995      10,343        1,385
            Garrison.................         1995      13,735          428
            Stanley..................         1995      15,146          385
            Kenmare..................         1995      16,544          158
            Crosby...................         1995      17,870          237
            Watford City.............         1995      13,066          114
          BNC--Minnesota.............         1996      44,615      111,928
          BNC Financial..............         1996          --       23,842
          BNCCORP (parent company)...         1987          --          340
                                                     ----------   ----------
               Total ................                $ 284,499    $ 271,210
                                                     ==========   ==========

Products and Services

Loans. The Company's loans primarily consist of commercial and industrial loans, real estate mortgage loans, real estate construction loans, agricultural loans, consumer loans and lease financing. In allocating its assets among loans, investments and other earning assets, BNC attempts to maximize return while managing risk at acceptable levels. BNC's primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-size businesses and professionals. The Company offers a broad range of commercial and retail lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing.

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

Deposits. Each of BNC's bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. The Banks also purchase brokered deposits and obtain direct non-brokered certificates of deposit through national deposit networks when such transactions are beneficial to the Banks. See "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Deposits" included under Item 6 of Part II.

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

Investment Portfolio. The purpose of the Company's investment portfolio is to provide a source of earnings and manage liquidity. Investments are centrally managed in order to aid in compliance with federal laws and regulations, which place certain restrictions on the amounts and types of investments BNC may hold. While the investment portfolio serves many functions, the primary function is to contribute to the overall profitability of the Company. The objective of managing the portfolio is to purchase and own securities with good risk/reward profiles in various interest-rate scenarios. The role of the investment officer is not to "predict" interest rates, but rather to identify what might happen to a security in question, and the portfolio as a whole, given possible changes in interest rates. BNC maintains an investment grade portfolio oriented toward mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies. BNC maintains a small amount of investment grade obligations of state and political subdivisions. In addition, BNC holds U.S. Treasury and U.S. government agency obligations as a means of securing public funds and repurchase agreements. See "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Investment Securities" included under
Item 6 of Part II.

Distribution Methods

BNC offers its banking and financial products and services through traditional industry distribution methods including its network of bank, branch and other offices. In addition, the Company offers 24-hour telephone banking services through its voice response system, BNC Bankline. The Company also provides cash management services to its commercial customers through its Xpress Cash
Management system. This system allows customers to process funds transfers, wires, automated clearing house (ACH) transactions, stop payments and account history inquiries using their office computers and modems. The Company has also established an internet web site which is currently being used to provide corporate financial information, current investment news and stock prices. The Company anticipates that it will begin offering full internet banking during 2000 in order to provide online banking to customers at any time and from any location.

Risk Management

The uncertainty of whether events, expected or otherwise, will have an adverse impact on the Company's capital or earnings is an inevitable component of the business of banking. To ensure that the risks inherent in BNC's business are identified, measured, controlled and monitored, the Company has established a risk management committee composed of senior management from across the organization (the "Risk Management Committee"). The Risk Management Committee is responsible for determining the desired risk profile of the Company, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and risk appetite and making capital management decisions to appropriately fund the Company's portfolio of investments. The Risk Management Committee addresses each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in the Company's business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic and reputation risk. In each identified risk area, the Risk Management Committee measures the level of risk to the Company based on the business it conducts and develops plans to bring risks within acceptable tolerances. See "Management's Discussion and Analysis or Plan of Operation--Financial Condition--Loan Portfolio and --Liquidity, Market and Credit Risk" included under Item 6 of Part II for further discussion of credit, liquidity and interest rate risk.

Competition

The deregulation of the banking industry, the increasing number of state laws that permit multi-bank holding companies and the increasing availability of nationwide interstate banking have heightened the level of competition in an already intensely competitive market. The North Dakota and Minnesota market areas are highly competitive banking environments. Competition is encountered in seeking deposits, obtaining loan customers and in providing all of the other banking and financial products and services offered by BNC. Principal competitors include multi-regional financial institutions such as Norwest Corporation, U.S. Bancorp and Community First Bankshares, Inc. as well as large and small thrifts, independent banks, credit unions and many national and regional brokerage houses. BNC also competes with other non-bank financial institutions, including retail stores that maintain their own credit programs and government agencies that make low cost or guaranteed loans available to certain borrowers. Some of these competitors have substantially greater resources and lending limits than BNC, and may offer certain services that BNC does not provide. In addition, some of the non-bank financial institutions that compete with BNC are not subject to the extensive federal regulations that govern BNC. Management believes that many competitors have emphasized retail banking and financial services, leaving the small and mid-size business market underserved. This has allowed BNC to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and the future profitability of the Company will depend on its ability to continue to compete successfully in its market areas.

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

Capital Adequacy. The capital adequacy of BNCCORP and the Banks is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Banks to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of one or more of its Banks, should such Banks become "undercapitalized" under capital guidelines. See Note 11 to the Consolidated Financial Statements included under Item 7 of Part II.

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

Deposit Insurance. FDIC-insured depository institutions that are members of the FDIC's Bank Insurance Fund and Savings Association Insurance Fund pay insurance premiums at rates based on their assessment risk classification, which is determined in part based on the Bank's capital ratios and in part on factors that the FDIC deems relevant to determine the risk of loss to the insurance funds. The Banks also pay additional assessments that are used to pay certain Financing Corporation obligations issued between 1987 and 1989 to resolve failed savings and loan associations.

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

Monetary Policy. The monetary policy of the FRB has a significant effect on the operating results of bank holding companies and their subsidiaries. The FRB uses the various means at its disposal to influence overall growth and distribution of bank loans, investments and deposits and interest rates charged on loans or paid on deposits. FRB monetary policies have materially affected the operations of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of BNCCORP and its subsidiaries cannot be predicted.

Employees

At December 31, 1998, BNC had approximately 200 employees, including 183 full-time equivalent employees. None of BNC's employees are covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

Item 2.     Description of Property

The principal offices of BNCCORP and BNC--North Dakota are located in BNC's main office building at 322 East Main Avenue, Bismarck, North Dakota. The building is owned by BNC--North Dakota. BNC--North Dakota also owns branch offices at 219 South 3rd Street and 807 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. It also owns its banking facilities in Linton, Crosby, Ellendale, Kenmare and Stanley, North Dakota as well as a temporary facility located on its permanent site in Fargo, North Dakota. The Company plans to begin construction of a permanent facility for Fargo by April 1999.

BNC--North Dakota's facilities at 100 West Main Street (Mandan), 500 North 9th Street (Bismarck), Watford City, Garrison and Dickinson, North Dakota and the land at South 3rd Street (Bismarck) are leased. BNC-North Dakota is also leasing a facility at 4656 Amber Valley Parkway in Fargo, pending completion of its permanent facility to be located at 3137 32nd Avenue SW. The facilities occupied by BNC--Minnesota at 333 South Seventh Street, Minneapolis, Minnesota and the facilities housing BNC Financial at 4150 South 2nd Street, St. Cloud, Minnesota are also leased.

All owned and leased properties are considered in good operating condition and, except for the Fargo location, are believed adequate for the Company's present and foreseeable future operations. BNC does not anticipate any difficulty in leasing additional suitable space upon expiration of present lease terms. See
Note 16 to the Consolidated Financial Statements included under Item 7 of part II for additional information concerning lease and other commitments and construction of the Fargo facility.

Item 3.     Legal Proceedings

BancInsure, Inc. vs. BNC National Bank, N.A. and Debra J. Gronlie, Civ. No. A1-98-97, U.S.D.C. District of North Dakota. See Note 16 to the Consolidated Financial Statements included under Item 7 of Part II for a discussion of current status of this case.

The Company is currently not a party to any additional material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to BNC's business may be brought against or by BNC, such as claims to enforce liens, condemnation proceedings on properties in which BNC holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                          PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

BNCCORP's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq Stock Market under the symbol "BNCC".

The following table lists the high and low sales prices of the Common Stock for the periods indicated as reported by the Nasdaq Stock Market. The quotes represent "inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not represent actual transactions.

                                    For the Years Ended December 31,
                                   ------------------------------------
                                         1998               1997
                                   -----------------  -----------------
               Period               High      Low      High      Low
                                   --------  -------  -------   -------
               First Quarter...... $ 20.50   $ 16.25  $ 13.50   $ 11.75
               Second Quarter..... $ 23.25   $ 16.88  $ 12.75   $ 10.50
               Third Quarter...... $ 19.00   $ 12.88  $ 17.00   $ 11.00
               Fourth Quarter..... $ 13.00   $  9.00  $ 17.00   $ 14.50

On March 15, 1999, there were 108 record holders and approximately 1,300 beneficial owners of the Company's Common Stock.

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

During March 1999, the Company issued 3,296 shares of Common Stock to shareholders of Lips & Lahr in a private offering believed to be exempt under the Securities Act of 1933 and the regulations and rules thereunder. The issuance was the second and final share issuance in conjunction with the business combination with Lips & Lahr. See Note 2 to the Consolidated Financial Statements included under Item 7.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 1998, 1997 and 1996 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 1998 and 1997 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998 were audited by Arthur Andersen LLP, independent public accountants. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 7.

                                  Selected Financial Data

                                               For the Years Ended December 31,
                                               ---------------------------------
                                                   1998        1997      1996
                                               -----------   ---------  --------
                                                 (dollars in thousands, except
                                                          share data)
   Income Statement Data:
   Total interest income........................ $ 30,467     $26,543   $20,962
   Total interest expense.......................   16,749      13,915    11,108
                                                 ---------   ---------  --------
   Net interest income..........................   13,718      12,628     9,854
   Provision for credit losses..................    1,290       2,619       739
   Noninterest income...........................    5,050       4,124     3,730
   Noninterest expense..........................   13,918      11,663    10,506
   Provision for income taxes...................    1,293       1,044     1,169
                                                 ---------   ---------  --------
   Net income................................... $  2,267     $ 1,426   $ 1,170
                                                 =========   =========  ========
   Balance Sheet Data: (at end of period)
   Total assets................................. $396,332    $361,003  $289,479
   Investments and federal funds sold...........   96,601      94,624    66,391
   Loans........................................  270,876     235,200   202,997
   Allowance for credit losses..................    3,093       3,069     1,594
   Total deposits...............................  284,499     262,824   239,770
   Short-term borrowings........................   49,290      46,503    11,437
   Long-term borrowings.........................   30,646      21,812    10,615
   Stockholders' equity.........................   25,255      23,148    21,595
   Book value per common share outstanding...... $10.57 (1)  $ 9.64 (2)$ 8.99(2)
   Earnings Performance Data:
   Return on average total assets...............     .61%        .45%      .45%
   Return on average stockholders' equity.......    9.30%       6.39%     5.47%
   Net interest margin..........................    3.98%       4.31%     4.09%
   Net interest spread..........................    3.51%       3.85%     3.63%
   Basic earnings per common share..............    $0.95       $0.59     $0.49
   Diluted earnings per common share............    $0.91       $0.59     $0.49
   Balance Sheet and Other Key Ratios:
   Nonperforming assets to total assets.........    1.14%        .41%      .15%
   Nonperforming loans to total loans...........     .88%        .64%      .14%
   Net loan charge-offs to average loans........   (.50)%      (.51)%    (.11)%
   Allowance for credit losses to total loans...    1.14%       1.30%      .78%
   Allowance for credit losses to nonperforming
      loans.....................................     129%        205%      555%
   Average stockholders' equity to average
      total assets..............................    6.58%       7.06%     8.20%
--------------------

(1) Based on total common shares outstanding of 2,390,184.

(2) Based on total common shares outstanding of 2,402,126.

Overview

Net income for 1998 was $2.3 million, or basic and diluted earnings per share of $0.95 and $0.91, respectively, compared with $1.4 million, or basic and diluted earnings per share of $0.59, in 1997 and $1.2 million, or basic and diluted earnings per share of $0.49, in 1996. The Company's performance for 1998 and 1997 was impacted by special credit loss provisions of $631,000 booked during the third quarter of 1998 and $1.9 million booked during the second quarter of 1997. $454,000 of the special provision booked in 1998 and all of the special $1.9 million provision booked in 1997 related to lending activities of a former loan officer at BNC-North Dakota. Additionally, the Company incurred legal and other expenses relating to proceedings against the loan officer and resolution of loans originated by the officer totaling $124,000 and $139,000 in 1998 and 1997, respectively.

The Company's unaudited proforma net income, earnings per share and returns on average assets and average equity for the years ended December 31, 1998 and 1997, without the special credit loss provisions and other expenses related to the former loan officer would have been approximately (in thousands, except per share data):

                                   1998                          1997
                        ----------------------------  --------------------------
                        As Reported     Pro Forma     As Reported     Pro Forma
                        -------------  -------------  -------------  -----------

Net income...............    $ 2,267        $ 2,638      $ 1,426        $ 2,745
Basic earnings per share.    $  0.95        $  1.10      $  0.59        $  1.14
Diluted earnings per share   $  0.91        $  1.05      $  0.59        $  1.14
Return on average assets.       0.61%          0.71%        0.45%          0.87%
Return on average equity.       9.30%         10.28%        6.39%         11.94%

In addition to the special credit loss provision and other expenses discussed above, the Company's 1998 results reflected the following highlights:

      Net interest income increased 9 percent to $13.7 million due to a combination of factors discussed below.

      Noninterest income increased 22 percent to $5.1 million due to increases in loan fees and revenues from trust, brokerage and other professional services.

      Noninterest expenses increased 19 percent to $13.9 million. The increase was primarily attributable to the Company's growth initiatives.

Results of Operations

Net Interest Income. Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's principal source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of rates earned on those assets, the volume and mix of interest-bearing liabilities and the level of rates paid on those liabilities.

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


                  Analysis of Average Balances, Interest and Yields/Rates

                                                             For the Years ended December 31,
                               -------------------------------------------------------------------------------
                                           1998                  1997                  1996
                               ------------------------- -------------------------- --------------------------
                                       Interest  Average          Interest  Average          Interest  Average
                               Average earned    yield    Average earned    Yield   Average   earned    yield
                               Balance   or        or     balance   or        or    Balance     or        or
                                        paid      cost             paid     Cost               paid      cost
                               ------- -------- -------- -------- -------- -------- ------- ---------- --------
                                                                 (dollars in thousands)
Assets
     Federal funds sold....... $ 5,336 $    289    5.42% $  5,650 $    306    5.42% $ 2,714 $      145    5.34%
     Taxable investments......  87,781    5,284    6.02%   64,862    4,163    6.42%  66,189      4,340    6.56%
     Tax-exempt investments...   1,775       95    5.35%    1,112       71    6.38%   1,448         94    6.49%
     Loans (1)................ 253,282   24,799    9.79%  223,486   22,003    9.85% 171,780     16,383    9.54%
     Allowance for credit
        losses................  (3,134)      --      --    (2,298)      --      --   (1,265)        --      --
                               -------- --------          -------- --------         -------- ----------
          Total interest-
          earning assets (2).. 345,040   30,467    8.83%  292,812   26,543    9.06% 240,866     20,962    8.70%
  Noninterest-earning assets:
           Cash and due from
              banks...........   6,911                      6,208                     5,436
           Other..............  18,383                     17,040                    14,319
                               --------                   --------                  --------
                Total assets..$370,334                   $316,060                  $260,621
                               ========                   ========                  ========
Liabilities and Stockholders'
   Equity
  Deposits:
          NOW and money market
             accounts.........$ 63,115  $ 2,128    3.37% $ 50,582 $  1,580    3.12% $38,920  $   1,004    2.58%
          Savings.............   8,717      197    2.26%    8,904      206    2.31%   8,498        196    2.31%
  Certificates of deposit:
          Under $100,000...... 130,759    7,332    5.61%  127,092    7,110    5.59% 124,682      7,055    5.66%
          $100,000 and over...  36,704    2,152    5.86%   41,581    2,386    5.74%  25,499      1,483    5.82%
                               -------- --------          -------- --------         --------    -------
     Total interest-bearing
        deposits.............. 239,295   11,809    4.93%  228,159   11,282    4.94% 197,599      9,738    4.93%
  Short-term borrowings:
          Securities and loans
             sold under
             agreements to
             repurchase and
             federal funds
             purchased........   6,745     348    5.16%    7,262      413     5.69%   7,340        409    5.57%
           FHLB notes payable.  42,831   2,346    5.48%   15,468      881     5.70%   7,192        406    5.65%
     Long-term borrowings.....  25,741   2,246    8.73%   16,062    1,339     8.34%   7,027        555    7.90%
                               -------  -------           -------  -------           -------    -------
               Total
               interest-bearing
               liabilities.... 314,612  16,749    5.32%  266,951   13,915     5.21% 219,158     11,108    5.07%
Noninterest-bearing demand
   accounts...................  24,827                    20,357                     15,147
                               --------                  --------                   --------
      Total deposits and
      interest-bearing
      liabilities............. 339,439                   287,308                    234,305
Other noninterest-bearing
   liabilities................   6,518                     6,425                      4,939
                               --------                  --------                   --------
      Total liabilities....... 345,957                   293,733                    239,244
Stockholders' equity..........  24,377                    22,327                     21,377
                               --------                  --------                   --------
      Total liabilities and
         stockholders'
         equity.............. $370,334                 $316,060                    $260,621
                              ========                 ========                    ========
Net interest income...........         $13,718                   $12,628                       $9,854
                                       =======                   =======                       =======
Net interest spread...........                   3.51%                        3.85%                       3.63%
                                                ======                        ======                     ======
Net interest margin...........                   3.98%                        4.31%                       4.09%
                                                ======                        ======                     ======
  Ratio of average
     interest-earning assets
     to average interest-
     bearing liabilities......109.67%                   109.69%                     109.91%
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

(2) Yields do not include adjustments for tax-exempt interest because such interest is not material.

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



                         Analysis of Changes in Net Interest Income

                                           For the Years Ended December 31,
                                   ---------------------------------------------
                                    1998 Compared to 1997  1997 Compared to 1996
                                   ----------------------- ---------------------
                                   Change Due to           Change Due to
                                   ---------------        ---------------
                                   Volume   Rate   Total  Volume   Rate   Total
                                   ------- ------ ------ ------- ------- -------
                                                 (in thousands)
  Interest-Earning Assets
     Federal funds sold........... $ (17)  $  --  $ (17) $  157  $    4  $   161
     Investments..................  1,514   (369)  1,145  (109)    (91)    (200)
     Loans........................  2,934   (138)  2,796  4,931     689    5,620
                                   ------- ------ ------ ------- ------- -------
        Total increase (decrease)
            in interest income....  4,431   (507)  3,924  4,979     602    5,581
                                   ------- ------ ------ ------- ------- -------
  Interest-Bearing Liabilities
     NOW and money market accounts    392     156    548    301     275      576
     Savings......................    (4)     (5)    (9)      9       1       10
     Certificates of Deposit:
        Under $100,000............    205      16    221    136    (81)       55
        $100,000 and over.........  (280)      46  (234)    935    (32)      903
     Short-term borrowings:
        Securities and loans sold
           under agreements to
           repurchase and federal
           funds purchased........   (29)    (35)   (64)    (4)       9        5
        FHLB notes payable........  1,558    (93)  1,465    467       7      474
     Long-term borrowings.........    807     100    907    714      70      784
                                  ------- ------- ------ ------- ------- -------
        Total increase in interest
           expense................  2,649     185  2,834  2,558     249    2,807
                                  ------- ------- ------ ------- ------- -------
        Increase (decrease) in net
        interest income...........$1,782  $ (692) $1,090 $2,421  $  353  $ 2,774
                                  ======= ======= ====== ======= ======= =======

Year ended December 31, 1998 compared to year ended December 31, 1997. Net interest income increased $1.1 million, or 8.6 percent, to $13.7 million as compared to $12.6 million. Net interest spread and net interest margin declined to 3.51 and 3.98 percent, respectively. The following condensed information summarizes the major factors combining to create the changes to net interest income, spread, and margin. Lettered explanations following the summary describe causes of the changes in these major factors.

                                Net Interest Income Analysis

                                              For the Years
                                             Ended December         Change
                                                   31,
                                            ------------------  ----------------
                                              1998      1997
                                             -------  ---------
                                           (amounts in millions)
Total interest income increased.............$   30.5  $   26.5  $   4.0      15%
  Due to:
    Increase in average earning assets......$  345.0  $  292.8  $  52.2      18%
  Driven by:
    Increase in average loans (a)...........$  253.3  $  223.5  $  29.8      13%
    Increase in average taxable
       investments (b)......................$   87.8  $   64.9  $  22.9      35%
  The increases in average earning assets
    volume were offset by:
    Decreased yield on earning assets.......   8.83%     9.06%   -0.23%      -3%
  Driven by:
    Decreased yield on loans (c)............   9.79%     9.85%   -0.06%      -1%
    Decreased yield on taxable
       investments (d)......................   6.02%     6.42%   -0.40%      -6%
    Mix change in earning asset portfolio --
      Average loans as a percent of total
         interest- earning assets (e).......     73%       76%    -3.0%      -4%
Total interest expense increased............$   16.7   $  13.9  $   2.8      20%
  Due to:
    Increase in average interest-bearing
       liabilities..........................$  314.6   $ 267.0  $  47.6      18%
    Increased cost on interest-bearing
       liabilities..........................   5.32%     5.21%    0.11%       2%
  Driven by:
    Increase in average interest-bearing
       deposits (f).........................$  239.3   $ 228.2  $  11.1       5%
    Increase in average borrowings (g)......$   75.3   $  38.8  $  36.5      94%
    Mix change in interest-bearing liability
    portfolio --
      Average borrowings as a percent of
         total interest-bearing liabilities
         (h)................................     24%       15%       9%      60%
These increases with somewhat offset by:
    Decrease in cost of borrowings (i)......   6.56%     6.79%   -0.23%      -3%

--------------------

(a) Loan growth primarily attributable to increases in loans originated at BNC-Minnesota and BNC Financial.

(b) Increase in average taxable investments is primarily attributable to the purchase of $18.8 million of fixed rate mortgage-backed securities late in 1997 as part of an interest rate risk management strategy.

(c) 75 basis point decline in prime rate late in 1998. Decrease in loan pricing spread to prime rate due to competitive pressures in all markets.

(d) Primarily attributable to the significant decrease in the Treasury yield curve that occurred during the second half of 1998 and the reinvestment of cash flows from maturing mortgage-backed securities and other investments at current, lower rates.

(e) Average loans increased by 13 percent. However, average taxable investments increased by $22.9 million, or 35 percent. Late in 1997, the Company purchased $18.8 million of fixed rate mortgage-backed securities funded with an advance from the Federal Home Loan Bank ("FHLB") as part of an interest rate risk management strategy. Overall, the larger percentage increase of taxable investments was greater than the percentage increase in loans. Therefore, average loans as a percent of total interest-earning assets decreased.

(f) Deposit growth from both BNC-North Dakota and BNC-Minnesota, primarily money market deposit accounts.

(g) The Company relied more heavily on borrowings to fund growth, including increased FHLB borrowings. The borrowing rates charged by the FHLB were often cost effective compared to offering top of market rates for time certificates of deposit. Increase also reflects issuance of the Company's 8 5/8 percent subordinated notes (the "Subordinated Notes") in May 1997 (outstanding 7 months during 1997 versus 12 months during 1998). See Note 8 to the Consolidated Financial Statements included under Item 7 for a summary of all borrowings outstanding at December 31, 1998.

(h) Increased reliance on borrowings caused a higher percentage of the interest-bearing liabilities portfolio to be comprised of borrowings with generally higher costs than interest-bearing deposits. However, the borrowing rates charged by the FHLB were often cost effective compared to offering top of market rates for time certificates of deposits, although these borrowing rates are higher than costs of interest-bearing checking and money market accounts.

(i) Lower overall average cost on federal funds purchased and FHLB borrowings due to 75 basis point decline in federal funds rate late in 1998 along with a similar decrease in rates at the FHLB.

Although costs on interest-bearing liabilities increased, the Company's cost of total deposits, with noninterest-bearing deposits included, decreased 7 basis points to 4.47 percent due to an increase in the ratio of noninterest-bearing deposits to total deposits to 9.40 percent from 8.19 percent. See "--Financial Condition--Deposits."

As indicated above, the Company's net interest margin for the year ended December 31, 1998 was negatively impacted by a number of factors. These factors included, but were not limited to, competitive pricing pressures, the decrease in the Treasury yield curve during the second half of 1998 and the 75 basis point decrease in prime rate that occurred primarily during the fourth quarter of 1998. While the prime rate reductions are generally reflected immediately in the yield on adjustable rate loans tied to prime, the full extent of these reductions often cannot be offset immediately with comparable reductions on the liability side of the Company's balance sheet primarily because most certificates of deposit, the largest component of the Company's interest-bearing liability portfolio, are fixed rate accounts. These accounts must be repriced as they mature and / or as new volume is generated. Additionally, the ability to decrease rates offered on interest-bearing checking and money market accounts is limited as the rates paid on these liabilities may already be at low levels. Therefore, absent further FRB actions with respect to interest rates, management anticipates that net interest margins for the first half of 1999 will continue to reflect the negative impact of the recent prime rate decreases on the Company's yield on earning assets.

Management implemented a deposit restructuring strategy during 1998. Under this program, the Company has been successful in reducing its overall cost of deposits. This program, coupled with additional deposit-related initiatives, will continue into 1999. Although it is difficult to predict, with any degree of certainty, prospects for net interest income in future periods, management anticipates that continued successful implementation of its deposit-related strategies should result in further reductions in total cost of deposits over the course of 1999 and improved net interest margins in the second half of 1999. Factors beyond the control of management, however, including, but not limited to, continued intense competition for bank customers and the monetary policies of the FRB, will continue to impact, and could materially affect the Company's net interest margin and net interest income in coming months. See "Supervision and Regulation -Monetary Policy" included under Item I of Part I. See " -Financial Condition - Liquidity, Market and Credit Risk" for information relating to the impact of fluctuating interest rates on the Company net interest income. BNC will continue to focus on expansion of its product and service offerings in order to supplement earnings from core banking activities. See "--Noninterest Income."

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

                                Net Interest Income Analysis

                                             For the Years
                                           Ended December 31,         Change
                                           ------------------  -----------------
                                             1997      1996
                                           --------  --------
                                           (amounts in millions)
Total interest income increased............$   26.5  $   21.0  $    5.5      26%
  Due to:
    Increase in average earning assets.....$  292.8  $  240.9  $   51.9      22%
    Improved yield on earning assets.......   9.06%     8.70%     0.36%       4%
  Driven by:
    Increase in average loans (a)..........$  223.5  $  171.8  $   51.7      30%
    Improved yield on loans (b)............   9.85%     9.54%     0.31%       3%
    Mix change in earning asset portfolio--
      Average loans as a percent of total
         interest-earning assets (c).......     76%       71%        5%       7%
Total interest expense increased...........$   13.9  $   11.1  $    2.8      25%
  Due to:
    Increase in average interest-bearing
       liabilities.........................$  267.0  $  219.2  $   47.8     22%
    Increased cost of interest-bearing
       liabilities.........................   5.21%     5.07%     0.14%       3%
  Driven by:
    Increase in average interest-bearing
       deposits (d)........................$  228.2  $  197.6  $   30.6      15%
    Increase in cost of interest-bearing
       deposits (e)........................   4.94%     4.93%      0.02%      0%
    Increase in average borrowings (f).....$   38.8  $   21.6   $   17.2     80%
    Increase in cost of borrowings (g).....   6.79%     6.35%      0.44%      7%
    Mix change in interest-bearing liability
      portfolio --
      Average borrowings as a percent of
         total interest-bearing liabilities
         (h)...............................     15%       10%        5%      50%
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

(f) The Company relied more heavily on borrowings to fund growth, including increased FHLB borrowings. Increase also reflects issuance of the Subordinated Notes in May 1997. See Note 9 to the Consolidated Financial Statements included under Item 7.

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

Although costs on interest-bearing liabilities increased, the Company's cost of total deposits, with noninterest-bearing deposits included, decreased 4 basis points to 4.54 percent due to an increase in the ratio of noninterest-bearing deposits to total deposits.
See "--Financial Condition--Deposits."

Provision for Credit Losses. Management determines a provision for credit losses which it considers sufficient to maintain an adequate allowance for credit losses. In evaluating the adequacy of the allowance for credit losses, consideration is given to historical charge-off experience, growth of the loan portfolio, changes in the composition of the loan portfolio, general economic conditions, information regarding specific borrower status including financial condition and related loan collateral values and other factors and estimates which are subject to change over periods of time. Estimating the risk and potential amount of loss on loans is subjective. Ultimate losses may vary from current estimated losses. Management reviews its estimates periodically and, as adjustments become necessary, such adjustments are reported in income through the provision for credit losses in the appropriate period.

The provision for credit losses for the year ended December 31, 1998 was $1.3 million as compared to $2.6 million in 1997 and $739,000 in 1996. Special loan loss provisions of $631,000 and $1.9 million were booked by the Company during 1998 and 1997, respectively. See "-Overview" for a discussion of the facts surrounding the special provisions and their impact on the Company's results of operations for the years ended December 31, 1998 and 1997. Management believes the allowance for credit losses is adequate to cover anticipated losses in the loan portfolio at December 31, 1998. See "--Financial Condition--Loan Portfolio--Allowance for Credit Losses."

Noninterest Income. The following table presents, for the periods indicated, the major categories of the Company's noninterest income as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations following the table:


                                     Noninterest Income

                                                            Increase (Decrease)
                                                    -------------------------------------
                         For the Years Ended          1998 - 1997          1997 -1996
                             December 31,
                      ---------------------------   ----------------    -----------------
                        1998      1997      1996       $        %           $        %
                      --------  --------  -------   ------   -------    --------  -------
                            (in thousands)
Insurance Commissions $ 1,769   $  1,694  $ 1,606   $   75       4%     $     88       5%
Loan fees ...........   1,551      1,040    1,296      511      49% (a)     (256)    (20)%(a)
Service charges......     566        471      418       95      20%           53      13%
Rental income........      43         56       34      (13)    (23)%          22      65%
Net gain (loss) on
sales of securities
   (b)...............     130          8       19      122    1,525%         (11)    (58)%
Other noninterest
   income............     991        855      357      136      16% (c)      498      139%(d)
                      --------  --------  -------   ------              --------
Total noninterest
   income............ $ 5,050   $  4,124  $ 3,730      926       22%    $    394       11%
                      ========  ========  =======   ======              ========

--------------------

     (a) The increase in loan fees for 1998 is largely attributable to loans generated and sold during 1998 by BNC-Minnesota and BNC Financial. The decrease for 1997 is largely attributable to a significant loan fee collected by BNC-North Dakota upon origination of a large commercial loan during 1996. Management cannot predict with any degree of certainty the amount of loans which will be originated and related loan fees which will be recognized in future periods.

     (b) For the year ended December 31, 1998, proceeds from sales of securities available for sale were $58.9 million with resultant gross gains and losses of $164,000 and $34,000, respectively. In 1997, the proceeds from sales of securities available for sale were $27.2 million with resultant gross gains and losses of $40,000 and $32,000, respectively. In 1996, the proceeds from sales of securities available for sale were $48.7 million with resultant gross gains and losses of $32,000 and $13,000, respectively.

     (c) The increase in other noninterest income in 1998 was attributable to a combination of factors. The most significant were as follows:

     (i)  BNC-North Dakota's Financial Services division recorded  approximately
          $200,000  in  increased  revenue  from  trust,   brokerage  and  other
          professional services.

     (ii) $73,000 was attributable to increased income from automated teller machines ("ATMs").

     (iii) Other immaterial decreases in several line items in this category.

     (d) A number of factors combined to cause this increase in 1997. The most significant were as follows:

     (i) Approximately $242,000 was attributable to the activities of BNC--North Dakota's Financial Services division which recorded $370,000 from commission income on the sale of nondeposit investments, trust fee income, tax preparation and other activities in 1997 as compared to $128,000 in commission income on the sale of nondeposit investments in 1996.

    (ii) $79,000 was attributable to increased income from ATMs. The Company was operating more ATMs during 1997 than in previous years.

    (iii) $72,000 represents a portion of the payments received from the Company's fidelity bond carrier. See Note 16 to the Consolidated Financial Statements included under Item 7.

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

Noninterest Expense. The following table presents, for the periods indicated, the major categories of the Company's noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations below the table:

                                    Noninterest Expense
                                                               Increase (Decrease)
                                                      --------------------------------------
                             For the Years Ended         1998 - 1997           1997 - 1996
                                 December 31,
                          --------------------------- -------------------    ----------------
                           1998      1997      1996      $        %           $        %
                          --------  -------   ------- -------- --------     -------  -------
                                (in thousands)
Salaries and employee
   benefits............   $  7,770  $ 6,473   $ 5,448 $  1,297      20% (a) $ 1,025        19%(a)
Depreciation and
   amortization........      1,525    1,327     1,106      198      15% (b)     221        20%(b)
Occupancy..............      1,046      997       785       49       5%         212        27%(c)
Office supplies,
   telephone and
   postage.............        769      661       582      108      16% (d)      79        14%(d)
Professional services..        785      564       401      221      39% (e)     163        41%(f)
Marketing and promotion        455      365       362       90      25%           3         1%
FDIC and other
   assessments.........        184      171       239       13       8%         (68)     (28)%
Other..................      1,384    1,105     1,583      279      25% (g)    (478)     (30)%(g)
                          --------  -------   ------- --------               -------
Total noninterest expense $ 13,918  $11,663   $10,506 $  2,255      19%      $ 1,157      11%
                          ========  =======   ======= ========               =======
Efficiency ratio (h)...     74.16%   69.62%    77.34%    4.54%                (7.72%)

--------------------

(a) Increases in salaries and employee benefits expense over the three year period are attributable primarily to growth in the number of employees. The Company's average full-time equivalent employees was 173 for 1998 as compared to 149 and 130 for 1997 and 1996, respectively. Additional increases in this category are expected for 1999 due to the staffing of the Company's recently opened Fargo branch as well as additional staffing in BNC-North Dakota's insurance and brokerage divisions. As of March 15, 1999, the Company had 193 full-time equivalent employees.

(b) Depreciation and amortization expenses were as follows for the years ended December 31:

                                                   1998     1997      1996
                                                  -------  --------  --------
                                                        (in thousands)
       Depreciation and amortization on
       premises, leasehold improvements
          and equipment .....................     $  901   $   718   $    542
       Amortization on deferred charges and
       intangible assets.....................        624       609        564
                                                  -------  --------  --------
             Total...........................     $1,525   $ 1,327   $  1,106
                                                  =======  ========  ========

    Increases over the three year period for both depreciation and amortization are attributable to growth and acquisitions. Total premises, leasehold improvements and equipment being depreciated/amortized were $12.4, $11.4 and $8.9 million as of December 31, 1998, 1997 and 1996, respectively. Total deferred charges and intangible assets being amortized were $6.4, $6.3, and $6.2 million, respectively, as of the same dates. See Note 2 to the Consolidated Financial Statements included under Item 7 for a summary of mergers and acquisitions consummated during the three year period ended December 31, 1998.

(c) The increase in occupancy expense for 1997 was also growth-related. During 1997, the Company operated 12 facilities for the full year (and one additional for a portion of the year) as compared to ten for the full year (and two additional for a portion of the year) in 1996. As of March 1999, the Company is operating 17 facilities.

(d) Increases in office supplies, telephone and postage are growth-related and can be expected to increase in future periods due to the recent opening of the Fargo branch and expansion in Company divisions providing nontraditional financial services.

(e) The increase in expenses for professional services for 1998 were primarily attributable to increases in payments to outside professionals and consultants and were related to several different Company initiatives including mergers and acquisitions and recruiting. Late in 1998, the Company also engaged an investor relations consulting firm. The Company also experienced small increases in other professional expenses such as legal and software support.

(f) The increase in expenses related to professional services for 1997 was mainly attributable to increased legal fees and repossession and collection expenses incurred by BNC--North Dakota. Approximately $139,000 in legal fees and repossession and collection expenses incurred during 1997 were directly related to proceedings against a former loan officer and resolution of related loans. (Legal and other expenses associated with the former officer totaled approximately $124,000 in 1998). See "-Overview" and Note 16 to the Consolidated Financial Statements included under Item 7 for a discussion of the impact of these expenses on the Company and the current status of legal proceedings involving the former officer. During 1997, the Company also incurred smaller additional increases in other items in this category including software support fees and other consulting fees.

(g) This category of expenses includes directors fees, blanket bond and other insurance expense, education and development expense, correspondent charges, travel, dues, conventions and other miscellaneous expenses. The increase in 1998 was primarily growth-related and involved many of the categories in this classification, however, none of the increases in any individual item was of a material nature. The decrease for 1997 is the result of the write-off, in 1996, of certain covenants not to compete deemed to be impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which the Company adopted during 1996 offset by growth-related immaterial increases in a number of other expense categories in this classification.

(h) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

Financial Condition

Investment Securities. BNC's investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash-flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements and manage asset diversification. In managing the portfolio and the composition of the entire balance sheet, the Company seeks a balance among earnings, credit and liquidity considerations, with a goal of maximizing the longer-term overall profitability of the Company.

Investments are centrally managed in order to maximize compliance (federal laws and regulations place certain restrictions on the amounts and types of investments BNC may hold) and effectiveness of overall investing activities. The primary goal of BNC's investment policy is to contribute to the overall profitability of the Company. The objective of the investment officer is to purchase and own securities and combinations of securities with good risk/reward characteristics. "Good" risk/reward securities are those identified through thorough analysis of the cash flows and potential cash flows as well as a market value and potential market value of the security in question given various interest rate scenarios. Investment strategies are developed in light of constant view of the company's overall asset/liability position. As is relates to investment strategies, the focus of the Asset/Liability management committee is to determine the impact of interest-rate changes on both future income and market value of securities in the portfolio. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management."

The following table presents the composition of the investment portfolio by major category as of the dates indicated:


                              Investment Portfolio Composition

                                                         December 31,
                             ---------------------------------------------------------------------
                                     1998                    1997                   1996
                             ---------------------   ---------------------  ----------------------
                                         Estimated              Estimated               Estimated
                             Amortized     fair      Amortized   fair        Amortized    fair
                               cost       market       cost      market        cost       market
                                          value                  value                    value
                             ---------  ----------  ---------   ---------   ---------  -----------
                                                        (in thousands)
Available for Sale:
U.S. Treasury securities..   $  5,098   $   5,109   $  12,489   $  12,532   $  13,814   $   13,856
U.S. government agency
   mortgage-backed
   securities..............    51,194      51,444      32,136      32,236       9,555        9,559
U.S. government agencies
   securities..............    13,096      12,998      20,039      20,006       3,633        3,642
Collateralized mortgage
   obligations.............    19,602      19,607      21,291      21,325      23,898       23,855
State and municipal bonds..     3,355       3,420       1,166       1,289         759          800
Equity securities..........     4,024       4,023       7,236       7,236       7,773        7,779
                             ---------  ----------  ---------    ---------   ---------  -----------
Total investments..........  $ 96,369   $  96,601   $  94,357    $ 94,624    $ 59,432    $  59,491
                             =========  ==========  =========    =========   =========  ===========


The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in the Company's investment portfolio at December 31, 1998:

                         Investment Portfolio -- Maturity and Yields

                                                       Maturing
                                             After 1 but       After 5 but
                           Within 1           within 5          within 10        After 10
                             year               years             years            years             Total
                      ------------------ ----------------- ----------------- ---------------- -----------------
                       Amount  Yield (1)  Amount  Yield(1)  Amount  Yield(1)  Amount Yield(1)   Amount  Yield(1)
                      ------- ---------- ------- --------- ------- --------- ------- --------  ------- ---------
  Available for Sale:(2)                     (dollars in thousands)
  U.S. Treasury
     securities.......$5,098       5.88%     --        --       --        --      --       --   $5,098     5.88%
  U.S. government
     agency mortgage-
     backed
     securities (3)...    --         --  $7,854     5.97%  $10,445      6.03% $32,895    6.14%  51,194     6.09%
  U.S. government
    agencies
    securities........11,965      4.74%     250     5.74%      881      4.40%      --      --   13,096     4.74%
  Collateralized
    mortgage
    obligations (3)...   146      5.96%   2,061     5.67%    3,850      6.04%  13,545    5.67%  19,602     5.75%
  State and municipal
    bonds.............    20      7.20%     220     6.86%       --        --    3,115    4.86%   3,355     5.01%
                     ------- ---------- ------- ---------   ------- --------- ------- --------  ------- ---------
    Total book value
      of investment
      securities.....$17,229      5.09% $10,385     5.92%   $15,176     5.94% $49,555    5.93  $92,345     5.78%
                     ======= ========== ======= =========   ======= ========= ======= ========  ------  --------
  Unrealized holding
     gain on
     securities
     available for sale..                                                                          232
  Equity securities...                                                                         $ 4,024     6.52%
                                                                                                ------  --------
  Total investment in
    securities
    available for sale                                                                         $96,601     5.80%(4)
                                                                                                ======  =========

--------------------

(1)Yields do not include adjustments for tax-exempt interest because such interest is not material; yields also do not reflect changes in fair value that are reflected as a separate component of stockholders' equity (except as noted in (4) below).

(2) Based on amortized cost/book value.

(3)Maturities  of  mortgage-backed   securities  and   collateralized   mortgage
   obligations are based on contractual maturities.

(4)Yield reflects changes in fair value that are reflected as a separate component of stockholders' equity.

As of December 31, 1998, BNC had $96.6 million of securities in the investment portfolio as compared to $94.6 and $59.5 million at December 31, 1997 and 1996, respectively. During 1998, the Company increased its holdings in agency mortgage-backed securities and municipal bonds by $19.1 and $2.2 million, respectively. During the year, the Company also reduced the investment portfolio's allocation to U.S. Treasury securities and government agency securities by $7.4 and $6.9 million, respectively. The shift between sectors was the result of the significant decrease in the Treasury yield curve that occurred during the second half of 1998. As yield spreads on mortgage-backed securities and municipal bonds widened relative to the Treasury-curve, cash flows from maturing Treasury and agency securities were reinvested in these two sectors to maintain the yield on maturing cash flow. The portfolio increased in 1997 from 1996 as the Company increased its holdings of U.S. government agency securities by $16.4 million. In addition, late in 1997, as part of its interest rate risk management strategy, the Company also purchased $18.8 million of long-term Government National Mortgage Association securities. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management." Investments accounted for 24, 26 and 21 percent of total assets as of December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, BNC held no securities of any single issuer, other than the U.S. Treasury and U.S. government agencies securities, that exceeded ten percent of stockholders' equity. A significant portion of the Company's investment securities portfolio (approximately 87 percent at December 31, 1998) is pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Loan Portfolio. The Company's primary source of income is interest earned on loans. The Company's loan portfolio has grown significantly during the past three years as a result of BNC's strategy of increasing the amount of high quality loans outstanding to increase net interest income. Net loans increased $35.7 million, or 15 percent, to $267.8 million at December 31, 1998 as compared to $232.1 million at December 31, 1997. In 1997, net loans increased $30.7 million, or 15 percent, as compared to December 31, 1996. The following table presents the composition of the Company's loan portfolio as of the dates indicated:

                                 Loan Portfolio Composition
                                                    December 31,
                     ----------------------------------------------------------------------------
                         1998           1997           1996           1995             1994
                     -------------- -------------- ------------- ---------------- ---------------
                     Amount    %    Amount    %     Amount   %     Amount     %     Amount    %
                     ------- ------ ------  ------- ------ ------ -------- ------- ------- -------
                                               (dollars in thousands)
Commercial and
   industrial (1)...$131,165  49.0  $111,429   47.0 $ 94,701 47.0 $ 41,639    34.8 $ 39,218   35.9
Real estate mortgage  77,254  28.8    56,875   24.5   47,451 23.6   36,606    30.6   32,805   30.0
Real estate
construction........  20,831   7.8    18,215    7.8    8,806  4.4    5,884     4.9    3,992    3.6
Agricultural........  19,777   7.4    21,064    9.1   20,673 10.3   18,046    15.1   22,144   20.2
Consumer............  14,761   5.5    18,726    8.0   18,734  9.3    9,960     8.3    9,331    8.5
Lease financing.....   7,422   2.8     9,211    4.0   12,970  6.4    8,660     7.2    3,076    2.8
                     ------- ------ -------- ------- ------- ------ ------- ------  ------- -------
Total face amount
   of loans......... 271,210 101.3   235,520  101.4  203,335 101.0 120,795   100.9  110,566  101.0
Unearned income.....   (334) (0.1)     (320)  (0.1)    (338) (0.2)   (112)   (0.1)     (95)  (0.1)
                     ------- ------ -------- ------- ------- ----- -------- ------  ------- -------
Loans............... 270,876 101.2   235,200  101.3  202,997 100.8 120,683   100.8  110,471  100.9
Less allowance for
   credit losses.... (3,093) (1.2)   (3,069)  (1.3)  (1,594) (0.8) (1,048)   (0.8)  (1,021)  (0.9)
                     ------- ------ -------- ------- ------- ----- -------- ------- ------- -------
Net loans...........$267,783 100.0  $232,131  100.0 $201,403 100.0 $119,635  100.0 $109,450  100.0
                     ======= ====== ======== ======= ======= ===== ======== ======= ======= =======

--------------------

(1)The  commercial  and  industrial  loan  category   includes  BNC  Financial's
   asset-based loans totaling $23.3, $15.1 and $5.6 million at December 31, 1998, 1997 and 1996, respectively.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in the Company's loan portfolio. Material changes are discussed in lettered explanations below the table:

                        Change in Loan Portfolio Composition
                                                Increase (Decrease)
                                ------------------------------------------------
                                    1998 - 1997                1997 - 1996
                                ---------------------     ----------------------
                                    $           %             $           %
                                -----------  --------     ----------   ---------
                                            (dollars in thousands)
  Commercial and industrial..   $    19,736      18% (a)  $   16,728     18% (a)
  Real estate--mortgage......        20,379      36% (b)       9,424     20% (b)
  Real estate--construction..         2,616      14%           9,409    107% (c)
  Agricultural...............        (1,287)     (6)%            391      2%
  Consumer...................        (3,965)    (21)%             (8)     0%
  Lease financing............        (1,789)    (19)%         (3,759)   (29)%
                                 -----------               ----------
  Total face amount of loans.        35,690      15%          32,185      16%
  Unearned income............           (14)     (4)%             18       5%
                                 -----------               ----------
  Loans......................        35,676      15%          32,203      16%
 Allowance for credit losses            (24)      1%          (1,475)    (93)%
                                 -----------               ----------
  Net Loans..................   $    35,652      15%      $   30,728      15%
                                ===========                ==========

--------------------

(a) Commercial and industrial - Increases are primarily attributable to commercial loan volume generated out of the Minnesota market area during 1998 and 1997.

(b) Real estate--mortgage - Increases are primarily attributable to loan volume generated out of the Minnesota market during 1998 and the North Dakota market during 1997.

(c)  Real   estate--construction   -  Increase  is  attributable   primarily  to
construction loan volume generated out of the Minnesota market area during 1997.

While prospects for continued loan growth appear favorable, particularly in the Minnesota market, management cannot predict with any degree of certainty the Company's future loan growth potential.

Credit Policy and Approval Procedures. BNC follows a uniform credit policy that sets forth underwriting and loan administration criteria. The loan policy, including lending guidelines for the various types of credit offered by the Company, is established by the Board of Directors (the "Board") based upon the recommendations of senior lending management, the Chief Credit Officer and such credit committees as are established at either the bank or corporate level. The loan policy is reviewed and reaffirmed by the Board at least annually. Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral.

The Company delegates lending decision authority among various lending officers and the credit committees based on the size of the customer's credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Board on a monthly basis for summary review. Any exceptions to loan policies and guidelines are subject to special approval by bank executive lenders or the credit committees.

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

                              Loan Participations Sold

                                              December 31,
                         -------------------------------------------------------
                           1998        1997       1996        1995       1994
                         ----------  ---------  ---------   ---------  ---------
                                                (in thousands)
   BNC--North Dakota......$ 32,300   $  55,500  $  54,100   $ 35,000   $  23,400
   BNC--Minnesota.........  24,400      10,300      3,200         --         --
                         ----------  ---------  ---------   ---------  ---------
     Total............... $ 56,700   $  65,800  $  57,300   $ 35,000   $  23,400
                         ==========  =========  =========   =========  =========

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

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 1998, total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 1998, the Company identified one concentration of loans exceeding ten percent of total loans and loan commitments outstanding. This concentration was in the construction industry and represented 10.6 percent of total loans and loan commitments outstanding. Loans and commitments in this category were extended to 95 customers who are located in Minnesota, Iowa and North and South Dakota and who can be generally categorized as indicated below:

                                                                Percent of
                                                                  total
                                                 Number of     outstanding
                                                 Customers      loans and
                                                                   loan
                                                               commitments
                                                -------------  -------------
          General building contractors.......             29           3.7%
          Heavy construction, excluding
             building........................             28           4.8%
          Special trade contractors..........             38           2.1%
                                                -------------  -------------
               Total.........................             95          10.6%
                                                =============  =============

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

Agricultural Loans. Recent developments relating to the agricultural industry have caused concern with respect to how such developments might impact financial institutions with concentrations of credit in the agricultural industry. BNC's agricultural loan portfolio totals approximately $19.8 million, or 7 percent of total loans. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. The majority of the Company's agricultural loans are extended to borrowers located in North Dakota. Within the state, agricultural loans are diversified over 20 counties with concentrations (10 percent or more of the total agricultural loan portfolio) in Emmons,

Burleigh, Hettinger, and Sargent counties. The Company has been monitoring its agricultural loans closely. As of December 31, 1998, nonperforming agricultural loans totaled $336,000.

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of BNC's portfolio as of December 31, 1998. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                                  Maturities of Loans (1)
                                       Over 1 Year
                                     Through 5 years       Over 5 Years
                                    -------------------  -----------------
                         One year    Fixed    Floating    Fixed   Floating
                         or less      Rate       Rate      Rate     Rate      Total
                         ---------  --------  ---------  -------- --------  ---------
                                              (in thousands)
 Commercial and
    industrial.......... $  59,885  $ 14,406  $ 49,737   $  2,382 $  4,755  $ 131,165
 Real estate mortgage...     8,603     9,437    17,997     21,376   19,841     77,254
 Real estate
    construction........    12,691        --     8,140         --       --     20,831
 Agricultural...........    10,736     2,069     2,775        707    3,490     19,777
 Consumer...............     7,494     5,686       872        624       85     14,761
 Lease financing........     2,481     4,788        --        153       --      7,422
                         ---------  --------  ---------  -------- --------  ---------
 Total face amount of
    loans............... $101,890   $ 36,386  $  79,521  $ 25,242 $ 28,171  $ 271,210
                         =========  ========  =========  ======== ========  =========

--------------------

(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See "--Liquidity, Market and Credit Risk--Interest Rate Risk Management" for further discussion regarding repricing of loans and other assets.

Interest Rate Floors. From time to time the Company may use off-balance-sheet instruments, principally interest rate floors, to adjust the interest rate sensitivity of on-balance-sheet items, including loans. During 1998, the Company purchased an interest rate floor to adjust the interest rate sensitivity of $25.0 million of variable rate commercial loans indexed to the prime rate. The terms of the contract were as follows:

               Trade Date...........    September 24, 1998
               Notional Amount......    $25.0 million
               Referenced Interest
                  Rate..............    Prime Rate
               Strike Rate..........    8.50%
               Maturity Date........    September 29, 2003
               Determination Dates..    December, March, June and
                                        September 28th

See -"Liquidity, Market and Credit Risk" and Note 1 to the Consolidated Financial Statements included under Item 7 for further discussion relating to the interest rate floor and applicable accounting policies.

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

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for loan losses and certain related ratios:

                                    Nonperforming Assets

                                                       December 31,
                                      -----------------------------------------------
                                       1998      1997      1996      1995     1994
                                      --------  -------   -------   -------  --------
                                                 (dollars in thousands)
 Nonperforming loans:
    Loans 90 days or more delinquent
 and still accruing interest.........$    307   $ 1,016   $  129    $  290   $     39
    Nonaccrual loans (1) (2).........   2,042       376       22        71        248
    Restructured loans (1) (2).......      44       104      136       119        257
                                      --------  -------   -------   -------  --------
       Total nonperforming loans.....   2,393     1,496      287       480       544
    Real estate acquired by (or in
       lieu of)foreclosure...........   2,112        --      159        --       100
                                      --------  -------   -------   -------  --------
         Total nonperforming assets.. $ 4,505   $ 1,496   $  446    $  480   $   644
                                      ========  =======   =======   =======  ========
 Allowance for credit losses......... $ 3,093   $ 3,069   $1,594    $1,048   $ 1,021
                                      ========  =======   =======   =======  ========
 Ratio of total nonperforming loans
    to total loans....................    88%      .64%     .14%      .40%      .49%
 Ratio of total nonperforming assets
    to total assets...................  1.14%     .41%      .15%      .20%      .44%

--------------------

(1)If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, additional interest income would have been recognized into earnings in the amount of $49,000, $30,000 and $12,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(2)The interest income on nonaccrual and restructured loans actually included in the Company's net income was $175,000, $26,000 and $6,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The increase in nonperforming loans at December 31, 1997 is primarily attributable to the lending activities of a former officer. See "-Overview," "-Allowance for Credit Losses," and Note 16 to the Consolidated Financial Statements included under Item 7 for further discussion relating to the former officer. The December 31, 1998 nonperforming loans included a number of loans which have since been either charged off or resolved. Net charge-offs for 1999 through February 28, 1999 were $372,000. As of February 28, 1999 the Company's nonperforming loans totaled $1.2 million, or .46 percent of total loans. Total nonperforming assets as of the same date totaled $3.4 million, or .83 percent of total assets.

Loans 90 days or more delinquent and still accruing interest include loans over 90 days past due which management believes, based on its specific analysis of the loans, do not present doubt about the collection of interest and principal in accordance with the loan contract. Loans in this category must be well-secured and in the process of collection. These loans are monitored closely by BNC lending and management personnel.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of its original principal will occur.

Other real estate owned represents properties acquired through, or in lieu of, loan foreclosure. Such properties are included in other assets in the balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized / incurred.

Potential Problem Loans. In accordance with accounting standards, the Company identifies loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. BNC generally considers all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Impaired loans at December 31, 1998, not including the past due, nonaccrual and restructured loans reported above, totaled $6.9 million. A significant portion of these loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that the Company's position as creditor is protected to the fullest extent possible.

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

After having identified customers, the risk assessment phase of the Program began. This phase involves active assessment of customer Year 2000 preparedness and includes various initiatives aimed at tracking customer progress through the following five stages of Year 2000 compliance: awareness, assessment, planning, implementation/renovation and testing/rework/certification. A detailed scorecard of customer status is used to track the progress of all material customers. Customers are being contacted on a regular basis so that the Company may ascertain their progress with respect to each stage. This phase of the Program will continue as customer progress is tracked through the testing/rework/certification stage.

The Program's risk control phase, also currently in process, includes additional initiatives aimed at minimizing risks related to material customer Year 2000 preparedness. Elements of this phase include, but are not limited to, credit underwriting guidelines which incorporate Year 2000 considerations, the incorporation of customer Year 2000 representations and other Year 2000-related language and covenants into loan agreements, the adjustment of credit risk grades and, if appropriate, the increase of the Company's reserve for credit losses to reflect customer non-compliance with Year 2000-related recommendations and the risks associated therewith. The Company is using the customer Year 2000 status scorecard to calculate a composite risk rating for each material customer. This risk rating is then used to establish whether additional amounts should be set aside in the Company's allowance for credit losses.

The Company has thus far been managing the Program with current staff. Therefore, no additional salary and benefit expenses have been incurred in the process of implementing and administering the Program. Other expenses incurred to date, such as postage and materials, have not been, and are not expected to be, significant.

Assessment of customer status with respect to Year 2000 issues, while critical to the banking industry, is by nature subjective and imprecise. While the Company will use due diligence in assessing customer status and taking appropriate actions based on the results of such assessments, there can be no assurance that each of its customers will be adequately prepared and, as a result, the potential of an adverse impact on the Company cannot be eliminated. See also "Year 2000 Issue" for further information on the Company's Year 2000 program, state of readiness and contingency plans.

Allowance for Credit Losses. An allowance for credit losses has been established to provide for those loans which may not be repaid in their entirety. It represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. Loan losses are primarily created from the loan portfolio, but may also be generated from other sources, such as commitments to extend credit, guarantees and standby letters of credit. The allowance for credit losses is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. See "Results of
Operations--Provision for Credit Losses." Although a loan is charged-off by management when deemed uncollectible, collection efforts continue and future recoveries may occur.

The allowance is maintained at a level considered adequate to provide for anticipated credit losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values and other factors and estimates which are subject to change over time. Customer readiness for the Year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for credit losses. Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for credit losses in the periods in which they become known. The adequacy of the allowance for credit losses is monitored by management and reported to the Company's Board. Although management believes that the allowance for credit losses is adequate to absorb any losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual credit losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require BNC to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:


                          Analysis of Allowance for Credit Losses
                                             For the Years ended December 31,
                                       ----------------------------------------------
                                        1998     1997      1996      1995      1994
                                       -------  --------  --------  --------  -------
                                                  (dollars in thousands)
Balance of allowance for credit
   losses at beginning of period ..... $ 3,069  $  1,594  $  1,048  $  1,021  $   713
                                       -------  --------  --------  --------  -------
Charge-offs:
   Commercial and industrial..........  1,316      1,319       104       114       22
   Real estate mortgage...............     66         24        --        --       --
   Real estate construction...........     --         --        --        --       --
   Agricultural.......................     --         --        22       130       --
   Consumer...........................     73        107         6         4        1
   Lease financing....................     --        471       218        --       --
                                       -------  --------  --------  --------  -------
      Total charge-offs...............  1,455      1,921       350       248       23
                                       -------  --------  --------  --------  -------
Recoveries:
   Commercial and industrial..........    151        744         5       116      147
   Real estate mortgage...............     26          9         6         3       --
   Real estate construction...........     --         --        --        --       --
   Agricultural.......................     --         --       146        84       --
   Consumer...........................     12         24        --         4        5
   Lease financing....................     --         --        --        --       --
                                       -------  --------  --------  --------  -------
      Total recoveries................    189        777       157       207      152
                                       -------  --------  --------  --------  -------
Net (charge-offs) recoveries.......... (1,266)    (1,144)     (193)      (41)     129
Provision for credit losses charged
   to operations......................  1,290      2,619       739       168      179
Allowance attributable to FMB.........     --        --        --       (100)(a)   --
                                       -------  --------  --------  --------  -------
Balance of allowance for credit
   losses at end of period............ $3,093   $  3,069  $  1,594  $  1,048  $ 1,021
                                       =======  ========  ========  ========  =======
Ratio of net (charge-offs) recoveries
   to average loans...................  (.50%)    (.51%)    (.11%)    (.03%)     .13%
                                       =======  ========  ========  ========  =======
Average gross loans outstanding
   during the period..................$253,282  $223,486  $171,780  $117,773  $98,749
                                       =======  ========  ========  ========  =======
Ratio of allowance for credit losses
   to total loans.....................   1.14%     1.30%      .78%      .87%     .92%
                                       =======  ========  ========  ========  =======
Ratio of allowance for credit losses
   to nonperforming loans............. 129.00%  205.00%   555.00%   218.00%   188.00%
                                       =======  ========  ========  ========  =======

--------------------

(a)In connection with the sale of Farmers & Merchants Bank of Beach ("FMB") in October 1995, $100,000 of the Company's allowance for credit losses, together with approximately $9.2 million of loans originated by FMB, was transferred to Community First Bankshares, Inc.

The increases in the Company's provision for credit losses, charge-offs and recoveries for the years ended December 31, 1998 and 1997 are primarily attributable to the activities of a former loan officer. Included in the data above relating exclusively to the former officer are special provisions of $454,000 and $1.9 million, charge-offs of approximately $639,000 and $1.8 million and recoveries of approximately $153,000 and $690,000 for the years ended December 31, 1998 and 1997, respectively. The recoveries primarily represent payments from the Company's fidelity bond carrier. See "-Overview" and
Note 16 to the Consolidated Financial Statements included under Item 7 for further discussion of the impact of the former officer's activities on the Company's financial performance and the current status of legal proceedings related to the officer.

Management regards the allowance for credit losses as a general reserve which is available to absorb losses from all loans. However, for purposes of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents, for the periods indicated, an allocation of the allowance for credit losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for credit losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

CAPTION>


                        Allocation of the Allowance for Loan Losses


                                                  December 31,
                  ---------------------------------------------------------------------------------------------
                          1998              1997               1996              1995               1994
                  ------------------ ------------------ ----------------- ------------------ ------------------
                          Loans in           Loans in           Loans in          Loans in           Loans in
                          category           category           category          category           category
                            as a               as a               as a              as a               as a
                         percentage         percentage         percentage        percentage         percentage
                  Amount  of total   Amount  of total   Amount  of total  Amount  of total   Amount  of total
                    of     gross       of     gross       of     gross      of     gross       of      gross
                allowance  loans   allowance  loans   allowance  loans  allowance  loans   allowance   loans
                --------- -------- --------- -------- --------- ------- --------- -------- --------- ---------
                                             (dollars in thousands)
  Commercial and
  industrial....$  1,388       49% $   1,078      47% $     721      47% $    355    31%   $     265       35%
  Real estate
  mortgage.......    673       29%       444      24%       306      24%      213    30%         267       30%
  Real estate
  construction...    129        8%       311       8%        57       4%       41     5%          24        4%
  Agricultural...    252        7%       139       9%       176      10%      318    15%         395       20%
  Consumer.......    217        5%       174       8%        97       9%       58     8%          52        8%
  Leasing........    133        2%       136       4%        63       6%       41     4%          --       --
  Unallocated....    301        0%       787       0%       174       0%       22     7%          18        3%
                --------- -------- --------- -------- ---------  ------- -------- -------- --------- ---------
  Total.........$  3,093      100%  $ 3, 069     100% $   1,594    100%  $  1,048   100%   $   1,021      100%
                ========= ======== ========= ======== =========  ======= ======== ======== ========= =========



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

The following table sets forth, for the periods indicated, the distribution of BNC's average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations--Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                             Average Deposits and Deposit Costs

                                           For the Years Ended December 31,
                        --------------------------------------------------------------------------
                                 1998                      1997                      1996
                        ------------------------ ------------------------  -----------------------
                                Percent  Wgtd.           Percent   Wgtd.            Percent   Wgtd.
                        Average   of      avg.   Average   of      avg.    Average    of      avg.
                        balance deposits  rate   balance deposits  rate    balance  deposits  rate
                        ------- -------  ------- ------- -------- ------  --------  -------- ------
                                               (dollars in thousands)
 Interest-bearing
 demand deposits.......$ 63,115  23.90%    3.37% $ 50,582  20.36%  3.12%  $ 38,920    18.29%  2.58%
 Savings deposits......   8,717   3.30%    2.26%    8,904   3.58%  2.31%     8,498     3.99%  2.31%
 Time deposits ("CDs"):
 CDs under $100,000.... 130,759  49.50%    5.61%  127,092  51.14%  5.59%   124,682    58.61%  5.66%
 CDs $100,000 and over.  36,704  13.90%    5.86%   41,581  16.73%  5.74%    25,499    11.99%  5.82%
                        ------- -------          -------- -------         --------   -------
 Total time deposits... 167,463  63.40%    5.66%  168,673  67.87%  5.63%   150,181    70.60%  5.69%
                        ------- -------          -------- -------         --------   -------
 Total
 interest-bearing
 deposits.............. 239,295  90.60%    4.93%  228,159  91.81%  4.94%   197,599    92.88%  4.93%
 Noninterest-bearing
 demand deposits.......  24,827   9.40%       --   20,357   8.19%     --    15,147     7.12%     --
                        ------- -------          -------- -------         --------   -------
 Total deposits........ 264,122  100.0%    4.47% $248,516  100.0%  4.54%  $212,746    100.0%  4.58%
                        ======= =======          ======== =======         ========   =======

In recent years, earning asset growth has outpaced core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "--Borrowed Funds." This trend has been common in the banking industry because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers. As of December 31, 1998, BNC held a total of $5.0 million of brokered certificates of deposit. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. BNC--North Dakota and BNC--Minnesota were both well capitalized at December 31, 1998. See Note 11 to the Consolidated Financial Statements included under Item 7.

Time deposits in denominations of $100,000 and more totaled $39.2 million at December 31, 1998 as compared to $36.3 and $39.7 million at December 31, 1997 and 1996, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 1998:

                             Time Deposits of $100,000 and Over
                                       (in thousands)
                    Maturing in:
                    3 months or less................... $  19,148
                    Over 3 months through 6 months.....     9,209
                    Over 6 months through 12 months....     9,404
                    Over 12 months.....................     1,401
                                                        ----------
                       Total........................... $  39,162
                                                        ==========

Borrowed Funds. BNC uses short-term borrowings to support its asset base. These borrowings include federal funds purchased and U.S. Treasury tax and loan note option accounts, securities sold under agreements to repurchase and FHLB borrowings. At December 31, 1998, short-term borrowings were $49.3 million, or 13% of total liabilities, as compared to $46.5 million, or 14 percent of total liabilities, at December 31, 1997 and $11.4 million, or 4 percent of total liabilities, at December 31, 1996. See Note 9 to the Consolidated Financial Statements included under Item 7 for a listing of borrowings outstanding at December 31, 1998 and 1997, including interest rates and terms.

The following table provides a summary of the Company's short-term borrowings and related cost information as of, or for the periods ended, December 31:

                                   Short-Term Borrowings

                                                      1998      1997       1996
                                                    --------  --------  --------
                                                        (dollars in thousands)
  Short-term borrowings outstanding at period end...$ 49,290  $ 46,503  $ 11,437
  Weighted average interest rate at period end......   4.99%     5.77%     5.60%
  Maximum month-end balance during the period.......$ 58,416  $ 46,503  $ 23,416
  Average borrowings outstanding for the period.....$ 49,576  $ 22,730  $ 14,532
  Weighted average interest rate for the period.....   5.44%     5.69%     5.60%


As of December 31, 1998, the Company's outstanding long-term debt totaled $30.6 million and included, for BNCCORP, a $3.0 million term loan and $11.5 million on a $12.0 million revolving line of credit from Firstar Bank Milwaukee, N.A. ("Firstar") and the Subordinated Notes ($15.0 million less unamortized discount of $621,000). BNC Financial had $1.7 million outstanding on a $10.0 million revolving line of credit from Firstar. See Notes 1 and 9 to the Consolidated Financial Statements included under Item 7 for more details regarding the Company's borrowings, debt covenants and the use of interest rate contracts to adjust the interest rate sensitivity of long-term debt. See also "--Liquidity, Market and Credit Risk--Interest Rate Risk Management."

The Company's increased usage of long-term borrowings ($30.6 million at December 31, 1998 as compared to $21.8 and $10.6 million at December 31, 1997 and 1996, respectively) is partly attributable to the funding of asset-based loans at BNC Financial. As of December 31, 1998, BNC Financial had outstanding loans of $23.3 million.

Capital Resources and Expenditures. BNC's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Note 11 to the Consolidated Financial Statements included under Item 7 includes a summary of the risk-based and leverage capital ratios of BNC and its subsidiary banks as of December 31, 1998 and 1997. As of each of those dates, BNCCORP and the Banks exceeded capital adequacy requirements and the Banks were considered "well capitalized" under prompt corrective action provisions.

There where no major capital expenditures for additional facilities during 1998. During 1999 the Company plans to construct an office building in Fargo North Dakota. See Note 16 to the Consolidated Financial Statements included under Item 7 for further information relating to the Fargo construction project.

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

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 7 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, BNC utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds.
BNC--North Dakota is a member of the FHLB, which affords the Bank the opportunity to borrow funds in terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are collateralized by the Bank's mortgage loans and various securities from the Company's investment portfolio. See "--Investment Securities" and Note 9 to the Consolidated Financial Statements included under Item 7. The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of its Subordinated Notes. See "--Borrowed Funds" and Note 9 to the Consolidated Financial Statements included under Item 7.

The following table sets forth, for the periods indicated, a summary of the Company's major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 7:

                              Major Sources and Uses of Funds
                                              For the Years Ended December 31,
                                              ----------------------------------
                                                  1998       1997        1996
                                              ----------  ----------  ----------
                                                        (in thousands)
 Proceeds from sales and maturities of
    investment securities...................  $  89,926   $  39,335   $  57,553
 Net increase in deposits...................     21,675      23,054      28,722
 Net change in long-term borrowings.........      8,750      11,151       7,261
 Increase in short-term borrowings..........      2,787      35,066      10,437
 Purchases of  investment securities........    (91,981)    (74,121)    (22,575)
 Net increase in loans......................    (37,131)    (34,124)    (82,664)


BNC's liquidity is measured by its ability to raise cash when it needs it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customer's demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit, and direct non-brokered national certificates of deposit through national deposit networks. BNC's management measures its liquidity position on a monthly basis. Key factors that determine the Company's liquidity are the reliability or stability of its deposit base, the pledged/nonpledged status of its investments and potential loan demand. BNC's liquidity management system divides the balance sheet into liquid assets, and short-term liabilities that are assumed to be vulnerable to non-replacement under abnormally stringent conditions. The excess of liquid assets over short-term liabilities is measured over a 30-day planning horizon. Assumptions for short-term liabilities vulnerable to non-replacement under abnormally stringent conditions are based on a historical analysis of the month-to-month percentage changes in deposits. The excess of liquid assets over short-term liabilities and other key factors such as expected loan demand as well as access to other sources of liquidity such as lines with the FHLB, federal funds, and those other supplemental sources listed above are tied together to provide a measure of the Company's liquidity. Management has a targeted range and manages its operations such that these targets can be achieved. Management believes that its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event.

The Company's asset/liability committee has been actively involved in initiating a liquidity plan for the period spanning the Year 2000 date change. See "-Year 2000 Issues."

Interest Rate Risk Management. Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk - timing differences in the maturity/re-pricing of assets, liabilities, and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk
- risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining the Company's interest rate risk position within policy guidelines. Using off-balance-sheet instruments, principally interest rate floors and caps, the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See "--Loan Portfolio-Interest Rate Floors" and Note 1 to the Consolidated Financial Statements included under Item 7 for a summary of the Company's accounting policies pertaining to such instruments.

The Company's primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, NOW, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and anticipated new business activities is factored into the simulation model.

It is the Company's objective to manage its exposure to interest rate risk, bearing in mind that the Company will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income.

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled Asset/Liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its current starting point of 7.75 percent to 8.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the 12-month horizon that covers the calendar year of 1999 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's 1999 budget. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate with an 8.50 percent strike.


                               Net Interest Income Simulation
                                   (amounts in thousands)

Movement in interest rates      -300bp  -200bp  -100bp  Unchanged +100bp  +200bp  +300bp

Projected 12-month net
   interest income............  $14,022 $14,379 $14,720 $15,056   $15,370 $15,660 $16,069

Dollar change from rates
   unchanged scenario.........   (1,034)   (677)   (336)      -       314     604   1,013
Percentage change from rates
   unchanged scenario.........    -6.87%  -4.50%  -2.23%   0.00%    2.09%   4.01%   6.73%

Benefit/(cost) from $25MM
   floor (1)..................       380     242     104    (34)    (161)   (196)   (208)

Total net interest income
   impact with floor..........    14,402  14,621  14,824  15,022   15,209  15,464  15,861
Dollar change from flat w/
   floor......................     (620)   (401)   (198)       -      187     442     839
Percentage change from
   unchanged w/floor..........    -4.13%  -2.67%  -1.32%    0.00%   1.24%   2.94%   5.59%

Benefit from amortization of
   deferred gain on sale of
   interest rate swaps (2)....        49      49      49       49      49     49       49

Total net interest income
   impact w/floor & swap gain.   $14,451 $14,670 $14,873 $15,071  $15,258 $15,513 $15,910
Dollar change from flat
   w/floor & swap.............   $ (620) $ (401) $ (198) $     -  $   187 $   442 $   839
Percentage change from flat
   w/floor & swap.............    -4.12%  -2.66%  -1.32%    0.00%   1.24%   2.93%   5.57%

POLICY LIMITS.................   -15.00% -10.00%  -5.00%    0.00%   5.00%  10.00%  15.00%


(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 or (4.48% per million). The premium is being amortized on a straight-line basis over the 5-year term of the option. See "-Loan Portfolio-Interest Rate Floors" and Note 1 to the Consolidated Financial Statements included under Item 7.

(2) The swaps were sold in October and November 1997. Gains recognized upon sale of the swaps are being amortized as a reduction of interest expense over the remaining lives of the original swap contracts.

The Company's rate sensitivity position is asset sensitive. This is evidenced by the projected increase of net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenarios. The primary reason for this interest rate risk profile is the volume of floating-rate loans made by the company that are indexed to the prime rate. In addition, the ability to decrease the rates offered on interest-bearing checking and money market accounts is limited as the rates paid on these liabilities are already at low levels.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 5%, 10%, and 15% from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Static gap analysis is another tool which may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth the Company's rate sensitivity position as of December 31, 1998. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                             Interest Sensitivity Gap Analysis

                                             Estimated maturity or repricing at
                                                      December 31, 1998
                                         ----------------------------------------------
                                           0-3      4-12     1-5      Over
                                         months    months   years    5        Total
                                                                     Years
                                         --------  -------- -------  -------  ---------
                                                  (dollars in thousands)
 Interest-earning assets:
    Cash equivalents....................$   2,809       --       --       --   $  2,809
    Investment securities (1)...........   17,100  $   146  $10,443  $68,912     96,601
    Fixed rate loans (2)................    7,368   10,617   36,386   25,243     79,614
    Floating rate loans (2).............  180,129    7,515    3,952       --    191,596
                                         --------  -------- -------  -------  ----------
       Total interest-earning assets....$ 207,406  $18,278  $50,781  $94,155   $370,620
                                         ========  ======== =======  =======  ==========
 Interest-bearing liabilities:
    NOW and money market accounts.......$  82,264       --       --       --     82,264
    Savings.............................    7,623       --       --       --      7,623
    Time deposits under $100,000........   33,418   76,403   15,917    1,237    126,975
    Time deposits $100,000 and over.....   19,148   18,613    1,188      213     39,162
    Borrowings..........................   65,510       47        0   14,379     79,936
                                         --------  -------- -------  -------  ----------
       Total interest-bearing
          liabilities...................$ 207,963  $95,063  $17,105  $15,829   $335,960
                                         ========  ======== =======  =======  ==========
 Interest rate gap......................$   (557)  $(76,785)$33,676  $78,326   $ 34,660
                                         ========  ======== =======  =======  ==========
 Cumulative interest rate gap at
    December 31, 1998...................$   (557)  $(77,342)$(43,666)$34,660
                                         ========  ======== ======== =======
 Cumulative interest rate gap to total
    assets..............................  (0.14)%   (19.51)% (11.02)%  8.75%

-----------------

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

(2) Loans are stated gross of the allowance for credit losses and are placed in the earliest timeframe in which maturity or repricing may occur.

The table assumes that all savings and interest-bearing demand deposits reprice in the earliest period presented, however, BNC's management believes a significant portion of these accounts constitute a core component and are generally not rate sensitive. Management's position is supported by the fact that aggressive reductions in interest rates paid on these deposits historically has not caused notable reductions in balances.

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of December 31, 1998 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

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

IT and non-IT Systems. The IT systems maintained by the Company consist primarily of its core application system, item processing system and local area networks ("LANs") in branches and operating units which are connected through a wide area network ("WAN"). Core application processing is performed in-house using a core application system provided by a third party vendor which has over 1,300 customers nationally. The item processing system operates on a separate platform from the core applications and communicates to them through an interface. The initial design, installation and maintenance of the LAN's and WAN are provided by internal IT personnel who also manage the basic support and configurations for the systems.

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

Renovation Phase. During the renovation phase, which is substantially complete, the Company made necessary hardware or software upgrades, replaced any non-compliant system components and obtained certifications regarding the Year 2000 readiness of vendor-provided software or equipment employed by the Company in its business operations. The Company established a Year 2000 testing lab which mirrors the systems and software used by the Company in its day to day processing. In addition, the Company replaced a number of non-compliant personal computers in its North Dakota rural branch offices. See "-Costs."

Testing / Validation and Implementation. The testing / validation phase is currently in process. The Company's written testing strategy and plan were completed prior to June 30, 1998. Testing of mission critical systems commenced prior to September 30, 1998. The Company completed testing of mission critical systems by December 31, 1998. By March 31, 1999, testing of systems where the Company relies on service providers for mission critical systems should be substantially complete. By June 30, 1999, testing of non-mission critical systems should be complete with the implementation stage also substantially completed. The objective of the testing is to minimize business risk due to operational failures. This phase is considered to be the most critical phase of the Company's Y2K Program.

Costs. The Company has managed the Y2K Program with available staff (other than a few isolated instances where consultants have been engaged for a specific activity). Therefore, the Company has not incurred excessive salary and benefits expenses related to the development and implementation of the Y2K Program.

The Company has invested approximately $45,000 in hardware (primarily for the Y2K lab and the non-compliant personal computers which were replaced). Other Y2K Program costs incurred to date have not been of a material nature (less than $30,000) and have included costs for items such as materials, supplies and postage. Based on information currently available, management feels its initial projection of $200,000 to $400,000 remains a reasonable estimate for Y2K Program expenses. All costs associated with the Y2K Program are expected to be funded through current operating profits.

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

An important part of the Company' contingency plan is the liquidity management plan. The asset/liability committee has taken an active roll in planning and approving implementation of elements of this plan.

All forecasts, estimates and other statements relating to the Year 2000 readiness of the Company and its customers and business partners are based on information and assumptions about future events. Such "forward looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. These uncertainties include, but are not limited to, the understanding of the Company that its core application and other systems are or will be Year 2000 compliant, the ability to identify, repair or replace mission critical non-IT equipment in a timely fashion, the ability of certain third parties to ensure their systems are Year 2000 compliant and the ability of the Company to test interfaces with certain of these third parties, the performance of telecommunications, data transmission and utilities providers, the failure or impairment of certain third parties with which the Company transacts business, systemic occurrences in the banking industry which could impact the Company's liquidity and undiscovered problems in the Company's Year 2000 testing plans and processes. While the Company will exercise due diligence in the development of its Year 2000 plans and take appropriate actions based on the best available information, there can be no assurance that events and circumstances will transpire as expected and, as a result, the potential of a material adverse impact on the Company cannot be completely eliminated.

Forward Looking Statements

Statements included in Item 6, "Management's Discussion and Analysis or Plan of Operation," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and the anticipated impact of the Year 2000 Issue, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated consequences related to the impact of the Year 2000 Issue on the Company or its customers and business partners; and other risks which are difficult to predict and many of which are beyond the control of the Company.

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

Recent Accounting Pronouncements

Note 1 to the Consolidated Financial Statements included under Item 7 includes discussions of recent accounting pronouncements applicable to the activities and financial reporting of BNC.


Item 7. Financial Statements

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                                          Page

Report of Independent Public Accountants..................................   41

Consolidated Balance Sheets - December 31, 1998 and 1997..................   42

Consolidated Statements of Income - the years ended December 31, 1998,
   1997 and 1996..........................................................   43

Consolidated Statements of Comprehensive Income - the years ended
   December 31, 1998, 1997 and 1996.......................................   44

Consolidated Statements of Stockholders' Equity - the periods ended
   December 31, 1998, 1997, 1996 and 1995.................................   45

Consolidated Statements of Cash Flows - the years ended December 31,
   1998, 1997 and 1996....................................................   46

Notes to Consolidated Financial Statements................................   47

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTS


To BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of BNCCORP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   January 22, 1999

                        BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               As of December 31
                (In thousands, except share and per share data)


                          ASSETS                             1998        1997
                                                         -----------  ----------

CASH AND DUE FROM BANKS.................................... $  7,475    $13,184
INTEREST-BEARING DEPOSITS WITH BANKS.......................    2,809      2,231
INVESTMENT SECURITIES AVAILABLE FOR SALE...................   96,601     94,624
LOANS AND LEASES, net of unearned income...................  270,876    235,200
ALLOWANCE FOR CREDIT LOSSES................................   (3,093)    (3,069)
                                                          ----------- ----------
   Net loans and leases....................................  267,783    232,131
PREMISES, LEASEHOLD IMPROVEMENTS AND
   EQUIPMENT, net..........................................    8,827      8,617
INTEREST RECEIVABLE........................................    2,618      2,865
OTHER ASSETS...............................................    6,163      2,721
DEFERRED CHARGES AND INTANGIBLE ASSETS, net................    4,056      4,630
                                                          ----------- ----------
                                                            $396,332   $361,003
                                                          =========== ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY


DEPOSITS:
   Noninterest-bearing..................................... $ 28,475   $ 25,795
   Interest-bearing --
      Savings, NOW and money market........................   89,887     75,630
      Time deposits $100,000 and over......................   39,162     36,334
      Other time deposits..................................  126,975    125,065
                                                          ----------- ----------
   Total deposits..........................................  284,499    262,824
NOTES PAYABLE..............................................   79,936     68,315
OTHER LIABILITIES..........................................    6,642      6,716
                                                          ----------- ----------
         Total liabilities.................................  371,077    337,855
                                                          ----------- ----------
COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding..........       --        --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,390,184 and 2,402,126 shares issued
      and outstanding (excluding 42,880 and 25,380
      shares held in treasury) in 1998 and 1997,
      respectively.........................................       24         24
   Capital surplus.........................................   13,951     13,786
   Retained earnings.......................................   11,651      9,384
   Treasury stock (42,880 and 25,380 shares, respectively).    (513)      (216)
   Accumulated other comprehensive income,
      net of income tax effects............................      142        170
                                                          ----------- ----------
         Total stockholders' equity........................   25,255     23,148
                                                          ----------- ----------
                                                            $396,332   $361,003
                                                          =========== ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                        BNCCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                        For the Years Ended December 31
                      (In thousands, except per share data)

                                                     1998      1997     1996
                                                   --------- -------- --------
INTEREST INCOME:
   Interest and fees on loans...................... $24,799   $22,003  $16,383
   Interest and dividends on investment securities--
      Taxable......................................   4,977     3,714    3,739
      Tax-exempt...................................      95        71       94
      Dividends....................................     304       446      576
   Other...........................................     292       309      170
                                                   ---------- -------- --------
         Total interest income.....................  30,467    26,543   20,962
INTEREST EXPENSE:
   Interest on deposits............................  11,809    11,282    9,738
   Interest on short-term borrowings...............   2,694     1,294      815
   Interest on long-term debt......................   2,246     1,339      555
                                                   ---------- -------- --------
         Total interest expense....................  16,749    13,915   11,108
                                                   ---------- -------- --------
         Net interest income.......................  13,718    12,628    9,854
PROVISION FOR CREDIT LOSSES........................   1,290     2,619      739
                                                   ---------- -------- --------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES...................................  12,428    10,009    9,115
                                                   ---------- -------- --------
NONINTEREST INCOME:
   Insurance commissions...........................   1,769     1,694    1,606
   Fees on loans...................................   1,551     1,040    1,296
   Service charges.................................     566       471      418
   Net gain on sales of securities.................     130         8       19
   Rental income...................................      43        56       34
   Other...........................................     991       855      357
                                                   ---------- -------- --------
         Total noninterest income..................   5,050     4,124    3,730
                                                   ---------- -------- --------
NONINTEREST EXPENSE:
   Salaries and employee benefits..................   7,770     6,473    5,448
   Depreciation and amortization...................   1,525     1,327    1,106
   Occupancy.......................................   1,046       997      785
   Professional services...........................     785       564      401
   Office supplies, telephone and postage..........     769       661      582
   Marketing and promotion.........................     455       365      362
   FDIC and other assessments......................     184       171      239
   Other...........................................   1,384     1,105    1,583
                                                   ---------- -------- --------
         Total noninterest expense.................  13,918    11,663   10,506
                                                   ---------- -------- --------
INCOME BEFORE TAXES................................   3,560     2,470    2,339
INCOME TAXES.......................................   1,293     1,044    1,169
                                                   ---------- -------- --------
NET INCOME......................................... $ 2,267    $1,426   $1,170
                                                   ========== ======== ========
BASIC EARNINGS PER COMMON SHARE.................... $  0.95     $0.59    $0.49
                                                   ========== ======== ========
DILUTED EARNINGS PER COMMON SHARE.................. $  0.91     $0.59    $0.49
                                                   ========== ======== ========
  The accompanying notes are an integral part of these consolidated financial statements.

                               BNCCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                               For the Year Ended December 31
                                        (In thousands)


                                                 1998       1997       1996
                                              ---------  ---------- ----------

NET INCOME............................          $2,267     $1,426     $1,170
OTHER COMPREHENSIVE INCOME --
   Unrealized gains on securities:
      Unrealized holding gains (losses)
      arising during the period, net of
      income tax effects..............            (28)        127       (91)


      Less: reclassification adjustment
      for gains included in net income,
      net of income tax effects.......            (79)         (5)      (12)
                                             ----------  ----------- ---------
OTHER COMPREHENSIVE INCOME (LOSS).....           (107)         122     (103)
                                             ----------  ----------- ---------

COMPREHENSIVE INCOME..................          $2,160      $1,548    $1,067
                                             ==========  =========== =========



   The accompanying notes are an integral part of these consolidated financial statements.



                               BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity
                             (In thousands, except share data)


                                                                              Accumulated
                                                                                 Other
                                 Common Stock     Capital  Retained Treasury  Comprehensive
                                Shares   Amount   Surplus  Earnings  Stock       Income      Total
                              -----------------  --------- -------- --------  ------------- --------
BALANCE, December 31, 1995, as
   Previously presented...... 2,364,100 $    23  $  13,776 $  7,170 $  (216)  $         134 $20,887

    Effects of  business
       combination accounted
       for as a pooling of
       interests (Note 2)....    63,406       1         17     (382)     --              --    (364)
                             ---------- -------- --------- --------- -------- ------------- ---------
BALANCE, December 31, 1995,
       restated.............. 2,427,506      24     13,793    6,788    (216)            134  20,523
   Net income................        --      --         --    1,170      --              --   1,170
    Other comprehensive income-
       Change in unrealized
       holding gain  on
       securities available
       for sale, net of income
       tax effects..........         --       --        --        --     --             (91)    (91)
   Initial public offering
     costs..................         --       --        (7)       --     --              --      (7)
                            ----------- --------- --------- -------- -------- -------------- --------
BALANCE, December 31, 1996..  2,427,506       24    13,786     7,958    (216)            43   21,595
   Net income...............         --       --        --     1,426      --             --    1,426
   Other comprehensive income-
      Change in unrealized
      holding gain on
      securities available
      for sale, net of
      income tax effects....         --       --        --        --      --            127      127
                            ----------- --------- --------- -------- -------- -------------- --------
BALANCE, December 31, 1997..  2,427,506       24    13,786     9,384    (216)           170   23,148
   Net income...............         --       --        --     2,267      --             --    2,267
   Other comprehensive income-
     Change in unrealized
     holding gain on
     securities available
     for sale, net of
     income tax effects.....         --       --        --        --      --            (28)     (28)
Restricted stock forfeited/
  retired...................     (1,377)      --        --        --      --             --
Options exercised...........      1,935       --        19        --      --             --       19
Compensation expense -
   restricted stock.........      5,000       --       146        --      --             --      146
Purchase of treasury stock..         --       --        --        --    (297)            --     (297)
                            ----------- --------- --------- -------- -------- -------------- ---------
BALANCE, December 31, 1998..  2,433,064 $     24  $  13,951 $ 11,651 $  (513) $          142 $25,255
                            =========== ========= ========= ======== ======== ============== =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                           For the Years Ended December 31
                                   (In thousands)

                                                         1998     1997    1996
                                                        ------   ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...........................................$2,267   $1,426  $1,170
   Adjustments to reconcile net income to net cash
     provided by operrating activities --
      Provision for credit losses....................... 1,290    2,619     739
      Depreciation and amortization.....................   901      718     542
      Amortization of intangible assets.................   606      599     564
      Net premium amortization (discount accretion) on
      investment securities.............................   172     (131)   (110)
      Proceeds from loans recovered.....................   189      777     157
      Change in interest receivable and other assets,
         net........................................... (3,047)  (1,998) (2,313)
      (Gain) loss on sale of bank premises and equipment.  117       (2)    (10)
      Net realized gains on sales of investment
        securities.....................................   (130)      (8)    (19)
      Deferred income taxes............................   (190)    (367)   (182)
      Change in other liabilities, net.................    (74)     654   1,077
      Originations of loans to be sold.................(47,412) (58,305)(45,238)
      Proceeds from sale of loans...................... 47,412   58,305  45,238
                                                       -------- -------- -------
         Net cash provided by operating activities.....  2,101    4,287   1,615
                                                       -------- -------- -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities..................(91,981) (74,121)(22,575)
   Proceeds from sales of investment securities........ 58,855   27,198  48,700
   Proceeds from maturities of investment securities... 31,071   12,137   8,853
   Net increase in loans...............................(37,131) (34,124)(82,664)
   Additions to premises, leasehold improvements and
      equipment........................................ (1,254)  (2,693) (1,462)
   Proceeds from sale of premises and equipment........     26       82      70
                                                       -------- -------- -------
         Net cash used in investing activities.........(40,414) (71,521)(49,078)
                                                       -------- -------- -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, savings, NOW and money
     market accounts................................... 16,937   26,724   7,095
   Net increase (decrease) in time deposits............  4,738   (3,670) 21,627
   Net increase in short-term borrowings...............  2,787   35,066  10,437
   Repayments of long-term borrowings..................(13,492) (23,293) (1,954)
   Proceeds from long-term borrowings.................. 22,242   34,444   9,215
   Amortization of discount on subordinated notes......     84       46      --
   Amortization of deferred charges....................     18       10      --
   Repurchase of stock.................................   (297)      --      --
   Other, net..........................................    165       --      (7)
                                                       -------- -------- -------
         Net cash provided by financing activities..... 33,182   69,327  46,413
                                                       -------- -------- -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS... (5,131)   2,093  (1,050)
CASH AND CASH EQUIVALENTS, beginning of year........... 15,415   13,322  14,372
                                                       -------- -------- -------
CASH AND CASH EQUIVALENTS, end of year.................$10,284  $15,415 $13,322
                                                       ======== ======== =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.......................................$14,091  $13,689 $11,422
                                                       ======== ======= ========
   Income taxes paid...................................$ 1,648  $ 1,664 $   972
                                                       ======== ======= ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


1.  Summary of Significant Accounting Policies

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC-North Dakota"), BNC National Bank of Minnesota ("BNC-Minnesota" and, together with BNC-North Dakota, "the Banks"), and BNC Financial Corporation ("BNC Financial"), a commercial finance company. Through these wholly-owned subsidiaries, which operate from seventeen locations in North Dakota and Minnesota, BNCCORP provides a broad range of banking and financial services to small and mid-size businesses and individuals. An additional wholly-owned subsidiary, Bismarck Properties, Inc., is inactive.

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively, the "Company") conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below.

Business Combinations. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition. Other business combinations have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and stockholders' equity of the merged entity to be retroactively combined with the Company's respective accounts at recorded value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of BNCCORP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents. For the purpose of presentation in the consolidated statements of cash flows, the Company considers amounts included in the consolidated balance sheet captions "cash and due from banks" and Ainterest-bearing deposits with banks" to be cash equivalents.

Investment Securities. Investment and mortgage-backed securities which the Company intends to hold for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors, as well as securities on which call options have been written, are classified as available for sale. Available-for-sale securities are measured at fair value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale, while included in comprehensive income (see "Comprehensive Income"), are excluded from earnings and reported as a separate component of stockholders= equity until realized. All securities were classified as available for sale as of December 31, 1998 and 1997. Investment and mortgage-backed securities which the Company intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost which are other than temporary could result in write-downs of the individual securities to their fair value. Such write-downs, should they occur, would be included in earnings as realized losses. There were no such write-downs during 1998, 1997 or 1996.

Securities purchased and sold for purposes of generating profits on short-term differences in market prices are classified as trading securities. Trading securities are stated at fair value and adjustments to fair value are reported in non-interest income. The Company held no securities for trading purposes as of December 31, 1998 or 1997.

Realized gains and losses on sales of investment securities are computed using the specific identification method at the time of sale and are recorded in non-interest income.

Loans and Leases. Loans are stated at their outstanding principal amount net of unearned income and an allowance for credit losses.

Loans are generally placed on a nonaccrual status for recognition of interest income when, in the opinion of management, uncertainty exists as to the ultimate collection of principal or interest. At the time a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the credit loss reserve. While a loan is classified as nonaccrual, collections of principal and interest are generally applied as a reduction to principal outstanding.

Provision for Credit Losses and the Allowance for Credit Losses. The provision for credit losses in the income statement results from the combination of an estimate by management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision each quarter, the Company maintains a credit risk monitoring process that considers several factors, including current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Company's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral or the loan=s observable market price.

The provision for credit losses increases the allowance for credit losses, a valuation account which is netted against loans on the balance sheet. As the specific customer and amount of a credit loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is written down, reducing the allowance for credit losses. If, subsequent to a writedown, the Company is able to collect additional amounts from the customer or from the sale of collateral worth more than earlier estimated, a recovery is recorded, increasing the allowance for credit losses.

Loan Origination Fees and Costs. Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan as a yield adjustment. Loan fees representing adjustments of yield are generally deferred and amortized into interest income over the term of the loan using the interest method. Loan commitment fees are generally deferred and amortized into non-interest income on a straight-line basis over the commitment period.

Mortgage Servicing and Transfers of Financial Assets. The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") on January 1, 1997. SFAS 125 establishes accounting methods aimed at ensuring that entities recognize only assets controlled and liabilities incurred and derecognize assets only when control has been surrendered and liabilities only when they have been extinguished. Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," deferred certain provisions of SFAS 125 until January 1, 1998.

The Banks regularly sell loans to others on a non-recourse basis. Sold loans are not included in the accompanying balance sheets. The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 1998 and 1997, the Banks were servicing loans for the benefit of others with aggregate unpaid principal balances of $73.8 and $65.8 million, respectively. The vast majority of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks.

Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in non-interest expense as incurred.

Other Real Estate Owned. Real estate properties acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheet and are stated at the lower of carrying amount or fair value less cost to sell. When a property is acquired, the excess of the recorded investment in the property over fair value, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the property are included in other non-interest expenses. The Company=s investment in such properties at December 31, 1998 was $2.1 million. There were no such properties held at December 31, 1997.

Deferred Charges and Intangible Assets. Deferred charges and intangible assets includes premiums paid for deposits assumed, goodwill, debt related costs, organization costs and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of ten years using the straight-line method. Goodwill represents the aggregate excess of the cost of subsidiaries acquired over the fair value of their net assets at dates of acquisition and is being amortized over its estimated useful life of 15 to 25 years using the straight-line method. Debt related costs represent legal, accounting and other fees and expenses associated with the issuance of such indebtedness. These costs are being amortized over the term of the notes using the effective interest rate method. Organization costs represent incorporation, legal, accounting and other similar fees associated with establishment of BNCCORP or its subsidiaries. Such costs are being amortized over five years using the straight-line method. The Company's intangible assets are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. See "Impairment of Long-Lived Assets."

Impairment of Long-Lived Assets. The Company periodically reviews long-lived assets including property and equipment, certain identifiable intangibles and goodwill for impairment. If impairment is identified, the assets are written down to their fair value through a charge to non-interest expense. No such impairment losses were recorded during 1998, 1997 or 1996.

Securities Sold Under Agreements to Repurchase. From time to time, the Company enters into sales of securities under agreements to repurchase, generally for periods of less than 90 days. Fixed coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheets. The cost of securities underlying the agreements remain in the asset accounts.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

   Cash and Cash Equivalents, Noninterest-Bearing Deposits and Demand Deposits. The carrying amounts approximate fair value due to the short maturity of the instruments. The fair value of deposits with no stated maturity, such as NOW, savings and money market accounts, is equal to the amount payable on demand at the reporting date.

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

Derivative Financial Instruments. The Company uses interest rate swaps and contracts to manage its interest rate risk. Such instruments enable the Company to synthetically alter the repricing characteristics of designated assets and interest-bearing liabilities. The contracts subject the Company to market risk associated with changes in interest rates as well as the risk of default by a counterparty to the contract. The Company does not conduct trading activities or hold derivative financial instruments for speculative purposes.

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

The Company entered into three interest rate swap agreements during 1997. One of the swaps effectively converted the Company's fixed rate subordinated notes into variable-rate borrowings. The Company received a fixed rate of interest of
6.6650 percent on the notional amount of $15.0 million and paid a variable rate based on 3-month LIBOR. The swap was sold on October 30, 1997. The resulting gain of $372,000 was deferred and is being amortized as a reduction of interest expense over the remaining life of the original swap contract. Two additional swaps with notional amounts totaling $10.0 million were used to adjust the interest rate sensitivity of time deposits. These swaps were also sold during 1997 and resulting gains are being amortized over the remaining life of the contracts.

In September 1998, the Company purchased a prime based interest rate floor with a notional amount of $25.0 million. The contract is for a term of five years and is designated as a hedge of floating rate commercial loans. The strike rate on the floor is 8.50 percent. A $1.1 million premium paid upon acquisition of the contract is being amortized over the life of the contract. Market value of the contract, defined as the contract=s current replacement value, was $934,000 at December 31, 1998.

The Company had no interest rate swap contracts outstanding at December 31, 1998 or 1997. At December 31, 1998 and 1997, deferred gains of $332,000 and $423,000, respectively, resulting from the sale of interest rate swap contracts during 1997 were included in the balance sheet and were being amortized as a reduction of interest expense over the original lives of the swap contracts.

Trust Fees.  Trust fees are recorded on the accrual basis of accounting.

Income Taxes. BNCCORP and its subsidiaries file a consolidated federal income tax return. State income tax returns are filed separately by each subsidiary. In accordance with a tax sharing arrangement, BNCCORP collects for or pays to each of its subsidiaries the tax or tax benefit resulting from its inclusion in the consolidated federal return.

Deferred income taxes are reported for temporary differences between items of income or expense reported for financial statement purposes and those reported for income tax purposes. The differences relate primarily to differences in accounting for loan losses, depreciation timing differences, unrealized gains and losses on investment securities, deferred compensation and leases which are treated as operating leases for tax purposes and capital leases for financial statement purposes.

Earnings Per Common Share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the applicable period. Diluted earnings per share is computed based on the amount of net income that would be available for each common share, assuming all dilutive potential common shares were issued. Such dilutive potential common shares include stock options and warrants (see Note 18).

Comprehensive Income. Pursuant to Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" adopted on January 1, 1998, the Company has prepared consolidated statements of comprehensive income detailing changes in the amounts of items which bypass the income statement and are reported with a balance in stockholders' equity. Financial statements for prior periods have been reclassified for comparative purposes.

Segment Disclosures. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective for the year ended December 31, 1998. The Company has provided disclosure of financial and descriptive information about reportable operating segments in Note 19.

Other  Recently  Issued  Accounting  Standards.  In  June  1998,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative=s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative=s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), requires costs of start-up activities and organization costs to be expensed as incurred. The Company intends to adopt SOP 98-5 effective January 1, 1999. The adoption is not expected to have a material effect on the Company's financial position or results of operations.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and its subsidiary banks are also subject to minimum regulatory capital requirements. At December 31, 1998, capital levels exceed minimum capital requirements (see Note 11).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform with the current year's presentation.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

2.  Acquisitions and Divestitures:

The following mergers and acquisitions were consummated during the three years ended December 31, 1998:

In May 1996, BNCCORP acquired a nonbank commercial finance company, BNC Financial, St. Cloud, Minnesota, for $85,000. The subsidiary is engaged primarily in asset-based commercial financing. Goodwill of $66,000 resulting from the transaction is being amortized over 25 years.

In December 1996, BNC-North Dakota acquired the accounting firm of Gregory K. Cleveland & Company, Bismarck, North Dakota (the "Firm") for $368,000. The Firm was owned by an executive officer/director of BNCCORP. Goodwill of $265,000 resulting from the transaction is being amortized over 15 years. Employees of the Firm now staff the trust and private banking division of BNC-North Dakota.

In January 1997, BNC-North Dakota acquired the stock of J.D. Meier Insurance Agency, Inc., Linton, North Dakota ("J.D. Meier") for $34,000. Three executive officers of the Company owned stock in J.D. Meier.

In August 1997, BNC-North Dakota purchased a management agreement between Preferred Investment Services, Inc., and Preferred Pension Investors I-87, an Illinois Partnership (the "Agreement") for $394,000. An executive officer/director of BNCCORP owned stock in Preferred Investment Services, Inc. Under the Agreement, BNC-North Dakota, through its trust and private banking division, provides administrative management services for pension assets. Goodwill of $394,000 resulting from the transaction is being amortized over 15 years.

On January 1, 1998, the Company acquired Lips & Lahr, Inc. ("Lips & Lahr") in a business combination accounted for as a pooling of interests. Lips & Lahr, which engages in the insurance business was merged into J.D. Meier and became a wholly owned subsidiary of BNC-North Dakota through the exchange of 63,406 shares of

BNCCORP common stock for all of the outstanding stock of Lips & Lahr. The name of the combined agency was subsequently changed to BNC Insurance, Inc. ("BNC Insurance"). Under the provisions of the agreement and plan of merger related to the business combination, former stockholders of Lips & Lahr had the right to receive additional shares of BNCCORP common stock on the first anniversary of the initial share distribution date based on a formula relating to final resolution of contingencies pending at the consummation date. The accompanying financial statements for 1997 and 1996 have been restated to give effect to the combination.

Following is a reconciliation of the amounts of total revenues and net income previously reported for 1997 and 1996 with restated amounts:


                                        Year ended December 31,
                                            1997         1996
                                        ----------- -----------
                                            (In thousands)
            Total revenues:
               BNCCORP, Inc. and
               subsidiaries............ $  28,984   $  23,053
               Lips & Lahr.............     1,682       1,639
                                        ----------- -----------
                                        $  30,666   $  24,692
                                        =========== ===========
            Net income (loss):
               BNCCORP, Inc. and
               subsidiaries............ $   1,512   $   1,847
               Lips & Lahr.............       (86)       (667)
                                        ----------- -----------
                                           $1,426      $1,180
                                        =========== ===========
            Basic and diluted earnings
            per common share...........    $ 0.59      $ 0.49
                                        =========== ===========

3. Restrictions on Cash and Due From Banks:

BNCCORP's subsidiary banks are required to maintain reserve balances in cash with Federal Reserve Banks. The amount of those reserve balances was $1.3 and $1.4 million as of December 31, 1998 and 1997, respectively.

4.  Debt and Equity Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 1998 or 1997.

The carrying amount of securities and their approximate market values were as follows as of December 31 (in thousands):

                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Market
                                    Cost        Gains       Losses      Value
                                  ----------  ----------  ---------- ----------
     Available-for-Sale Securities
                 1998
   U.S. Treasury securities.......$   5,098   $      11    $      -- $    5,109
   U.S. government agency mortgage-
      backed securities...........   51,194         329          (79)    51,444
   U.S. government agencies
   securities.....................   13,096           5          (103)   12,998
   Collateralized mortgage
   obligations....................   19,602         127          (122)   19,607
   State and municipal bonds......    3,355          72            (7)    3,420
   Equity securities..............    4,024          --            (1)    4,023
                                  ----------  ----------   ---------- ---------
                                  $  96,369   $     544     $    (312)$  96,601
                                  ==========  ==========   ========== =========

     Available-for-Sale Securities
                 1997
   U.S. Treasury securities.......$  12,489   $      43    $       -- $  12,532
   U.S. government agency mortgage-
      backed securities...........   32,136         100            --    32,236
   U.S. government agencies
   securities.....................   20,039          --           (33)   20,006
   Collateralized mortgage
   obligations....................   21,291          34            --    21,325
   State and municipal bonds......    1,166         123            --     1,289
   Equity securities..............    7,236          --            --     7,236
                                  ----------  ----------   ----------  --------
                                  $  94,357   $     300    $      (33) $ 94,624
                                  ==========  ==========   ==========  ========

The scheduled contractual maturities of securities available for sale (other than equity securities) at December 31, 1998, were as follows:

                                     Available-for-Sale
                                         Securities
                                    ----------------------
                                    Estimated
                                    Amortized    Market
                                      Cost       Value
                                    ---------- -----------
Due in one year or less...........  $  17,229  $   17,246
Due after one year through five
years.............................     10,385      10,442
Due after five years through ten
years.............................     15,176      15,230
Due after ten years...............     49,555      49,660
                                    ---------- -----------
   Total..........................  $  92,345  $   92,578
                                    ========== ===========

Securities, carried at approximately $83.8 and $80.1 million at December 31, 1998 and 1997, respectively, were pledged as collateral for public deposits and borrowings, including borrowings with the Federal Home Loan Bank ("FHLB").

Sales proceeds and gross realized gains and losses on securities available for sale were as follows for the years ended December 31 (in thousands):

                                     1998          1997         1996
                                  -----------   -----------  -----------
        Sales proceeds........    $   58,855    $   27,198   $   48,700
        Gross realized gains..    $      164    $       40   $       32
        Gross realized losses.    $       34    $       32   $       13

5. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                   1998         1997
                                 ----------  -----------
Commercial and industrial.....   $ 131,165    $ 111,429
Real estate:
   Mortgage...................      77,254       56,875
   Construction...............      20,831       18,215
Agricultural..................      19,777       21,064
Consumer......................      14,345       18,173
Lease financing...............       7,422        9,211
Other.........................         416          553
                                 ----------  -----------
   Total......................     271,210      235,520
Less:
   Allowance for credit losses     (3,093)      (3,069)
   Unearned income............       (334)        (320)
                                 ----------  -----------
      Net loans and leases....   $ 267,783    $ 232,131
                                 ==========  ===========

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31 (in thousands):

                                             1998         1997
                                            --------     -------
                  North Dakota............      38%         52%
                  Minnesota...............      52          38
                  Other...................      10          10
                                            ========     =======
                        Totals............     100%        100%
                                            ========     =======


Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $77.3 and $56.9 million real estate mortgages as of December 31, 1998 and 1997, respectively, approximately $35.0 and $31.0 million, respectively, were loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans which are secured by real estate. Single- and multi-family residential mortgage loans totaling $9.6 and $14.7 million at December 31, 1998 and 1997, respectively, were pledged as collateral for FHLB borrowings.

The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentration of loans exceeding 10 percent of total loans at December 31, 1998 is construction loans. Loans within this category are diversified across different types of contractors, geographically dispersed and secured by many different types of collateral.

Loans to Officers, Directors, Employees and Other Related Parties. Loans to officers, directors and employees and to other related parties were as follows as of December 31 (in thousands):

                                             1998         1997
                                            --------     -------
    Loans to officers, directors and
    employees............................   $ 1,494      $ 1,114
    Loans to other related parties.......       502          310
                                            --------     -------
       Total loans to officers, directors
       and employees and other related
       parties...........................   $ 1,996      $ 1,424
                                            ========     =======

Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                        1998                      1997
                               ------------------------  -----------------------
                               Recorded     Valuation     Recorded     Valuation
                               Investment   Allowance    Investment    Allowance
                               -----------  -----------  ----------   ----------
Impaired loans --
   Valuation allowance
   required..................  $   8,639    $     960    $  12,544    $     762
   No valuation allowance
   required..................        624           --          116           --
                               -----------  -----------  ----------   ----------
      Total impaired loans...  $   9,263    $     960    $  12,660    $     762
                               ===========  ===========  ==========   ==========

Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts (i.e., contractual principal and interest) due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Company generally considers all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired loans.

The valuation allowance on impaired loans is included in the allowance for credit losses noted above.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and approximate interest income recognized for such loans were as follows for the years ended December 31 (in thousands):

                                               1998       1997       1996
                                             ---------  ---------  ---------
    Average recorded investment in impaired
    loans.................................   $  9,542   $ 7,308    $ 3,555
                                             =========  =========  =========
    Interest income recognized on impaired
    loans.................................   $    992   $   747    $   216
                                             =========  =========  =========
    Average recorded investment in impaired
    loans as a percentage of average total
       loans..............................        3.8%       3.3%       2.1%
                                             =========  =========  =========

Nonaccrual and Restructured Loans. As of December 31, 1998 and 1997, the Company had $2.0 million and $376,000, respectively, of nonaccrual loans and $44,000 and $104,000, respectively, of restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year-end had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                                  1998       1997       1996
                                                ---------  ---------  ---------
       Interest income that would have been
       recorded..............................   $    224   $    56    $     18
       Interest income recorded..............   $    175   $    26    $      6
                                                ---------  ---------  ---------
       Effect on interest income.............   $     49   $    30    $     12
                                                =========  =========  =========

As of December 31, 1998, the Company had no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Allowance for Credit Losses. Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

                                               1998       1997       1996
                                             ---------  ---------  ---------
    Balance, beginning of year.............  $ 3,069     $1,594     $1,048
       Provision for credit losses.........    1,290      2,619        739
       Loans charged off...................   (1,455)    (1,921)      (350)
       Loans recovered.....................      189        777        157
                                             ---------  ---------  ---------
    Balance, end of year...................  $ 3,093     $3,069     $1,594
                                             =========  =========  =========

The increases in the Company's provision for credit losses and loans charged off for the years ended December 31, 1998 and 1997 relate primarily to questionable loan practices by a former loan officer at BNC-North Dakota. During a routine audit of the subsidiary's loan portfolio, the Company discovered lending practices conducted in violation of normal Company policy. After conducting a review of the affected loans, the Company terminated the loan officer. For the years ended December 31, 1998 and 1997, provisions for credit losses totaling $454,000 and $1.9 million, respectively, related to loans originated by the officer. Approximately $1.8 million and $639,000 in loans related to the dismissed officer's activities were charged off during 1998 and 1997, respectively.

In December 1997, following negotiations with its fidelity bond carrier, the carrier made a payment of $762,000 to be applied against any covered losses of the Company. Approximately $690,000 of this payment was credited to the Company's allowance for credit losses. A second payment of $124,000 was received from the fidelity bond carrier in September 1998. This payment was also credited to the Company's allowance for credit losses. A final settlement of covered losses with the fidelity bond carrier has not been reached and negotiations with the carrier are continuing. There can be no assurances concerning the amount of final recovery on the claim.

6. Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements and equipment consisted of the following at December 31 (in thousands):

                                                       1998           1997
                                                    ----------     ----------
   Land and improvements..........................  $     530      $     520
   Buildings and improvements.....................      5,046          4,894
   Leasehold improvements.........................        892            881
   Furniture, fixtures and equipment..............      5,969          5,076
                                                    ----------     ----------
      Total cost..................................     12,437         11,371
   Less accumulated depreciation and amortization.     (3,610)        (2,754)
                                                    ----------     ----------
      Net premises, leasehold improvements and
   equipment......................................  $   8,827      $   8,617
                                                    ==========     ==========

Depreciation and amortization expense on premises, leasehold improvements and equipment totaled approximately $901,000, $718,000, and $542,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. Deferred Charges and Intangible Assets:

Deferred charges and intangible assets consisted of the following at December 31 (in thousands):

                                                       1998          1997
                                                    -----------   -----------
   Premiums paid for deposits assumed.............  $    4,022    $    4,022
   Goodwill.......................................       1,182         1,182
   Covenants not to compete.......................         480           480
   Debt related costs.............................         211           161
   Organization costs and other miscellaneous
   intangibles....................................         472           472
                                                    -----------   -----------
      Total costs.................................       6,367         6,317
   Less accumulated amortization .................      (2,311)       (1,687)
                                                    -----------   -----------
      Net deferred charges and intangible assets..  $    4,056    $    4,630
                                                    ===========   ===========

Amortization expense charged to operations was $624,000, $609,000 and $564,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8. Income Taxes:

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                                1998        1997       1996
                                              --------   ---------   --------
   Current..................................  $ 1,483    $ 1,411     $ 1,351
   Deferred income taxes from the following
      timing differences:
         Provision for credit losses........     (121)       (570)      (274)
         Depreciation.......................       46          42         87
         Leases.............................      (38)         18        129
         Other..............................      (77)        143       (124)
                                              --------   ---------   --------
                                              $ 1,293    $  1,044    $ 1,169
                                              ========   =========   ========

The provision for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

                                              1998        1997       1996
                                            --------   ---------   --------
Tax at 34% statutory rate................   $ 1,210    $    840    $   795
Increase (decrease) resulting from:
   State taxes (net of federal benefit)..        86         169        131
   Tax-exempt interest...................       (28)        (20)       (27)
   Other, net............................        25          55        270
                                            --------   ---------   --------
                                            $ 1,293    $  1,044    $ 1,169
                                            ========   =========   ========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company=s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                            1998       1997
                                                          --------   --------
   Deferred tax asset:
      Loans, primarily due to differences in accounting
         for credit losses..............................  $ 1,331    $ 1,207
      Net operating loss carry forwards.................       18         --
      Other.............................................      294        106
                                                          --------   --------
            Deferred tax asset..........................    1,643      1,313
                                                          --------   --------
   Deferred tax liability:
      Unrealized gain on securities available for sale..       90         97
      Leases, primarily due to differences in accounting
         for leases.....................................      504        542
      Premises and equipment, primarily due to
         differences in original cost basis and
         depreciation...................................      539        493
            Other.......................................      222         83
                                                          --------   --------
            Deferred tax liability......................    1,355      1,215
                                                          --------   --------
            Net deferred tax asset......................  $   288    $    98
                                                          ========   ========

9. Notes Payable:

The Company's notes payable consist of the following as of December 31 (in thousands):

                                                                           1998       1997
                                                                         -------    --------
BNCCORP:
Notes payable to Firstar Bank Milwaukee, N.A. ("Firstar") including a term note for $3.0 million and a revolving line of credit up to
   $12.0 million, interest payable quarterly at either the prime rate or 90 day LIBOR rate plus 2.00% at BNCCORP's option (7.28% and 7.88%
   at December 31, 1998 and 1997, respectively), secured by stock of
   subsidiary banks..................................................... $14,520    $  7,435
8 5/8% subordinated notes, due May 31, 2004, interest payable monthly
   (plus unamortized discount of $621 and $705 at December 31, 1998 and
   1997, repectively-effective rate 9.61%), unsecured (see below).......  14,379      14,295
                                                                         -------    --------
            Total BNCCORP...............................................  28,899      21,730
Subsidiaries:
Federal funds purchased and U. S. Treasury tax and loan note option
   accounts.............................................................   6,030       5,504
Floating rate advances from FHLB repaid during 1998.....................      --      25,000
Repurchase advance from FHLB, renewable weekly, interest payable at renewal, 5.28% at December 31, 1998, secured by mortgage loans
    and government agency  securities...................................  15,000          --
Fixed rate advances from FHLB, callable quarterly, principal due July
    2000 and January and April 2008, interest payable monthly at rates ranging from 4.75% and 5.54%, secured by mortgage loans and
    government agency securities........................................  26,500      15,000
Revolving line of credit up to the lessor of $10 million or 40% of the unpaid and  outstanding  principal  amount of certain of BNC
    Financial's asset based loans, payable to Firstar,  interest payable quarterly at either the prime  rate or 90 day LIBOR rate plus  2.00%
    at BNC  Financial's  option (7.28% at December 31,  1998),  secured
    by certain  assets of BNC  Financial................................   1,700          --
Other...................................................................   1,807       1,081
                                                                         -------    --------
              Total..................................................... $79,936     $68,315
                                                                         =======    ========

In January 1999, BNC-North Dakota increased its repurchase advance with FHLB to $21.0 million and reduced its volume of federal funds purchased.

The Firstar notes were renewed in February 1999 and mature in August 1999. Collateral, interest rates and timing of payments on the notes are as indicated above.

In May 1997, BNCCORP sold $15.0 million of 8 5/8 percent subordinated notes pursuant to a public offering (the "Subordinated Notes" or "Notes"). The net proceeds of the offering of $14.3 million were used to repay approximately $9.6 million of indebtedness then outstanding under revolving lines of credit and for general corporate purposes. The Subordinated Notes, which qualify as Tier 2 capital up to a certain limit under the Federal Reserve Board's risk-based capital guidelines (73 percent at December 31, 1998), are considered unsecured general obligations of BNCCORP. They are redeemable, at the option of BNCCORP, at par plus accrued interest to the date of redemption, beginning on May 31, 2000. Payment of principal of the Notes may be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of BNCCORP.

An initial discount of $750,000 is being amortized to interest expense over the term of the Notes using the effective interest rate method.

The loan agreements of BNCCORP and BNC Financial, and the indenture pursuant to which the Subordinated Notes were issued, contain covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, incur indebtedness, allow liens or other encumbrances on property owned or acquired, or guarantee obligations of others (other than in the ordinary course of banking business). BNCCORP and its subsidiaries must also maintain certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other matters. BNCCORP and its subsidiaries were in compliance with or had obtained a waiver for all debt covenants as of December 31, 1998 and 1997.

10.   Stockholders' Equity:

BNCCORP and its subsidiary banks are subject to certain minimum capital requirements (see Note 11). In addition, certain regulatory restrictions exist regarding the ability of the subsidiary banks to transfer funds to BNCCORP in the form of cash dividends, loans or advances. Approval of the principal regulator is required for the Banks to pay dividends to BNCCORP in excess of the subsidiary banks' earnings retained in the current year plus retained net profits for the preceding two years.

11.   Regulatory Capital:

BNCCORP and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BNCCORP and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of BNCCORP and its banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and its banks to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1998, BNCCORP and its banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notifications from the Office of the Comptroller of the Currency categorized BNCCORP's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institutions' categories.

Actual capital amounts and ratios of BNCCORP and its subsidiary banks as of December 31 are also presented in the tables (dollar amounts in thousands):



                                                                            To be Well
                                                       For Capital       Capitalized Under
                                      Actual        Adequacy Purposes    Prompt Corrective
                                                                         Action Provisions
                                 -----------------  ------------------  --------------------
                                  Amount   Ratio     Amount    Ratio    Amount      Ratio
                                 --------- -------  --------- --------  --------  ----------
                                                              Greater             Greater
                                                              than or             than or
                                                              equal to            equal to
     As of December 31, 1998
Total Capital (to risk-weighted
   assets):
   Consolidated................  $ 34,680    11.0 % $ 25,216      8.0 %      N/A        N/A
   BNC-North Dakota............    21,900    10.3     17,091      8.0   $ 21,364       10.0 %
   BNC-Minnesota...............     7,433    10.3      5,778      8.0      7,223       10.0
Tier I Capital (to risk-weighted
   assets):
   Consolidated................    21,058     6.7     12,608      4.0        N/A        N/A
   BNC-North Dakota............    19,859     9.3      8,546      4.0     12,818        6.0
   BNC-Minnesota...............     6,621     9.2      2,889      4.0      4,334        6.0
Tier I Capital (to average
   assets):
   Consolidated................    21,058     5.5     15,278      4.0        N/A        N/A
   BNC-North Dakota............    19,859     6.5     12,242      4.0     15,303        5.0
   BNC-Minnesota...............     6,621     9.1      2,913      4.0      3,642        5.0
     As of December 31, 1997
Total Capital (to risk-weighted
   assets):
   Consolidated................  $ 32,849    12.2 % $ 21,551      8.0 %      N/A        N/A
   BNC-North Dakota............    21,535    10.8     16,014      8.0    $20,017       10.0 %
   BNC-Minnesota...............     5,742    10.2      4,482      8.0      5,603       10.0
Tier I Capital (to risk-weighted
   assets):
   Consolidated................    19,853     7.4     10,776      4.0        N/A        N/A
   BNC-North Dakota............    19,168     9.6      8,007      4.0     12,010        6.0
   BNC-Minnesota...............     5,191     9.3      2,241      4.0      3,362        6.0
Tier I Capital (to average
   assets):
   Consolidated................    19,853     5.9     13,380      4.0        N/A        N/A
   BNC-North Dakota............    19,168     6.8     11,238      4.0     14,047        5.0
   BNC-Minnesota...............     5,191     9.4      2,200      4.0      2,750        5.0

12.   Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                            1998                    1997
                                    ----------------------  --------------------
                                    Carrying      Fair      Carrying     Fair
                                     Amount       Value      Amount      Value
                                    ----------  ----------  ---------- ---------
Assets:
   Cash, due from banks and federal
      funds sold....................$  10,284   $  10,284   $  15,415  $  15,415
   Investment securities available
      for sale......................   96,601      96,601      94,624     94,624
   Loans and leases, net............  267,783     266,790     232,131    232,329
                                    ---------   ---------   --------- ----------
                                      374,668   $ 373,675     342,170  $ 342,368
                                                ==========             =========
   Other assets.....................   21,664                  18,833
                                    ---------                ---------
                                    $ 396,332               $ 361,003
                                    =========               ==========
Liabilities:
   Deposits, noninterest-bearing....$  28,475   $  28,475   $  25,795  $  25,795
   Deposits, interest-bearing.......  256,024     256,775     237,029    237,493
   Notes payable....................   79,936      80,672      68,315     68,833
                                    ----------  ---------   ---------- ---------
                                      364,435   $ 365,922     331,139  $ 332,121
                                                =========              =========
   Other liabilities................    6,642                   6,716
   Stockholders= equity.............   25,255                  23,148
                                    ----------              ----------
                                    $ 396,332               $ 361,003
                                    ==========              ==========

13.   Financial Instruments With Off-Balance-Sheet Risk:

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

Financial instruments with contract amounts representing credit risk are as follows as of December 31 (in thousands):
                                                  1998         1997
                                                ----------   ----------
         Commitments to extend credit........   $  82,311    $  52,168
         Letters of credit...................       1,840        1,418
                                                ----------   ----------
                                                $  84,151    $  53,586
                                                ==========   ==========

14.   Related-Party Transactions:

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

15.   Benefit Plans:

BNCCORP has a 401(k) plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Eligible employees may elect to defer up to 15 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of 5 percent of compensation. The Company made matching contributions  of  $180,000,  $132,000,  and  $99,000  in 1998,  1997 and  1996,
respectively. Under the investment options available under the 401(k) plan, employees may elect to invest their salary deferrals in BNCCORP stock.

16.   Commitments and Contingencies:

Employment Agreements and Noncompete Convenants. The Company has entered into three-year employment agreements with its chief executive officer ("CEO"), president and chief operating officer ("COO"), the presidents of BNC-North Dakota, BNC-North Dakota's Fargo Branch and BNC-Minnesota and the executive vice president of BNC-North Dakota's financial services division and general counsel of the Company (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements of the CEO and COO, if status as employees with BNCCORP is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of the Company, as defined in the agreements, then the CEO and COO will be paid a lump-sum amount equal to three times their current annual compensation. Under the remaining agreements, except for the agreement with the president of BNC-North Dakota's Fargo branch, if status as employees with the Company is terminated for any reason other than death, disability, cause, or if they terminate their employment for good reason, except in the event of a change in control of the Company, then these executives will be paid a lump-sum amount equal to 1/12th of their current annual compensation multiplied by the number of partial or full months remaining in the employment agreement. If status as employees with the Company is terminated following a change in control of the Company, then these executives will be paid a lump-sum amount equal to three times their current annual compensation.

In conjunction with the business combination with Lips & Lahr, the Company assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commission received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term which runs through December 31, 2000. Additionally, the contracts provide for the payment of deferred compensation for a term of ten years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officer's book of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. One of the Officers resigned subsequent to December 31, 1998 and is now acting as a consultant to BNC Insurance pursuant to a consulting agreement. Under this agreement, the Officer's annual salary is replaced with an annual consulting fee and the Company remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

In the business combination with Lips & Lahr, BNC Insurance assumed two additional non-compete agreements with former officers of Lips & Lahr. Monthly payments under these agreements, which commenced in 1996, are scheduled to continue into 2006.

Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 1998, 1997 and 1996, was $359,000, $350,000, and $339,000,
respectively. Minimum annual base lease payments for operating leases with remaining terms of greater than one year are as follows:

                        1999...............   $ 463,000
                        2000...............     434,000
                        2001...............     371,000
                        2002...............     300,000
                        2003...............     258,000
                        Thereafter.........     303,000

Property and Equipment. The Company plans to construct an office building in Fargo, North Dakota during 1999. The total cost to complete the construction and provide furniture and equipment for the building is estimated at between $4.0 and $4.5 million and will be funded though current operating profits. At December 31, 1998, the Company was not committed to any portion of this amount, however, a construction contract was signed during January 1999. The Company anticipates that excess office space in the new building will be rented out until such time as the Company's Fargo operations require use of the full building.

Legal Proceedings. On September 21, 1998 BancInsure, BNC-North Dakota insurer of employee fidelity, brought a declaratory judgment action in federal court against the bank and a former loan officer. The bank filed a proof of loss with BancInsure claiming a loss of $2.9 million resulting from the officer's unauthorized activities while she was a senior loan officer with the bank. The bank alleges that the officer's unauthorized activities consist of misrepresentations to management, conflicts of interest and breach of fiduciary duties in conjunction with her handling of her loan portfolio. BancInsure paid the bank the sum of $886,000 under a reservation of rights and in its lawsuit BancInsure requests that the court determine BancInsure's obligations to the bank under the fidelity insurance agreement it issued to the bank. BancInsure also requests that in the event the court determines that it is obligated to pay the bank under its insuring agreement, that a judgment of indemnity be entered for that amount against the officer. The bank filed a cross claim against the officer in the federal action for the losses sustained by the bank as a result of the officer's unauthorized activities. The state court action previously filed by the bank against the officer has been dismissed and the bank's claims against the officer will be litigated in the federal court action. The matter is set for trial in February 2000.

17.   Stock-Based Compensation:

BNCCORP's Stock Incentive Plan (the "Stock Plan"), is intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The Stock Plan, which is administered by the compensation committee of the board of directors (the "Committee"), provides for an authorization of 250,000 shares of common stock for issuance thereunder. Under the Stock Plan, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plan provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 1998, 25,000 restricted shares had been awarded under the Stock Plan. 20,000 shares of restricted stock vest in 33 1/3 percent increments during 1998, 1999 and 2000 and the remaining 5,000 shares vest 60 percent in 2001 and an additional 20 percent in each of 2002 and 2003. The Company records the compensation expense related to restricted stock over the applicable service period. A total of 172,200 options had been awarded under the Stock Plan as of December 31, 1998.

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998 and is also administered by the Committee. The Directors' Plan provides for 650 options to be issued to each nonemployee director of BNCCORP and its subsidiaries who is serving as a director immediately following each annual meeting of stockholders. The exercise price of stock options granted under the Directors' Plan is equal to the fair market value of a share of common stock on the date of grant. As of December 31, 1998, 4,550 options had been awarded under the Directors' Plan. The options are exercisable at a price of $17.75 per share and became fully vested on December 17, 1998.

The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for both the Stock Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 1998, 1997, or 1996. For the restricted stock issued under the Stock Plan, compensation cost charged to operations was $146,000 in 1998. There was no compensation cost related to restricted stock charged to operations during 1997 or 1996. Had compensation cost been determined on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and earnings per share ("EPS") would have been reduced as follows:

                                    1998            1997            1996
                                 -----------     ------------    -----------
Net Income:
   As Reported................   $2,267,000      $ 1,426,000     $1,170,000
   Pro Forma..................    2,118,000        1,412,000      1,137,000
Basic EPS:
   As Reported................         0.95             0.59           0.49
   Pro Forma..................         0.85             0.58           0.47
Diluted EPS:
   As reported................         0.91             0.59           0.49
   Pro Forma..................         0.80             0.58           0.47

A summary of the status of stock options under the Stock Plan and the Directors' Plan at December 31, 1998 and 1997 and changes during the years then ended, is presented in the tables and narrative below:

             Stock Plan                  1998                  1997
                                 ---------------------  --------------------
                                 Options    Weighted    Options    Weighted
                                    To       Average       to      Average
                                 Purchase   Exercise    Purchase   Exercise
                                  Shares      Price      Shares     Price
                                 ---------  ----------  ---------  ---------
    Outstanding, beginning of
    year.......................    27,926   $   10.00     30,000   $  10.00
    Granted....................   142,200       17.00         --         --
    Exercised..................     1,935       10.00         --         --
    Forfeited..................    21,981       15.92      2,074      10.00
                                 ---------  ----------  ---------  ---------
    Outstanding, end of year...   146,210   $   15.92     27,926   $  10.00
                                 ---------  ----------  ---------  ---------
    Exercisable, end of year...    18,088   $   10.00     16,756   $  10.00
                                 =========  ==========  =========  =========
    Weighted average fair value
      of options:
         Granted...............  $   7.60                     --
                                 =========              =========
         Exercised.............  $   4.50                     --
                                 =========              =========
         Forfeited.............  $   7.12               $   4.50
                                 =========              =========

          Directors' Plan                1998
                                 ---------------------
                                 Options    Weighted
                                    To       Average
                                 Purchase   Exercise
                                  Shares      Price
                                 ---------  ----------
    Outstanding, beginning of
    year.......................        --         --
    Granted....................     4,550   $  17.75
                                 ---------  ----------
    Outstanding, end of year...     4,550   $  17.75
                                 =========  ==========
    Exercisable, end of year...     4,550   $  17.75
                                 =========  ==========
    Weighted average fair value
    of options granted.........   $  6.58
                                 =========

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

                              Stock      Stock Plan     Director's
       Assumption           Plan 1998    1995 Grant      Plan 1998
                              Grant                        Grant
-------------------------  -----------  ------------  --------------
Dividend yield..........        0.00%         0.00%           0.00%
Risk-free interest rate.        5.63%         6.08%           5.49%
Expected life...........      7 years       7 years         5 years
Expected volatility.....       29.79%        28.69%          30.39%

Following is a summary of the status of options outstanding under each of the Company's plans at December 31, 1998:

                           Outstanding Options               Exercisable Options
                ------------------------------------------  --------------------
                                 Weighted
                                 Average         Exercise               Exercise
                  Number        Remaining         Price      Number       Price
                             Contractual Life
                -----------  -----------------   ---------  ----------  --------
Stock Plan:         22,610          6.5 years     $ 10.00      18,088   $ 10.00
                   123,600          9.0 years     $ 17.00          --        --
Director's Plan:     4,550          9.5 years     $ 17.75       4,550   $ 17.75

18.  Earnings Per Common Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:

                                          Net
                                        Income         Shares       Per-Share
                                      (Numerator)   (Denominator)     Amount
                                      ------------  --------------  -----------
                1998
     Basic earnings per share
Income available to common
stockholders.......................   $ 2,267,000       2,397,340     $   0.95
                                                                    ===========
Effect of dilutive shares
   Options.........................                        58,013
   Warrants........................                        48,182
                                                    --------------
     Diluted earnings per share:
Income available to common
stockholders.......................   $ 2,267,000       2,503,535   $     0.91
                                      ============  ==============  ===========

                1997
      Basic earnings per share:
Income available to common
stockholders.......................   $ 1,426,000       2,402,126   $     0.59
                                                                    ===========
Effect of dilutive shares
   Options.........................                         5,831
   Warrants........................                         4,791
                                                    --------------
     Diluted earnings per share:
Income available to common
stockholders.......................   $ 1,426,000       2,412,748   $     0.59
                                      ============  ==============  ===========

                1996
      Basic earnings per share:
Income available to common
stockholders.......................   $ 1,170,000      2,404,944    $     0.49
                                                                    ===========
Effect of dilutive shares
   Options.........................                         1,027
   Warrants........................                            --
                                                    --------------
     Diluted earnings per share:
Income available to common
stockholders.......................   $ 1,170,000       2,405,971   $     0.49
                                      ============  ==============  ===========

Warrants to purchase 50,000 shares of common stock at $12 per share were outstanding during all periods presented but were not included in the computation of diluted EPS for 1996 and portions of 1997 and 1998 because their effects were antidilutive. Additionally, options to purchase between 23,000 and 30,000 shares of common stock at $10 per share were outstanding during all periods presented but were not included in the computation of diluted EPS for the first half of 1996 and a portion of 1997 because their effects were antidilutive. Finally, options to purchase between 124,000 and 138,000 shares of common stock at $17 per share and 4,550 shares of common stock at $17.75 per share were outstanding during 1998 but were not included in the computation of diluted EPS for the second half of 1998 because their effects were antidilutive.

The following transaction occurred after December 31, 1998, which, had it taken place during fiscal 1998, would have changed the number of shares used in the EPS computations: 10,500 shares of restricted stock were issued on January 1, 1999.

19.  Segment Disclosures:

BNCCORP segments its operations into three separate business activities, based on the nature of the products and services for each segment: BNC - North Dakota, BNC - Minnesota, and BNC Financial.

The operations of BNC - North Dakota provide traditional community banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as providing servicing of loans to others. In addition to these banking services, BNC - North Dakota also provides brokerage and trust services along with selling insurance products.

BNC - Minnesota also provides traditional banking services, but this segment is identified primarily from its commercial banking activities in Minnesota.

BNC - Financial offers asset-based commercial financing. In addition, it also manages a consulting services division, which provides a number of services including pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies, which conform to generally accepted accounting principles. The information shown in the following tables have been restated to give the effect of any business combinations that have been accounted for under the pooling-of-interests method.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the company. The operating segments have been determined by how management has organized the business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the periods ended, December 31 (in thousands):

                                                   1998
                           -----------------------------------------------------
                              BNC-
                             North       BNC-      BNC-       Other
                            Dakota    Minnesota  Financial     (a)       Total
                           ---------  ---------  ---------  ---------  ---------
Net interest income........$   9,830  $   3,422  $   1,069  $   (603)   $ 13,718
Other revenue-external
   customers...............    3,944        868        208        30       5,050
Other revenue - from other
   segments................      216         --         --     4,423       4,639
Depreciation and
   amortization............    1,303        124         27        71       1,525
Equity in the net income
   of investees............       --         --         --     2,997       2,997
Other significant noncash
items:
   Provision for loan
   losses..................      871        330         89        --       1,290
Income tax expense.........      710        661        263      (341)      1,293
Segment profit.............    1,662        950        385     2,267       5,264
Segment assets.............  318,216     74,226     24,768    55,334     472,544
Expenditures for additions
   to assets...............      877        176         10        74       1,137



                                                   1998
                           -----------------------------------------------------
                                                  Inter-
                           Reportable   Other    segment           Consolidated
                            Segments    (a)    Elimination  Other      Total
                           ---------- -------- ----------- ------- -------------
Net interest income........$   14,321 $  (603)          --      -- $      13,718
Other revenue-external
   customers...............     5,020      30           --      --         5,050
Other revenue - from
   other segments..........       216   4,423   $   (4,639)     --             0
Depreciation and
   amortization............     1,454      71           --      --         1,525
Equity in the net income
   of investees............        --   2,997       (2,997)     --             0
Other significant noncash
items:
   Provision for loan
   losses..................     1,290      --           --      --         1,290
Income tax expense.........     1,634    (341)          --      --         1,293
Segment profit.............     2,997   2,267       (2,997)     --         2,267
Segment assets.............   417,210  55,334      (76,212)     --       396,332
Expenditures for additions
   to assets...............     1,063      74           --      --         1,137
---------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

                                                   1997
                           -----------------------------------------------------
                              BNC-
                             North       BNC-      BNC-       Other
                            Dakota    Minnesota  Financial     (a)       Total
                           ---------  ---------  ---------  ---------  ---------
Net interest income........$ 10,168   $   2,388  $     528  $   (501)  $  12,583
Other revenue-external
   customers...............   3,469         450        196         9       4,124
Other revenue - from
   other segments..........     155          --         --     2,972       3,127
Depreciation and
   amortization............   1,141         111         17        58       1,327
Equity in the net income
   of investees............      --          --         --     2,006       2,006
Other significant noncash
items:
   Provision for loan
   losses..................   2,260         258        101        --       2,619
Income tax expense.........     909         328         89      (282)      1,044
Segment profit.............   1,405         474        127     1,381       3,387
Segment assets............. 309,946      57,796     15,373    45,768     428,883
Expenditures for additions
   to assets...............   2,628          46          7        12       2,693


                                                   1997
                           -----------------------------------------------------
                                                  Inter-
                           Reportable   Other    segment           Consolidated
                            Segments    (a)    Elimination  Other      Total
                           ---------- -------- ----------- ------- -------------
Net interest income........$   13,084 $  (501)          -- $   45  $      12,628
Other revenue-external
   customers...............     4,115       9           --     --          4,124
Other revenue - from
   other segments..........       155   2,972  $    (3,127)    --              0
Depreciation and
amortization...............     1,269      58           --     --          1,327
Equity in the net income
   of investees............        --   2,006       (2,006)    --              0
Other significant noncash
items:
   Provision for loan
   losses..................     2,619      --           --     --          2,619
Income tax expense.........     1,326    (282)          --     --          1,044
Segment profit.............     2,006   1,381       (2,006)    45          1,426
Segment assets.............   383,115  45,768      (67,880)    --        361,003
Expenditures for additions
   to assets...............     2,681      12           --     --          2,693
---------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

                                                   1996
                           -----------------------------------------------------
                              BNC-
                             North       BNC-      BNC-       Other
                            Dakota    Minnesota  Financial     (a)       Total
                           ---------  ---------  ---------  ---------  ---------
Net interest income........$   8,827  $   1,160  $     203  $   (336)  $   9,854
Other revenue-external
   customers...............    3,379        149        108       139       3,775
Other revenue - from
   other segments..........      294         --         --     2,668       2,962
Depreciation and
   amortization............      931         92         16        49       1,088
Equity in the net income
   of investees............       --         --         --     1,741       1,741
Other significant noncash
items:
   Provision for loan
   losses..................      525        294         50        --         869
Income tax expense.........    1,536       (102)        16      (281)      1,169
Segment profit.............    1,910       (193)        24     1,215       2,956
Segment assets.............  258,662     39,086      5,763    31,311     334,882
Expenditures for additions
   to assets...............      838        553         57        14       1,462



                                                   1997
                           -----------------------------------------------------
                                                  Inter-
                           Reportable   Other    segment           Consolidated
                            Segments    (a)    Elimination  Other      Total
                           ---------- -------- ----------- ------- -------------
Net interest income........$   10,190 $  (336)         --       -- $       9,854
Other revenue-external
   customers...............     3,636     139          --  $   (45)        3,730
Other revenue - from
   other segments..........       294   2,668  $   (2,962)      --             0
Depreciation and
   amortization............     1,039      49          --       --         1,088
Equity in the net income
   of investees............        --   1,741      (1,741)      --             0
Other significant noncash
items:
   Provision for loan
   losses..................       869      --        (130)      --           739
Income tax expense.........     1,450    (281)         --       --         1,169
Segment profit.............     1,741   1,215      (1,741)     (45)        1,170
Segment assets.............   303,511  31,311     (45,343)      --       289,479
Expenditures for additions
   to assets...............     1,448      14          --       --         1,462
---------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

20. Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                                 Parent Company Only
                              Condensed Balance Sheets
                                  As of December 31
                   (In thousands, except share and per share data)

                                                        1998         1997
                                                      ----------  ------------
  Assets:
     Cash and short-term investments...............   $     353   $     1,068
     Investment in subsidiaries....................      33,151        28,847
     Loans.........................................         341           499
     Receivable from subsidiaries..................      20,106        14,248
     Deferred changes and intangible assets, net...         360           407
     Other.........................................       1,023           699
                                                      ----------  ------------
                                                      $  55,334   $    45,768
                                                      ==========  ============
  Liabilities and stockholders= equity:
     Notes payable.................................   $  29,148   $    21,979
     Accrued expenses and other liabilities........         931           641
                                                      ----------  ------------
                                                         30,079        22,620
                                                      ----------  ------------
     Preferred stock, $.01 par value, 2,000,000 shares
        Authorized; no shares issued or outstanding..        --            --
     Common stock, $.01 par value, 10,000,000 shares
        authorized; 2,390,184 and 2,402,126 shares
        issued and outstanding (excluding 42,880 and
        25,380 shares held in treasury) in 1998 and
        1997, respectively..........................         24            24
     Capital surplus...............................      13,951        13,786
     Retained earnings.............................      11,651         9,384
     Treasury stock (42,880 and 25,380 shares,
        respectively)..............................       (513)          (216)
     Unrealized holding gain on securities available
        for sale...................................         142           170
                                                      ----------  ------------
                                                         25,255        23,148
                                                      ----------  ------------
                                                      $  55,334   $    45,768
                                                      ==========  ============

                                 Parent Company Only
                           Condensed Statements of Income
                           For the Years Ended December 31
                                   (In thousands)

                                                   1998        1997       1996
                                                 ----------  ---------- --------
Income:
   Management fee income.......................  $   1,426  $      965 $     927
   Interest....................................      1,623         847       210
   Other.......................................         30           9       138
                                                 ----------  ---------- --------
      Total income.............................      3,079       1,821     1,275
                                                 ----------  ---------- --------
Expenses:
   Interest....................................      2,226       1,348       546
   Personnel expense...........................      1,268         849       965
   Legal and other professional................        188         103       155
   Depreciation and amortization...............         71          58        49
   Other.......................................        397         370       367
                                                 ----------  ---------- --------
      Total expenses...........................      4,150       2,728     2,082
                                                 ----------  ---------- --------
Loss before income tax benefit and equity in
   undistributed income of subsidiaries........     (1,071)       (907)    (807)
Income tax benefit.............................        341         282       281
                                                 ----------  ---------- --------
Loss before equity in undistributed income of
   subsidiaries................................       (730)       (625)    (526)
Equity in undistributed income of subsidiaries.      2,997       2,006     1,741
                                                 ----------  ---------- --------
      Net income...............................  $   2,267   $   1,381  $  1,215
                                                 ==========  ========== ========

                                 Parent Company Only
                         Condensed Statements of Cash Flows
                           For the Years Ended December 31
                                   (In thousands)
                                                        1998     1997     1996
                                                      -------- -------- --------
Cash flows from operating activities:
   Net income.......................................  $  2,267 $  1,381 $ 1,215
   Adjustments to reconcile net income to net cash
      used in operating activities -
      Depreciation and amortization.................        53       48      49
      Equity in undistributed income of subsidiaries (2,997) (2,006) (1,741) Change in prepaid expenses and other
         receivables................................    (5,858) (10,174) (3,816)
      Change in accrued expenses and other
         liabilities................................       290      456     (71)
      Other.........................................         7       64    (392)
                                                      --------- -------- -------
         Net cash used in operating activities......    (6,238) (10,231) (4,756)
                                                      --------- -------- -------
Cash flows from investing activities:
   Net increase (decrease) in loans.................      (158)     (46)      1
   Increase in investment in subsidiaries ..........    (1,307)    (641) (8,700)
   Sale (purchases) of premises, leasehold
      improvements and equipment....................       (67)     (12)     50
   Dividends received...............................        --       --     700
                                                      --------- -------- -------
         Net cash used in investing activities......    (1,532)    (699) (7,949)
                                                      --------- -------- -------
Cash flows from financing activities:
   Repayments of long-term borrowings...............    (9,785) (21,190) (1,004)
   Proceeds from long-term borrowings...............    16,870   32,875   7,899
   Amortization of discount on subordinated notes...        84       46      --
   Amortization of deferred charges.................        18       10      --
   Purchase of treasury stock                             (297)      --      --
   Other, net.......................................       165       --      (7)
                                                      --------- -------- -------
         Net cash provided by financing activities..     7,055   11,741   6,888
                                                      --------- -------- -------
Net increase (decrease) in cash and cash equivalents      (715)     811  (5,817)
Cash and cash equivalents, beginning of year........     1,068      257   6,074
                                                      ========= ======== =======
Cash and cash equivalents, end of year..............  $    353  $ 1,068  $  257
                                                      ========= ======== =======
Supplemental cash flow information:
   Interest paid....................................  $  2,187  $ 1,262  $  524
                                                      ========= ======== =======
   Income tax payments received from subsidiary
      banks, net of income taxes paid...............  $    438  $   322  $  441
                                                      ========= ======== =======

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                          PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.  Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

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

   (b) Reports on Form 8-K.
      No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                                      Name of Issuer
                                                      By:   /s/ Tracy Scott
                                                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 1999.

                                          Chairman of the Board, Chief Executive
             /s/ Tracy Scott                         Officer and Director
                                                 (Principal Executive Officer)
                                          President, Chief Operating Officer and
       /s/ Gregory K. Cleveland                            Director
                                                 (Principal Financial Officer)
                                                (Principal Accounting Officer)
   /s/ Jon E. Strinden                                     Director

   /s/ Kevin D. Pifer                                      Director

   /s/ John A. Hipp, M.D.                                  Director

   /s/ Richard M. Johnson, Jr.                             Director

   /s/ John M. Schaffer                                    Director

   /s/ Jerry R. Woodcox                                    Director

   /s/ Brad J. Scott                                       Director

                                 EXHIBIT INDEX


--------------------------------------------------------------------------------
 Exhibit
   No.                             Exhibit Description
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.1 Plan of merger of BNCCORP, Inc., a North Dakota corporation into BNCCORP, INC., a Delaware corporation, incorporated by reference to
          Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.2 Branch Purchase and Assumption Agreement dated as of January 31,
          1995 between Metropolitan Federal Bank, fsb and Bismarck National Bank, a national banking association, incorporated by reference to
          Exhibit 2.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.3 Stock Purchase Agreement dated as of June 7, 1995, by and among the Company, Gregory Cleveland, Tracy Scott and Community First Bankshares, Inc., incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.4 Agreement and Plan of Merger of the First National Bank of Linton
          with and into BNC National Bank dated as of July 28, 1995, incorporated by reference to Exhibit 2.4 to the Registrant's Form 10-KSB dated as of March 29, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.5 Contract for Sale of Assets dated December 31, 1996 by and between Gregory K. Cleveland, P.C. and BNC National Bank, incorporated by reference to Exhibit 2.5 to the Registrant's Form 10-KSB dated as of March 26, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.6 Stock Purchase Agreement dated February 26, 1997 by and between BNC National Bank and Shareholders of J.D. Meier Insurance Agency, incorporated by reference to Exhibit 2.6 to the Registrant's Form 10-KSB dated as of March 26, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      2.7 Amended and Restated Agreement and Plan of Merger dated December 19, 1997 among BNCCORP, Inc., J.D. Meier Insurance Agency, Inc. and Lips & Lahr, Inc., William Wade, Dale Ely, Laif Olson, Richard Lahr and David Clausnitzer, incorporated by reference to Exhibit 2.7 to the Registrant's Form 10-KSB dated as of March 25, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
          on Form SB-2 (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration
          No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      4.1 Specimen of Common  Stock  Certificate,  incorporated  by reference to
          Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      4.2 Warrant to Subscribe for and Purchase Common Stock of BNCCORP, Inc.
          by and between the Company and Dain Bosworth Incorporated, incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB dated as of March 29, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      4.3 Form of Indenture by and between BNCCORP, Inc. and Firstar Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-26703).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.1 Form of Indemnity Agreement by and between the Company and each of the Company's Directors, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.2 Form of Employment Agreement between the Company and each of Tracy
          J. Scott, Gregory K. Cleveland, and Brad J. Scott, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.3 Form of BNCCORP, INC. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.4 Employment Agreement between the Company, Bismarck National Bank and Thomas Resch, incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369) as amended by Amendment dated June 1, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.5 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the BNCCORP, INC. 1995 Stock Incentive Plan dated as of June 7, 1995, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-KSB dated as of March 29, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.6 Term Loan Agreement dated February 19, 1996 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to
          Exhibit  10.6 to the  Registrant's  Form 10-KSB  dated as of March 29,
          1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.7 Revolving Credit Agreement dated February 19, 1996 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-KSB dated as of March 29, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.8 Amendment to Term Loan Agreement and Term Note dated February 11,
          1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-KSB dated as of March 26, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     10.9 Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 11, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-KSB dated March 26, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.10 Revolving Credit Agreement dated September 27, 1996 by and between
          BNC Financial Corporation and Bank Windsor, incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB dated March 26, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.11 Second Amendment to Term Loan Agreement and Term Note dated July 16, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-QSB dated August 13, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.12 Second Amendment to Revolving Credit Agreement and Revolving Credit Note dated July 16, 1997 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-QSB dated August 13, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.13 Third Amendment to Term Loan Agreement and Term Note dated February 19, 1998 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-KSB dated as of March 25, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.14 Third Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 19, 1998 by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-KSB dated as of March 25, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.15 Form of Stock Option Agreement for the Grant of Incentive Stock Options Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of January 2, 1998 between the Company and each of Tracy J. Scott,
          Gregory K. Cleveland, Brad J. Scott, Thomas J. Resch and John A. Malmberg, incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-KSB dated as of March 25, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.16 Contract of Sale dated as of August 29, 1997, by and between BNC National Bank and Preferred Investment Services, Inc., incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-KSB dated as of March 25, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.17 Assignment Agreement dated as of August 29, 1997, by and between Preferred Investment Services, Inc. and BNC National Bank, incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-KSB dated as of March 25, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.18 Form of Amended and Restated Employment Agreement Between J.D. Meier Insurance Agency, Inc. and each of David Clausnitzer, Dale Ely, Richard Lahr and Laif Olson, dated as of June 30, 1998, incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB dated as of August 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.19 Letter of Amendment to Term Loan Agreement and Subsequent Amendments by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., dated as of July 14, 1998, incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-QSB dated as of August 13, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.20 Letter of Amendment to Revolving Credit Agreement and Subsequent Amendments by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc. dated as of July 14, 1998, incorporated by reference to Exhibit
          10.20 to the Registrant's Form 10-QSB dated as of August 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.21 Restricted Stock Agreement Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of June 15, 1998 between BNCCORP, Inc. and Kevin Pifer, incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-QSB dated as of August 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.22 Employment Agreement Among BNCCORP, Inc., BNC National Bank and
          Kevin D. Pifer dated as of June 15, 1998, incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-QSB dated as of August 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.23 Employment Agreement Among BNCCORP, Inc., BNC National Bank and
          David J. Sorum dated as of October 13, 1998, incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-QSB dated as of November 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.24 Revolving Credit Agreement dated August 14, 1998 by and between BNC Financial Corporation and Firstar Bank Milwaukee, N.A., incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-QSB dated as of November 13, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.25 Employment Agreement Among BNCCORP, Inc., BNC National Bank of Minnesota and James LaBreche dated as of March 1, 1999, incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-KSB dated as of March 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.26 Employment Agreement Among BNCCORP, Inc., BNC National Bank and
          Kevin D. Pifer, amended, dated as of June 15, 1998, incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-KSB dated as of March 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.27 Employment Agreement Among BNCCORP, Inc., BNC National Bank and Jon Strinden, dated as January 1, 1999, incorporated by reference to
          Exhibit 10.27 to the Registrant's Form 10-KSB dated as of March 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.28 Form of Restricted Stock Agreement Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of October 15, 1998, January 1, 1999 and March 1, 1999 between BNCCORP, Inc. and David J. Sorum, Jon E. Strinden and James D. LaBreche, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB dated as of March 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.29 Amendment to Term Loan Agreement and Term Note by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., dated as of February 19, 1999, incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-KSB dated as of March 29, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    10.30 Amendment to Revolving Credit Agreement and Revolving Credit Note by and between Firstar Bank Milwaukee, N.A. and BNCCORP, Inc., dated as of February 19, 1999, incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-KSB dated as of March 29, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     21.1 Subsidiaries of Company.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     23.1 Consent of Arthur Andersen LLP
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       27 Financial Data Schedule
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------