Form 10-Q
period 1999-03-31
BNCCORP INC
filed 1999-05-14
CIK 945434

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                        -----

                                      FORM 10-Q

                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 For the transition period from ________ to ________


                             Commission File No. 0-26290


                                    BNCCORP, INC.
            (Exact name of registrant issuer as specified in its charter)

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


      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the Registrant's outstanding common stock on May 1, 1999 was 2,410,980

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                           BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)

                      ASSETS                             March 31,  December 31,
                                                          1999        1998
                                                         ----------  ----------
                                                        (unaudited)
CASH AND DUE FROM BANKS.................................$   6,132   $   7,475
INTEREST - BEARING DEPOSITS WITH BANKS..................    2,053       2,809
INVESTMENT SECURITIES AVAILABLE FOR SALE................   83,459      96,601
LOANS AND LEASES, net of unearned income................  265,931     270,876
ALLOWANCE FOR CREDIT LOSSES.............................   (3,048)     (3,093)
                                                        ----------  ----------
   Net loans and leases.................................  262,883     267,783
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net.....    9,008       8,827
INTEREST RECEIVABLE.....................................    2,470       2,618
OTHER ASSETS............................................    6,261       6,163
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.............    3,760       4,056
                                                        ----------  ----------

                                                        $ 376,026   $ 396,332
                                                        ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing..................................$  24,564   $  28,475
   Interest-bearing -
      Savings, NOW and money market.....................   83,498      89,887
      Time deposits $100,000 and over...................   39,844      39,162
      Other time deposits...............................  132,184     126,975
   Total deposits.......................................  280,090     284,499
SHORT-TERM BORROWINGS...................................   33,365      49,290
LONG-TERM BORROWINGS....................................   31,555      30,646
OTHER LIABILITIES.......................................    5,787       6,642
                                                        ----------  ----------

      Total liabilities.................................  350,797     371,077
                                                        ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding.......       --          --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,409,980 and 2,390,184  shares issued
      and outstanding  (excluding  42,880 shares held in
      treasury) at March 31, 1999 and December 31, 1998,
      respectively......................................       24          24
   Capital surplus......................................   14,003      13,951
   Retained earnings....................................   11,909      11,651
   Treasury stock (42,880 shares).......................     (513)       (513)
   Accumulated other comprehensive income, net of income
      tax effects of $87 and $97, respectively..........     (194)         142
                                                        ----------  ----------

      Total stockholders' equity........................   25,229      25,255
                                                        ----------  ----------

                                                        $ 376,026   $ 396,332
                                                        ==========  ==========
    The accompanying notes are an integral part of these consolidated balance sheets.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        For the Three Months Ended March 31
                        (In thousands, except per share data)


                                                           1999         1998
                                                         ---------   ----------
                                                              (unaudited)

INTEREST INCOME:
   Interest and fees on loans............................$  6,163    $   5,771
   Interest and dividends on investment securities -
      Taxable............................................    1,333        1,331
      Tax-exempt.........................................       51           16
      Dividends..........................................       55          110
   Other.................................................       15           28
                                                         ---------   ----------
      Total interest income..............................    7,617        7,256
                                                         ---------   ----------
INTEREST EXPENSE:
   Interest on deposits..................................    3,019        2,798
   Interest on short-term borrowings.....................      607          630
   Interest on long-term borrowings......................      637          490
                                                         ---------   ----------
      Total interest expense.............................    4,263        3,918
                                                         ---------   ----------
      Net interest income................................    3,354        3,338
PROVISION FOR CREDIT LOSSES..............................      249           83
                                                         ---------   ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES....    3,105        3,255
                                                         ---------   ----------
NONINTEREST INCOME:
   Insurance commissions.................................      538          374
   Fees on loans.........................................      432          326
   Service charges.......................................      125          149
   Brokerage income......................................      125           11
   Rental income.........................................       11           11
   Net gain on sales of securities.......................       53           18
   Other.................................................      275          235
                                                         ---------   ----------
      Total noninterest income...........................    1,559        1,124
                                                         ---------   ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits........................    2,282        1,841
   Depreciation and amortization.........................      397          371
   Occupancy.............................................      306          266
   Professional services.................................      296          153
   Office supplies, telephone and postage................      227          180
   Marketing and promotion...............................      156          101
   FDIC and other assessments............................       47           45
   Other.................................................      381          296
                                                         ---------   ----------
      Total noninterest expense..........................    4,092        3,253
                                                         ---------   ----------
INCOME BEFORE TAXES......................................      572        1,126
INCOME TAXES.............................................      218          436
                                                         ---------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE.............................................      354          690
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET
   OF INCOME TAX EFFECTS.................................     (96)           --
                                                         ---------   ----------
NET INCOME...............................................$    258    $     690
                                                         =========   ==========

                         BNCCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income, con't
                       For the Three Months Ended March 31
                      (In thousands, except per share data)


BASIC EARNINGS PER COMMON SHARE:
   Income before cumulative effect of change in accounting
      princple.............................................$    0.15    $ 0.29
   Cumulative  effect of  change  in  accounting  principle,
      net of  income tax effects...........................    (0.04)       --
                                                           ---------  ---------
   Net income..............................................$   0.11   $    0.29
                                                           =========  =========
DILUTED EARNINGS PER COMMON SHARE:
   Income before cumulative effect of change in accounting
       princple............................................$   0.15   $    0.28
   Cumulative  effect of  change  in  accounting  principle,
       net of  income tax effects..........................   (0.04)         --
                                                           ---------  ---------
   Net income..............................................$   0.11   $    0.28
                                                           =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income
                         For the Three Months Ended March 31
                                   (In thousands)


                                                          1999        1998
                                                         -------     -------
                                                             (unaudited)
                                                                     -------
NET INCOME...........................................    $  258      $  690
OTHER COMPREHENSIVE LOSS--
   Unrealized losses on securities:
      Unrealized holding losses arising during the
      period, net of income tax effects of $207
      and $10........................................      (336)        (26)
      Less: reclassification adjustment for gains
      included in net income, net of income tax
      effects of $19 and $7..........................      (34)        (11)
                                                         -------     -------
OTHER COMPREHENSIVE LOSS.............................      (370)        (37)
                                                         -------     -------
COMPREHENSIVE INCOME (LOSS)..........................    $ (112)     $  653
                                                         =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                     For the Three Months Ended March 31, 1999
                         (In thousands, except share data)


                                                                             Accumulated
                                                                                Other
                             Common Stock       Capital  Retained   Treasury  Comprehensive
                            Shares     Amount   Surplus  Earnings    Stock       Income     Total
                           --------   -------   -------  --------   ------     ---------    -------

Balance, December 31, 1998.2,433,064  $    24   $13,951  $11,651    $(513)      $    142    $ 25,255

   Net income (unaudited)..      --        --        --      258       --             --         258

   Other comprehensive loss --

      Change in unrealized
      holding gain on
      securities available
      for sale, net of
      income tax effects
      (unaudited)..........      --        --        --       --       --           (336)      (336)

   Other (unaudited).......  19,796        --        52       --       --             --         52
                           --------   -------   -------  -------   -------     ---------     -------

Balance, March 31, 1999
   (unaudited).............2,452,860  $    24   $14,003  $11,909   $ (513)      $  (194)     $25,229
                           ========   =======   =======  =======   =======     =========     =======





  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31
                                   (In thousands)


                                                              1999       1998
                                                           ----------  ---------
                                                                (unaudited)

OPERATING ACTIVITIES:
   Net Income..............................................$     258   $    690
   Adjustments to reconcile net income to net cash provided
      by operating activities --
      Provision for credit losses..........................      249         83
      Depreciation and amortization........................      255        218
      Amortization of intangible assets....................      137        149
      Net discount accretion on securities.................       (8)       (51)
      Proceeds from loans recovered........................       94          4
      Change in interest receivable and other assets, net..      410        817
      Loss on sale of bank premises and equipment..........       16         --
      Net realized gains on sales of investment securities.      (53)       (18)
      Change in other liabilities, net.....................     (855)      (346)
      Originations of loans to be sold.....................  (14,514)   (11,893)
      Proceeds from sale of loans..........................   14,514     11,893
                                                           ----------  ---------
         Net cash provided by operating activities.........      503      1,546
                                                           ----------  ---------
INVESTING ACTIVITIES:
   Net change in federal funds sold........................       --     (3,200)
   Purchases of investment securities......................  (82,015)   (23,964)
   Proceeds from sales of investment securities............   19,622     21,146
   Proceeds from maturities of investment securities.......   75,053     11,858
   Net decrease in loans...................................    4,558      2,740
   Additions to premises, leasehold improvements and
     equipment.............................................     (452)      (172)
                                                           ----------  ---------
         Net cash provided by investing activities.........   16,766      8,408
                                                           ----------  ---------
FINANCING ACTIVITIES:
   Net decrease in demand, savings, NOW and
           money market accounts...........................  (10,300)   (11,231)
   Net increase (decrease) in time deposits................    5,891     (3,362)
   Net decrease in short-term borrowings...................  (15,925)      (236)
   Repayments of long-term borrowings......................  (18,733)    (9,795)
   Proceeds from long-term borrowings......................   19,620      9,285
   Other...................................................       79         40
                                                           ----------  ---------
         Net cash used in financing activities.............  (19,368)   (15,299)
                                                           ----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................   (2,099)    (5,345)
CASH AND CASH EQUIVALENTS, beginning of period.............   10,284     15,415
                                                           ----------  ---------
CASH AND CASH EQUIVALENTS, end of period...................$   8,185   $ 10,070
                                                           ==========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid...........................................$   4,227   $  4,051
                                                           ==========  =========
   Income taxes paid.......................................$     123   $    209
                                                           ==========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                        BNCCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1999


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

The unaudited consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1999.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1998. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1998 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto.


NOTE 2 -- Reclassifications

Certain of the 1998  amounts  have been  reclassified  to conform  with the 1999
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.


NOTE 3 -- Acquisitions and Divestitures

On January 1, 1998, the Company acquired Lips & Lahr, Inc. ("Lips & Lahr") in a business combination accounted for as a pooling of interests. Lips & Lahr, which engages in the insurance business was merged into J.D. Meier Insurance Agency, Inc. and became a wholly owned subsidiary of BNC National Bank ("BNC -- North Dakota") through the exchange of 63,406 shares of the Company's stock for all of the outstanding stock of Lips & Lahr. The name of the combined agency was subsequently changed to BNC Insurance, Inc. Under the provisions of the agreement and plan of merger related to the business combination, former stockholders of Lips & Lahr had the right to receive additional shares of BNCCORP common stock on the first anniversary of the initial share
distribution   date  based  on  a  formula   relating  to  final  resolution  of
contingencies pending at the consummation date. In March 1999, the Company issued 3,296 shares of BNCCORP common stock to the former stockholders of Lips & Lahr. These shares represented final resolution of all contingencies existing at the time of consummation of the business combination. The accompanying financial statements as of and for the three months ended March 31, 1999 and 1998 reflect financial condition and the combined operations of the companies.

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning acquisitions. At the present time, the Company has no binding commitments or agreements regarding acquisitions, but additional agreements may be negotiated or entered into in the future.

NOTE 4 -- Earnings per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended March 31:

                                               Net                          Per-Share
                                             Income          Shares          Amount
                                          ------------    ------------     -----------
                   1999
Basic earnings per share:
Income before cumulative effect of
      change in accounting principle......$   354,000        2,405,891     $     0.15
Cumulative effect of change in
      accounting principle, net of
      income tax effects..................    (96,000)       2,405,891          (0.04)
                                          ------------    ------------     -----------
Income available to common stockholders... $   258,000        2,405,891     $     0.11
                                          ============                     ===========
Effect of dilutive shares --
      Options.............................                           --
      Warrants............................                           --
                                                           ------------
Diluted earnings per share:
Income before cumulative effect of
      change in accounting principle...... $   354,000        2,405,891     $     0.15
                                          ------------     ------------    -----------
Cumulative effect of change in
      accounting principle, net of
      income tax effects..................     (96,000)       2,405,891          (0.04)
                                          ------------     ------------     -----------
Income available to common stockholders... $   258,000        2,405,891     $     0.11
                                          ============     ============     ===========


                   1998
Basic earnings per share:
Income available to common stockholders... $   690,000        2,401,584     $     0.29
                                                             ===========
Effect of dilutive shares--
      Options.............................                       20,197
      Warrants............................                       16,641
                                                             ------------
Diluted earnings per share:
Income available to common stockholders... $   690,000        2,438,422     $     0.28
                                          ============       ============   ===========

                                       9

Warrants to purchase 50,000 shares of common stock at $12 per share and options to purchase 120,134 shares of common stock at prices ranging from $10 to $17.75 were outstanding during the quarter ended March 31, 1999 but were not included in the computation of diluted EPS because their effects were antidilutive. Additionally, the following transaction occurred after March 31, 1999, which, had it taken place during the quarter ended March 31, 1999, would have changed the number of shares used in the EPS computations: 1,000 shares of restricted stock were issued on April 1, 1999.

NOTE 5 -- Segment Disclosures

BNCCORP segments its operations into three separate business activities, based on the nature of the products and services for each segment: BNC--North Dakota, BNC National Bank of Minnesota ("BNC--Minnesota") and BNC Financial Corporation ("BNC Financial").

The operations of BNC--North Dakota provide traditional community banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as providing servicing of loans to others. In addition to these banking services, BNC--North Dakota also provides brokerage and trust services along with selling insurance products.

BNC--Minnesota also provides traditional banking services, but this segment is identified primarily from its commercial banking activities in Minnesota.

BNC--Financial offers asset-based commercial financing. In addition, it also manages a consulting services division, which provides a number of services including pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in the audited consolidated financial statements for the year ended December 31, 1998, which conform to generally accepted accounting principles. The information shown in the following tables have been restated to give the effect of any business combinations that have been accounted for under the pooling-of-interests method.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how management has organized the business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the periods ended, March 31 (in thousands):


                                         1999                                                1998
                    -----------------------------------------------    ------------------------------------------------
                     BNC-      BNC-       BNC-     Other                BNC-      BNC-       BNC-      Other
                      ND        MN      Financial   (a)      Total       ND        MN      Financial    (a)      Total
                    ------    ------    --------   ------    ------    -------   ------    --------   -------    ------
Net interest income $2,350    $  856    $    313   $(165)    $3,354    $ 2,460   $  755    $    284   $ (161)    $3,338
Other revenue-
    external
   customers.......  1,211       211         136        1     1,559        883      160          53        28     1,124
Intersegment
    revenue........     63        --          --      853       916         61       --          --     1,231     1,292
Segment profit
    before taxes...    355       248         234      189     1,026        774      383         222       612     1,991
Income tax expense     107       103          95     (87)       218        268      156          90      (78)       436
Segment profit
   before
   cumulative effect
   of  change in
   accounting
   principle.......    248       145         139      276       808        506      227         132       690     1,555
Cumulative effect
   of  change in
   accounting
   principle, net of
   income tax
   effects.......       43        35          --       18        96         --       --          --        --        --
Segment profit...      205       110         139      258       712        506      227         132       690     1,555
Segment assets...  298,350    74,985      25,629   55,457    454,421   305,309   61,351      15,774    46,012    428,446

-----------------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

Reconciliation of segment profit to consolidated results:


                                         1999                1998
                                    ---------------     ---------------
Segment profit before taxes.....    $        1,026      $        1,991
Income tax expense..............              (218)               (436)
                                    ---------------     ---------------
Segment profit before cumulative
   effect of change in accounting
   principle....................               808               1,555
Cumulative effect of change in
    accounting principle, net of
    income tax effects..........               (96)                 --
Elimination of intersegment profit            (454)               (865)
                                    ---------------     ---------------
Consolidated net income.........    $          258      $          690
                                    ===============     ===============

NOTE 6--Recently Issued Accounting Standards

On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 did not require restatement of prior period financial statements. The impact of adoption of SOP 98-5 is presented in the interim consolidated financial statements as a cumulative effect of change in accounting principle.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

The Company plans to adopt SFAS 133 on January 1, 2000 and is currently in the process of developing applicable policy statements, effecting any necessary system changes and quantifying the impact of the adoption of SFAS 133 on its financial statements. Adoption of the accounting standard could increase volatility in earnings and other comprehensive income.

NOTE 7--Subsequent Event

See Item 1 of Part II, "Legal Proceedings."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Comparison of Financial Condition at March 31, 1999 and December 31, 1998

Assets. Total assets decreased $20.3 million, or 5 percent, from $396.3 million at December 31, 1998 to $376.0 million at March 31, 1999. The following table presents the Company's assets by category as of March 31, 1999 and December 31, 1998 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                                        Assets

                                                                           Change
                                                                   ----------------------
                                     March 31,     December 31,
                                        1999           1998            $            %
                                     ----------    ------------    ----------    --------
Cash and due from banks..........    $    6,132    $      7,475    $  (1,343)       (18)%
Interest-bearing deposits with banks      2,053           2,809         (756)       (27)%
Investment securities available for
sale.............................        83,459          96,601      (13,142)       (14)% (a)
Loans and leases, net............       262,883         267,783       (4,900)        (2)%
Premises, leasehold improvements
and equipment, net...............         9,008           8,827          181           2%
Interest receivable..............         2,470           2,618         (148)        (6)%
Other assets.....................         6,261           6,163           98           2%
Deferred charges and intangible
assets, net......................         3,760           4,056         (296)        (7)%
                                     ----------    ------------    ----------
      Total assets...............    $  376,026    $    396,332    $ (20,306)        (5)%
                                     ==========    ============    ==========

--------------------


(a) The Company's securities position had to be increased, on a short term basis, in order to provide adequate pledges for increased municipal deposits at December 31, 1998. The short term securities were sold subsequent to December 31, 1998 to fund withdrawals from the municipal deposit accounts. See "--Liabilities."

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three month period ending March 31, 1999 (amounts are in thousands):

                                             Three Months
                                                 Ended
                                               March 31,
                                                 1999
                                             -------------
                                              (Unaudited)
Balance, beginning of period.................$      3,093
Provision for credit losses..................         249
Loans charged off............................        (388)
Loans recovered..............................          94
                                             -------------
Balance, end of period.......................$      3,048
                                             =============
Ending loan portfolio .......................$    265,931
                                             =============
Allowance for credit losses as a percentage of
      ending loan portfolio..................        1.15%

As of March 31, 1999, the Company's allowance for credit losses stands at 1.15 percent of total loans as compared to 1.14 percent at December 31, 1998 and 1.34 percent one year ago. Net charge-offs as a percentage of average loans for the three month periods ended March 31, 1999 and 1998 were .11 and .02 percent, respectively.

The Company maintains its allowance for credit losses at a level considered adequate to provide for anticipated losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for credit losses. See "Year 2000 Issue--Customer Year 2000 Preparedness." Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for credit losses in the periods in which they become known. The adequacy of the allowance for credit losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for credit losses is adequate to absorb any losses on existing loans that may become uncollectible, judgment of the adequacy of the allowance is necessarily approximate and imprecise, and there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                                 March 31,      December 31,
                                                   1999             1998
                                              ---------------  ---------------

                                                (Unaudited)    ---------------

Nonperforming loans:
      Loans 90 days or more delinquent and
            still accruing interest..........$            12  $           307
      Nonaccrual loans........................          1,218            2,042
      Restructured loans......................             34               44
                                              ---------------  ---------------
Total nonperforming loans.....................          1,264            2,393
      Other real estate owned.................          2,112            2,112
                                              ---------------  ---------------
Total nonperforming assets....................$         3,376  $         4,505
                                              ===============  ===============
Allowance for credit losses...................$         3,048  $         3,093
                                              ===============  ===============
Ratio of total nonperforming assets to total
      assets..................................          0.90%            1.14%
Ratio of total nonperforming loans to total
      loans...................................          0.48%            0.88%
Ratio of allowance for credit losses to total
      nonperforming loans.....................        241.14%          129.25%

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

Liabilities. Total liabilities decreased $20.3 million, or 5 percent, from $371.1 million at December 31, 1998 to $350.8 million at March 31, 1999. The following table presents the Company's liabilities by category as of March 31, 1999 and December 31, 1998 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                                    Liabilities

                                                                         Change
                                                                 -----------------------
                                  March 31,     December 31,
                                    1999            1998             $             %
                                 -----------    -------------    ----------     --------
DEPOSITS:
Noninterest - bearing........    $    24,564    $      28,475    $  (3,911)        (14)%
Interest - bearing--
      Savings, NOW and
      money market...........         83,498           89,887       (6,389)         (7)% (a)
      Time deposits $100,000
      and over...............         39,844           39,162          682            2%
      Other time deposits....        132,184          126,975        5,209            4%
Short-term borrowings........         33,365           49,290      (15,925)        (32)% (b)
Long-term borrowings.........         31,555           30,646          909            3%
Other liabilities............          5,787            6,642         (855)        (13)%
                                 -----------    -------------    ----------
      Total liabilities......    $   350,797    $     371,077    $ (20,280)         (5)%
                                 ===========    =============    ==========

-------------------

(a) The December 31, 1998 balance in this category was inflated due to large municipal deposits received in December 1998. See "--Assets." A significant amount of these deposits were withdrawn during the first quarter of 1999.

(b) The reduction in short-term borrowings was primarily due to a reduction in BNC--North Dakota's repurchase agreement with the Federal Home Loan Bank ("FHLB") which totaled $15 million at December 31, 1998 as compared to $2 million at March 31, 1999.

Stockholders' Equity. The Company's equity capital decreased $26,000 between December 31, 1998 and March 31, 1999. This decrease resulted from the $258,000 of earnings recorded for the three months ended March 31, 1999, $21,000 of additional capital surplus related to the issuance of restricted stock under the Company's stock incentive plan and $31,000 of additional capital surplus relating to the final share issuance in the business combination with Lips & Lahr (see Note 3), offset by a $336,000 decrease in the net unrealized holding gain on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of March 31, 1999:

                                Tier 1           Total
                                 Risk-           Risk-          Tier 1
                                 Based           Based         Leverage
                                 Ratio           Ratio           Ratio
                              -----------     ------------    -----------
Consolidated...............        7.03%           11.53%          5.51%
BNC--North Dakota..........        9.85            10.80           6.37
BNC--Minnesota.............        9.25            10.37           9.18

As of March 31, 1999, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" for prompt corrective action provisions.

No major capital expenditures were made during the quarter ended March 31, 1999. The Company plans to construct an office building in Fargo, North Dakota during 1999. The total cost to complete the construction and provide furniture and equipment for the building is estimated at between $4.0 and $4.5 million and will be funded through current operating profits.

                   Comparison of Operating Results for the
                  Three Months Ended March 31, 1999 and 1998

General. Net income for the three months ended March 31, 1999, before the cumulative effect of a change in accounting principle, was $354,000 as compared with $690,000 for the three months ended March 31, 1998. Net income after the cumulative effect of the change in accounting principle was $258,000. The Company's basic and diluted EPS for the quarter ended March 31, 1999 were $0.15 before the cumulative effect of the accounting change and $0.11 after the accounting change as compared to $0.29 and $0.28, respectively, for the same period one year ago. The returns on average assets before and after the cumulative effect of the accounting change were .36 and .26 percent, respectively, as compared to .80 percent for the same period in 1998. The returns on average equity before and after the cumulative effect of the accounting change were 5.71 and 4.17 percent, respectively, as compared to 11.92 percent for the quarter ended March 31, 1998.

While noninterest income for the three months ended March 31, 1999 increased 39 percent as compared to the same period in 1998, the Company's operating results for the period were negatively impacted by the 75 basis point decrease in prime rate (which occurred during the fourth quarter of 1998) and the resultant decrease in net interest margin percentage. See "--Net Interest Income." An increase in the Company's provision for credit losses and increased noninterest expense also impacted operating results for the first quarter of 1999 as compared to the same period in 1998. See "--Provision for Credit Losses" and "--Noninterest Expense."

Net Interest Income. Net interest income for the three month period ending March 31, 1999 increased slightly to $3.4 million as compared to $3.3 million for the same period in 1998. Net interest margin decreased to 3.71 percent for the quarter ended March 31, 1999 from 4.17 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended March 31, 1999 and 1998 as well as the changes between the two periods. Significant factors contributing to the change in net interest income and net interest margin are discussed in lettered notes below the table:

                                                   Three Months Ended March 31,
                                  -----------------------------------------------------------
                                             1999                          1998                         Change
                                  -----------------------------  ----------------------------  --------------------------------
                                            Interest   Average            Interest   Average            Interest
                                  Average    earned   yield or   Average   earned    yield or  Average  earned or  Average
                                  balance   or paid     cost     balance   or paid   cost      balance   paid     yield or cost
                                  -------   -------   --------   -------  --------   --------  -------  --------- -------------
                                                         (Amounts in thousands)

Interest-earning assets
Investments.....................$ 101,592  $  1,454      5.80%  $ 95,681  $  1,485      6.29%  $ 5,911  $  (31)     -0.49%(a)
Loans...........................  268,410     6,163      9.31%   231,862     5,771     10.09%   36,548     392      -0.78%(b)
     Allowance for loan losses..   (2,999)       --        --     (3,107)       --                 108      --
                                  -------   -------              -------   -------             ------- -------
     Total interest-earning
        assets                  $ 367,003  $  7,617      8.42%  $324,436  $  7,256      9.07%  $42,567  $  361      -0.65%(c)
                                  =======   -------              =======   -------             ======= -------
Interest-bearing liabilities
Savings, NOW & money market
       accounts.................$ 89,407   $    754      3.42%  $ 72,376  $    571      3.20%  $17,031  $  183       0.22%(d)
Certificates of deposit under
      $100,000.................. 129,001      1,692      5.32%   125,648     1,752      5.66%    3,353     (60)     -0.34%
Certificates of deposit $100,000
      and over..................  42,718        573      5.44%    32,697       475      5.89%   10,021      98      -0.45%(e)
                                 -------    -------              -------   -------             ------- -------
      Interest - bearing
         deposits............... 261,126      3,019      4.69%   230,721     2,798      4.92%   30,405     221      -0.23%(f)
Short-term borrowings...........  47,524        607      5.18%    45,995       630      5.56%    1,529     (23)     -0.38%
Long-term borrowings............  30,876        637      8.37%    21,489       490      9.25%    9,387     147      -0.88%(g)
                                 -------    -------              -------   -------             ------- -------
     Total borrowings...........  78,400      1,244      6.44%    67,484     1,120      6.73%   10,916     124      -0.29%(g)
                                 -------    -------              -------   -------             ------- -------
     Total interest-bearing
        liabilities.............$339,526      4,263      5.09%  $298,205     3,918      5.33%  $41,321     345      -0.24%(h)
                                 =======    -------              =======   -------             ======= -------
     Net interest income/spread.             $3,354      3.33%              $3,338      3.74%           $   16      -0.41%(i)
                                            =======    =======             =======     ======          =======      =======
     Net interest margin........                         3.71%                          4.17%                       -0.46%(i)
                                                       =======                         ======                       =======
Notation:
Noninterest-bearing deposits....$ 25,386        --               $22,002        --             $ 3,384      --
                                 -------                         -------                       -------
    Total deposits...           $286,512    $3,019       4.27%  $252,723    $2,798      4.49%  $33,789  $  221      -0.22%(f)
                                 =======    ======               =======   =======             ======= ========

--------------------------

(a) The decreased yield in the investment portfolio is primarily attributable to the decrease in the Treasury yield curve which occurred during the second half of 1998 and the reinvestment of cash flows from maturing mortgage-backed securities and other investments at current, lower rates.

(b) The loan volume increase is largely attributable to increases in loans originated at BNC--Minnesota and BNC Financial. The decreased loan yield is reflective of the 75 basis point decline in the prime rate late in 1998 as well as a decrease in loan pricing spread to prime rate due to competitive pressures in the markets in which the Company operates.

(c) See (a) and (b) above.

(d) Increased volume and cost in this deposit category reflect increased balances in money market deposit accounts. A deposit restructuring and repricing strategy implemented during the second half of 1998 contributed to the increase in money market deposits by causing a shift in the mix of the Company's interest-bearing deposit portfolio from certificates of deposit ("CDs") to money market accounts. While costs in this deposit category increased due to the increased volume in money market accounts, the Company's overall cost of interest-bearing deposits decreased 23 basis points and cost of total deposits decreased 22 basis points largely as a result of the program implemented during 1998.

(e) The volume increase is reflective of the fact that the Company's brokered deposit holdings during the first quarter of 1998 were negligible. In addition, the volume of national market CD's was greater during the first quarter of 1999 as compared to the same period in 1998. The reduction in cost of CDs is reflective of the program implemented during 1998, lower CD renewal rates and the overall decreased rate environment.

(f)   See (d) and (e) above.

(g) The increase in long-term borrowings is reflective of drawdowns on the BNCCORP and BNC Financial lines of credit with Firstar Bank, N.A., primarily to fund asset-based loans at BNC Financial which totaled $24 million at March 31, 1999 as compared to $15 million at March 31, 1998. The reduced cost on these borrowings is reflective of the interest rate decreases late in 1998.

(h)   See (d), (e) and (g) above.

(i) Reduction in net interest spread and net interest margin is primarily attributable to the decreased yield on earning assets which was partially offset by the decreased cost of interest-bearing liabilities.

Provision for Credit Losses. The provision for credit losses was $249,000 for the quarter ended March 31, 1999 as compared to $83,000 for the same period one year earlier. The increase in the provision is reflective of the Company's intent to increase its reserve for credit losses as a percentage of total loans over the course of the next several quarters. As of March 31, 1999, the allowance for credit losses stands at 1.15 percent of total loans as compared to
1.14 percent at December 31, 1998. Management estimates indicate that the allowance for credit losses is adequate to cover the risk of loss in the loan portfolio at the present time. See "Comparison of Financial Condition at March 31, 1999 and December 31, 1998 -- Allowance for Credit Losses."


Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three months ended March 31, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                              Noninterest Income

                                                    Increase (Decrease)
                                                    --------------------
                            For the Three Months
                              Ended March 31,           1999 - 1998
                            --------------------    --------------------
                              1999        1998         $           %
                            ---------    -------    -------     --------
                               (in thousands)
                                         -------
Insurance commissions...... $     538    $   374    $  164           44%  (a)
Fees on loans..............       432        326       106           33%  (b)
Service charges............       125        149       (24)        (16)%
Brokerage income...........       125         11       114         1036%  (c)
Rental income..............        11         11         0            0%
Net gain on sales of
securities................         53         18        35          194%
Other noninterest income...       275        235        40           17%
                            ---------    -------    -------
   Total noninterest income $   1,559    $ 1,124    $  435           39%
                            =========    =======    =======
----------------

(a) Increased insurance commissions resulted from an increase in the number of insurance producers as well as successful efforts to cross-sell insurance to bank customers.

(b) Increase is primarily attributable to an increase in commercial loan volume and related fees during the first quarter of 1999.

(c) Increase is attributable to the addition of brokerage staff in BNC-- North Dakota's subsidiary, BNC Asset Management, Inc.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three months ended March 31, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:
                              Noninterest Expense

                                                   Increase (Decrease)
                                                   --------------------
                           For the Three Months
                             Ended March 31,           1999 - 1998
                           --------------------    --------------------
                             1999        1998         $           %
                           --------    --------    --------    --------
                              (in thousands)
Salaries and employee
    benefits.............. $  2,282    $  1,841    $    441         24%  (a)
Depreciation and
    amortization..........      397         371          26          7%
Occupancy.................      306         266          40         15%
Professional services.....      296         153         143         93%  (b)
Office supplies, telephone
    and postage...........      227         180          47         26%
Marketing and promotion...      156         101          55         54%  (c)
FDIC and other assessments       47          45           2          4%
Other.....................      381         296          85         29%  (d)
                           --------    --------    --------
   Total noninterest
      expense............  $  4,092    $  3,253    $    839         26%
                           ========    ========    ========
--------------------

(a) Increase is attributable to growth as well as the Company's expansion into non-traditional banking services. Average full time equivalent employees increased from 164 for the three month period ended March 31, 1998 to 194 for the same period in 1999, the increase representing addition of staff at BNC Insurance, Inc., BNC Asset Management, Inc., BNC -- North Dakota's Fargo branch and other general growth-related staffing increases.

(b)  Increase  represents  increases  in  legal,   software  support  and  other
consulting fees.

(c) Increase is attributable to increased advertising, public relations and promotional expenses, including fees paid to an investor relations firm engaged late in 1998.

(d)   Increase  is  attributable  to small  increases  in several  items in this
      category   including   insurance,    correspondent   charges   and   other
      miscellaneous expenses.

Income Tax Expense. Income tax expense decreased $218,000 due to the decrease in pre-tax income for the quarter ended March 31, 1999 as compared to the pre-tax income recorded for the same period in 1998. The estimated effective tax rates for the three month periods ended March 31, 1999 and 1998 were 38.1 and 38.7 percent, respectively. These rates are higher than the federal statutory rate of
34.0 percent due principally to state income taxes.

Earnings Per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three month periods ended March 31, 1999 and 1998.

Liquidity. Liquidity risk management encompasses the Company's ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. BNC -- North Dakota is a member of the FHLB, which affords the bank the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the bank's mortgage loans and various securities from its investment portfolio.

The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of subordinated notes. The loan agreements and indenture pursuant to which the Company's subordinated notes were issued contain a number of covenants restricting the ability of the Company or its subsidiaries to take certain actions and requiring maintenance of certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other matters. At March 31, 1999, BNCCORP and its subsidiaries were in compliance with all material debt covenants.

The following table sets forth, for the three months ended March 31, 1999 and 1998, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                       Major Sources and Uses of Funds


                                                    For the Three Months
                                                       Ended March 31,
                                                   -----------------------
                                                     1999          1998
                                                   ---------     ---------
                                                       (in thousands)
                                                                 ---------
Proceeds from sales and maturities of investment
   securities.................................     $ 94,675      $ 33,004
Purchases of investment securities............      (82,015)      (23,964)
Net decrease in short-term borrowings.........      (15,925)         (236)
Net decrease in deposits......................       (4,409)      (14,593)
Net decrease in loans.........................        4,558         2,740

The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off- balance-sheet items. The Company's asset/liability committee has been actively involved in effecting a liquidity plan for a period spanning the Year 2000 date change. See "Year 2000 Issue--Contingency Plan."

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

Testing / Validation and Implementation. The testing / validation phase is currently in process. The Company's written testing strategy and plan were completed prior to June 30, 1998. Testing of mission critical systems commenced prior to September 30, 1998. The Company completed testing of mission critical systems by December 31, 1998. Testing of systems where the Company relies on service providers for mission critical systems was substantially complete by March 31, 1999. By June 30, 1999, testing of non-mission critical systems should be complete with the implementation stage also substantially completed. The objective of the testing is to minimize business risk due to operational failures. This phase is considered to be the most critical phase of the Company's Y2K Program.

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

Key components of the Company's contingency plan include, but are not limited to, the following:

      A plan for back-up generators to power the Company's phone system, mainframe computer system, other computers and computer networks, security systems, lights and to provide for other electrical power capabilities in the event of interruptions in the power supply.

      A plan for liquidity management. The Company's asset/liability committee has taken an active roll in planning and approving implementation of elements of this plan. Several phases of the liquidity plan have been implemented and implementation will continue throughout 1999 and into the year 2000.

      Limited vacation for information systems and operations staff for the months of November and December 1999 and January 2000 and for all other staff from December 15, 1999 through January 15, 2000.

      Agreements with the Company's core application provider to relocate processing to any one of nine different processing facilities located throughout the country should such relocation become necessary.

      Plans to extend office hours should that become necessary due to the failure of automated teller machines or other means of customer account / funds access.

      Expedited   processing  in  order  to  ensure  all   end-of-day/month/year
      processing is complete and all necessary reports, including customer records, are printed prior to midnight on December 31, 1999.

      Preparation of manual processing procedures that can be used in the event automated systems fail.

      Plans for conversion to different mainframe software in the event of failure of the Company's core applications systems. The Company's current provider has three additional software programs available with conversion programs already established.

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

The Program's risk control phase, also currently in process, includes additional initiatives aimed at minimizing risks related to material customer Year 2000 preparedness. Elements of this phase include, but are not limited to, credit underwriting guidelines which incorporate Year 2000 considerations, the incorporation of customer Year 2000 representations and other Year 2000- related language and covenants into loan agreements, the adjustment of credit risk grades and, if appropriate, the increase of the Company's reserve for credit losses to reflect customer non-compliance with Year 2000-related recommendations and the risks associated therewith. The Company is using the customer Year 2000 status scorecard to calculate a composite risk rating for each material customer. This risk rating is then used to establish whether additional amounts should be set aside in the Company's allowance for credit losses.

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

                          Forward Looking Statements

Statements included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income and the anticipated impact of the Year 2000 Issue, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated consequences related to the impact of the Year 2000 Issue on the Company or its customers; and other risks which are difficult to predict and many of which are beyond the control of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's business activities generate market and other risks. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates and prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk which arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk timing differences in the maturity/re-pricing of assets, liabilities, and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals;
(3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The net interest income simulation results for the twelve month period ending March 31, 2000 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's 1999 budget with assumed 5 percent growth thereafter. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate (with an 8.50 percent strike) which the Company purchased in September 1998.


                        Net Interest Income Simulation
                            (amounts in thousands)

Movement in interest rates                -300bp     -200bp    -100bp    Unchanged   +100bp     +200bp     +300bp

Projected 12-month net interest income.. $14,698    $15,078  $ 15,446    $  15,814 $ 16,007    $16,126    $16,332

Dollar change from rates unchanged
scenerio................................  (1,116)      (736)     (368)           -      193        312        518

Percentage change from rates unchanged
scenario................................   -7.06%     -4.65%    -2.33%       0.00%     1.22%      1.97%      3.28%

Benefit/(cost) from $25MM floor (1).....     379        241       104         (34)     (161)      (196)      (209)

Total net interest income impact with
floor...................................  15,077     15,319    15,550      15,780    15,846     15,930     16,123
Dollar change from flat w/floor.........    (703)      (461)     (230)          -        66        150        343
Percentage change from unchanged w/floor.  -4.45%     -2.92%    -1.46%      0.00%      0.42%      0.95%      2.17%

Benefit from amortization of deferred gain on
    sale of interest rate swaps (2).....      50         50        50          50        50         50         50

Total net interest income impact w/floor &
     swap gain.......................... $  15,127  $ 15,370  $15,600    $ 15,830  $ 15,896    $15,980     $16,174
Dollar change from flat w/floor & swap.. $    (703) $   (460) $  (230)   $      -  $     66    $   150     $   344

Percentage change from flat w/floor
& swap..................................     -4.44%    -2.91%   -1.45%       0.00%    0.42%      0.95%       2.17%

POLICY LIMITS...........................    -15.00%   -10.00%   -5.00%       0.00%    5.00%     10.00%      15.00%

---------------------------

(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 or (4.48% per million). The premium is being amortized on a straight-line basis over the 5-year term of the option.

(2) The swaps were sold in October and November 1997. Gains recognized upon sale of the swaps are being amortized as reduction of interest expense over the remaining lives of the original swap contracts.

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of March 31, 1999 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

BancInsure, Inc. vs. BNC National Bank, N.A. and Debra J. Gronlie, Civ. No. A1-98-97, U.S.D.C. District of North Dakota. Discovery and related activities are ongoing in this case. In a related suit filed by BNC National Bank (the "Bank") on March 11, 1999 in the United States District Court for Bexar County, Texas (BNC National Bank v. Alamation, LLC, et al.; Civ. No. 99CI03586), the bank alleges, among other things, fraud, misrepresentations and breaches of fiduciary duty by Deb Gronlie (a former loan officer of the Bank) and that Gronlie conspired with others improperly divert property (a motion simulator) and revenues generated by operation of the simulator. The Bank is seeking, among other things, a declaratory judgement that it is the owner of and entitled to immediate possession of the simulator, compensatory damages and punitive damages.

In addition to the foregoing litigation, the Bank and certain of its officers were named defendants in a suit filed on April 30, 1999 in the United States District Court for the District of North Dakota (Bunk v. BNC National Bank, et al.; Civ. No. A1-99-41). The plaintiff alleged that the Bank, acting in concert with Deb Gronlie (the Bank's former loan officer who was terminated and is subject to litigation by the Bank alleging, among other things, misrepresentations, breaches of fiduciary duty and conflicts of interest) and the Bank's officers named in the suit, violated the U.S. and North Dakota Racketeer Influenced and Corrupt Organization Act, committed fraud and breached their fiduciary duties to the plaintiff by inducing plaintiff to purchase two businesses that were customers of the Bank, forcing the plaintiff to sell control of the businesses and then forcing the plaintiff from day-to-day control of the businesses, requiring the plaintiff, among other things, to file for protection under the federal bankruptcy laws. The plaintiff seeks compensatory damages of $7.5 million plus treble and punitive damages. The Bank denies liability, intends to pursue all available remedies in this matter, and intends to vigorously defend this claim.

Item 2.  Changes in Securities and Use of Proceeds

On March 1, 1999, the Company issued 3,296 shares of its common stock, $.01 par value, to stockholders of Lips & Lahr in a private offering believed to be exempt under Sections 4(2) and 4(6) of the Securities Act of 1933 and the regulations and rules thereunder including Regulation D. The stock was the second and final issuance related to a business combination accounted for as a pooling of interests. See Note 3 to the interim consolidated financial statements included under Item 1 of Part I.

Item 6.        Exhibits and Reports on Form 8-K

            (a)   Part I Exhibit 27.  Financial Data Schedule
            (b)   Reports on Form 8-K
                  None.

                                  Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: May 14, 1999                  By    \s\ Gregory K. Cleveland
                                       ---------------------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Operating Officer
                                         Only Authorized Signature