Form 10-Q
period 1999-06-30
BNCCORP INC
filed 1999-08-09
CIK 945434

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                        -----

                                      FORM 10-Q

                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 1999


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


      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


       The number of shares of the Registrant's outstanding common stock on August 1, 1999 was 2,410,980

                            PART I - FINANCIAL STATEMENTS

Item 1.     Financial Statements

                           BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)

                            ASSETS                      June 30,   December 31,
                                                          1999        1998
                                                       ----------  ----------
                                   (unaudited)
CASH AND DUE FROM BANKS................................$    7,117  $    7,475
INTEREST - BEARING DEPOSITS WITH BANKS.................     2,385       2,809
INVESTMENT SECURITIES AVAILABLE FOR SALE...............   106,031      96,601
LOANS AND LEASES, net of unearned income...............   285,373     270,876
ALLOWANCE FOR CREDIT LOSSES............................   (3,388)     (3,093)
                                                       ----------  ----------
   Net loans and leases................................   281,985     267,783
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net....     9,322       8,827
INTEREST RECEIVABLE....................................     2,631       2,618
OTHER ASSETS...........................................     6,670       6,163
DEFERRED CHARGES AND INTANGIBLE ASSETS, net............     3,618       4,056
                                                       ----------  ----------

                                                       $  419,759  $  396,332
                                                       ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing.................................$   26,298  $   28,475
   Interest-bearing -
      Savings, NOW and money market....................    89,491      89,887
      Time deposits $100,000 and over..................    43,216      39,162
      Other time deposits..............................   126,511     126,975
                                                       ----------  ----------
   Total Deposits......................................   285,516     284,499
SHORT-TERM BORROWINGS..................................    67,043      49,290
LONG-TERM BORROWINGS...................................    37,390      30,646
OTHER LIABILITIES......................................     5,136       6,642
                                                       ----------  ----------

      Total liabilities................................   395,085     371,077
                                                       ----------  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; no shares issued or
      outstanding......................................        --          --
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,410,980 and 2,390,184
      shares issued and outstanding  (excluding
      42,880 shares held in treasury) at June 30, 1999
      and December 31, 1998, respectively..............        24          24
   Capital surplus.....................................    14,025      13,951
   Retained earnings...................................    12,182      11,651
   Treasury stock (42,880 shares)......................     (513)       (513)
   Accumulated other comprehensive income, net of
      income tax effects of $(640) and $45.............   (1,044)         142
                                                       ----------  ----------

      Total stockholders' equity.......................    24,674      25,255
                                                       ----------  ----------

                                                       $  419,759  $  396,332
                                                       ==========  ==========
    The accompanying notes are an integral part of these consolidated balance sheets.


                           BNCCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                       (In thousands, except per share data)

                                                For the Three Months Ended    For the Six Months Ended
                                                          June 30,                    June 30,
                                                --------------------------    -------------------------
                                                  1999            1998          1999           1998
                                                --------        --------      --------       --------
                                                       (unaudited)                   (unaudited)
INTEREST INCOME:
   Interest and fees on loans...................$  6,224        $  6,055      $ 12,387       $ 11,826
   Interest and dividends on investment
      securities -
      Taxable...................................   1,210           1,235         2,543          2,566
      Tax-exempt................................      70              15           121             31
      Dividends.................................      55              74           110            184
   Other........................................      11             150            26            178
                                                --------        --------      --------       --------
      Total interest income.....................   7,570           7,529        15,187         14,785
                                                --------        --------      --------       --------
INTEREST EXPENSE:
   Interest on deposits.........................   2,850           2,887         5,869          5,685
   Interest on short-term borrowings............     665             715         1,272          1,345
   Interest on long-term borrowings.............     661             529         1,298          1,019
                                                --------        --------      --------       --------
      Total interest expense....................   4,176           4,131         8,439          8,049
                                                --------        --------      --------       --------
      Net interest income.......................   3,394           3,398         6,748          6,736
PROVISION FOR CREDIT LOSSES.....................     377             115           626             19
                                                --------        --------      --------       --------

NET INTEREST INCOME AFTER PROVISION
    FOR CREDIT LOSSES...........................   3,017           3,283         6,122          6,538
                                                --------        --------      --------       --------
NONINTEREST INCOME:
   Insurance commissions........................     558             464         1,096            838
   Fees on loans................................     400             405           832            731
   Brokerage income.............................     184              15           309             26
   Service charges..............................     129             126           254            275
   Rental income................................      49              11            60             22
   Net gain (loss) on sales of securities.......      41              (1)           94             17
   Other........................................     259             272           534            507
                                                --------        --------      --------       --------
      Total noninterest income..................   1,620           1,292         3,179          2,416
                                                --------        --------      --------       --------
NONINTEREST EXPENSE:
   Salaries and employee benefits...............   2,309           1,851         4,591          3,692
   Depreciation and amortization................     404             370           801            741
   Occupancy....................................     314             251           620            517
   Office supplies, telephone and postage.......     254             184           481            364
   Professional services........................     228             175           524            328
   Marketing and promotion......................     159             139           315            240
   FDIC and other assessments...................      48              46            95             91
   Other........................................     460             297           841            593
                                                --------        --------      --------       --------
      Total noninterest expense.................   4,176           3,313         8,268          6,566
                                                --------        --------      --------       --------
INCOME BEFORE TAXES.............................     461           1,262         1,033          2,388
INCOME TAXES....................................     188             494           406            930
                                                --------        --------      --------       --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE......................     273             768           627          1,458
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAX EFFECTS........       --              --      $    (96)            --
                                                --------        --------      --------        --------
                                       3

                           BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income, Con't
                       (In thousands, except per share data)


NET INCOME.....................................$    273        $    768       $    531       $  1,458
                                                ========       ========       ========       ========
BASIC EARNINGS PER COMMON SHARE:
   Income before cumulative effect of
      change in accounting principle.......... $   0.11        $   0.32       $   0.26       $   0.61
   Cumulative effect of change in accounting
      principle, net of income tax effects....       --              --       $  (0.04)            --
                                                --------       --------       --------        --------
   Net income...................................$   0.11       $   0.32       $   0.22       $   0.61
                                                ========       ========       ========       ========
DILUTED EARNINGS PER COMMON SHARE:
   Income before cumulative effect of change
      in accounting principle...................$   0.11       $   0.31       $   0.26       $   0.59
   Cumulative effect of change in accounting
      principle, net of income tax effects......      --             --       $  (0.04)            --
                                                --------       --------       --------       --------
   Net income...................................$   0.11       $   0.31       $   0.22       $   0.59
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

                           BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Income
                                   (In thousands)


                                        For the Three Months  For the Six Months
                                                 Ended              Ended
                                               June 30,            June 30,
                                        --------------------- ------------------
                                          1999        1998      1999      1998
                                        ---------   --------- --------- --------
                                             (unaudited)           (unaudited)

NET INCOME..............................$    273    $   768   $   531  $  1,458
OTHER COMPREHENSIVE INCOME--
   Unrealized losses on securities:

      Unrealized holding losses arising
      during the period,  net of income
      tax  effects  of $522 and $5 for
      the three  months ended June 30,
      1999 and 1998,  respectively,
      and $730 and $15 for the six
      months ended June 30, 1999 and
      1998, respectively................    (850)       (11)   (1,186)      (37)

      Less: reclassification adjustment
      for gains included  in net  income,
      net of income  tax  effect of $16
      for the three months ended June 30,
      1999,  and $35 and $6 for the six
      months ended June 30, 1999 and 1998,
      respectively......................     (25)        --       (59)      (11)
                                         --------   --------  --------  --------
OTHER COMPREHENSIVE LOSS................     (875)       (11)  (1,245)      (48)
                                         --------   --------  --------  --------
COMPREHENSIVE INCOME (LOSS)............. $   (602)  $    757  $  (714)  $ 1,410
                                         ========   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.



                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                       For the Six Months Ended June 30, 1999
                         (In thousands, except share data)



                                                                               Accumulated
                                                                                  Other
                             Common Stock       Capital  Retained  Treasury    Comprehensive
                            Shares    Amount   Surplus   Earnings    Stock         Income     Total
                           -----------------  ---------  --------  ---------   ------------- -------

Balance, December 31, 1998.2,433,064  $  24   $  13,951  $ 11,651  $   (513)   $         142 $ 25,255

   Net income (unaudited)..      --      --          --       531        --               --      531

   Other comprehensive
      loss --

      Change in unrealized
      holding gain on
      securities available
      for sale, net of
      income tax effects
      (unaudited)..........      --     --           --        --        --          (1,186)   (1,186)

   Other (unaudited).......  20,796     --           74        --        --              --        74
                           -------- -------  ----------   -------   --------   -------------  --------

Balance, June 30, 1999
   (unaudited).............2,453,860 $   24  $   14,025  $ 12,182   $   (513)  $  (1,044)     $24,674
                           ======== =======  ==========  ========   ========   =============  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                          For the Six Months Ended June 30
                                   (In thousands)


                                                            1999       1998
                                                       ----------   ---------
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.........................................$      531  $  1,458
   Adjustments to reconcile net income to net
      cash provided by operating activities --
      Provision for credit losses.....................       626        198
      Depreciation and amortization...................       517        435
      Amortization of intangible assets...............       274        297
      Net premium amortization (discount accretion)
         on investment securities.....................       192        (41)
      Proceeds from loans recovered...................       120         15
      Change in interest receivable and other assets,
         net..........................................      (29)        292
      Net realized gains on sales of investment
         securities...................................      (94)       (17)
      Change in other liabilities, net................   (1,506)      (383)
      Originations of loans to be sold................  (33,912)   (25,440)
      Proceeds from sale of loans.....................    33,912     25,440
                                                      ----------  ---------
         Net cash provided by operating activities....       631      2,254
                                                      ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities................. (121,522)   (43,174)
   Proceeds from sales of investment securities.......    30,190     34,547
   Proceeds from maturities of investment securities..    79,888     11,885
   Net increase in loans..............................  (14,947)   (23,060)
   Additions to premises, leasehold improvements and
      equipment, net..................................     (620)      (408)
                                                      ----------  ---------
         Net cash used in investing activities........  (27,011)   (20,210)
                                                      ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand, savings, NOW and
           money market accounts......................   (2,573)   (10,975)
   Net increase in time deposits......................     3,590      9,153
   Net increase in short-term borrowings..............    17,753      9,984
   Repayments of long-term borrowings.................  (22,346)    (9,806)
   Proceeds from long-term borrowings.................    29,045     13,660
   Repurchase of stock................................        --      (297)
   Other, net.........................................       129        185
                                                      ----------  ---------
         Net cash provided by financing activities....    25,598     11,904
                                                      ----------  ---------
DECREASE IN CASH AND CASH EQUIVALENTS.................     (782)    (6,052)
CASH AND CASH EQUIVALENTS, beginning of period........    10,284     15,415
                                                      ----------  ---------
CASH AND CASH EQUIVALENTS, end of period..............$    9,502  $  9,363
                                                      ==========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid......................................$    8,964  $  8,144
                                                      ==========  =========
   Income taxes paid..................................$      378  $    522
                                                      ==========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                   June 30, 1999


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

The unaudited consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1999.

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

NOTE 4 -- Earnings per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended June 30:


                                                Net                           Per-Share
                                               Income          Shares          Amount
                                            ------------    ------------     -----------
                   1999
Basic earnings per share:
Income available to common stockholders.... $    273,000       2,410,980     $      0.11
                                                                             ===========
Effect of dilutive shares --
      Options..............................                           19
      Warrants.............................                           --
                                                            ------------
Diluted earnings per share:
Income available to common stockholders.... $    273,000       2,410,999     $      0.11
                                            ============    ============     ===========


                   1998
Basic earnings per share:
Income available to common stockholders.... $    768,000       2,402,838     $      0.32
                                                                             ===========
Effect of dilutive shares--
      Options..............................                       78,374
      Warrants.............................                       18,708
                                                            ------------
Diluted earnings per share:
Income available to common stockholders.... $    768,000       2,499,920     $      0.31
                                            ============    ============     ===========

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six month periods ended June 30:

                                                Net                           Per-Share
                                               Income          Shares          Amount
                                            ------------    ------------     -----------
                   1999
Basic earnings per share:
Income before cumulative effect of change in
      accounting principle................. $   627,000        2,408,450     $     0.26
Cumulative effect of change in accounting
      principle, net of income tax effects.     (96,000)       2,408,450          (0.04)
                                            ------------    ------------     -----------
Income available to common stockholders.... $   531,000        2,408,450     $     0.22
                                            ============    ============     ===========
Effect of dilutive shares --
      Options..............................                           10
      Warrants.............................                           --
                                                            ------------
Diluted earnings per share:
Income before cumulative effect of change in
      accounting principle................. $   627,000        2,408,460     $     0.26
                                                            ------------
Cumulative effect of change in accounting
      principle, net of income tax effects.     (96,000)       2,408,460          (0.04)
                                            ------------    ------------     -----------
Income available to common stockholders.... $   531,000        2,408,460     $     0.22
                                            ============    ============     ===========


                   1998
Basic earnings per share:
Net income available to common stockholders $  1,458,000       2,402,215     $      0.61
                                                                             ===========
Effect of dilutive shares--
      Options..............................                       49,285
      Warrants.............................                       17,675
                                                            ------------
Diluted earnings per share:
Net income available to common stockholders $  1,458,000       2,469,175     $      0.59
                                            ============    ============     ===========

Warrants to purchase 50,000 shares of common stock at $12 per share and options to purchase between 115,334 and 168,250 shares of common stock at prices ranging from $10.00 to $17.50 were outstanding during all periods presented, but were not included in the computation of diluted EPS for the three and six month periods ended June 30, 1999 because their effects were antidilutive.

Additionally, options to purchase 3,500 shares of common stock at prices ranging from $8.75 to $9.00 were outstanding during the three and six month periods ended June 30, 1999, however only 2,500 of the options were included in the computation of diluted EPS for these periods. The remainder of the options were antidilutive.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarter ended June 30 (in thousands):


                                            1999                                                1998
                       -----------------------------------------------    ------------------------------------------------
                        BNC-      BNC-       BNC-     Other                BNC-      BNC-       BNC-      Other
                         ND        MN      Financial   (a)      Total       ND        MN      Financial    (a)      Total
                       ------    ------    --------   ------    ------    -------   ------    --------   -------    ------
Net interest income... $2,371    $  827    $    357   $(161)    $3,394    $ 2,466   $  858    $    223   $ (149)    $3,398
Other revenue-
    external
    customers.........  1,297       280          42        1     1,620      1,039      225          27         1     1,292
Intersegment
    revenue...........     63        --          11      871       945         52       --          --     1,332     1,384
Segment profit
    before taxes......    305       306         175      158       944        868      568          99       678     2,213
Income tax expense
   (benefits).........    106       127          71     (115)      189        312      232          40       (90)      494
Segment profit........    199       179         104      273       755        556      336          59       768     1,719
Segment assets........334,933    74,909      31,572   55,855    497,269   313,868   67,353      19,807    50,944    451,972

-----------------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment. The profit presented for the bank holding company includes the undistributed income from the Company's consolidated subsidiaries.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the six month periods ended June 30 (in thousands):


                                            1999                                                1998
                       -----------------------------------------------    ------------------------------------------------
                        BNC-      BNC-       BNC-     Other                BNC-      BNC-       BNC-      Other
                         ND        MN      Financial   (a)      Total       ND        MN      Financial    (a)      Total
                       ------    ------    --------   ------    ------    -------   ------    --------   -------    ------
Net interest income... $4,721    $1,683    $    670   $(326)    $6,748    $ 4,926   $1,613    $    507   $ (310)    $6,736
Other revenue-
    external
   customers..........  2,508       491         178        2     3,179      1,922      385          80        29     2,416
Intersegment
    revenue...........    126        --          11    1,725     1,862        113       --          --     2,563     2,676
Segment profit
    before taxes......    660       554         409      347     1,970      1,642      951         321     1,290     4,204
Income tax expense
   (benefit)..........    213       230         166     (202)      407        580      388         130      (168)      930
Segment profit
   before
   cumulative effect
   of  change in
   accounting
   principle..........    447       324         243      549     1,563      1,062      563         191     1,458     3,274
Cumulative effect
   of  change in
   accounting
   principle, net of
  income tax
  effects............      43        35          --       18        96         --       --          --        --        --
Segment profit.......     404       289         243      531     1,467      1,062      563         191     1,458     3,274
Segment assets....... 334,933    74,909      31,572   55,855   497,269    313,868   67,353      19,807    50,944   451,972

-----------------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment. The profit presented for the bank holding company includes the undistributed income from the Company's consolidated subsidiaries.

Reconciliation of segment profit to consolidated results:


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                              ------------------------ -------------------------
                                 1999          1998       1999          1998
                              ----------    ---------- ----------    -----------
Segment profit before taxes.  $     944     $    2,213 $    1,970    $     4,204
Income tax expense..........       (189)         (494)      (407)          (930)
                              ----------    ---------- ----------    -----------
Segment profit before
   cumulative effect of change
   in accounting principle..         755         1,719      1,563          3,274
Cumulative effect of change in
   accounting principle, net of
   income tax effects.......          --            --       (96)             --
Elimination of intersegment
   profit...................        (482)         (951)      (936)       (1,816)
                              ----------    ---------- ----------    -----------
Consolidated net income.....  $      273    $     768  $      531    $     1,458
                              ==========    ========== ==========    ===========

NOTE 6 -- Recently Issued Accounting Standards

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

SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company plans to adopt SFAS 133 on January 1, 2001 and is currently in the process of developing applicable policy statements, effecting any necessary system changes and quantifying the impact of the adoption of SFAS 133 on its financial statements. Adoption of the accounting standard could increase volatility in earnings and other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Comparison of Financial Condition at June 30, 1999 and December 31, 1998

Assets. Total assets increased $23.4 million, or 6 percent, from $396.3 million at December 31, 1998 to $419.8 million at June 30, 1999. The following table presents the Company's assets by category as of June 30, 1999 and December 31, 1998, as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table:

                                       Assets

                                                               Change
                                                       ----------------------
                          June 30,     December 31,
                            1999           1998            $          %
                         ----------    ------------    ----------  --------
Cash and due from banks..$    7,117    $      7,475    $    (358)      (5)%
Interest-bearing deposits
   with banks............     2,385           2,809         (424)     (15)%
Investment securities
   available for sale....   106,031          96,601         9,430       10% (a)
Loans and leases, net....   281,985         267,783        14,202        5% (b)
Premises, leasehold
   improvements and
   equipment, net........     9,322           8,827           495        6%
Interest receivable......     2,631           2,618            13        1%
Other assets.............     6,670           6,163           507        8%
Deferred charges and
   intangible assets,
   net...................     3,618           4,056         (438)      (11)%
                         ----------    ------------    ----------
      Total Assets.......$  419,759    $    396,332    $   23,427        6%
                         ==========    ============    ==========
--------------------

(a)  The  Company   purchased   additional   securities   funded  by  short-term
     borrowings. See "--Liabilities."

(b)   The   increase   in  loans  is   primarily   attributable   to  growth  at
      BNC--Minnesota and in asset-based loans at BNC Financial.

While prospects for continued loan growth appear favorable, management cannot predict, with any degree of certainty, the Company's future loan growth potential. Future loan growth will be impacted by many factors beyond the control of the Company including, but not limited to, general economic conditions and the competitive and interest rate environment in the markets in which the Company operates.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and six month periods ending June 30, 1999 (amounts are in thousands):

                                             Three Months    Six Months
                                                 Ended          Ended
                                             June 30, 1999  June 30, 1999
                                             -------------  -------------
                                              (Unaudited)    (Unaudited)
Balance, beginning of period.................$       3,048  $       3,093
Provision for credit losses..................          377            626
Loans charged off............................         (63)          (451)
Loans recovered..............................           26            120
                                             -------------  -------------
Balance, end of period.......................$       3,388  $       3,388
                                             =============  =============
Ending loan portfolio .......................$     285,373
                                             =============
Allowance for credit losses as a percentage of
      ending loan portfolio..................        1.19%

As of June 30, 1999, the Company's allowance for credit losses stands at 1.19 percent of total loans as compared to 1.14 percent at December 31, 1998 and 1.17 percent one year ago. Net charge-offs as a percentage of average loans for the three and six month periods ended June 30, 1999 were .01 and .12 percent, respectively, as compared to .09 and .11 percent, respectively, for the same periods last year.

The Company maintains its allowance for credit losses at a level considered adequate to provide for estimated losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for credit losses. See "Year 2000 Issue--Customer Year 2000 Issues." Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for credit losses in the periods in which they become known. The adequacy of the allowance for credit losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for credit losses is adequate to absorb any losses on existing loans that may become uncollectible, judgment of the adequacy of the allowance is necessarily approximate and imprecise, and there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                                    June 30,     December 31,
                                                      1999           1998
                                                 --------------  -------------

                                                  (Unaudited)    -------------

Nonperforming loans:
      Loans 90 days or more delinquent and still
            accruing interest....................$          135  $         307
      Nonaccrual loans...........................         1,872          2,042
      Restructured loans.........................            27             44
                                                 --------------  -------------
Total nonperforming loans........................         2,034          2,393
      Other real estate owned....................         2,087          2,112
                                                 --------------  -------------
Total nonperforming assets.......................$        4,121  $       4,505
                                                 ==============  =============
Allowance for credit losses......................$        3,388  $       3,093
                                                 ==============  =============
Ratio of total nonperforming assets to total assets       0.98%          1.14%
Ratio of total nonperforming loans to total loans         0.71%          0.88%
Ratio of allowance for credit losses to total
      nonperforming loans........................       166.57%        129.25%

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

Liabilities. Total liabilities increased $24.0 million, or 6 percent, from $371.1 million at December 31, 1998 to $395.1 million at June 30, 1999. The following table presents the Company's liabilities by category as of June 30, 1999 and December 31, 1998 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                                     Liabilities

                                                               Change
                                                       ---------------------
                           June 30,      December 31,
                             1999            1998           $          %
                          -----------    ------------  ----------- ---------
Deposits:
Noninterest - bearing.....$    26,298    $     28,475  $   (2,177)      (8)%
Interest - bearing--
      Savings, NOW and
      money market........     89,491          89,887        (396)        --
      Time deposits
      $100,000 and over...     43,216          39,162        4,054       10% (a)
      Other time deposits.    126,511         126,975        (464)        --
Short-term borrowings.....     67,043          49,290       17,753       36% (b)
Long-term borrowings......     37,390          30,646        6,744       22% (c)
Other liabilities.........      5,136           6,642      (1,506)     (23)%
                          -----------    ------------  -----------
      Total liabilities...$   395,085    $    371,077  $    24,008        6%
                          ===========    ============  ===========
-------------------

(a) The increase in time deposits $100,000 and over is due to increased balances of brokered deposits.

(b) The increase in short-term borrowings reflects increased borrowings from the Federal Home Loan Bank ("FHLB") to fund loan growth and to purchase additional investments. See "--Assets."

(b) The increase in long-term borrowings is primarily due to additional draws on BNC Financial's revolving line of credit with Firstar Bank Milwaukee, N.A., for the purpose of funding asset-based loans.

Stockholders' Equity. The Company's equity capital decreased $581,000 between December 31, 1998 and June 30, 1999. This decrease resulted from the $531,000 of earnings recorded for the six months ended June 30, 1999, $43,000 of additional capital surplus related to the issuance of restricted stock under the Company's stock incentive plan and $31,000 of additional capital surplus relating to the final share issuance in the business combination with Lips & Lahr, offset by a $1,186,000 decrease in the net unrealized holding gain on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk- based and leverage capital ratios of the Company and its banking subsidiaries as of June 30, 1999:

                                Tier 1           Total          Tier 1
                              Risk-Based       Risk-Based      Leverage
                                 Ratio           Ratio           Ratio
                              -----------     ------------    -----------
Consolidated..............          6.68%           11.04%          5.64%
BNC-- North Dakota........           9.12            10.06           6.51
BNC-- Minnesota...........           9.96            11.21           9.63

As of June 30, 1999, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under the regulatory prompt corrective action provisions.

The Company is currently in the process of constructing an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building is estimated at between $4.0 and $4.5 million and will be funded through current operating profits. Capital expenditures for Fargo were approximately $680,000 during the six month period ended June 30, 1999. There were no other major capital expenditures made during this period.

                   Comparison of Operating Results for the
                  Three Months Ended June 30, 1999 and 1998

General. Net income for the three months ended June 30, 1999 was $273,000, as compared to $768,000 recorded for the three months ended June 30, 1998. The Company's basic and diluted EPS were $0.11 for the quarter ended June 30, 1999, as compared to basic and diluted EPS of $0.32 and $0.31, respectively, for the same period one year ago. The returns on average assets and average equity for the three months ended June 30, 1999 were .28 and 4.37 percent, respectively, as compared to .85 and 12.76 percent, respectively, for the same period last year.

Net Interest Income. Net interest income for the three month period ended June 30, 1999 decreased $4,000, or .12 percent. Net interest margin decreased to 3.76 percent for the quarter ended June 30, 1998 from 4.02 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the three months ended June 30, 1999 and 1998 as well as the changes between the two periods. Significant factors contributing to the decrease in net interest income and net interest margin are discussed in lettered notes below the table:


                                     Three Months ended June 30,
                        -----------------------------------------------------
                                  1999                       1998                        Change
                        -------------------------- -------------------------  ----------------------------
                                  Interest Average           Interest Average          Interest    Average
                         Average   earned  yield or Average  earned   yield or Average  earned
                         balance  or paid    cost   balance  or paid   cost    balance   paid    yield or cost
                        -------   -------  -------  -------  -------  -------  ------- ------- --------------
                                     (Amounts in thousands)
Interest-earning assets
Investments..........    $ 93,414  $1,346    5.78% $  97,032 $ 1,474   6.09%  $ (3,618) $  (128)  -0.31%(a)
Loans................     272,200   6,224    9.17%   245,115   6,055   9.91%    27,085      169   -0.74%(b)
     Allowance for loan
        losses.......     (3,203)      --             (3,008)    --               (195)      --
                         -------  ------            -------  -------           -------  -------
     Total interest-
        earning assets  $362,411  $7,570    8.38%  $ 339,139 $ 7,529   8.91%  $ 23,272   $   41  -0.53%(c)
                         =======  ------             ======= -------           =======  -------
Interest-bearing
   liabilities
Savings, NOW & money
   market accounts...    $85,469  $  722    3.39%  $ 64,915 $   499    3.08%  $ 20,554   $  223   0.31%(d)
Certificates of deposit
   under $100,000....    128,558   1,644    5.13%   130,558   1,845    5.67%    (2,000)    (201) -0.54%(e)
Certificates of deposit
   $100,000 and over.     36,221     484    5.36%    37,169     543    5.86%      (948)     (59) -0.50%(e)
                         -------  ------            ------- -------            -------   -------
      Interest-bearing
         deposits....    250,248   2,850    4.57%   232,642   2,887    4.98%    17,606      (37) -0.41%(f)
Short-term borrowings     51,833     665    5.15%    52,712     715    5.44%      (879)     (50) -0.29%(g)
Long-term borrowings.     32,566     661    8.14%    23,736     529    8.94%     8,830      132  -0.80%(g)
                         -------  ------            ------- -------            -------   -------
     Total borrowings     84,399   1,326    6.30%    76,448   1,244    6.53%     7,951       82  -0.23%(g)
                         -------  ------            ------- -------            -------   -------
     Total interest-
        bearing
        liabilities..   $334,647   4,176    5.01%  $309,090   4,131    5.36%  $ 25,557       45  -0.35%(h)
                         =======  ------            ======= -------            =======   -------
     Net interest
        income/spread             $3,394    3.37%            $3,398    3.55%             $   (4) -0.18%(i)
                                 =======  =======           =======   ======             ======= =======
     Net interest
        margin.......                       3.76%                      4.02%                     -0.26%(i)
                                          =======                     ======                     =======
Notation:
Noninterest-bearing
   deposits..........   $ 25,319      --           $ 23,756      --           $  1,563       --
                         -------                    -------                    -------
    Total deposits...   $275,567  $2,850    4.15%  $256,398  $2,887    4.52%  $19,169   $  (37)  -0.37%(f)
                         =======  ======  =======   ======= =======   ======  =======   ======= =======

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

(c)   See (a) and (b) above.

(d) Increased volume and cost in this deposit category reflect increased balances in money market deposit accounts. A deposit restructuring and repricing strategy implemented during the second half of 1998 contributed to the increase in money market deposits by causing a shift in the mix of the Company's interest-bearing deposit portfolio from certificates of deposit ("CDs") to money market accounts. While costs in this deposit category increased due to the increased volume in money market accounts, the Company's overall cost of interest-bearing deposits decreased 41 basis points and cost of total deposits decreased 37 basis points largely as a result of the program implemented during 1998. Management anticipates further growth in this deposit category due to the recent introduction of the Company's Wealthbuilder NOW and money market deposit accounts which are attractively priced floating rate accounts indexed to the three month Treasury bill. Additional volume in these new accounts could increase the cost of deposits in this category, however such core deposits remain an attractive alternative to wholesale funding at significantly higher costs.

(e)   The  reduced  costs  on  CD's  is  largely   attributable   to  successful
      implementation   of  the  deposit   restructuring  and  repricing  program
      discussed in (d) above.

(f)   See (d) and (e) above.

(g) The increase in long-term borrowings is reflective of drawdowns on the BNCCORP and BNC Financial lines of credit with Firstar Bank, N.A., primarily to fund asset-based loans at BNC Financial which totaled $23 million at June 30, 1999 as compared to $11 million at June 30, 1998. The reduced cost on borrowings is reflective of the interest rate decreases late in 1998.

(h) Increased interest-bearing liabilities are largely attributable to the earlier noted increases in money market deposits as well as increased long term borrowings. Decreased cost on interest-bearing liabilities is caused by the noted decreases in the interest-bearing deposit and borrowing portfolios.

(i) Reduction in net interest spread and net interest margin is primarily attributable to the decreased yield on earning assets which was partially offset by the decreased cost of interest-bearing liabilities.

As indicated in the table above, the Company has experienced pressure on its net interest spread and margin. Declining U.S. Treasury rates have negatively impacted the yield on investments. The 75 basis point decrease in prime rate which occurred during the fourth quarter of 1998 had a significant negative impact because of the volume of variable rate loans tied to prime. Additionally, competition for high quality loans in the markets in which the company operates has been strong and has resulted in a decrease in loan pricing spread to prime.

The Company has been able to lessen the negative impact on net interest spread and margin caused by the reduction in yield on earning assets by reducing its cost of rate-related liabilities. Reductions in costs of interest-bearing and total deposits have resulted from the successful implementation of a deposit restructuring and repricing program initiated during 1998. The program, implemented primarily in BNC--North Dakota's outlying rural branches, resulted in the shift of a significant amount of deposits from higher cost, fixed rate time deposits to lower cost, variable rate money market deposit accounts. At the same time, the cost of the remaining time deposit portfolio was also significantly reduced.

The Company recently introduced its new Wealthbuilder NOW and money market deposit accounts in all of its markets. The Wealthbuilder accounts are attractively priced, variable rate accounts tied to the 3 month Treasury bill discount rate. These accounts are expected to generate additional volume in the NOW and money market deposit categories. Because they are attractively priced, the cost of this particular category of deposits could increase, however, if the Company is able to generate additional core deposit volume with the new accounts, it could reduce its reliance on other types of wholesale funding such as brokered and national market time deposits and short term borrowings, which are typically priced significantly higher than the Wealthbuilder accounts, as core deposit growth would begin to keep pace with earning asset growth. Additionally, increased volume in such variable rate deposit accounts would continue to lessen the Company's sensitivity to changes in interest rates. See
Item 3, --"Quantitative and Qualitative Disclosures About Market Risk."

Many factors, including, but not limited to, the competitive environment in the markets in which the Company operates, the multitude of financial and investment products available to the public and the monetary policies of the Federal Reserve Board, can materially impact the Company's operating results. Therefore, management cannot predict, with any degree of certainty, prospects for net interest income in future periods. In addition to the continued implementation of the initiatives discussed above and employment of available interest rate risk management options, the Company expects to continue to focus on broadening its financial product and service offerings in order to supplement earnings from core banking activities.

Provision for Credit Losses. The provision for credit losses was $377,000 for the quarter ended June 30, 1999 as compared to $115,000 for the same period one year earlier. As of June 30, 1999, the allowance for credit losses stands at
1.19 percent of total loans as compared to 1.14 percent at December 31, 1998. Management estimates indicate that the allowance for credit losses is adequate to cover estimated losses in the loan portfolio at the present time. See "Comparison of Financial Condition at June 30, 1999 and December 31, 1998 --Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three months ended June 30, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                              Noninterest Income

                                                    Increase (Decrease)
                                                    --------------------
                            For the Three Months
                               Ended June 30,           1999 - 1998
                            --------------------    --------------------
                              1999        1998         $           %
                            ---------    -------    -------     --------
                               (in thousands)
                                         -------
Insurance commissions...... $     558    $   464    $    94          20% (a)
Fees on loans..............       400        405        (5)         (1)%
Brokerage income...........       184         15        169        1127% (b)
Service charges............       129        126          3           2%
Rental income..............        49         11         38         345%
Net gain (loss) on sales of
     securities ...........        41        (1)         42        4200%
Other .....................       259        272       (13)         (5)%
                            ---------    -------    -------
   Total noninterest income $   1,620    $ 1,292    $   328          25%
                            =========    =======    =======
-----------------

(a) Increased insurance commissions resulted from an increase in the number of insurance producers as well as successful efforts to cross-sell insurance to bank customers.

(b) Increase is attributable to the addition of brokerage staff in BNC-- North Dakota's subsidiary, BNC Asset Management, Inc.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three months ended June 30, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                              Noninterest Expense

                                                   Increase (Decrease)
                                                   --------------------
                           For the Three Months
                              Ended June 30,           1999 - 1998
                           --------------------    --------------------
                             1999        1998         $           %
                           --------    --------    --------    --------
                              (in thousands)

Salaries and employee
   benefits............... $  2,309    $  1,851    $    458         25%  (a)
Depreciation and                404         370          34          9%
amortization..............
Occupancy.................      314         251          63         25%  (b)
Office supplies, telephone
and              postage..      254         184          70         38%  (c)
Professional services.....      228         175          53         30%  (d)
Marketing and promotion...      159         139          20         14%
FDIC and other assessments       48          46           2          4%
Other.....................      460         297         163         55%  (e)
                           --------    --------    --------
   Total noninterest
       expense............$   4,176    $  3,313    $    863         26%
                           ========    ========    ========
--------------------

(a) Increase is attributable to growth as well as the Company's expansion into non-traditional banking services. Average full time equivalent employees increased from 169 for the three month period ended June 30, 1998 to 195 for the same period in 1999, the increase representing addition of staff at BNC Insurance, Inc., BNC Asset Management, Inc., BNC -- North Dakota's Fargo branch and other general growth-related staffing increases.

(b) Increase is attributable to costs associated with occupancy of prperty in Fargo and of additional space in Minneapolis.

(c) Increase is attributable to Fargo and the addition of staff at BNC Insurance, Inc. and BNC Asset Management, Inc.


(d) Increase is attributable to higher legal, software support and other consulting fees.


(e) Increase is attributable to small increases in several items in this category including insurance, correspondent charges, other asset write offs and other miscellaneous expenses.

Income tax expense. Income tax expense decreased $306,000 due to the decrease in pre-tax income for the quarter ended June 30, 1999 as compared to the pre-tax income recorded for the same period in 1998. The estimated effective tax rates for the three month periods ended June 30, 1999 and 1998 were 40.8 and 39.1 percent, respectively. These rates are higher than the federal statutory rate of
34.0 percent due principally to state income taxes.

Earnings per common share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three month periods ended June 30, 1999 and 1998.

                   Comparison of Operating Results for the
                   Six Months Ended June 30, 1999 and 1998

General. Net income for the six months ended June 30, 1999, before the cumulative effect of a change in accounting principle was $627,000 as compared to the $1.5 million recorded for the six months ended June 30, 1998. Net income after the cumulative effect of a change in accounting principle was $531,000. The Company's basic and diluted EPS for the six months ended June 30, 1999 were $0.26 before the cumulative effect of the accounting change and $0.22 after the accounting change as compared to $0.61 and $0.59, respectively, for the same period one year ago. The returns on average assets and average equity for the six months ended June 30, 1999 were .27 and 4.26 percent, respectively, as compared to .82 and 12.35 percent, respectively, for the same period last year.

Net Interest Income. Net interest income for the six month period ending June 30, 1999 increased $12,000, or .18 percent. Net interest margin decreased to
3.73 percent for the six months ended June 30, 1999 from 4.09 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, and associated yields on interest-earning assets and costs on interest-bearing liabilities for the six months ended June 30, 1999 and 1998 as well as the changes between the two periods. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the table:




                                Six Months ended June 30,
                     --------------------------------------------------
                               1999                    1998                    Change
                     ------------------------- ------------------------- ------------------------
                             Interest  Average         Interest Average          Interest
                     Average earned   yield or Average earned   yield or Average earned    Average
                     balance or paid    cost   balance or paid   cost    balance  paid   yield or cost
                     ------- -------  -------- ------- -------  -------- ------- ------- ------------
                                      (Amounts in thousands)
Interest-earning
   assets
Investments..........$ 97,503 $ 2,800    5.79% $ 96,356 $ 2,959   6.19%  $ 1,147 $ (159)  -0.40%(a)
Loans................ 270,305  12,387    9.24%  238,488  11,826  10.00%   31,817    561   -0.76%(b)
    Allowance for
        loan losses..  (3,101)    --             (3,057)     --              (44)    --
                      -------  ------           ------- -------          ------- -------
     Total interest-
        earning
        assets.......$364,707 $15,187   8.40%  $331,787 $14,785   8.99%  $32,920 $   402  -0.59%(c)
                     ========  ------           ======= -------          ======= -------
Interest-bearing
   liabilities
Savings, NOW &
   money market
   accounts..........$ 87,437 $ 1,476    3.40% $ 68,645 $ 1,069   3.14%  $18,792 $   407   0.26%(d)
Certificates of
   deposit under
   $100,000.......... 128,796   3,336    5.22%  128,103   3,599   5.67%      693    (263) -0.45%(e)
Certificates of
   deposit $100,000
   and over..........  39,470   1,057    5.40%   34,933   1,017   5.87%    4,537      40  -0.47%(e)
                      -------  ------           ------- -------          ------- -------
      Interest -
         bearing
         deposits.... 255,703   5,869    4.63%  231,681   5,685   4.95%   24,022     184  -0.32%(f)
Short-term borrowings  49,678   1,272    5.16%   49,354   1,345   5.50%      324     (73) -0.34%(g)
Long-term borrowings.  31,721   1,298    8.25%   22,612   1,019   9.09%    9,109     279  -0.84%(g)
                      -------  ------           ------- -------          ------- -------
     Total borrowings  81,399   2,570    6.37%   71,966   2,364   6.63%    9,433     206  -0.26%(g)
                      -------  ------           ------- -------          ------- -------
     Total interest-
        bearing
        liabilities..$337,102   8,439    5.05% $303,647   8,049   5.35%  $33,455     390  -0.30%(h)
                      =======  ------           ======= -------          ======= -------
     Net interest
        income/
        spread.......        $  6,748    3.35%          $ 6,736   3.64%          $    12  -0.29%(i)
                               ======  =======          =======  ======          ======= =======
     Net interest
        margin.......                    3.73%                    4.09%                   -0.36%(i)
                                       =======                   ======                  =======
Notation:
Noninterest-bearing
   deposits..........$ 25,336                  $ 22,879      --          $ 2,457
                      -------                   -------                  -------
    Total deposits...$281,039 $ 5,869   4.21%  $254,560 $ 5,685   4.50%  $26,479 $  184  -0.29%(f)
                      =======  ====== =======   =======   ====== ======  ======= ======= =======

--------------------------

(a) The decreased yield in the investment portfolio is primarily attributable to the decrease in the Treasury yield curve which occurred during the second half of 1998 and the reinvestment of cash flows from maturing mortgage-backed securities and other investments at current, lower rates.

(b) The loan volume increase is attributable to increases in loans originated at BNC--Minnesota and BNC Financial. The decreased loan yield is reflective of the 75 basis point decline in the prime rate late in 1998 as well as a decrease in loan pricing spread to prime rate due to competitive pressures in the markets in which the Company operates.

(c)  See (a) and (b) above.

(d) Increased volume and cost in this deposit category reflect increased balances in money market deposit accounts. A deposit restructuring and repricing strategy implemented during the second half of 1998 contributed to the increase in money market deposits by causing a shift in the mix of the Company's interest-bearing deposit portfolio from certificates of deposit ("CDs") to money market accounts. While costs in this deposit category increased due to the increased volume in money market accounts, the Company's overall cost of interest-bearing deposits decreased 32 basis points and cost of total deposits decreased 29 basis points largely as a result of the program implemented during 1998. Management anticipates further growth in this deposit category due to the recent introduction of the Company's Wealthbuilder NOW and money market accounts which are attractively priced floating rate accounts indexed to the three month Treasury bill. Additional volume in these new accounts could increase the cost of deposits in this category, however such core deposits remain an attractive alternative to wholesale funding at significantly higher costs.

(e) The volume of national market CD's was greater during 1999 as compared to the same period in 1998. The reduction in cost of CDs is reflective of the program implemented during 1998, lower CD renewal rates and the overall decreased rate environment.

(f)  See (d) and (e) above.

(g) The increase in long-term borrowings is reflective of drawdowns on the BNCCORP and BNC Financial lines of credit with Firstar Bank, N.A., primarily to fund asset-based loans at BNC Financial which totaled $23 million at June 30, 1999 as compared to $11 million at June 30, 1998. The reduced cost on borrowings is reflective of the interest rate decreases late in 1998.

(h) Increased interest-bearing liabilities are largely attributable to the earlier noted increases in money market deposits, national market CD's and long term borrowings. Decreased cost on interest-bearing liabilities is caused by the noted decreases in the interest-bearing deposit and borrowing portfolios.

(i) Reduction in net interest spread and net interest margin is primarily attributable to the decreased yield on earning assets which was partially offset by the decreased cost of interest-bearing liabilities.

See --"Comparison of Operating Results for the Three Months Ended June 30, 1999 and 1998--Net Interest Income" for additional comments regarding net interest spread and margin.

Provision for Credit Losses. The provision for credit losses was $626,000 for the six months ended June 30, 1999 as compared to $198,000 for the same period one year earlier. See "Comparison of Financial Condition at June 30, 1999 and December 31, 1998--Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the six months ended June 30, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:

                                 Noninterest Income

                                                    Increase (Decrease)
                                                    --------------------
                             For the Six Months
                               Ended June 30,           1999 - 1998
                            --------------------    --------------------
                              1999        1998         $           %
                            ---------    -------    -------     --------
                               (in thousands)
                                         -------
Insurance commissions...... $   1,096    $   838    $   258          31%  (a)
Fees on loans..............       832        731        101          14%  (b)
Brokerage income...........       309         26        283        1088%  (c)
Service charges............       254        275       (21)         (8)%
Rental income..............        60         22         38         173%
Net gain on sales of
   securities..............        94         17         77         453%
Other .....................       534        507         27           5%
                            ---------    -------    -------
   Total noninterest income $   3,179    $ 2,416    $   763          32%
                            =========    =======    =======
-----------------

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

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the six months ended June 30, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table:
                             Noninterest Expense

                                                     Increase (Decrease)
                                                     -------------------
                              For the Six Months
                                Ended June 30,           1999 - 1998
                             --------------------    -------------------
                               1999        1998         $           %
                             --------    --------    --------    -------
                                (in thousands)

Salaries and employee
   benefits.................$  4,591    $  3,692    $    899        24%  (a)
Depreciation and
   amortization.............     801         741          60         8%
Occupancy...................     620         517         103        20%  (b)
Professional services.......     524         328         196        60%  (c)
Office supplies, telephone
   and postage..............      481         364         117        32%  (d)
Marketing and promotion.....      315         240          75        31%  (e)
FDIC and other assessments..       95          91           4         4%
Other.......................      841         593         248        42%  (f)
                             --------    --------    --------
   Total noninterest expense $  8,268    $  6,566    $  1,702        26%
                             ========    ========    ========
--------------------

(a) Increase is attributable to growth as well as the Company's expansion into non-traditional banking services. Average full time equivalent employees increased from 167 for the six month period ended June 30, 1998 to 194 for the same period in 1999, the increase representing addition of staff at BNC Insurance, Inc., BNC Asset Management, Inc., BNC -- North Dakota's Fargo branch and other general growth-related staffing increases.

(b) Increase is attributable to occupancy costs associated with Fargo and the occupany of additional space in Minneapolis.


(c)  Increase  represents  increases  in  legal,   software  support  and  other
     consulting fees.

(d) Increase is associated with staffing at Fargo, BNC Insurance, Inc. and BNC Asset Management, Inc.

(e) Increase is attributable to increased advertising, public relations and promotional expenses, including fees paid to an investor relations firm engaged late in 1998.

(f)   Increase  is  attributable  to small  increases  in several  items in this
      category   including   insurance,    correspondent   charges   and   other
      miscellaneous expenses.

Income tax expense. Income tax expense decreased $524,000 due to the decrease in pre-tax income for the six months ended June 30, 1999 as compared to the pre-tax income recorded for the same period in 1998. The estimated effective tax rates for the six month periods ended June 30, 1999 and 1998 were 39.3 and 38.9 percent, respectively. These rates are higher than the federal statutory rate of
34.0 percent due principally to state income taxes.

Earnings per common share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the six month periods ended June 30, 1999 and 1998.

                                  Liquidity

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

The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of subordinated notes. The loan agreements and indenture pursuant to which the Company's subordinated notes were issued contain a number of covenants restricting the ability of the Company or its subsidiaries to take certain actions and requiring maintenance of certain ratios regarding capital, nonperforming loans, loan loss reserve coverage, and other matters. At June 30, 1999, BNCCORP and its subsidiaries were in substantial compliance with all material debt covenants.

The following table sets forth, for the six months ended June 30, 1999 and 1998, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                       Major Sources and Uses of Funds

                                                   For the Six Months Ended
                                                          June 30,
                                                   -----------------------
                                                     1999          1998
                                                   ---------     ---------
                                                       (in thousands)
Proceeds from sales and maturities of investment
   securities.................................     $ 110,078     $ 46,432
Purchases of investment securities............     (121,522)      (43,174)
Net increase in loans.........................      (14,947)      (23,060)
Net increase in short-term borrowings.........        17,753         9,984
Net increase in long-term borrowings..........         6,744         3,854
Net increase (decrease) in deposits...........         1,017       (1,822)

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

Testing / Validation and Implementation. The testing / validation phase is currently in process. The Company's written testing strategy and plan were completed prior to June 30, 1998. Testing of mission critical systems commenced prior to September 30, 1998. The Company completed testing of mission critical systems by December 31, 1998. Testing of systems where the Company relies on service providers for mission critical systems was substantially complete by March 31, 1999. As of June 30, 1999, testing of non-mission critical systems was substantially complete with the implementation stage also substantially completed. The objective of the testing is to minimize business risk due to operational failures. This phase is considered to be the most critical phase of the Company's Y2K Program.

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

Contingency Plan. The Company's contingency plan, designed to handle the most reasonably likely worst case Y2K scenarios, is substantially complete. Phases of this plan included organization and planning, business impact analysis, Y2K business resumption planning and testing. The Year 2000 contingency plan is intended to provide assurance that the Company's mission critical functions will continue if one or more systems fail. In developing the plan, the Company has taken into consideration the impact of external systems, including those of service providers, other financial institutions, customers, business partners and infrastructure providers such as suppliers of power and telecommunications.

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

A test of the Company's contingency plan has been completed. The test resulted in some minor revisions to the plan. These revisions were subsequently made and a second test of the plan has been scheduled.

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

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled asset/liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its current starting point of 8.00 percent to 9.00 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending June 30, 2000 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's 1999 budget with assumed 10 percent growth thereafter. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate (with an 8.50 percent strike) which the Company purchased in September 1998.


                          Net Interest Income Simulation
                              (amounts in thousands)


Movement in interest rates                     -300bp   -200bp   -100bp  Unchanged   +100bp  +200bp  +300bp

Projected 12-month net interest income.....   $14,238  $14,479 $ 14,737    $14,999 $ 15,111 $15,224 $15,333

Dollar change from rates unchangescenario..      (761)    (520)    (262)         -      112     225     334

Percentage change from rates unchanged
scenario..................................     -5.08%    -3.47%  -1.75%      0.00%    0.75%   1.50%    2.22%

Benefit/(cost) from $25MM floor (1).......        314      177      40        (97)    (198)   (214)    (219)

Total net interest income impact with floor    14,552   14,656  14,777     14,902   14,913  15,010   15,114
Dollar change from flat w/floor............      (350)    (246)   (125)         -       11     108      212
Percentage change from unchanged w/floor...     -2.35%   -1.65%  -0.84%      0.00%    0.08%   0.73%    1.42%

Benefit from amortization of deferred gain
    on sale of interest rate swaps (2).....        51       51      51         51       51      51       51

Total net interest income impact w/floor &
     swap gain.............................   $14,603   14,707  14,828     14,953   14,964  15,062   15,165
Dollar change from flat w/floor & swap.....     ($350)  $ (246) $ (125)    $    -  $    11 $   109      212

Percentage change from flat w/floor & swap.     -2.34%   -1.64%  -0.83%      0.00%    0.08%   0.72%    1.42%

POLICY LIMITS..............................     -9.00%   -6.00%  -3.00%      0.00%    3.00%   6.00%    9.00%

---------------------------

(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 (or 4.48% per million). The premium is being amortized on a straight-line basis over the 5-year term of the option.

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

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3%, 6%, and 9% from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company tightened its policy limits during the second quarter of 1999 and was within its revised policy limits for each projected scenario in the table above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of June 30, 1999 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                          PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 9, 1999 (the "Annual Meeting"). Proxies were solicited pursuant to the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, Richard M. Johnsen, Jr., John M. Shaffer, and Jerry R. Woodcox were elected to serve until the 2002 annual meeting of stockholders. The number of votes cast for or withheld from each nominee was as follows:


         Name                  For           Withheld
----------------------     ------------     -----------
Richard M. Johnsen, Jr.       1,775,512          34,380
John M. Shaffer               1,775,512          34,380
Jerry R. Woodcox              1,775,512          34,380

With respect to the election of directors, there were no abstentions and non-votes totaled 601,088.

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Brad J. Scott, Tracy Scott, Gregory K. Cleveland, John A. Hipp, M.D., Kevin D. Pifer and Jon E. Strinden.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1999. Holders of 1,804,042 shares voted for, holders of 1,750 shares voted against and holders of 4,100 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 601,088.

Item 6.        Exhibits and Reports on Form 8-K

            (a)   Part I Exhibit 27.  Financial Data Schedule
            (b)   Reports on Form 8-K
                  None.

                                  Signatures


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: August 6, 1999                By     /s/ Gregory K. Cleveland
                                       ---------------------------------------
                                         Gregory K. Cleveland
                                         President
                                         Chief Operating Officer
                                         Only Authorized Signature