Form 10-Q
period 1999-09-30
BNCCORP INC
filed 1999-11-15
CIK 945434

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549
                                       ------
                                      FORM 10-Q
                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________


                             Commission File No. 0-26290


                                    BNCCORP, INC.
               (Exact name of registrant as specified in its charter)

                  Delaware                                45-0402816
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)


                                   322 East Main
                            Bismarck, North Dakota 58501
                      (Address of principal executive offices)
                                   (701) 250-3040
                          (Registrant's telephone number)


      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the registrant's outstanding common stock on November 5, 1999 was 2,399,980

                         PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
                           BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)

                    ASSETS                          September 30,  December 31,
                                                        1999           1998
                                                    -------------  -------------
                                                     (unaudited)
CASH AND DUE FROM BANKS..............................$  11,106        $  7,475

INTEREST - BEARING DEPOSITS WITH BANKS...............    5,310           2,809
INVESTMENT SECURITIES AVAILABLE FOR SALE.............  123,349          96,601
LOANS AND LEASES, net of unearned income.............  282,207         270,876
ALLOWANCE FOR CREDIT LOSSES..........................  (3,263)         (3,093)
                                                     ---------        --------
   Net loans and leases..............................  278,944         267,783
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net..   10,758           8,827
INTEREST RECEIVABLE..................................    2,932           2,618
OTHER ASSETS.........................................    8,578           6,163
DEFERRED CHARGES AND INTANGIBLE ASSETS, net..........    3,475           4,056
                                                     ---------        --------
                                                     $ 444,452        $396,332
                                                     =========        ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing...............................$  28,138        $ 28,475
   Interest-bearing -
      Savings, NOW and money market..................  111,113          89,887
      Time deposits $100,000 and over................   48,724          39,162
      Other time deposits............................  120,271         126,975
                                                     ---------        --------
   Total Deposits....................................  308,246         284,499
SHORT-TERM BORROWINGS................................   67,673          49,290
LONG-TERM BORROWINGS.................................   38,954          30,646
OTHER LIABILITIES....................................    5,074           6,642
                                                     ---------        --------
      Total liabilities..............................  419,947         371,077
                                                     ---------        --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized;                                           --              --
      no shares issued or outstanding................
   Common stock,  $.01 par value,  10,000,000 shares
      authorized;  2,399,980 and 2,390,184 shares
      issued and outstanding  (excluding  42,880
      shares held in treasury) at September 30,
      1999 and December 31, 1998, respectively.......       24              24
   Capital surplus...................................   13,955          13,951
   Retained earnings.................................   12,372          11,651
   Treasury stock (42,880 shares)....................    (513)           (513)
   Accumulated other comprehensive income, net of
      income tax effects of ($819) and $90 at
      September 30, 1999 and December 31, 1998,
      respectively...................................  (1,333)             142
                                                     ---------        --------
      Total stockholders' equity.....................   24,505          25,255
                                                     ---------        --------
                                                     $ 444,452        $396,332
                                                     =========        ========
    The accompanying notes are an integral part of these consolidated balance sheets.

                           BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                        (In thousands, except per share data)

                                                For the Three     For the Nine
                                                 Months Ended        Months
                                                September 30,        Ended
                                                                  September 30,
                                                --------------   ---------------
                                                  1999   1998      1999    1998
                                                ------- ------   -------  ------
                                                  (unaudited)      (unaudited)
INTEREST INCOME:
   Interest and fees on loans................. $6,685  $ 6,609   $19,072 $18,435
   Interest and dividends on investment
securities -
      Taxable.................................  1,536    1,256     4,079   3,822
      Tax-exempt..............................    121       25       242      56
      Dividends...............................     67       61       177     245
   Other......................................     26       89        52     267
                                              -------- -------  -------- -------
      Total interest income...................  8,435    8,040    23,622  22,825
                                              -------- -------  -------- -------
INTEREST EXPENSE:
   Interest on deposits.......................  3,208    3,077     9,077   8,762
   Interest on short-term borrowings..........    856      715     2,128   2,060
   Interest on long-term borrowings...........    779      604     2,077   1,623
                                              -------- -------  -------- -------
      Total interest expense..................  4,843    4,396    13,282  12,445
                                              -------- -------  -------- -------
      Net interest income.....................  3,592    3,644    10,340  10,380
PROVISION FOR CREDIT LOSSES...................    379      762     1,005     960
                                              -------- -------  -------- -------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES..............................  3,213    2,882     9,335   9,420
                                              -------- -------  -------- -------
NONINTEREST INCOME:
   Insurance commissions......................    460      431     1,556   1,269
   Fees on loans..............................    384      365     1,216   1,096
   Brokerage income...........................    199       22       508      48
   Service charges............................    138      145       392     420
   Net gain on sales of securities............     66       51       160      68
   Rental income..............................     48       10       108      32
   Other......................................    232      227       766     734
                                              -------- -------  -------- -------
      Total noninterest income................  1,527    1,251     4,706   3,667
                                              -------- -------  -------- -------
NONINTEREST EXPENSE:
   Salaries and employee benefits.............  2,414    2,041     7,005   5,733
   Depreciation and amortization..............    411      385     1,212   1,126
   Professional services......................    408      197       932     525
   Occupancy..................................    351      252       971     769
   Office supplies, telephone and postage.....    266      189       747     553
   Marketing and promotion....................    172       82       487     322
   FDIC and other assessments.................     48       47       143     138
   Other......................................    392      356     1,233     949
                                              -------- -------  -------- -------
      Total noninterest expense...............  4,462    3,549    12,730  10,115
                                              -------- -------  -------- -------
INCOME BEFORE TAXES...........................    278      584     1,311   2,972
INCOME TAXES..................................     88      242       494   1,172
                                              -------- -------  -------- -------

                         BNCCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income, con't
                      (In thousands, except per share data)


                                               For the Three      For the Nine
                                               Months Ended          Months
                                               September 30,         Ended
                                                                  September 30,
                                               --------------    ---------------
                                                1999    1998      1999     1998
                                               ------ -------    ------- -------
                                                (unaudited)        (unaudited)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE .....
     IN ACCOUNTING PRINCIPLE...................   190     342       817    1,800
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAX EFFECTS........    --      --   $  (96)       --
                                               ------- -------  -------- -------
NET INCOME.....................................$  190  $  342   $   721   $1,800
                                               ======= =======  ======== =======
BASIC EARNINGS PER COMMON SHARE:
   Income before cumulative effect of change in
   accounting principle........................ $ 0.08 $ 0.14   $  0.34   $ 0.75
   Cumulative effect of change in accounting
   principle, net of income tax effects........    --      --    (0.04)       --
                                               ------- -------  -------- -------
   Net income..................................$ 0.08  $ 0.14   $  0.30   $ 0.75
                                               ======= =======  ======== =======
DILUTED EARNINGS PER COMMON SHARE:
   Income before cumulative effect of change in
   accounting principle........................$ 0.08  $ 0.14   $  0.34   $ 0.73
   Cumulative effect of change in accounting
   principle, net of income tax effects........    --      --    (0.04)       --
                                               ------- -------  -------- -------
   Net income..................................$ 0.08  $ 0.14   $  0.30   $ 0.73
                                               ======= =======  ======== =======
   The accompanying notes are an integral part of these consolidated financial statements.

                           BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income
                                   (In thousands)

                                               For the Three Months   For the Nine Months
                                                Ended September 30,    Ended September 30,
                                               --------------------   --------------------
                                                 1999        1998       1999       1998
                                               --------  ----------   --------  ----------
                                                (unaudited)             (unaudited)
NET INCOME............................        $  190     $   342      $  721    $ 1,800
OTHER COMPREHENSIVE INCOME --
   Unrealized gains (losses) on securities:

      Unrealized holding gains (losses)
      arising during the period, net of
      income tax effects of $(178) and
      $172 for the three months ended
      September 30, 1999 and 1998,
      respectively, and $(908) and $159
      for the nine months ended
      September 30, 1999 and 1998,
      respectively....................         (289)         279     (1,475)         242

      Less: reclassification adjustment
      for gains included in net income,
      net of income tax effects of $21
      for the three months ended
      September 30, 1999 and 1998, and
      $60 and $27 for the nine months
      ended September 30, 1999 and
      1998, respectively..............          (45)        (30)       (100)        (41)
                                        ------------  -----------  ----------  ---------
OTHER COMPREHENSIVE INCOME (LOSS).....         (334)         249     (1,575)         201
                                        ------------  -----------  ----------  ---------
                                        ============  ===========  ==========  =========


   The accompanying notes are an integral part of these consolidated financial statements.
                                       5

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For  the  Nine  Months  Ended  September  30,  1999
                        (In thousands, except share data)


                                                                               Accumulated
                                                                                  Other
                             Common Stock       Capital  Retained  Treasury    Comprehensive
                            Shares    Amount   Surplus   Earnings    Stock         Income     Total
                           -----------------  ---------  --------  ---------   ------------- -------
Balance, December 31, 1998.2,433,064   $  24  $  13,951  $11,651   $   (513)   $        142  $25,255

   Net income (unaudited)..       --      --         --      721          --             --      721

   Other comprehensive loss --

      Change in unrealized
        holding gain on
        securities
        available for sale,
        net of income tax
        effects
        (unaudited).......        --      --         --       --          --         (1,475)  (1,475)
    Other (unaudited).....     9,796      --          4       --          --             --        4
                           --------- -------  ---------  ---------  ---------  ------------- --------
Balance, September 30,
   1999 (unaudited)....... 2,442,860 $  24    $  13,955  $  12,372  $    (513) $     (1,333) $24,505
                           ========= =======  =========  =========  ========== ============= ========


   The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)

                                                               1999       1998
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................  $   721  $   1,800
   Adjustments to reconcile net income to net cash
      provided by operating activities --
      Provision for credit losses..........................    1,005        960
      Depreciation and amortization........................      784        662
      Amortization of intangible assets....................      410        450
      Net premium amortization (discount accretion) on           445        (7)
      investment securities................................
      Proceeds from loans recovered........................      129        144
      Change in interest receivable and other assets, net..  (1,606)    (1,315)
      Net realized gains on sales of securities............    (160)       (68)
      Change in other liabilities, net.....................  (1,568)        374
      Originations of loans to be sold..................... (55,096)   (52,602)
      Proceeds from sale of loans..........................   55,096     52,602
                                                            ---------  ---------
         Net cash provided by operating activities.........      160      3,000
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities......................(147,271)   (71,528)
   Proceeds from sales of investment securities............   33,899     53,547
   Proceeds from maturities of investment securities.......   83,955     20,731
   Net increase in loans................................... (12,294)   (39,996)
   Additions to premises, leasehold improvements and
     equipment, net........................................  (2,775)      (700)
                                                           ----------  ---------
         Net cash used in investing activities............. (44,486)   (37,946)
                                                           ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings, NOW and
           money market accounts...........................   20,889    (1,860)
   Net increase in time deposits...........................    2,858      9,554
   Net increase in short-term borrowings...................   18,383     11,913
   Repayments of long-term borrowings...................... (24,860)    (9,807)
   Proceeds from long-term borrowings......................   33,100     18,670
   Repurchase of stock.....................................       --      (297)
   Other...................................................       88        227
                                                            ---------  ---------
         Net cash provided by financing activities.........   50,458     28,400
                                                            ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    6,132    (6,546)
CASH AND CASH EQUIVALENTS, beginning of period.............   10,284     15,415
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, end of period...................$  16,416  $   8,869
                                                            =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid...........................................$  14,335  $  12,771
                                                            =========  =========
   Income taxes paid.......................................  $   643  $   1,020
                                                            =========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999


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

The unaudited consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1999.

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


NOTE 3 -- Acquisitions

The Company continues to engage in an acquisition program. Pursuant to that program, the Company periodically considers or participates in discussions concerning  acquisitions.  At the  present  time,  the  Company  has no  binding commitments or agreements regarding acquisitions, but agreements may be negotiated and entered into in the future.

NOTE 4 -- Earnings per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended September 30:

                                               Net                    Per-Share
                                              Income      Shares        Amount
                                           ----------- ------------- -----------
                   1999
Basic earnings per share:
Income available to common stockholders..  $   190,000    2,409,654    $   0.08
                                                                      ==========
Effect of dilutive shares --
      Options............................                      381
      Warrants...........................                       --
                                                        -----------
Diluted earnings per share:
Income available to common stockholders..  $   190,000    2,410,035    $   0.08
                                           ============ ===========   ==========
                     1998
  Basic earnings per share:
  Income available to common stockholders..$   342,000    2,391,939    $   0.14
                                                                      ==========
  Effect of dilutive shares --
        Options............................                   9,399
        Warrants...........................                  12,832
                                                         -----------
  Diluted earnings per share:
  Income available to common stockholders..$    342,000   2,414,170   $    0.14
                                           ============  =========== ===========

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine month periods ended September 30:

                                                Net                    Per-Share
                                               Income        Shares      Amount
                                              ----------  ------------ ---------
                1999
Basic earnings per share:
Income before cumulative effect of change in
        accounting principle..............    $ 817,000      2,408,855  $  0.34
Cumulative effect of change in accounting
        principle, net of income tax effects    (96,000)     2,408,855    (0.04)
                                              ----------  ------------ ---------
Income available to common stockholders...    $ 721,000      2,408,855  $  0.30
                                              ==========               =========
Effect of dilutive shares --
   Options................................                         300
   Warrants...............................                          --
                                                          ------------
Diluted earnings per share:
Income before cumulative effect of change in
   accounting principle...................    $ 817,000      2,409,155  $  0.34
Cumulative effect of change in accounting
   principle, net of income tax effects...      (96,000)     2,409,155    (0.04)
                                              ----------- ------------ ---------
Income available to common stockholders...    $ 721,000      2,409,155  $  0.30
                                              =========== ============ =========

                                                  Net                  Per-Share
                                                Income      Shares      Amount
                                              ---------- ------------ ----------
                1998
Basic earnings per share:
Net income available to common stockholders   $1,800,000    2,399,367 $    0.75
                                                                      ==========
Effect of dilutive shares --
   Options................................                     42,919
   Warrants...............................                     36,136
                                                          ------------
Diluted earnings per share:
Net income available to common stockholders   $1,800,000    2,478,422 $    0.73
                                              =========== =========== ==========

Warrants to purchase 50,000 shares of common stock at $12.00 per share and options to purchase between 117,634 and 166,750 shares of common stock at prices ranging from $10.00 to $17.50 were outstanding during all periods presented, but were not included in the computation of diluted EPS for the three and nine month periods ended September 30, 1999 because their effects were antidilutive.

Additionally, options to purchase 7,500 shares of common stock at prices ranging from $7.56 to $8.75 were outstanding during the three month period ended
September  30,  1999.  Only  a  portion  of the  options  were  included  in the
computation   of  diluted  EPS  because  the   remainder  of  the  options  were
antidilutive.

NOTE 5 -- Segment Disclosures

BNCCORP segments its operations into three separate business activities, based on the nature of the products, services and customers for each segment: BNC National Bank ("BNC--North Dakota"), BNC National Bank of Minnesota ("BNC--Minnesota") and BNC Financial Corporation ("BNC Financial").

The operations of BNC-North Dakota provide traditional community banking services to individuals and small and mid-sized businesses, such as accepting deposits and making consumer, mortgage and commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as providing servicing of loans to others. In addition to these banking services, BNC-North Dakota also provides brokerage and trust services and sells insurance products.

BNC-Minnesota also provides traditional banking services, but this segment is identified primarily from its commercial banking activities in Minnesota.

BNC Financial offers asset-based commercial financing. In addition, it also manages a consulting services division, which provides a number of services including pre-funding due diligence, collateral review, problem loan consulting, bankruptcy support and asset valuation.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarter ended September 30 (in thousands):

                                 1999                                     1998
                ---------------------------------------  ----------------------------------------
                                BNC      Other                           BNC       Other
                BNC-ND  BNC-MN  Financial (a)    Total   BNC-ND  BNC-MN  Financial  (a)    Total
                ------  ------  -------- ------  ------  ------- ------  --------  ------  ------
Net interest
 income......  $2,427   $  866  $    479 $ (180) $3,592  $2,590  $  910  $    290  $ (146) $3,644

Other
revenue-
external
customers...    1,173      313        41     --   1,527     964     230        56       1   1,251

Intersegment
    revenue.       82       --        --    758     840      52      --        --     820     872

Segment
profit
before taxes.       9      228       312   (271)    278     192     483       166    (257)    584

Income tax
 expense
   (benefits).    (10)      95       126   (123)     88      67     199        67     (91)    242

Segment
profit......       19      133       186   (148)    190     125     284        99    (166)    342

Segment
assets......  331,255   94,941    32,927 21,256 480,379 318,517  69,481    24,893  23,055 435,946

-----------------
(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the nine month periods ended September 30 (in thousands):

                                 1999                                     1998
                ---------------------------------------  ----------------------------------------

                                BNC      Other                           BNC       Other
                BNC-ND  BNC-MN  Financial (a)    Total   BNC-ND  BNC-MN  Financial  (a)     Total
                ------  ------  -------- ------  ------  ------- ------  --------  ------  ------
Net interest
income.......   $7,148  $2,549  $  1,149 $ (506) $10,340 $7,516  $2,523  $    797  $ (456) $10,380

Other
revenue-
external
customers....    3,681    804       219       2    4,706  2,886     615       136      30    3,667

Intersegment
    revenue..      208     --        11   2,483    2,702    165      --        --   3,383    3,548

Segment
profit
before taxes.      668    782       721    (860)   1,311  1,834   1,434       487    (783)   2,972

Income tax
expense
   (benefit).      202    325       292    (325)     494    647     587       197    (259)   1,172

Segment
profit
before
cumulative
effect
of  change
in
accounting
principle....      466    457      429     (535)     817  1,187     847       290    (524)   1,800

Cumulative
effect
of  change
in
accounting
principle,
net
of
income
tax
effects......       43     35        --      18       96      --     --        --       --      --

Segment
profit.......      423    422       429    (553)     721   1,187    847       290     (524)   1,800

Segment
assets.......  331,255 94,941    32,927  21,256  480,379 318,517 69,481    24,893   23,055  435,946

-----------------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

Reconciliation of segment profit to consolidated results (in thousands):

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                ----------------------  -----------------------
                                   1999       1998        1999         1998
                                ----------  ----------  ----------  -----------
Segment profit before taxes     $      278  $      584  $    1,311  $    2,972
Income tax expense.........            (88)       (242)       (494)     (1,172)
                                ----------  ----------  ----------  -----------
Segment profit
   before cumulative effect
   of change in accounting
   principle...............            190         342         817       1,800

Cumulative effect of change
   in accounting principle,
   net of income tax
   effects.................             --           --        (96)         --

Elimination of intersegment
   profit..................             --          --          --          --
                                ----------  ----------  ----------  -----------
Consolidated net income....     $      190  $      342  $      721  $    1,800
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Assets. Total assets increased $48.1 million, or 12 percent, from $396.3 million at December 31, 1998 to $444.5 million at September 30, 1999. The following table presents the Company's assets by category as of September 30, 1999 and December 31, 1998, as well as the amount and percent of change between the two dates (amounts are in thousands):

                                     Assets
                                                                Change
                                                         --------------------
                             September 30,  December 31,
                                1999            1998         $          %
                             ------------  ------------  ----------  --------
Cash and due from banks...... $   11,106    $    7,475    $  3,631       49%
Interest-bearing deposits
   with banks................      5,310         2,809       2,501       89%
Investment securities
   available for sale........    123,349        96,601      26,748       28% (a)
Loans and leases, net........    278,944       267,783      11,161        4% (b)
Premises, leasehold
improvements and
   equipment, net............     10,758         8,827       1,931       22%
Interest receivable..........      2,932         2,618         314       12%
Other assets.................      8,578         6,163       2,415       39%
Deferred charges and
intangible assets,
   net.......................      3,475         4,056       (581)     (14)%
                              ============  ============  ==========
      Total assets...........   $444,452    $  396,332    $ 48,120       12%
                              ============  ============  ==========
--------------------

(a) The Company purchased additional investment securities funded by short-term borrowings. See "--Liabilities."

(b) The increase in loans is primarily attributable to loan growth at BNC-Minnesota and in asset-based loans at BNC Financial.

While prospects for continued loan growth appear favorable, particularly in the Minnesota market, management cannot predict, with any degree of certainty, the Company's future loan growth potential. Future loan growth will be impacted by many factors beyond the control of the Company including, but not limited to, general economic conditions and the competitive environment in the markets in which the Company operates.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and nine month periods ending September 30, 1999 (amounts are in thousands):

                                             Three Months    Nine Months
                                                 Ended          Ended
                                               September      September
                                               30, 1999       30, 1999
                                           --------------- --------------
                                             (Unaudited)    (Unaudited)
Balance, beginning of period................ $    3,388     $    3,093
Provision for credit losses.................        379          1,005
Loans charged off...........................       (513)          (964)
Loans recovered.............................          9            129
                                            -------------- -------------
Balance, end of period...................... $    3,263     $    3,263
                                            ============== =============
Ending loan portfolio ...................... $  282,207
                                            ==============
Allowance for credit losses as a
      percentage of ending loan portfolio...      1.16%

As of September 30, 1999,  the  Company's  allowance for credit losses stands at
1.16 percent of total loans as compared to 1.14 percent at December 31, 1998. Net charge-offs as a percentage of average loans for the three and nine month periods ended September 30, 1999 were .18 and .30 percent, respectively, as compared to .05 and .16 percent, respectively, for the same periods last year.

The Company maintains its allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan portfolio that have been incurred as of each balance sheet date. Management generally estimates inherent loss by applying loss factors to grades of loans. These loss factors are developed initially from the Company's historical experience with similar loans and are adjusted, as necessary, for currently existing conditions, both positive and negative, which may not necessarily be reflected in prior loss experience. Considerations include, but are not limited to, loan portfolio volume and composition, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. Customer readiness for the year 2000 is an additional consideration in the analysis of the adequacy of the Company's allowance for credit losses to the extent the Company can identify probable year 2000-related losses as of each balance sheet date.

Estimating the risk of loss and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in income through the provision for credit losses in the periods in which they become known. The adequacy of the allowance for credit losses is monitored by management and reported to the Company's board of directors. Although management believes that the allowance for credit losses is adequate to absorb any losses on existing loans that may become uncollectible, judgment of the adequacy of the allowance is necessarily approximate and imprecise, and there can be no assurance that the allowance will prove sufficient to cover actual losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                                   September 30,    December 31,
                                                       1999             1998
                                                   --------------  -------------
                                                    (Unaudited)
Nonperforming loans:
      Loans 90 days or more delinquent and still
            accruing interest.....................  $        213    $       307
      Nonaccrual loans............................         1,719          2,042
      Restructured loans..........................            17             44
                                                   --------------  -------------
Total nonperforming loans.........................         1,949          2,393
      Other real estate owned and repossessed
         assets...................................         3,399          2,112
                                                   --------------  -------------
Total nonperforming assets........................  $      5,348    $     4,505
                                                   ==============  =============
Allowance for credit losses.......................  $      3,263    $     3,093
                                                   ==============  =============
Ratio of total nonperforming assets to total assets        1.20%          1.14%
Ratio of total nonperforming loans to total loans.         0.69%          0.88%
Ratio of allowance for credit losses to total
      nonperforming loans.........................       167.38%        129.25%

Nonperforming loans consist of loans 90 or more days past due for which the Company continues to accrue interest, nonaccrual loans and loans on which the original terms have been restructured.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Other real estate owned and repossessed assets includes property acquired by the Company in foreclosure proceedings or under agreements with delinquent borrowers.

The increase in the Company's other real estate owned and repossessed assets at September 30, 1999 as compared to December 31, 1998 is attributable to one commercial credit.

Liabilities. Total liabilities increased $48.9 million, or 13 percent, from $371.1 million at December 31, 1998 to $419.9 million at September 30, 1999. The following table presents the Company's liabilities by category as of September 30, 1999 and December 31, 1998 as well as the amount and percent of change between the two dates (amounts are in thousands):

                                        Liabilities
                                                             Change
                                                      ---------------------
                            September     December
                            30, 1999      31, 1998         $           %
                           -----------  -----------   ----------   --------
Deposits:
Noninterest - bearing......  $ 28,138   $   28,475    $    (337)       (1)%
Interest - bearing --
      Savings, NOW and
      money market.........   111,113       89,887       21,226         24% (a)
      Time deposits
      $100,000 and over....    48,724       39,162        9,562         24% (b)
      Other time deposits..   120,271      126,975       (6,704)       (5)% (a)
Short-term borrowings......    67,673       49,290       18,383         37% (c)
Long-term borrowings.......    38,954       30,646        8,308         27% (d)
Other liabilities..........     5,074        6,642       (1,568)      (24)%
                            -----------  -----------  ----------
      Total liabilities.... $ 419,947    $ 371,077    $  48,870         13%
                            ===========  ===========  ==========
-------------------

(a) A deposit restructuring and repricing strategy and the introduction of the Company's Wealthbuilder Now and money market accounts have contributed to an increase in money market accounts and a decrease in other time deposits.

(b)   Increased balances of brokered deposits.

(c) Increased borrowings from the Federal Home Loan Bank ("FHLB") to fund purchases of investment securities.

(d) Additional draws on BNC Financial's revolving line of credit with Firstar Bank Milwaukee, N.A., primarily for the purpose of funding asset-based loans.

Stockholders' Equity. The Company's equity capital decreased $750,000 between December 31, 1998 and September 30, 1999. This decrease resulted from $721,000 of earnings recorded for the nine months ended September 30, 1999, restricted and other stock transactions netting to a $4,000 increase and a $1,475,000 decrease in the net unrealized holding gain on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of September 30, 1999:

                               Tier 1         Total        Tier 1
                             Risk-Based    Risk-Based     Leverage
                               Ratio          Ratio        Ratio
                             -----------   ------------  -----------
Consolidated............          6.71%         11.04%        5.20%
BNC C North Dakota......          9.42%         10.33%        6.17%
BNC C Minnesota ........          9.26%         10.42%        8.83%

As of September 30, 1999, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

The Company is currently in the process of constructing an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building is estimated at between $4.0 and $4.5 million and will be funded through cash generated from operations. Capital expenditures for Fargo were approximately $2.1 million during the nine month period ended September 30, 1999. There were no other major capital expenditures made during this period.

                          Comparison of Operating Results for the
               Three and Nine Month Periods Ended September 30, 1999 and 1998

General. Net income for the three months ended September 30, 1999 was $190,000, as compared to $342,000 recorded for the three months ended September 30, 1998. The Company's basic and diluted EPS were $0.08 for the quarter ended September 30, 1999, as compared to basic and diluted EPS of $0.14 for the same period one year ago. The returns on average assets and average equity for the three months ended September 30, 1999 were .17 and 3.05 percent, respectively, as compared to
 .35 and 5.47 percent, respectively, for the same period last year.

Net income for the nine months ended September 30, 1999, before the cumulative effect of a change in accounting principle was $817,000 as compared to $1.8 million recorded for the nine months ended September 30, 1998. Net income after the cumulative effect of a change in accounting principle was $721,000. The Company's basic and diluted EPS for the nine months ended September 30, 1999 were $0.34 before the cumulative effect of the accounting change and $0.30 after the accounting change as compared to $0.75 and $0.73, respectively, for the same period one year ago. The returns on average assets and average equity for the nine months ended September 30, 1999 were .24 and 3.86 percent, respectively, as compared to .66 and 9.97 percent, respectively, for the same period last year.

Net Interest Income. Net interest income for the three month period ended September 30, 1999 decreased $52,000, or 1.4 percent. Net interest margin decreased to 3.54 percent for the quarter ended September 30, 1999 from 4.05 percent for the same period one year earlier.

Net interest income for the nine month period ended September 30, 1999 decreased $40,000, or .39 percent. Net interest margin decreased to 3.66 percent for the nine months ended September 30, 1999 from 4.08 percent for the same period one year earlier.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and nine month periods ended September 30, 1999 and 1998, as well as the changes between the periods presented. Significant factors contributing to the decrease in net interest income and the net interest margin are discussed in lettered notes below the table:


                                     Three Months ended September 30,
                        -----------------------------------------------------
                                  1999                       1998                        Change
                        -------------------------- -------------------------  ----------------------------
                                  Interest Average           Interest Average          Interest    Average
                         Average   earned  yield or Average  earned   yield or Average  earned
                         balance  or paid    cost   balance  or paid   cost    balance   paid    yield or cost
                        -------   -------  -------  -------  -------  -------  ------- ------- --------------
                                     (Amounts in thousands)
  Interest-earning
       assets
Investments..........  $119,006   $1,750     5.83% $ 93,846  $ 1,431    6.05%  $25,160 $   319  -0.22%(a)
Loans................   286,961    6,685     9.24%  265,809    6,609    9.86%   21,152      76  -0.62%(b)
     Allowance for
loan losses..........    (3,343)      --             (3,088)      --              (255)     --
                       ---------  -------           -------- --------          -------- -------
Total interest-earning
   assets............   402,624    8,435     8.31%  356,567    8,040    8.95%   46,057  $  395  -0.64%
                       ========   -------           ======== --------          ======== -------
  Interest-bearing
     liabilities
Savings, NOW & money
   market accounts...   100,022    1,000     3.97%   71,784      594    3.28%   28,238 $   406  0.69%(c)
Certificates of
   deposit under
   $100,000..........   123,326    1,565     5.03%  135,737    1,920    5.61%  (12,411)   (355)-0.58%(c)
Certificates of
   deposit $100,000
   and over..........    48,334      643     5.28%   37,870      563    5.90%   10,464      80 -0.62%(d)
                      ---------   ------            --------  -------          --------  ------
      Interest -
         bearing
         deposits....   271,682    3,208     4.68%  245,391    3,077    4.97%   26,291     131 -0.29%
Short-term borrowings    64,250      856     5.29%   51,784      715    5.48%   12,466     141 -0.19%(e)
Long-term borrowings.    38,740      779     7.98%   28,274      604    8.48%   10,466     175 -0.50%(f)
                      ---------   -------           --------  -------          --------  ------
     Total borrowings   102,990    1,635     6.30%   80,058    1,319    6.54%   22,932     316 -0.24%
                      ---------   -------           --------  -------          --------  ------
     Total
       interest-
       bearing
       liabilities...$  374,672    4,843     5.13% $325,449    4,396    5.36%  $49,223     447 -0.23%
                     ==========   -------          =========  -------          ========  ------
     Net interest
        income/
        spread.......             $3,592     3.18%            $3,644    3.59%             $(52)-0.41%
                                  ======     =====            ======    =====            ====== =====
     Net interest
        margin.......                        3.54%                      4.05%                  -0.51%
                                             =====                      =====                   =====
Notation:
Noninterest-bearing
   deposits..........$  29,047        --           $ 24,979       --           $ 4,068      --
                     ----------                    --------                    --------
    Total deposits...$ 300,729    $3,208     4.23% $270,370   $3,077   4.52%   $30,359    $ 131 -0.29%
                     ==========  ========   ====== ========  =======  ======   =======    ===== =====


                                     Nine Months ended September 30,
                        -----------------------------------------------------
                                  1999                       1998                        Change
                        -------------------------- -------------------------  ----------------------------
                                  Interest Average           Interest Average          Interest    Average
                         Average   earned  yield or Average  earned   yield or Average  earned
                         balance  or paid    cost   balance  or paid   cost    balance   paid    yield or cost
                        -------   -------  -------  -------  -------  -------  ------- ------- --------------
                                     (Amounts in thousands)
  Interest-earning
       assets
Investments..........  $ 104,671  $ 4,550    5.81%  $ 95,520 $ 4,390    6.14%  $  9,151 $   160    -0.33(a)
Loans................    275,857   19,072    9.24%   247,595  18,435    9.95%    28,262     637    -0.71(b)
     Allowance for
        loan losses..     (3,182)      --             (3,068)      --              (114)     --
                       ---------- --------          --------- --------         --------- ---------
     Total
        interest-
        earning
        assets.......  $ 377,346  $ 23,622   8.37%  $340,047  $22,825   8.97%  $ 37,299  $  797    -0.60%
                      =========== --------          ========= --------         ========= ---------
  Interest-bearing
     liabilities
Savings, NOW & money
   market
   accounts..........  $  91,633  $ 2,477    3.61%  $ 69,691  $ 1,664   3.19%  $ 21,942  $  813     0.42%(c)
Certificates of
   deposit
   under
   $100,000..........    126,926    4,901    5.16%   130,648    5,518   5.65%    (3,722)   (617)    -0.49%(c)
Certificates of
   deposit
   $100,000
   and over..........     42,424    1,699    5.35%    35,912    1,580   5.88%     6,512     119     -0.53%(d)
                       ---------- -------           --------- --------         --------  --------
      Interest -
      bearing
      deposits.......     260,983    9,077    4.65%   236,251    8,762   4.97%    24,732     315     -0.32%
Short-term borrowings     54,536     2,128    5.22%    50,163    2,060   5.49%     4,373      68     -0.27%(e)
Long-term borrowings.     34,061     2,077    8.15%    24,500    1,623   8.86%     9,561     454     -0.71%(f)
                       ---------- --------           --------  -------         ---------  --------
     Total borrowings     88,597    4,205    6.35%    74,663    3,683   6.60%    13,934     522     -0.25%
                       ---------- --------           --------  -------         ---------  --------
     Total
        interest-
        bearing
        liabilities..  $ 349,580   13,282   5.08%   $310,914   12,445   5.35%  $ 38,666     837      -0.27%
                      =========== --------          =========  -------         =========  --------
     Net interest
        income/spread            $ 10,340   3.29%             $10,380   3.62%             $ (40)     -0.33%
                                 =========  =====             ========  =====             ========   ======
     Net interest
margin...............                       3.66%                       4.08%                        -0.42%
                                            =====                       =====                        ======
Notation:
Noninterest-bearing
   deposits..........  $ 26,620       --            $ 23,579       --          $  3,041       --
                       ---------                    ---------                  ---------
    Total deposits..   $287,603  $ 9,077    4.22%   $259,830  $ 8,762   4.51%  $ 27,773   $  315     -0.29%
                       ========= ========  ======   ========= =======  ======  ========   ======     ======

-------------------------

(a) The Company has increased its investment securities holdings primarily through FHLB borrowings. The decreased yield is primarily attributable to the decrease in the Treasury yield curve which occurred during the second half of 1998 and the reinvestment of cash flows from maturing mortgage-backed securities and other investments at lower rates.

(b) The loan volume increase is attributable to increases in loans originated at BNC-Minnesota and BNC Financial. The decreased loan yield is reflective of the 75 basis point decline in the prime rate late in 1998 as well as a decrease in loan pricing spread to prime rate due to competitive pressures in the markets in which the Company operates.

(c) Increase volume and cost in the savings, NOW and money market deposit category reflect increased balances in money market deposit accounts. A deposit restructuring and repricing strategy implemented during the second half of 1998 and the recently introduced Wealthbuilder accounts have contributed to the increase in money market deposits and the decrease in volume and cost of certificates of deposit ("CDs") under $100,000.

(d) The volume of national market CDs was greater during 1999 as compared to the same periods in 1998. The reduction in cost is reflective of lower CD renewal rates and the overall decreased rate environment

(e) The increase in short-term borrowings reflects increased FHLB borrowings primarily for the purpose of purchasing investment securities.

(f) The increase in long-term borrowings reflects drawdowns on the BNCCORP and BNC Financial lines of credit with Firstar Bank, N.A., primarily to fund asset-based loans at BNC Financial which totaled $32 million at September 30, 1999 as compared to $24 million at September 30, 1998. The reduced cost on borrowings is reflective of the interest rate decreases late in 1998.

Net interest income and margin in future periods are expected to be impacted by several factors. Recent increases in prime rate will improve interest income and yields on loans. Additionally, the Company has increased its earning asset portfolio by purchasing investment securities funded primarily through FHLB borrowings. While the additional investments will increase interest income, net interest income and earnings, they can be expected to negatively impact yield on earning assets and net interest margin because yields on such investments are typically lower than those achieved in the loan portfolio.

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

Provision for Credit Losses. The provision for credit losses was $379,000 for the quarter ended September 30, 1999 as compared to $762,000 for the same period one year earlier. For the nine months ended September 30, 1999 and 1998, the provision for credit losses was $1.0 million and $960,000, respectively. See "Comparison of Financial Condition at September 30, 1999 and December 31, 1998-Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and nine month periods ended September 30, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                                 Noninterest Income

                      For the Three                   For the Nine
                      Months Ended        Change      Months Ended        Change
                      September 30,                   September 30,
                      -------------  --------------  ---------------  -------------------
                      1999     1998      $      %      1999     1998     $      %
                      ------  -----  -------  -----  -------  ------  -------  -----
Insurance
   commissions......  $  460  $ 431  $    29     7%  $ 1,556  $1,269  $   287   23% (a)
Fees on loans.......     384    365       19     5%    1,216   1,096      120   11% (b)
Brokerage income....     199     22      177   805%      508      48      460  958% (c)
Service charges.....     138    145       (7)  (5)%      392     420      (28) (7)%
Net gain on sales
   of securities ...      66     51       15    29%      160      68       92  135%
Rental income.......      48     10       38   380%      108      32       76  238%
Other noninterest
   income...........     232    227        5     2%      766     734       32    4%
                      ------  -----   ------  -----   ------   -----   ------  ------
   Total
   noninterest
   income...........  $1,527  $1,251   $ 276    22%   $4,706  $3,667   $1,039   28%
                      ======  ======  ======  =====   ======  ======   ======= =======

-----------------

(a) Increased insurance commissions resulted from an increase in the number of insurance producers as well as successful efforts to cross-sell insurance to bank customers.

(b) Increase is primarily attributable to an increase in commercial loan volume and related fees.

(c) Increase is attributable to the addition of brokerage staff in BNC--North Dakota's subsidiary, BNC Asset Management, Inc.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and nine month periods ended September 30, 1999 and 1998 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                                    Noninterest Expense

                  For the Three                     For the Nine
                   Months Ended                     Months Ended
                  September 30,        Change       September 30,        Change
                 ---------------- ---------------- -------------- ------------------
                   1999     1998      $      %      1999    1998      $      %
                 -------  ------- ------- -------- ------- ------ ------- -------
Salaries and
   employee
   benefits......$ 2,414  $ 2,041 $   373     18%  $ 7,005 $5,733 $ 1,272     22% (a)
Depreciation
   and
   amortization..    411      385      26      7%    1,212  1,126      86      8%
Professional
   services......    408      197     211    107%      932    525     407     78% (b)
Occupancy........    351      252      99     39%      971    769     202     26% (a)
Office
   supplies,
   telephone and
   postage.......    266      189      77     41%      747    553     194     35% (a)
Marketing
   and
   promotion.....    172       82      90    110%      487    322     165     51% (c)
FDIC and
   other
   assessments...     48       47       1      2%      143    138       5      4%
Other............    392      356      36     10%    1,233    949     284     30% (a)
                  ------  -------  ------  ------  -------  ------  ------  ------
   Total
   noninterest
   expense....... $4,462   $3,549   $ 913     26%  $12,730 $10,115 $2,615     26%
                  ======  =======  ======  ======= ======= ======= =======  ======

   --------------------

(a) Increases represent personnel additions at BNC Asset Management, Inc., BNC Insurance, Inc. and BNC-North Dakota's Fargo branch as well as related occupancy, supplies, telephone, postage and other miscellaneous expenses.

(b) Increase represents an increase in legal fees and an increase in brokerage costs at BNC Asset Management, Inc.

(c) Increase is attributable to increased advertising, public relations and promotional expenses, including fees paid to an investor relations firm engaged late in 1998.

During the third quarter of 1999, the Company reorganized. Salary and benefits expenses, on an annualized basis, were reduced by approximately $1.0 million, largely through attrition which occurred over several months. Average full time equivalent employees for the fourth quarter of 1999 is expected to approximate 191, down from 203 for the third quarter of 1999. Several of the vacated positions were mid- and upper-level management positions. Rather than rehire into these positions, the Company reorganized and, in several instances, reassigned divisions to members of the currently existing corporate management team. Management expects the new structure will allow the Company to become more streamlined and operationally efficient. Additionally, the Company expects to place significant emphasis on cultivating the cross-sell opportunities existing in its current customer base and becoming a full service financial services provider to current and future customers.

Income Tax Expense. Income tax expense for the quarter ended September 30, 1999 decreased $154,000 as compared to the same period in 1998 due to the decrease in pre-tax income. The estimated effective tax rates for the three month periods ended September 30, 1999 and 1998 were 31.7 and 41.4 percent, respectively. The decrease in effective tax rates is due to realization of the effect of certain tax planning strategies.

Income tax expense for the nine months ended September 30, 1999 decreased $678,000 as compared to the same period in 1998 due to the decrease in pre-tax income. The estimated effective tax rates for the nine month periods ended September 30, 1999 and 1998 were 37.7 and 39.4 percent, respectively.

Earnings per Common Share. See Note 4 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three and nine month periods ended September 30, 1999 and 1998.

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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiaries are members of the FHLB, which affords them the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the banks' mortgage loans and various securities from their investment portfolios.

The Company has also obtained funding, primarily for the purpose of funding asset-based loans at BNC Financial, through long-term borrowings and the issuance of subordinated notes. The loan agreements and indenture pursuant to which the Company's subordinated notes were issued contain a number of covenants restricting the ability of the Company or its subsidiaries to take certain actions and requiring maintenance of certain ratios regarding capital, nonperforming loans, credit loss reserve coverage and other matters. At September 30, 1999, BNCCORP and its subsidiaries were in compliance with all material debt covenants.

The following table sets forth, for the nine months ended September 30, 1999 and 1998, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                         Major Sources and Uses of Funds
                                                    For the Nine Months
                                                   Ended September 30,
                                               ---------------------------
                                                    1999         1998
                                               ------------  -------------
                                                     (in thousands)
    Purchases of investment securities......  $   (147,271)  $    (71,528)
    Proceeds from sales and maturities of
       investment securities................       117,854         74,278
    Net increase in loans...................       (12,294)       (39,996)
    Net increase in deposits................        23,747          7,694
    Net increase in short-term borrowings...        18,383         11,913
    Net increase in long-term borrowings....         8,240          8,863

The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. The Company's asset/liability committee has been actively involved in effecting a liquidity plan for a period spanning the Year 2000 date change.

                                      Year 2000 Issue

Like other financial and business organizations, the Company could be adversely affected if its information technology (AIT@) and non-IT systems and those of its customers and other businesses with which the Company interacts do not properly process and calculate date-related information beginning in the Year 2000. Therefore, the Company is taking steps that it believes are reasonably designed to address any problems with respect to the IT and non-IT systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by material customers, vendors and other business partners.

A detailed discussion of the Company's Year 2000 program, including a summary of its potentially impacted IT and non-IT systems, each individual program phase, the Company's state of readiness, the state of readiness of the Company's business partners, costs incurred, risks involved and Year 2000 contingency plan, as well as its due diligence program related to major borrowers and depositors, was included in the Company's Form 10-Q's for the quarters ended June 30, 1999 (filed with the Securities and Exchange Commission on August 9, 1999, pages 27 through 31) and March 31, 1999 (filed on May 14, 1999, pages 22 through 26) and Form 10-KSB for the fiscal year ended December 31, 1998 (filed on March 29, 1999, pages 27, 28 and 37 through 39). All aspects of the Year 2000 program remain as previously disclosed except as noted below.

To date, the Company has invested approximately $76,000 in hardware and software (primarily for its Year 2000 lab and some non-compliant computers and software which were replaced). Other Year 2000 program costs incurred to date have not been material (approximately $40,000). Based on information currently available, management feels its initial projection of $200,000 to $400,000 remains a reasonable estimate for Year 2000 program expenses. All costs associated with the Year 2000 program have been and are expected to continue to be funded through current operating profits.

The Company's Year 2000 contingency plan has been tested. The test resulted in some minor revisions to the plan and a second test of the plan has been scheduled.

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

                           Forward Looking Statements

Statements included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income and the anticipated impact of the Year 2000, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks associated with the Company's acquisition strategy; risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated consequences related to the impact of the Year 2000 issue on the Company or its business partners and customers; and other risks which are difficult to predict and many of which are beyond the control of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's business activities generate market and other risks. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates and prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk which arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk B timing differences in the maturity/re-pricing of assets, liabilities and off-balance sheet contracts; (2) Options risk B the effect of embedded options, such as loan prepayments, interest rate caps/floors and deposit withdrawals; (3) Basis risk B risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk B risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled asset/liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its current starting point of 8.25 percent to 9.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending September 30, 2000 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's preliminary 2000 budget. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate (with an 8.50 percent strike) which the Company purchased in September 1998.

                        Net Interest Income Simulation
                             (amounts in thousands)


Movement in interest rates    -300bp   -200bp  -100bp  Unchange  +100bp  +200bp  +300bp
Projected 12-month net
interest income...........  $ 15,545  $15,355 $15,192  $15,030  $14,680 $14,345  $14,020

Dollar change from rates
unchanged scenario. ......       515      325     162       --     (350)  (685)   (1,010)

Percentage change from rates
unchanged scenario........      3.43%    2.16%   1.08%      --    -2.33% -4.56%    -6.72%

Benefit/(cost) from $25MM
floor (1).................       252      114      23      (161)   (219)  (223)     (224)

Total net interest income
impact with floor.........    15,797   15,469  15,215    14,869  14,461  14,122    13,796

Dollar change from flat
w/floor...................       928      600     346       --      408   (747)   (1,073)

Percentage change from
unchanged w/floor.........      6.24%   4.04%   2.33%       --    -2.74% -5.02%    -7.27%

Benefit from amortization of
deferred gain on
sale of interest rate
swaps (2).................        52      52      52        52       52     52       52

Total net interest income
impact w/floor &
swap gain.................   $15,849  $15,521 $15,267  $14,921  $14,513 $14,174  $13,848

Dollar change from flat
w/floor & swap............   $   928  $   600 $   346  $    -   $  (408)$  (747) $(1,073)

Percentage change from flat
w/floor & swap............     6.22%    4.02%   2.32%       -     -2.73%  -5.01%   -7.19%

POLICY LIMITS.............    -9.00%   -6.00%  -3.00%       -      3.00%   6.00%    9.00%

--------------------------

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

The Company's rate sensitivity position over the projected twelve month horizon is liability sensitive. This is evidenced by the projected decrease of net interest income in the rising interest rate scenarios, and the increase in net interest income in falling rate scenarios. The primary reason for this interest rate risk profile is the growth of the new Wealthbuilder deposit products along with the continued growth in these products that is projected into 2000, as well as the growth and mix of components of the asset side of the balance sheet.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3%, 6%, and 9% from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of September 30, 1999 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           Part II - Other Information

Item 1.  Legal Proceedings

BancInsure, Inc. vs. BNC National Bank, N.A. and Debra J. Gronlie, Civ. No. A1-98-97, U.S.D.C. District of North Dakota. Discovery and related activities are complete. Trial is scheduled to begin February 2000. In a related suit filed by BNC National Bank (the "Bank") on March 11, 1999 in the United States District Court for Bexar County, Texas (BNC National Bank v. Alamation, LLC, et al.; Civ. No. 99-I03586), the bank alleges, among other things, fraud, misrepresentations and breaches of fiduciary duty by Deb Gronlie ( a former loan officer of the Bank) and that Gronlie conspired with others to improperly divert property ( a motion simulator) and revenues generated by operation of the simulator. The Bank is seeking, among other things, a declaratory judgement that it is the owner of and entitled to immediate possession of the simulator, compensatory damages and punitive damages.

In addition to the foregoing litigation, the Bank and certain of its officers were named defendants in a suit filed on April 30, 1999 in the United States District Court for the District of North Dakota (Bunk v. BNC National Bank, et al.; Civ. No A1-99-41). The plaintiff alleged that the Bank, acting in concert with Deb Gronlie (the Bank's former loan officer who was terminated and is subject to litigation by the Bank alleging, among other things, misrepresentations, breaches of fiduciary duty and conflicts of interest) and the Bank's officers named in the suit, violated the U.S. and North Dakota Racketeer Influenced and Corrupt Organization Act, committed fraud and breached their fiduciary duties to the plaintiff by inducing plaintiff to purchase two businesses that were customers of the Bank, forcing the plaintiff to sell control of the businesses and then forcing the plaintiff from day-to-day control of the businesses, requiring the plaintiff, among other things, to file for protection under the federal bankruptcy laws. The plaintiff sought compensatory damages of $7.5 million plus treble and punitive damages. The Bank denied liability. This federal action was dismissed by the United States District Judge on September 22, 1999. The action was then re-filed in Burleigh County District Court, Bismarck, North Dakota with virtually the same allegations. The Bank, again, denies liability, intends to pursue all available remedies and defend this claim vigorously.

Item 6.     Exhibits and Reports on Form 8-K


            (a)    Part I Exhibit 27.  Financial Data Schedule

            (b)    Reports on Form 8-K
                   None.

                                    Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BNCCORP, Inc.




Date: November 12, 1999              By     /s/ Gregory K. Cleveland
                                        ----------------------------------------
                                            Gregory K. Cleveland
                                            President
                                            Chief Operating Officer
                                            Only Authorized Signature