Form 10-K
period 1999-12-31
BNCCORP INC
filed 2000-03-30
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                             or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                                Commission File No. 0-26290

                                       BNCCORP, INC.
                   (Exact name of registrant as specified in its charter)
                  Delaware                              45-0402816
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

                322 East Main                                    58501
           Bismarck, North Dakota                             (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (701) 250-3040
           Securities registered under Section 12(b) of the Act: None
              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2000 was $10,626,000.

      The number of shares of the Registrant's common stock outstanding on March 15, 2000 was 2,399,980.

      Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III hereof.

                                       BNCCORP, INC.

                                 ANNUAL REPORT ON FORM 10-K
                          FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                     TABLE OF CONTENTS
                                                                         Page

                                           PART I
Item 1. Business.........................................................  3
Item 2. Properties.......................................................  9
Item 3. Legal Proceedings................................................  9
Item 4. Submission of Matters to a Vote of Security Holders.............. 10

                                          PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder
           Matters....................................................... 10
Item 6. Selected Financial Data.......................................... 11
Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................... 12
Item 7a.Quantitative and Qualitative Disclosures about Market Risk....... 33
Item 8. Financial Statements and Supplementary Data...................... 37
Item 9. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure............................................. 76

                                          PART III
Item 10 Directors and Executive Officers of the Registrant............... 76
Item 11.Executive Compensation........................................... 76
Item 12.Security Ownership of Certain Beneficial Owners and Management... 76
Item 13.Certain Relationships and Related Transactions................... 76

                                          PART IV
Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 76

                                           PART I


Item 1. Business

General

BNCCORP, Inc. ("BNCCORP"), a Delaware corporation, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. BNCCORP (together with its consolidated subsidiaries, "BNC" or the "Company") provides a broad range of banking and financial services to small and mid-size businesses, private banking clients and consumers through its 17 facilities in North Dakota and Minnesota. BNCCORP operates primarily through its two commercial banking subsidiaries, BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC--North Dakota"), which is headquartered in Bismarck and has 15 additional offices in North Dakota, and BNC National Bank of Minnesota ("BNC--Minnesota," together with BNC--North Dakota, the "Banks"), which is located in Minneapolis, Minnesota. On December 31, 1999, the Company sold its asset-based lending subsidiary, BNC Financial Corporation ("BNC Financial"). See Note 2 to the Consolidated Financial Statements included under
Item 8 of Part II for further details related to the sale of BNC Financial.

Growth Strategy

BNCCORP was formed in 1987 with the objective of acquiring and improving the performance of strategically located banks in North Dakota. Since that time, the banking industry has undergone rapid change. Many non-bank competitors have entered into the banking business. The proliferation of non-bank competitors has resulted in the availability of a multitude of financial products and services. Technological advances have improved delivery systems and given customers immediate access to these products and services. To remain competitive in this rapidly changing environment, BNCCORP has expanded its objectives. See "--Products and Services." The Company is committed to moving into the future as a full-service provider of financial services including traditional banking, trust, asset management, brokerage, insurance, financial planning and other services.

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

Acquisitions have played an important role in BNC's growth strategy. The Company has completed several bank and non-bank acquisitions. The largest of these acquisitions was the Company's July 1995 acquisition of seven North Dakota branches, with aggregate deposits of approximately $104.8 million, from First Bank fsb. See Note 2 to the Consolidated Financial Statements included under
Item 8 of Part II for a summary of mergers and acquisitions consummated during the three-year period ended December 31, 1999. Management believes that its increased product and service offerings and acquisitions have generated significant growth for the Company. BNC's total assets have increased from $118.0 million at December 31, 1992 to $456.9 million at December 31, 1999. The Company's goal continues to be the creation of a well-capitalized $500 million to $1 billion financial services organization focused on local relationship banking. Efforts are ongoing to ensure that the executive management team and operating systems are in place to achieve this goal. The Company's management team combines experienced, conscientious overseers of traditional banking services with aggressive and innovative marketers and managers of diversified financial services. BNC will continue to emphasize internally-generated growth. The Company will also seek growth opportunities through acquisition of financial services companies or de novo branching in North and South Dakota, Minnesota and, possibly, Iowa, Nebraska and Wisconsin. The Company expanded its growth opportunities by opening a branch in Fargo, North Dakota during February 1999.

Segments

The Company has provided disclosure of financial and descriptive information about reportable operating segments, including revenues from external customers, a measure of profit or loss and total assets for each of the last three fiscal years in Note 20 to the Consolidated Financial Statements included under Item 8 of Part II.

Market Areas

BNC's primary market areas are the Bismarck/Mandan and Fargo (North Dakota) metropolitan areas, the Minneapolis/St.Paul (Minnesota) metropolitan area and the rural communities surrounding the branch offices of BNC--North Dakota (Crosby, Ellendale, Garrison, Kenmare, Linton, Stanley and Watford City, North Dakota). During 1999, BNC--Minnesota continued to generate loan growth in the Minnesota market area. BNC--North Dakota's Fargo branch also contributed to the Company's loan growth. As of December 31, 1999, 46 percent of the Company's loans were to borrowers located in North Dakota and 43 percent were to borrowers located in Minnesota. The remaining 11 percent represents loans to borrowers in other states. Other than brokered certificates of deposit and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area. The following table presents total deposits and loans originated by segment and at each of BNC's geographic locations:

                                                       December 31, 1999
                                                     -----------------------
                                           Year
                                          Opened
                                            or         Total         Loans
                    Location              Acquired    Deposits     Originated
          -----------------------------  ----------  ----------   ----------
                                                         (in thousands)
          BNC--North Dakota...........
            Bismarck.................         1990   $ 125,924    $ 124,852
            Crosby...................         1995      18,702          191
            Ellendale................         1995       9,901          758
            Fargo....................         1999       7,939        8,541
            Garrison.................         1995      14,292          292
            Kenmare..................         1995      15,900          180
            Linton...................         1987      47,379        9,699
            Stanley..................         1995      14,597          502
            Watford City.............         1995      11,306          115
          BNC--Minnesota..............        1996      58,771      117,124
          BNCCORP (parent company)...         1987          --           16
                                                     ----------   ----------
               Total ................                $ 324,711    $ 262,270
                                                     ==========   ==========

Products and Services

Loans. The Company's loans, generated by both the North Dakota and Minnesota segments, primarily consist of commercial and industrial loans, real estate mortgage loans, real estate construction loans, agricultural loans, consumer loans and lease financing. In allocating its assets among loans, investments and other earning assets, BNC attempts to maximize return while managing risk at acceptable levels. BNC's primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-size businesses and professionals. The Company offers a broad range of commercial and retail lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. For more information on the lending activities of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loan Portfolio" included under Item 7 of Part II.

Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Deposits. Each of BNC's bank branches for both the North Dakota and Minnesota segments offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 1999, the Company introduced its Wealthbuilder NOW and money market deposit accounts into each of its markets. These are floating rate accounts indexed to the three-month Treasury Bill. The accounts have been well-received by the public and have enabled the Company to increase core deposits significantly. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. The Banks also purchase brokered deposits and obtain direct non-brokered certificates of deposit through national deposit networks when such transactions are beneficial to the Banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Deposits" included under Item 7 of Part II.

Trust and Financial Services. Since January 1997, BNC--North Dakota's Financial Services Division has provided a wide array of trust and other financial services. Such services include employee benefit and personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

Brokerage Services. BNC--North Dakota's subsidiary, BNC Asset Management, Inc., with offices in Bismarck, North Dakota and Minneapolis, Minnesota, provides access to trading, investment management of institutional and individual accounts, company-sponsored mutual funds and investment banking.

Insurance Services. Insurance services are offered through BNC--North Dakota's subsidiary, BNC Insurance, Inc. Such services include: personal insurance products such as home, automobile and other vehicle insurance, liability, and universal and mortgage life insurance; business insurance such as commercial property and general liability, workers' compensation, business automobile and excess liability coverage; bonds; life, health and annuities; farm and crop insurance; and commercial trucking insurance. The broad base of products and services offered by the Company provides opportunities to solidify customer relationships by meeting more of the banking and financial needs of the Company's current customer base. They also present opportunities to establish new customer relationships in the markets served by BNC.

Distribution Methods

BNC offers its banking and financial products and services through traditional industry distribution methods including its network of bank, branch and other offices. In addition, the Company offers 24-hour telephone banking services through its voice response system, BNC Bankline. The Company also provides cash management services to its commercial customers through its Xpress Cash
Management system. This system allows customers to process funds transfers, wires, automated clearing house (ACH) transactions, stop payments and account history inquiries using their office computers and modems. During 1999, BNC--North Dakota obtained regulatory approval to operate mobile branches in the Bismarck and Fargo, North Dakota market areas. Once operational, these branches are expected to be of great convenience to bank customers. The Company has also established an internet web site which is currently being used to provide corporate financial information, current investment news and stock prices. The Company anticipates that it will begin offering full Internet banking during 2000 in order to provide online banking to customers at any time and from anywhere.

Risk Management

The uncertainty of whether events, expected or otherwise, will have an adverse impact on the Company's capital or earnings is an inevitable component of the business of banking. To ensure that the risks inherent in BNC's business are identified, measured, controlled and monitored, the Company has established a management committee composed of senior management from across the organization (the "Management Committee"). The Management Committee is responsible for determining the desired risk profile of the Company, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and risk appetite and making capital management decisions to appropriately fund the Company's portfolio of investments. The Management Committee addresses each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in the Company's business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic and reputation risk. In each identified risk area, the Management Committee measures the level of risk to the Company based on the business it conducts and develops plans to bring risks within acceptable tolerances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Loan Portfolio and --Liquidity, Market and Credit Risk" included under Item 7 of Part II and Item 7a of Part II, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of credit, liquidity and interest rate risk.

Competition

The deregulation of the banking industry, the increasing number of state laws that permit multi-bank holding companies and the increasing availability of nationwide interstate banking have heightened the level of competition in an already intensely competitive market. The North Dakota and Minnesota market areas are highly competitive banking environments. Competition is encountered in seeking deposits, obtaining loan customers and in providing all of the other banking and financial products and services offered by BNC. Principal competitors include multi-regional financial institutions such as Norwest Corporation, U.S. Bancorp and Community First Bankshares, Inc. as well as large and small thrifts, independent banks, credit unions and many national and regional brokerage houses. BNC also competes with other non-bank financial institutions, including retail stores that maintain their own credit programs and government agencies that make low cost or guaranteed loans available to certain borrowers. Some of these competitors have substantially greater resources and lending limits than BNC, and may offer certain services that BNC does not provide. In addition, some of the non-bank financial institutions that compete with BNC are not subject to the extensive federal regulations that govern BNC. Management believes that many competitors have emphasized retail banking and financial services, leaving the small and mid-size business market underserved. This has allowed BNC to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and the future profitability of the Company will depend on its ability to continue to compete successfully in its market areas. See "Supervision and Regulation--Recently Enacted Legislation."

Supervision and Regulation

General. BNCCORP and the Banks are extensively regulated under federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors and the federal deposit insurance funds, not investors in the securities of BNCCORP. The following information briefly summarizes certain material statutes and regulations affecting BNCCORP and the Banks and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of BNCCORP and the Banks. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future. See "--Recently Enacted Legisation."

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

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Banks to BNCCORP who is defined as an "affiliate" of the Banks under the Act. Section 23B of the Act places standards of fairness and reasonableness on other of the Banks' transactions with their affiliates.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Restrictions on Loans to One Borrower. Under federal law, permissible loans to one borrower by banks are generally limited to 15 percent of the bank's unimpaired capital, surplus, undivided profits and credit loss reserves. The Banks seek participations to accommodate borrowers whose financing needs exceed their lending limits.

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

Capital Adequacy. The capital adequacy of BNCCORP and the Banks is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Banks to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of one or more of its Banks, should such Banks become "undercapitalized" under capital guidelines. See Note 11 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion regarding the capital status of BNCCORP and its subsidiaries.

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

Recently Enacted Legislation. In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, wide-reaching legislation which modernizes the laws governing the financial services industry (the "Financial Modernization Act"). This comprehensive legislative package contains provisions of benefit to the banking industry, including language which expands the powers of banks and bank holding companies to sell any financial product or service, closes the unitary thrift loophole, reforms the Federal Home Loan Bank ("FHLB") System to increase community banks' access to loan funding, protects banks from discriminatory state insurance regulation and establishes a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The law also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

The Company is in the process of reviewing the provisions of the Financial Modernization Act as well as related implementing regulations as these regulations are being released by the respective bank regulatory or other federal agencies. A comprehensive action plan for implementing the new law and regulations is in the process of being developed. This plan will include such revisions to BNC's operations, policies and procedures as are deemed appropriate to ensure compliance with the new legislation and its implementing regulations.

Changing Regulatory Structure. The FRB, OCC and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. The agencies' authority has been expanded by federal legislation in recent years. In addition, the North Dakota Department of Banking and Financial Institutions and the Minnesota Department of Commerce possess significant authority to address violations of their respective state's banking laws by banks operating in their respective states by enforcement and other supervisory actions. Additionally, under the Financial Modernization Act some bank and bank holding company securities brokerage activities could become regulated by the Securities and Exchange Commission.

As indicated above, the laws and regulations affecting banks and bank holding companies have changed significantly in recent years, and there is reason to expect that changes will continue in the future, although it is difficult to predict the outcome of these changes.

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

Employees

At December 31, 1999, BNC had 190 employees, including 179 full-time equivalent employees. None of BNC's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

Item 2.     Properties

The principal offices of BNCCORP and BNC--North Dakota are located in BNC's main office building at 322 East Main Avenue, Bismarck, North Dakota. The building is owned by BNC--North Dakota. BNC--North Dakota also owns branch offices at 219 South 3rd Street and 807 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. It also owns its banking facilities in Linton, Crosby, Ellendale, Kenmare and Stanley, North Dakota as well as a temporary facility located on its permanent site in Fargo, North Dakota. The Company plans to complete construction of a permanent facility in Fargo by May 2000.

BNC--North Dakota's facilities at 100 West Main Street (Mandan), 500 North 9th Street (Bismarck), Watford City and Garrison, North Dakota and the land at South 3rd Street (Bismarck) are leased. BNC-North Dakota is also leasing a facility at 4656 Amber Valley Parkway in Fargo, pending completion of its permanent facility to be located at 3137 32nd Avenue SW. The facilities occupied by BNC--Minnesota and BNC Asset Management, Inc. at 333 South Seventh Street, Minneapolis, Minnesota are also leased.

All owned and leased properties are considered in good operating condition and, except for the Fargo location, are believed adequate for the Company's present and foreseeable future operations. BNC does not anticipate any difficulty in leasing additional suitable space upon expiration of present lease terms. See
Note 16 to the Consolidated Financial Statements included under Item 8 of part II for additional information concerning lease and other commitments and construction of the Fargo facility.

Item 3.     Legal Proceedings

The Company's material pending legal actions are discussed in Note 17 to the Consolidated Financial Statements included under Item 8 of Part II and are incorporated herein by reference.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                          PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

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


                    January 1 - Current date   For the Years Ended December 31,
                    ------------------------ -----------------------------------
                            2000                   1999               1998
                    ------------------------ ----------------  -----------------
Period                  High         Low      High      Low      High      Low
                    ----------- ------------ -------  -------  -------   -------
First Quarter...... $      7.25  $     5.81 $ 11.25   $ 8.63   $ 20.50   $ 16.25
Second Quarter.....          --          -- $  9.38   $ 7.63   $ 23.25   $ 16.88
Third Quarter......          --          -- $  9.00   $ 7.25   $ 19.00   $ 12.88
Fourth Quarter.....          --          -- $  8.25   $ 5.75   $ 13.00   $  9.00

On March 15, 1999, there were 110 record holders and approximately 1,300 beneficial owners of the Company's Common Stock.

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

Item 6.     Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 1999, 1998, 1997 and 1996 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the five years in the period ended December 31, 1999 were audited by Arthur Andersen LLP, independent public accountants. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.

                                Selected Financial Data (1)

                                               For the Years Ended December 31,
                                     ---------------------------------------------------
                                      1999       1998      1997       1996       1995
                                     --------   --------  --------   --------  ---------
                                           (dollars in thousands, except share data)
   Income Statement Data:
   Total interest income............ $ 28,931   $ 27,801  $ 25,232   $ 20,597  $ 15,289
                                     --------   --------  --------   --------  ---------
   Total interest expense...........   16,574     15,152    13,132     10,945     8,583
                                     --------   --------  --------   --------  ---------
   Net interest income..............   12,357     12,649    12,100      9,652     6,706
   Provision for credit losses......    1,138      1,201     2,518        690       168
   Noninterest income...............    6,068      4,843     3,928      3,622     3,397
   Noninterest expense..............   18,215     13,379    11,256     10,286     8,094
   Income taxes (benefit)...........     (399)     1,030       955      1,152       679
                                     --------   --------  --------   --------- ---------
   Income (loss) from continuing
      operations.................... $   (529)  $  1,882  $  1,299   $  1,146  $  1,162
                                     ========   ========  ========   ========  =========
   Balance Sheet Data: (at end of
   period)
   Total assets..................... $456,877   $372,240  $345,630   $283,716  $241,014
   Investments and federal funds
      sold.......................... 154,492      96,601    94,624     66,391    97,366
   Loans............................ 262,051     247,181   220,149    197,435   120,683
   Allowance for credit losses......  (2,872)     (2,854)   (2,919)    (1,545)   (1,048)
   Total deposits................... 324,711     284,499   262,824    239,770   211,048
   Short-term borrowings............  88,700      49,290    46,503     11,437     1,000
   Long-term borrowings.............  14,470       9,195     8,285      5,937     3,354
   Stockholders' equity............. 23,149       25,255    23,148     21,595    20,628
   Book value per common share
      outstanding................... $ 9.65(2)   $ 10.57(3)$  9.64(4) $  8.99(4)$  8.59(4)
   Earnings Performance Data:
   Return on average total assets...  (.14)%        .54%      .42%       .44%      .59%
   Return on average stockholders'
      equity........................ (2.50)%       8.48%     6.16%      5.52%     8.25%
   Net interest margin..............  3.41%        3.88%     4.27%      4.05%     3.69%
   Net interest spread..............  3.09%        3.43%     3.82%      3.61%     3.26%
   Basic earnings (loss) per common
      share.........................$ (0.22)      $0.79     $0.54      $0.48     $0.63
   Diluted earnings (loss) per
      common share..................$ (0.22)      $0.75     $0.54      $0.48     $0.63
   Balance Sheet and Other Key
   Ratios:
   Nonperforming assets to total
      assets........................   0.63%      1.21%      .43%       .16%       .20%
   Nonperforming loans to total
      loans.........................   0.63%       .97%      .68%       .15%       .40%
   Net loan charge-offs to average
      loans.........................   (.45)%     (.54)%    (.53)%     (.11)%     (.03)%
   Allowance for credit losses to
      total loans...................   1.10%      1.15%     1.33%       .78%       .87%
    Allowance for credit losses
      to nonperforming loans........    273%       119%      195%       540%       218%
   Average stockholders' equity to
      average total assets..........   5.41%      6.33%     6.89%      8.05%      7.11%

-------------------------
(1)   From continuing operations for all periods presented.
(2)   Based on total common shares outstanding of 2,399,980.
(3)   Based on total common shares outstanding of 2,390,184.
(4)   Based on total common shares outstanding of 2,402,126

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's financial performance in 1999 reflected the growing customer acceptance of BNC's broadened financial services offerings as well as an expanding deposit base, although the benefits of the deposit growth were more than offset by changes in market interest rates. Net interest income for the year ended December 31, 1999, was $12.4 million, as compared with $12.6 and $12.1 million reported in the previous two years. Noninterest income, largely from insurance commissions, loan fees and brokerage income, rose sharply to $6.1 million in 1999 from $4.8 and $3.9 million in 1998 and 1997, respectively, due primarily to the dramatic growth of BNC's insurance and brokerage businesses.

1999 results reflected a one-time $438,000 gain on the sale of the Company's former asset-based lending subsidiary, as well as $2.3 million in write-downs to the value of certain nonperforming assets. The Company sold BNC Financial effective December 31, 1999. The Company recorded 1999 net income of $242,000, or $0.10 per share on a diluted basis, compared with net income of $2.3 million, or $0.91 per share (diluted), for 1998 and net income of $1.4 million, or $0.59 per share (diluted), for 1997.

Performance highlights include:

     *Deposits increased 14 percent during 1999, to $324.7 million; the growth was driven by the introduction of the Wealthbuilder family of indexed NOW and money market accounts and the opening of BNC-North Dakota's Fargo branch.

     *Loans and leases increased 6 percent, to $262.1 million due primarily to loan growth in the Fargo and Minneapolis markets.

     *Total assets increased 15 percent, to $456.9 million.

     *Long-term debt was reduced by $24.5 million during the 4th quarter of 1999; the Company used proceeds from the sale of BNC Financial to pay down long-term debt which had been incurred primarily for purposes of funding BNC Financial's asset-based loan portfolio.

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



                Analysis of Average Balances, Interest and Yields/Rates (1)

                                                               For the Years ended December 31,
                               --------------------------------------------------------------------------------------------
                                             1999                            1998                         1997
                               ------------------------------ ------------------------------- -----------------------------
                                          Interest   Average              Interest   Average            Interest    Average
                                 Average   earned     yield     Average    earned     Yield    Average   earned      yield
                                 Balance     or        or       Balance      or        or      Balance     or         or
                                            paid      cost                  paid      Cost                paid       cost
                               ---------- --------- --------- ---------- ---------- --------- ---------- --------- --------
                                                    (dollars in thousands)
Assets
     Federal funds sold....... $   1,818  $     90      4.95%  $  5,336  $     289     5.42%  $   5,650  $    306     5.42%
     Taxable investments......   105,145     6,372      6.06%    87,464      5,269     6.02%     64,803     4,158     6.42%
     Tax-exempt investments...     7,788       386      4.96%     1,775         95     5.35%      1,112        71     6.38%
     Loans (2)................   250,158    22,083      8.83%   234,342     22,148     9.45%    214,053    20,697     9.67%
     Allowance for credit
        losses................    (2,890)       --               (2,941)        --               (2,205)       --
                               ---------- ---------           ---------- ----------           ---------- ---------
          Total interest-earning
             assets (3).......   362,019    28,931      7.99%   325,976     27,801     8.53%    283,413    25,232     8.90%
  Noninterest-earning assets:
           Cash and due from
               banks..........     7,704                          6,733                           6,074
           Other..............    22,584                         17,728                          16,726
                               ----------                     ----------                      ----------
                Total assets.. $ 392,307                      $ 350,437                       $ 306,213
                               ==========                     ==========                      ==========

Liabilities and Stockholders'
   Equity
  Deposits:
          NOW and money market
             accounts......... $  91,671     3,632      3.96% $  63,115      2,128     3.37%  $  50,582     1,580     3.12%
          Savings.............     6,294       129      2.05%     8,717        197     2.26%      8.904       206     2.31%
  Certificates of deposit:
          Under $100,000......   125,470     6,469      5.16%   130,759      7,332     5.61%    127,092     7,110     5.59%
          $100,000 and over...    43,140     2,307      5.35%    36,704      2,152     5.86%     41,581     2,386     5.74%
                               ---------- ---------           ---------- ----------           ---------- ---------
     Total interest-bearing
        deposits..............   266,575    12,537      4.70%   239,295     11,809     4.93%    228,159    11,282     4.94%
  Short-term borrowings:
          Securities and loans
             sold under
             agreements to
             repurchase and
             federal funds
             purchased........    21,685     1,129      5.21%     6,745        348     5.16%      7,262       413     5.69%
           FHLB notes payable.    40,308     2,174      5.39%    42,831      2,346     5.48%     15,468       881     5.70%
     Long-term borrowings.....     9,872       734      7.44%     8,290        649     7.83%      7,599       556     7.32%
                               ---------- ---------           ---------- ----------           ---------- ---------
               Total interest-
               bearing
               liabilities....   338,440    16,574      4.90%   297,161     15,152     5.10%    258,488    13,132     5.08%
Noninterest-bearing demand
   accounts...................    27,094                         24,827                          20,357
                               ----------                     ----------                      ----------
      Total deposits and
         interest-bearing
         liabilities...........  365,534                        321,988                         278,845
Other noninterest-bearing
   liabilities................     5,567                          6,264                           6,262
                               ----------                     ----------                      ----------
      Total liabilities.......   371,101                        328,252                         285,107
Stockholders' equity..........    21,206                         22,185                          21,106
                               ----------                     ----------                      ----------
      Total liabilities and
         stockholders'
         equity............... $ 392,307                      $ 350,437                       $ 306,213
                               ==========                     ==========                      ==========
Net interest income..........             $ 12,357                        $ 12,649                       $ 12,100
                                          =========                       =========                      =========
Net interest spread...........                         3.09%                           3.43%                          3.82%
                                                     ========                        ========                       ========
Net interest margin...........                         3.41%                           3.88%                          4.27%
                                                     ========                        ========                       ========
  Ratio of average
     interest-earning assets
     to average interest-
     bearing liabilities......   106.97%                       109.70%                          109.64%
                              ===========                     ==========                      ==========

 --------------------

(1) From continuing operations for all periods presented.

(2) Interest income does not include loan origination fees other than those amortized and included as an adjustment to loan yield as required under Statement of Financial Accounting Standards No. 91, "Accounting for
      Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Average nonaccrual loans are included in average loans outstanding.

(3) Yields do not include adjustments for tax-exempt interest because such interest is not material.

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


                         Analysis of Changes in Net Interest Income (1)

                                                 For the Years Ended December 31,
                                           ----------------------------------------------
                                           1999 Compared to 1998    1998 Compared to 1997
                                           ---------------------  ------------------------
                                            Change Due to           Change Due to
                                           ----------------       ----------------
                                           Volume   Rate   Total  Volume   Rate   Total
                                           ------- ------- ------ ------- ------ -------
                                                           (in thousands)
  Interest-Earning Assets
     Federal funds sold....................$ (190) $   (9) $ (199)$   (17)$   -- $   (17)
     Investments........................... 1,424     (30)  1,394   1,496   (361)  1,135
     Loans................................. 1,495  (1,560)    (65)  1,962   (511)  1,451
                                           ------- ------- ------ ------- ------ -------
        Total increase (decrease) in
           interest income................. 2,729  (1,599)  1,130   3,441   (872)  2,569
                                           ------- ------- ------ ------- ------ -------
  Interest-Bearing Liabilities
     NOW and money market accounts.........   962     542   1,504     392    156     548
     Savings...............................   (55)    (13)    (68)     (4)    (5)     (9)
     Certificates of Deposit:
        Under $100,000.....................  (297)   (566)   (863)    206     16     222
        $100,000 and over..................   377    (222)    155    (280)    46    (234)
     Short-term borrowings:
        Securities and loans sold under
           agreements to repurchase and
           federal funds purchased.........   771      10     781     (29)   (36)    (65)
        FHLB notes payable.................  (138)    (34)   (172)  1,558    (93)  1,465
     Long-term borrowings..................   124     (39)     85      50     43      93
                                           ------- ------- ------ ------- ------ -------
        Total increase (decrease) in
            interest expense..............  1,744    (322)  1,422  1,893     127   2,020
                                           ======= ======= ====== ======= ====== =======
        Increase (decrease) in net
           interest income................ $  985  $(1,277)$ (292)$1,548  $ (999)$   549
                                           =======  ======= ====== ======= ====== =======

----------------------
(1)  From continuing operations for all periods presented.

Year ended December 31, 1999 compared to year ended December 31, 1998. Net interest income decreased $292,000, or 2.3 percent, to $12.4 million as compared to $12.6 million. Net interest spread and net interest margin declined to 3.09 and 3.41 percent, respectively. The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors.


                                Net Interest Income Analysis (1)

                                                   For the Years
                                                  Ended December         Change
                                                        31,
                                                 ------------------  ----------------
                                                  1999      1998
                                                 -------  ---------
                                                    (amounts in
                                                     millions)
Total interest income increased.............     $  28.9  $    27.8  $   1.1      4%
  Due to:
    Increase in average earning assets......     $ 362.0  $   326.0  $  36.0     11%
  Driven by:
    Increase in average loans (a)...........     $ 250.2  $   234.3  $  15.9      7%
        Increase in average investments (b).     $ 112.9  $    89.2  $  23.7     27%
     The increases in average earning assets
        volume were offset by:
    Decreased yield on earning assets.......       7.99%      8.53%   -0.54%     -6%
      Driven by:
    Decreased yield on loans (c)............       8.83%      9.45%   -0.62%     -7%
    Mix change in earning asset portfolio--
      Average loans as a percent of total
         interest-earning assets ...........         69%        72%    -3.0%     -4%
Total interest expense increased............    $  16.6   $   15.2   $  1.4       9%
  Due to:
    Increase in average interest-bearing
       liabilities..........................    $ 338.4   $  297.2   $ 41.2      14%
  Driven by:
    Increase in average interest-bearing
       deposits (d).........................    $ 266.6   $  239.3   $ 27.3      11%
    Increase in average borrowings (e)......    $  71.9   $   57.9   $ 14.0      24%
     These increases were somewhat offset by:
    Decrease in cost of interest-bearing
       deposits (f).........................      4.70%      4.93%    -0.23%     -5%
    Decrease in cost of borrowings (g)......      5.62%      5.78%    -0.16%     -3%

--------------------
(1)  From continuing operations for all periods presented.

(a) Loan growth primarily attributable to increases in loans originated at BNC-Minnesota and BNC-North Dakota's Fargo location.

(b) The Company has increased its investment securities holdings primarily through FHLB borrowings.

(c) The decreased loan yield is reflective of the 75 basis point decline in the prime rate late in 1998 as well as a decrease in loan pricing spread to prime rate due to competitive pressures in all markets.

(d)  Deposit  growth   primarily   attributable  to  the   introduction  of  the
 Wealthbuilder NOW and money market accounts.

(e)  Increased  FHLB  borrowings  for  the  purpose  of  purchasing   investment
securities.

(f) Reduced costs on certificates of deposit ("CDs") caused by the overall decreased rate environment and related lower CD renewal and offering rates. These rate reductions were somewhat offset by increased costs in the NOW and money market deposit category (related to the Wealthbuilder accounts).

(g) Rates are reflective of the overall decreased rate environment.

Net interest income and margin in future periods are expected to be impacted by several factors. Recent increases in the prime rate will improve interest income and yields on loans. Additionally, the Company has increased its earning asset portfolio by purchasing investment securities funded primarily through FHLB borrowings. While the additional investments will increase interest income, net interest income and earnings, they can be expected to negatively impact yield on earning assets and net interest margin because yields on such investments are typically lower than those achieved in the loan portfolio.

Many factors, including, but not limited to, the competitive environment in the markets in which the Company operates, the multitude of financial and investment products available to the public and the monetary policies of the FRB, can materially impact the Company's operating results. Therefore, management cannot predict, with any degree of certainty, prospects for net interest income in future periods. See "Supervision and Regulation Monetary Policy" included under
Item 1 of Part I. See also Item 7a, "Quantitative and Qualitative Disclosures About Market Risk," for information relating to the impact of fluctuating interest rates on the Company's net interest income.

Year ended December 31, 1998 compared to year ended December 31, 1997. Net interest income increased $549,000, or 5 percent, to $12.6 million as compared to $12.1 million. Net interest spread and net interest margin declined to 3.43 and 3.88 percent, respectively. The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors:

                                Net Interest Income Analysis (1)

                                                   For the Years
                                                 Ended December 31,         Change
                                                 ------------------  ----------------
                                                  1998      1997
                                                 -------  ---------
                                                    (amounts in
                                                     millions)
Total interest income increased.............     $ 27.8   $    25.2  $    2.6     10%
  Due to:
    Increase in average earning assets......     $326.0   $   283.4  $   42.6     15%
  Driven by:
    Increase in average loans (a)...........     $234.3   $   214.1  $   20.2      9%
        Increase in average taxable
           investments (b)..................     $ 87.5   $    64.8  $   22.7     35%
     The increases in average earning assets
        volume were offset by:
    Decreased yield on earning assets.......      8.53%       8.90%     -0.37%    -4%
      Driven by:
    Decreased yield on loans (c)............      9.45%       9.67%     -0.22%    -2%
        Decreased yield on taxable
           investments (d)..................      6.02%       6.42%     -0.40%    -6%
    Mix change in earning asset portfolio --
      Average loans as a percent of total
         interest-earning assets (e)........        72%         76%      -4.0%    -5%
Total interest expense increased............    $ 15.2    $   13.1   $    2.1     16%
  Due to:
    Increase in average interest-bearing
       liabilities..........................    $297.2    $  258.5   $   38.7     15%
    Increased cost on interest-bearing
       liabilities..........................      5.10%       5.08%      0.02%   0.4%
  Driven by:
    Increase in average interest-bearing
       deposits (f).........................    $239.3    $  228.2   $   11.1      5%
    Increase in average borrowings (g)......    $ 57.9    $   30.3   $   27.6     91%
    Mix change in interest-bearing liability
       portfolio --
      Average borrowings as a percent of
         total interest-bearing liabilities(h)     19%          12%         7%    58%
     These increases with somewhat offset by:
    Decrease in cost of borrowings (i)......     5.78%        6.10%     -0.32%    -5%

--------------------
(1)  From continuing operations for all periods presented.

(a) Loan growth primarily attributable to increases in loans originated at BNC-Minnesota.

(b) Increase in average taxable investments is primarily attributable to the purchase of $18.8 million of fixed rate mortgage-backed securities late in 1997 as part of an interest rate risk management strategy.

(c) 75 basis point decline in prime rate late in 1998 coupled with decreases in loan pricing spread to prime rate due to competitive pressures in all markets.

(d) Primarily attributable to the significant decrease in the Treasury yield curve that occurred during the second half of 1998 and the reinvestment of cash flows from maturing mortgage-backed securities and other investments at then current, lower rates.

(e) Average loans increased by 9 percent. However, average taxable investments increased by $22.7 million, or 35 percent. Late in 1997, the Company purchased $18.8 million of fixed rate mortgage-backed securities funded with an advance from the FHLB as part of an interest rate risk management strategy.

(f) Deposit growth from both BNC-North Dakota and BNC-Minnesota, primarily money market deposit accounts.

(g) The Company relied more heavily on borrowings to fund growth, including increased FHLB borrowings. The borrowing rates charged by the FHLB were often cost effective compared to offering top of market rates for time CD's. Increase also reflects issuance of the Company's 8 5/8 percent Subordinated Notes in May 1997 (outstanding 12 months during 1998 versus 7 months during 1997).

(h) Increased reliance on borrowing caused a higher percentage of the interest-bearing liabilities portfolio to be comprised of borrowings with generally higher costs than interest-bearing deposits. However, the borrowing rates charged by the FHLB were often cost effective compared to offering top of market rates for time certificates of deposits, although these borrowing rates are higher than costs of interest-bearing checking and money market accounts.

(i) Lower overall average cost on federal funds purchased and FHLB borrowings due to 75 basis point decline in federal funds rate late in 1998 along with a similar decrease in rates at the FHLB.

Provision for Credit Losses. Management determines a provision for credit losses which it considers sufficient to maintain the Company's allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. See Note 1 to the Consolidated Financial Statements included under Item 8 and "--Financial Condition--Loan Portfolio--Allowance for Credit Losses" for further discussion of the components of the allowance for credit losses and the Company's methodology for assessing the adequacy of the allowance.

The provision for credit losses for the year ended December 31, 1999 was $1.1 million as compared to $1.2 million in 1998 and $2.5 million in 1997.

Noninterest Income. The following table presents, for the periods indicated, the major categories of the Company's noninterest income as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations following the table:

                                     Noninterest Income (1)
                                                            Increase (Decrease)
                                                    -------------------------------------
                         For the Years Ended          1999 - 1998          1998 -1997
                             December 31,
                      ---------------------------   -----------------    ----------------
                       1999      1998      1997        $         %         $        %
                      --------  --------  -------   -------   -------    -----  ---------
                            (in thousands)
Insurance Commissions  $2,045    $1,769    $1,694    $ 276       16% (a) $ 75         4%
Fees on loans........   1,435     1,376       884       59        4%      492        56% (b)
Brokerage income.....     797        53        46      744    1,404% (c)    7        15%
Service charges......     536       566       471      (30)      (5)%      95        20%
Net gain on sales of
  securities ........     198       130         8       68       52%      122     1,525% (d)
Rental income........     121        43        56       78      181%      (13)      (23)%
Other................     936       906       769       30        3%      137        18% (e)
                      --------  --------  -------   -------              -----
Total noninterest
income...............  $6,068    $4,843   $3,928    $1,225       25%      915        23%
                      ========  ========  =======   =======              =====

--------------------

(1)  From continuing operations for all periods presented.

(a) Increased insurance commissions resulted from an increase in the average number of insurance producers as well as successful efforts to cross-sell insurance to bank customers.

(b) The increase in loan fees is largely attributable to loans generated and sold by BNC-Minnesota. Management cannot predict with any degree of certainty the amount of loans which will be originated and related loan fees which will be recognized in future periods.

(c) Increase is attributable to the addition of brokerage staff in BNC-North Dakota's subsidiary, BNC Asset Management, Inc.

(d) Proceeds from securities sold were $58.9 million in 1998 as compared to $27.2 million in 1997. See Note 4 to the Consolidated Financial Statements included under Item 8 for further information related to sales of investment securities.

(e) The increase in other noninterest income in 1998 was attributable to a combination of factors including increased revenue from trust and other professional services and increased income from automated teller machines.


Noninterest Expense. The following table presents, for the periods indicated, the major categories of the Company's noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations below the table:

                                    Noninterest Expense (1)
                                                                 Increase (Decrease)
                                                       -------------------------------------
                               For the Years Ended
                                   December 31,             1999 - 1998          1998 - 1997
                          ---------------------------  ------------------   -----------------
                           1999     1998      1997       $          %         $         %
                          -------  --------  --------  -------   --------   -------   ------
                                (in thousands)
 Salaries and employee
    benefits............  $ 8,854  $  7,463  $ 6,184   $ 1,391       19% (a)$ 1,279      21% (a)
 Write-down of other real
  estate owned and
  repossessed assets....    2,271         2       --     2,269           (b)      2      --
 Depreciation and
    amortization........    1,586     1,498    1,310        88        6%        188      14% (c)
 Occupancy..............    1,248       988      948       260       26% (a)     40       4%
 Professional services..    1,214       766      552       448       58% (d)    214      39% (d)
 Office supplies,
  telephone and postage.      941       749      647       192       26% (a)    102      16% (a)
 Marketing and promotion      621       455      363       166       36% (e)     92      25%
 FDIC and other assessments   191       184      171         7        4%         13       8%
  Other..................   1,289     1,274    1,081        15        1%        193      18% (a)
                           -------  --------  -------  --------               -------
  Total noninterest
     expense............. $ 18,215  $13,379   $11,256  $ 4,836       36%       2,123      19%
                           =======  ========  =======  ========               =======
  Efficiency ratio (f)...    98.86%   76.49%    70.23%    22.37%           (f)  6.26%

--------------------
(1) From continuing operations for all periods presented.

(a) Increases represent personnel additions at BNC Asset Management, Inc., BNC Insurance, Inc. and BNC-North Dakota's Fargo branch as well as related occupancy, supplies, telephone, postage and other miscellaneous expenses.

(b)Write-downs to estimated net realizability of other real estate owned and repossessed assets.

(c) Increase in the amount of fixed assets being depreciated including assets related to BNC Asset Management, Inc. and BNC-North Dakota's Fargo branch.

(d)Increase represents an increase in brokerage costs at BNC Asset Management, Inc., legal fees related to the proceedings against a former loan officer and other costs associated with other real estate owned and repossessed assets.

(e) Increased advertising, public relations and promotional expenses, including fees paid to an investor relations firm engaged late in 1998.

(f) Noninterest expense divided by an amount equal to net interest income plus noninterest income. Management does not expect this negative trend in efficiency ratio will continue. Noninterest expense for 1999 included $2.3 million in write-downs of nonperforming assets. Excluding these write-downs, the efficiency ratio for 1999 would have been 86.53 percent. Additionally, during the third quarter of 1999, the Company reorganized. Average full time equivalent employees for the fourth quarter of 1999 and for the first two months of 2000 were 177 as compared to 198 for the third quarter of 1999. The year-to-date efficiency ratio for 2000 through the month of February was 79.01 percent. For the month of February 2000, the efficiency ratio was 75.41 percent, an improvement over both the adjusted 1999 and 1998 ratios.

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

Investments are centrally managed in order to maximize compliance (federal laws and regulations place certain restrictions on the amounts and types of investments BNC may hold) and effectiveness of overall investing activities. The primary goal of BNC's investment policy is to contribute to the overall profitability of the Company. The objective is to purchase and own securities and combinations of securities with good risk/reward characteristics. "Good" risk/reward securities are those identified through thorough analysis of the cash flows and potential cash flows as well as market value and potential market value of the security in question given various interest rate scenarios. Investment strategies are developed in light of constant view of the Company's overall asset/liability position. As it relates to investment strategies, the focus of the Asset/Liability management committee is to determine the impact of interest-rate changes on both future income and market value of securities in the portfolio. See Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," for additional information relating to the impact of fluctuating interest rates on the Company's net interest income.

The following table presents the composition of the investment portfolio by major category as of the dates indicated:

                              Investment Portfolio Composition (1)

                                                         December 31,
                             ---------------------------------------------------------------------
                                     1999                    1998                   1997
                             ---------------------  ---------------------  ----------------------
                                        Estimated               Estimated               Estimated
                                          fair                    fair                    fair
                             Amortized    market    Amortized    market     Amortized    market
                               cost       value       cost       value         cost       value
                             ---------  ----------  ---------   ---------   ---------  -----------
                                                        (in thousands)
Available for Sale:
U.S. Treasury securities...  $     --   $      --   $  5,098    $  5,109    $ 12,489   $   12,532
U.S. government agency
   Mortgage-backed
   securities..............    26,697      26,295     51,194      51,444      32,136       32,236
U.S. government agencies
   securities..............     4,654       4,468     13,096      12,998      20,039       20,006
Collateralized mortgage
   obligations.............    97,243      95,038     19,602      19,607      21,291       21,325
State and municipal bonds..    20,272      19,548      3,355       3,420       1,166        1,289
Equity securities..........     5,643       5,643      4,024       4,023       7,236        7,236
                             ---------  ----------  ---------   ---------   ---------  -----------
Total investments..........  $154,509   $ 150,992   $ 96,369    $ 96,601    $ 94,357    $  94,624
                             =========  ==========  =========   =========   =========  ===========

---------------------
(1)  From continuing operations for all periods presented.

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in the Company's investment portfolio at December 31, 1999:

                         Investment Portfolio -- Maturity and Yields



                                                Maturing
                        ---------------------------------------------------------
                                        After 1 but    After 5 but
                          Within 1        within 5      within 10      After 10       Total
                            year           years          years          years
                        ------------- ------------- -------------  -------------- --------------
                        Amount  Yield Amount  Yield Amount  Yield   Amount  Yield  Amount  Yield
                                 (1)           (1)           (1)             (1)            (1)
                        ------- ----- ------- ----- ------- ------ ------- ------ ------- ------
Available for Sale:(2)                     (dollars in thousands)
  U.S. government
   agency Mortgage-
   backed
   securities (3).....  $  973  5.62% $ 1,438 5.79% $ 4,027  6.65% $20,259  6.43% $26.697  6.40%
  U.S. government
   agencies
   Securities.........     290  5.09%      --   --      895  5.82%   3,469  6.04%   4,654  5.94%
  Collateralized
   mortgage
   obligations (3)....      --    --    1,252 6.20%  15,431  6.46%  80,560  6.62%  97,243  6.59%
  State and municipal
    bonds.............     150  9.98%   1,230 7.20%     354  7.83%  18,538  7.70%  20,272  7.69%
                        ------- ----- ------- ----- ------- ------ ------- ------ ------- ------
    Total book value
      of investment
      securities......  $ 1,413 5.98% $ 3,920 6.36% $20,707  6.49% $122,826 6.74% $148,866 6.69%
                        ======= ===== ======= ===== ======= ====== ======== ===== ======== =====
  Unrealized holding
     loss on securities
     available for
     sale..............                                                            (3,517)
  Equity securities....                                                           $ 5,643  6.26%
                                                                                  -------- -----
    Total investment in
       securities
       available for
       sale............                                                           $150,992 6.83%(4)
                                                                                  ======== =====

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

As of December 31, 1999, BNC had $151.0 million of securities in the investment portfolio as compared to $96.6 and $94.6 million at December 31, 1998 and 1997, respectively. During 1999, the Company increased its holdings in agency collateralized mortgage obligations ("CMOs") and municipal bonds by $75.4 and $16.1 million, respectively. During the year, the Company also reduced the investment portfolio's allocation to U.S. Treasury securities by $5.1 million, agency mortgage-backed securities by $25.1 million and government agency securities by $8.5 million.

The shift between sectors was the result of the investment portfolio management process and the investment objectives as indicated above. Over the course of 1999, principal cash flows as well as sales proceeds from mortgage-backed securities were invested in CMOs because they offered a better risk/reward profile (due to the structure of CMO cash flows) relative to mortgage-backed securities. New investment purchases were primarily directed toward CMOs as well due to their risk/reward profile and structure relative to other sectors. In addition, proceeds from the maturity of U.S. Treasury securities and government agency securities were reinvested into alternate sectors that offered a better relative risk/reward profile than U.S. Treasury and government agency securities. Consistent with the Investment Officer's objective of purchasing and owning combinations of good risk/reward securities, the level of state and municipal bonds increased as well. The risk/reward profile of state and municipal bonds complimented that of the increased portfolio allocation to CMOs. The resulting allocation among security sectors is more consistent with the primary goal of the Company's investment policy.

At December 31, 1999, BNC held no securities of any single issuer, other than the U.S. government agencies securities and agency mortgage-backed securities and CMOs that exceeded ten percent of stockholders' equity. A significant portion of the Company's investment securities portfolio (approximately 84 percent at December 31, 1999) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Loan Portfolio. The Company's primary source of income is interest earned on loans. The Company's loan portfolio has grown significantly during the past four years as a result of BNC's strategy of increasing the amount of high quality loans outstanding to increase net interest income. Net loans increased $14.9 million, or 6 percent, to $259.2 million at December 31, 1999 as compared to $244.3 million at December 31, 1998. In 1998, net loans increased $27.1 million, or 13 percent, as compared to December 31, 1997. The following table presents the composition of the Company's loan portfolio as of the dates indicated:

                                 Loan Portfolio Composition (1)
                                                                December 31,
                     ----------------------------------------------------------------------------------------
                           1999             1998              1997               1996              1995
                     ---------------- ----------------- ---------------- ------------------- ----------------
                      Amount    %      Amount     %      Amount     %     Amount      %      Amount     %
                     -------- ------- -------- -------- -------- ------- --------- -------- -------- --------
                                               (dollars in thousands)
Commercial and
   industrial ...... $111,236    42.9 $107,886     44.2 $ 96,780    44.5 $  89,065     45.4 $ 41,639     34.8
Real estate
   mortgage.........   91,906    35.5   76,692     31.4   56,408    26.0    47,451     24.2   36,606     30.6
Real estate
   construction.....   16,026     6.2   20,831      8.5   18,215     8.4     8,806      4.5    5,884      4.9
Agricultural........   16,679     6.4   19,777      8.1   21,064     9.7    20,673     10.6   18,046     15.1
Consumer............   15,116     5.8   14,761      6.1   18,726     8.6    18,734      9.6    9,960      8.3
Lease financing.....   11,307     4.4    7,422      3.0    9,211     4.2    12,970      6.6    8,660      7.2
                     -------- ------- -------- -------- -------- ------- --------- -------- -------- --------
  Total face amount
     of loans.......  262,270   101.2  247,369    101.3  220,404   101.4   197,699    100.9  120,795    100.9
Unearned income.....     (219)   (0.1)    (188)    (0.1)    (255)   (0.1)     (264)    (0.1)    (112)    (0.1)
                     -------- ------- -------- -------- -------- ------- --------- -------- -------- --------
Loans, net of
   unearned income..  262,051   101.1  247,181    101.2  220,149   101.3   197,435    100.8  120,683    100.8
Less allowance for
   credit losses....   (2,872)   (1.1)  (2,854)    (1.2)  (2,919)   (1.3)   (1,545)    (0.8)  (1,048)    (0.8)
                     -------- ------- -------- -------- -------- ------- --------- -------- -------- --------
Net loans........... $259,179   100.0 $244,327    100.0 $217,230   100.0  $195,890    100.0 $119,635    100.0
                     ======== ======= ======== ======== ======== ======= ========= ======== ======== ========

-------------------------
(1)  From continuing operations for all periods presented.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in the Company's loan portfolio. Material changes are discussed in lettered explanations below the table:

                        Change in Loan Portfolio Composition (1)
                                                Increase (Decrease)
                              --------------------------------------------------
                                  1999 - 1998                1998 - 1997
                              ---------------------     ----------------------
                                  $           %             $           %
                              -----------  --------     ----------   ---------
                                            (dollars in thousands)
  Commercial and industrial.. $    3,350       3%       $  11,106       11% (a)
  Real estate mortgage.......     15,214      20% (b)      20,284       36% (a)
  Real estate construction...     (4,805)    (23)%          2,616       14%
  Agricultural...............     (3,098)    (16)%         (1,287)      (6)%
  Consumer...................        355       2%          (3,965)     (21)%
  Lease financing............      3,885      52%          (1,789)     (19)%
                              -----------               ----------
  Total face amount of loans.     14,901       6%          26,965       12%
  Unearned income............        (31)    (16)%             67       26%
                              -----------               ----------
  Loans, net of unearned
     income..................     14,870       6%          27,032       12%
  Allowance for credit losses        (18)     (1)%             65        2%
                              -----------               ----------
  Net Loans.................. $   14,852       6%       $  27,097       12%
                              ===========               ==========
--------------------
(1)  From continuing operations for all periods presented.

(a) Increases are primarily attributable to loan volume generated out of the Minnesota market area.

(b) Increases are attributable to loan volume generated out of both the Minnesota and North Dakota markets.

While prospects for continued loan growth appear favorable, particularly in the Minnesota and Fargo markets, management cannot predict with any degree of certainty the Company's future loan growth potential.

Credit Policy and Approval Procedures. BNC follows a uniform credit policy that sets forth underwriting and loan administration criteria. The loan policy, including lending guidelines for the various types of credit offered by the

Company, is established by the Board of Directors (the "Board") based upon the recommendations of senior lending management and such credit committees as are established at either the bank or corporate level. The loan policy is reviewed and reaffirmed by the Board at least annually. Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral.

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

                              Loan Participations Sold (1)

                                                 December 31,
                         -------------------------------------------------------
                           1999        1998       1997        1996       1995
                         ----------  ---------  ---------   ---------  ---------
                                             (in thousands)
   BNC--North Dakota..... $  67,700   $ 32,300   $ 55,500   $  54,100  $  35,000
   BNC--Minnesota........    52,400     24,400     10,300       3,200         --
                         ----------  ---------  ---------   ---------  ---------
     Total............... $ 120,100   $ 56,700   $ 65,800   $  57,300  $  35,000
                         ==========  =========  =========   =========  =========
----------------------
(1)  From continuing operations for all periods presented.

The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. The vast majority of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks. See Note 1 to the Consolidated Financial Statements included under
Item 8 for further discussion of accounting policies related to loans. Management cannot reliably predict BNC's ability to continue to generate or sell loan participations or the terms of any such sales.

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 1999, total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 1999, the Company identified concentrations of loans exceeding ten percent of total loans and loan commitments outstanding. These concentrations were in construction and real estate loans which represented 11.2 and 15.9 percent, respectively, of total loans and loan commitments outstanding. Loans and commitments in the construction category were extended to 76 customers who are located in Minnesota, Iowa and North and South Dakota and who can be generally categorized as indicated below:

                                                                Percent of
                                                                  total
                                                                outstanding
                                                                 loans and
                                                  Number of        loan
                                                  customers     commitments
                                                -------------  -------------
          General building contractors.......             21           3.1%
          Heavy construction, excluding
             building........................             28           6.6%
          Special trade contractors..........             27           1.5%
                                                -------------  -------------
               Total.........................             76          11.2%
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

The real estate loans and commitments were extended to 132 customers who are diversified across the Company's market areas and who can be generally categorized as indicated below:



                                                Percent of
                                                    total
                                                outstanding
                                                  loans and
                                   Number of         loan
                                   customers     commitments
                                 -------------  --------------
Non-residential and apartment
  building operators,
  developers and lessors of
  real property................            77           11.8%
Real estate holding companies..            55            4.1%
                                 -------------  --------------
Total..........................           132           15.9%
                                 =============  ==============

The Company continually monitors industry and other credit concentrations as part of its credit risk management strategies. In cases where significant concentrations exist without sufficient diversification and other mitigating factors, BNC generally sells loans without recourse to outside financial institutions.

Agricultural Loans. BNC's agricultural loan portfolio totals approximately $16.7 million, or 6 percent of total loans. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. The majority of the Company's agricultural loans are extended to borrowers located in North Dakota, and are diversified over several counties. The Company has been monitoring its agricultural loans closely. As of December 31, 1999, nonperforming agricultural loans totaled $12,000.

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of BNC's portfolio as of December 31, 1999. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                                  Maturities of Loans (1)
                                       Over 1 Year
                                     Through 5 years       Over 5 Years
                                    -------------------  -----------------
                         One year    Fixed    Floating     Fixed  Floating
                         or less      Rate      Rate       Rate     Rate      Total
                         ---------  --------  ---------  -------- --------  ---------
                                               (in thousands)

 Commercial and
    industrial.......... $  55,706  $ 18,042  $  28,861  $  2,825 $  5,802  $ 111,236
 Real estate mortgage...     7,530    12,316     27,273    25,408   19,379     91,906
 Real estate
    construction........    13,767        --      2,259        --       --     16,026
 Agricultural...........     7,683     3,456      1,330     1,426    2,784     16,679
 Consumer...............     7,628     6,496        399       515       78     15,116
 Lease financing........     1,462     9,058         --       787       --     11,307
                         ---------  --------  ---------  -------- --------  ---------
 Total face amount of
    loans............... $  93,776  $ 49,368  $  60,122  $ 30,961  $28,043  $ 262,270
                         =========  ========  =========  ======== ========  =========

--------------------

(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See
Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding repricing of loans and other assets.

Interest Rate Floors. From time to time the Company may use off-balance-sheet instruments, principally interest rate floors, to adjust the interest rate sensitivity of on-balance-sheet items, including loans. See -"Liquidity, Market and Credit Risk," Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 13 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments and currently outstanding instruments.

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

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:


                                    Nonperforming Assets (1)

                                                       December 31,
                                      -----------------------------------------------
                                       1999      1998      1997      1996     1995
                                      --------  -------   -------   -------  --------
                                                  (dollars in thousands)
 Nonperforming loans:
    Loans 90 days or more delinquent
       and still
       accruing interest............. $     22  $   307   $ 1,016   $   129  $    290
    Nonaccrual loans (2) (3).........    1,620    2,042       376        22        71
    Restructured loans (2) (3).......       16       44       104       136       119
                                      --------  -------   -------   -------  --------
       Total nonperforming loans.....    1,658    2,393     1,496       287       480
    Other real estate owned and
       repossessed assets............    1,207    2,112        --       159        --
                                      --------  -------   -------   -------  --------
         Total nonperforming assets.. $  2,865  $ 4,505   $ 1,496   $   446  $    480
                                      ========  =======   =======   =======  ========
 Allowance for credit losses......... $  2,872  $ 2,854   $ 2,919   $ 1,545  $  1,048
                                      ========  =======   =======   =======  ========
 Ratio of total nonperforming loans
    to total loans...................     .63%     .97%      .68%      .15%      .40%
 Ratio of total nonperforming assets
    to total assets..................     .63%    1.21%      .43%      .16%      .20%

--------------------

(1) From continuing operations for all periods presented.

(2)If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, BNC would have recognized additional interest income of $112,000, $49,000 and $30,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(3)The interest income on nonaccrual and restructured loans actually included in the Company's net income was $29,000, $175,000 and $26,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Potential Problem Loans. In accordance with accounting standards, the Company identifies loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. BNC generally considers all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Impaired loans at December 31, 1999, not including the past due, nonaccrual and restructured loans reported above, totaled $4.3 million. A significant portion of these loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that the Company's position as creditor is protected to the fullest extent possible.

Customer Year 2000 Issues. The Company implemented a Year 2000 due diligence program relating to its major borrowers and depositors which incorporated guidelines established by regulatory agencies (the "Program"). Major components of the Program included assignment of accountability for the various Program initiatives, establishment of critical Program completion dates, identification of material borrowers and depositors (hereinafter collectively referred to as "customers"), a risk assessment of all identified customers and the establishment of risk controls.

The Company managed the Program with available staff. Therefore, no additional salary and benefit expenses were incurred in the process of implementing and administering the Program. Other expenses incurred, such as postage and materials, were not significant. No material adverse circumstances related to Year 2000 issues of customers have been identified.

Assessment of customer status with respect to Year 2000 issues, while critical to the banking industry, is by nature subjective and imprecise. While the Company has used due diligence in assessing customer status and taking appropriate actions based on the results of such assessments, there can be no assurance that each of its customers has been adequately prepared and, as a result, the potential of an adverse impact on the Company cannot be completely eliminated. See also "Year 2000 Issue" for further information on the Company's Year 2000 program.

Allowance for Credit Losses. BNCCORP maintains an allowance for credit losses sufficient to absorb inherent losses in the loan portfolio. The allowance represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is adjusted through the provision for credit losses, which is charged to income.

At yearend 1999, the Company's total allowance was $2.9 million which equates to approximately 1.8 and 2.7 times the average charge-offs for the last three and five years, respectively, and 2.4 and 3.8 times the average net charge-offs for the same three- and five-year periods, respectively. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level. The Company's charge-off policy is generally consistent with regulatory standards.

The three components to the allowance for credit losses, the specific allowance, allocated inherent allowance and unallocated inherent allowance, are discussed in Note 1 to the Consolidated Financial Statements included under Item 8. A comprehensive analysis of the adequacy of the allowance for loan losses is performed by the Company on a quarterly basis. Additionally, peer review of allowance levels of other financial institutions is conducted on an annual basis.

Historically, senior lending management in each of BNCCORP's banking subsidiaries has been responsible for assessing the adequacy of the respective subsidiary's allowance for credit losses and making provision for credit losses recommendations to the appropriate board of directors. The Company recently established an Allowance for Credit Losses Review Committee (the "Review Committee"), which now has the responsibility of affirming allowance methodology, performing an annual credit loss migration analysis and assessing the allowance components in relation to estimated and actual charge-off trends. The Review Committee is responsible for assessing and reporting on the appropriateness of the allowance for credit losses as well as recommending revisions to the Company's methodology for determining the adequacy of the allowance as they become necessary.

Concentrations of credit risk are discussed under "--Concentrations of Credit." Concentrations exist in construction and real estate loans. Additionally, a geographic concentration of credit risk also arises because BNCCORP operates primarily in the upper midwest with 89 percent of loans outstanding as of December 31, 1999 having been extended to customers in Minnesota and North Dakota. Other groups of credit risk may not constitute a significant concentration, but are analyzed based on other evident risk factors for the purpose of determining an adequate allowance level.

Nonperforming and potential problem loans are defined and discussed under "--Nonperforming Loans and Assets" and "--Potential Problem Loans." Nonperforming loans decreased from $4.5 million at December 31, 1998 to $2.9 million at December 31, 1999. Many of these loans are specifically analyzed for purposes of determining the adequacy of the allowance for credit losses.

Estimating the risk and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Although management believes that the allowance for credit losses is adequate to cover losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual credit losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require BNC to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

                          Analysis of Allowance for Credit Losses (1)
                                             For the Years ended December 31,
                                       ---------------------------  --------  -------
                                        1999     1998      1997      1996      1995
                                       -------  --------  --------  --------  -------
                                                  (dollars in thousands)
Balance of allowance for credit
losses, beginning of period   ........ $ 2,854  $  2,919  $  1,545  $  1,048  $ 1,021
                                       -------  --------  --------  --------  -------
Charge-offs:
   Commercial and industrial..........   1,090     1,316     1,319       104      114
   Real estate mortgage...............      10        66        24        --       --
   Agricultural.......................      35        --        --        22      130
   Consumer...........................     137        73       107         6        4
   Lease financing....................      18        --       471       218       --
                                       -------  --------  --------  --------  -------
      Total charge-offs...............   1,290     1,455     1,921       350      248
                                       -------  --------  --------  --------  -------
Recoveries:
   Commercial and industrial..........      86       151       744         5      116
   Real estate mortgage...............       1        26         9         6        3
   Agricultural.......................      --        --        --       146       84
   Consumer...........................      71        12        24        --        4
   Lease financing....................      12        --        --        --       --
                                       -------  --------  --------  --------  -------
      Total recoveries................     170       189       777       157      207
                                       -------  --------  --------  --------  -------
Net charge-offs.......................  (1,120)   (1,266)   (1,144)     (193)     (41)
Provision for credit losses charged
   to operations......................   1,138     1,201     2,518       690      168
Allowance attributable to FMB sale....      --        --        --        --     (100)
                                       -------  --------  --------  --------  -------
Balance of allowance for credit
   losses, end of period.............. $ 2,872  $  2,854  $  2,919  $  1,545  $ 1,048
                                       =======  ========  ========  ========  =======
Ratio of net charge-offs to average
   loans..............................  (.45%)    (.54%)    (.53%)    (.11%)   (.03%)
                                       =======  ========  ========  ========  =======
Average gross loans outstanding
   during the period..................$250,158 $234,342  $214,053  $169,264  $117,773
                                       ======= ========  ========  ========   =======
Ratio of allowance for credit losses
   to total loans.....................   1.10%     1.15%     1.33%      .78%     .87%
                                       =======  ========  ========  ========  =======
Ratio of allowance for credit losses
   to nonperforming loans............. 273.00%   119.00%   195.00%   540.00%  218.00%
                                       =======  ========  ========  ========  =======

----------------------
(1) From continuing operations for all periods presented.

Included in the data above relating exclusively to a former officer are special provisions of $454,000 and $1.9 million, charge-offs of approximately $639,000 and $1.8 million and recoveries of approximately $153,000 and $690,000 for the years ended December 31, 1998 and 1997, respectively. The recoveries primarily represent payments from the Company's fidelity bond carrier. See Note 17 to the Consolidated Financial Statements included under Item 8 for further discussion related to proceedings against the loan officer.

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

                                                         Allocation of the Allowance for Loan Losses (1)
                                                                          December 31,
                  ------------------------------------------------------------------------------------------------------------------
                             1999                   1998                     1997                  1996                 1995
                  ------------------------ ---------------------- ---------------------- ---------------------- --------------------
                             Loans in                  Loans in               Loans in                Loans in             Loans
                            category as              category as            category as             category as          catagory as
                   Amount   a percentage    Amount   a percentage  Amount   a percentage   Amount  a percentage Amount  a percentage
                     of      of total         of     of total       of        of total       of      of total      of     of total
                 allowance gross loans    allowance gross loans  allowance gross loans   allowance gross loans allowance gross loans
                 --------- -------------- --------- ------------ --------- ------------- --------- ------------ -------- -----------
                                                                   (dollars in thousands)
Commercial and
    industrial.. $   1,356            43% $     931          44% $     931           44% $     672          45% $    355         31%
 Real estate
    mortgage....       712            35%       667          31%       441           26%       306          24%      213         30%
 Real estate
    construction       151             6%       129           8%       311            8%        57           4%       41          5%
 Agricultural...       220             6%       252           8%       139           10%       176          11%      318         15%
 Consumer.......       138             6%       217           6%       174            8%        97           9%       58          8%
 Leasing........        88             4%       133           3%       136            4%        63           7%       41          4%
 Unallocated....       207             0%       301           0%       787            0%       174           0%       22          7%
                 --------- -------------- --------- ------------ --------- ------------- --------- ------------ -------- -----------
 Total.......... $   2,872           100% $   2,854         100%  $  2,919          100% $   1,545         100% $  1,048        100%
                 ========= ============== ========= ============ ========= ============= ========= ============ ======== ===========

---------------------
(1) From continuing operations for all periods presented.

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

The following table sets forth, for the periods indicated, the distribution of BNC's average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations--Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                             Average Deposits and Deposit Costs (1)

                                            For the Years Ended December 31,
                        ---------------------------------------------------------------------------
                                 1999                     1998                    1997
                        ------------------------ ----------------------- --------------------------
                                Percent  Wgtd.           Percent  Wgtd.            Percent   Wgtd.
                        Average   of      avg.   Average   of      avg.    Average    of      avg.
                        balance deposits  rate   balance deposits  rate    balance  deposits  rate
                        ------- -------- ------- ------- -------- ------  -------- --------- -------
                                                 (dollars in thousands)
Interest-bearing
    demand deposits....$ 91,671   31.22%   3.96%$ 63,115   23.90%  3.37%  $ 50,582    20.36%   3.12%
 Savings deposits......   6,294    2.14%   2.05%   8,717    3.30%  2.26%     8,904     3.58%   2.31%
 Time deposits (CDs):
 CDs under $100,000.... 125,470   42.72%   5.16% 130,759   49.50%  5.61%   127,092    51.14%   5.59%
 CDs $100,000 and over.  43,140   14.69%   5.35%  36,704   13.90%  5.86%    41,581    16.73%   5.74%
                        ------- --------         -------- -------         --------  --------
 Total time deposits... 168,610   57.41%   5.20% 167,463   63.40%  5.66%   168,673    67.87%   5.63%
                        ------- --------         -------- -------         -------- ---------
 Total
    interest-bearing
    deposits........... 266,575   90.77%   4.70% 239,295   90.60%  4.93%   228,159   91.81%    4.94%
 Noninterest-bearing
 demand deposits.......  27,094    9.23%     --   24,827    9.40%    --     20,357    8.19%      --
                        ------- --------         -------- -------         -------- -------
 Total deposits........ 293,669   100.0%   4.27%$264,122   100.0%  4.47%  $248,516   100.0%    4.54%
                        ======= ========         ======== =======         ======== =======

------------------------
(1) From continuing operations for all periods presented.

In recent years, earning asset growth has outpaced core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "--Borrowed Funds." This trend has been common in the banking industry because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers. As of December 31, 1999, BNC held a total of $13.4 million of brokered certificates of deposit. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. BNC--North Dakota and BNC--Minnesota were both well capitalized at December 31, 1999. See Note 11 to the Consolidated Financial Statements included under Item 8 for a summary of capital status of the Banks.

Time deposits in denominations of $100,000 and more totaled $46.8 million at December 31, 1999 as compared to $39.2 and $36.3 million at December 31, 1998 and 1997, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 1999:

                             Time Deposits of $100,000 and Over
                                       (in thousands)
                    Maturing in:
                    3 months or less................... $  22,368
                    Over 3 months through 6 months.....    12,710
                    Over 6 months through 12 months....     9,844
                    Over 12 months.....................     1,857
                                                        ----------
                       Total........................... $  46,779
                                                        ==========

Borrowed Funds. BNC uses short-term borrowings to support its asset base. These borrowings include federal funds purchased and U.S. Treasury tax and loan note option accounts, securities sold under agreements to repurchase and FHLB borrowings. At December 31, 1999, short-term borrowings were $88.7 million, or 20 percent of total liabilities, as compared to $49.3 million, or 13 percent of total liabilities, at December 31, 1998 and $46.5 million, or 14 percent of total liabilities, at December 31, 1997. See Note 9 to the Consolidated Financial Statements included under Item 8 for a listing of borrowings outstanding at December 31, 1999 and 1998, including interest rates and terms.

The following table provides a summary of the Company's short-term borrowings and related cost information as of, or for the periods ended, December 31:

                                   Short-Term Borrowings (1)

                                                           1999      1998       1997
                                                         --------  --------   --------
                                                           (dollars in thousands)
  Short-term borrowings outstanding at period end......  $ 88,700   $ 49,290  $ 46,503
  Weighted average interest rate at period end.........     5.74%      4.99%     5.77%
  Maximum month-end balance during the period..........  $ 94,300   $ 58,416  $ 46,503
  Average borrowings outstanding for the period........  $ 61,993   $ 49,576  $ 22,730
  Weighted average interest rate for the period........     5.33%      5.44%     5.69%

---------------------
(1)  From continuing operations for all periods presented.

As of December 31, 1999, the Company's only outstanding long-term debt was its Subordinated Notes totaling $14.5 million. See Notes 1 and 9 to the Consolidated Financial Statements included under Item 8 for more details. During February 2000 the Company retired $814,000 of the Subordinated Notes. See Note 22 to the Consolidated Financial Statements included under Item 8 for a summary of this transaction.

The Company's decreased usage of long-term borrowings at December 31, 1999 is attributable to the sale of BNC Financial. BNC Financial's asset-based loan portfolio was funded primarily with long-term debt.

Capital Resources and Expenditures. BNC's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Note 11 to the Consolidated Financial Statements included under Item 8 includes a summary of the risk-based and leverage capital ratios of BNC and its subsidiary banks as of

December 31, 1999 and 1998. As of each of those dates, BNCCORP and the Banks exceeded capital adequacy requirements and the Banks were considered "well capitalized" under prompt corrective action provisions.

The Company is currently in the process of constructing an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building is estimated at between $4.0 and $4.5 million and has been funded through cash generated from operations. Capital expenditures for Fargo were approximately $3.6 million during 1999. There were no other major capital expenditures made during 1999 or 1998.

Liquidity, Market and Credit Risk

The Company's business activities generate, in addition to other risks, significant liquidity, market and credit risks. Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk. See Item 7a, "Quantitative and Qualitative Disclosures about Market Risk." Credit risk is the possibility of loss from the failure of a customer to perform according to the terms of a contract. BNC is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

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

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 8 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, BNC utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Banks are both members of the FHLB, which affords them the opportunity to borrow funds in terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the Banks' mortgage loans and various investment securities. See "--Investment Securities" and Notes 4 and 9 to the Consolidated Financial Statements included under Item 8. The Company has also obtained funding through long-term borrowings and the issuance of its Subordinated Notes. See "--Borrowed Funds" and Note 9 to the Consolidated Financial Statements included under Item 8.

The following table sets forth, for the periods indicated, a summary of the Company's major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8:

                              Major Sources and Uses of Funds (1)

                                                   For the Years Ended December 31,
                                                   ----------------------------------
                                                       1999      1998        1997
                                                   ----------  ----------  ----------
                                                            (in thousands)
 Proceeds from sales and maturities of
   investment secuirities.......................   $ 127,403   $   89,926  $   39,335
 Net increase in deposits.......................      40,212       21,675      23,054
 Increase in short-term borrowings..............      39,410        2,787      35,066
 Net increase (decrease) in long-term borrowings     (14,520)       8,750      11,151
 Purchases of  investment securities............    (185,958)     (91,981)    (74,121)
 Net increase in loans..........................     (16,160)     (37,131)    (34,124)

----------------------
(1) From continuing operations for all periods presented.

BNC's liquidity is measured by its ability to raise cash when it needs it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customer's demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit through national deposit networks. BNC's management measures its liquidity position on a monthly basis. Key factors that determine the Company's liquidity are the reliability or stability of its deposit base, the pledged/nonpledged status of its investments and potential loan demand. BNC's liquidity management system divides the balance sheet into liquid assets, and short-term liabilities that are assumed to be vulnerable to non-replacement under abnormally stringent conditions. The excess of liquid assets over short-term liabilities is measured over a 30-day planning horizon. Assumptions for short-term liabilities vulnerable to non-replacement under abnormally stringent conditions are based on a historical analysis of the month-to-month percentage changes in deposits. The excess of liquid assets over short-term liabilities and other key factors such as expected loan demand as well as access to other sources of liquidity such as lines with the FHLB, federal funds, and those other supplemental sources listed above are tied together to provide a measure of the Company's liquidity. Management has a targeted range and manages its operations such that these targets can be achieved. Management believes that its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event.

The Company's asset/liability committee implemented a liquidity plan for the period spanning the Year 2000 date change. The Company did not experience any liquidity-related problems as a result of the Year 2000 date change.

Year 2000 Issue

The Company implemented a Year 2000 program which included the following phases: awareness, assessment, renovation, testing / validation and implementation (the "Y2K Program"). The Y2K Program applied to all IT and non-IT systems, as well as any providers who service and maintain these systems.

The Company managed the Y2K Program with available staff (other than a few isolated instances where consultants were engaged for a specific activity). Therefore, the Company did not incur additional salary and benefits expenses related to the development and implementation of the Y2K Program.

The Company invested approximately $156,000 in hardware and software (primarily for the Y2K lab and some non-compliant computers and software which were replaced). Other Y2K Program costs incurred were approximately $48,000 and included costs for items such as materials, supplies, postage and rental of a generator. Management's initial projection for Y2K Program expenses was $200,000 to $400,000. All costs associated with the Y2K Program have been funded through cash generated from operations.

While the Company has remained in close communication with customers, vendors and other intermediaries, it has had no control over the remediation efforts of these third parties with whom it has material business relationships and the failure of certain of these parties to successfully remediate their Year 2000 issues could potentially have a material adverse affect on the Company. The Company received initial assurances from certain of these third parties that their ability to perform their obligations to the Company were not expected to be materially adversely affected by the Year 2000 problem. The Company also tested, to the extent possible, systems, software and interfaces through which business transactions with such third parties are effected. Management is not aware of any materially adverse circumstances related to the Year 2000 remediation efforts of third parties with whom the Company has material business relationships.

The Company completed a contingency plan to handle its most reasonably likely worst case Y2K scenarios. It did not become necessary to implement any portion of the contingency plan in response to Y2K-related events.

All forecasts, estimates and other statements relating to the Year 2000 readiness of the Company and its customers and business partners have been based on information and assumptions about future events. Such "forward looking statements" are subject to various known and unknown risks and uncertainties that could cause actual events to differ from such statements. These uncertainties included, but are not limited to, the understanding of the Company that its core application and other systems are and will continue to be Year 2000 compliant, the ability to identify, repair or replace mission critical non-IT equipment in a timely fashion, the ability of certain third parties to ensure their systems are Year 2000 compliant and the ability of the Company to test interfaces with certain of these third parties, the performance of telecommunications, data transmission and utilities providers, the failure or impairment of certain third parties with which the Company transacts business, systemic occurrences in the banking industry which could impact the Company's liquidity and undiscovered problems in the Company's Year 2000 testing plans and processes. While the Company has exercised due diligence in the development of its Year 2000 plans and has taken appropriate actions based on the best available information, there can be no assurance that events and circumstances will transpire as expected and, as a result, the potential of a material adverse impact on the Company cannot be completely eliminated.

Forward Looking Statements

Statements  included  in  Item  7,  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates; risks of unanticipated and still unidentified consequences related to the impact of the Year 2000 Issue on the Company or its customers and business partners; risks associated with the Company's acquisition strategy; and other risks which are difficult to predict and many of which are beyond the control of the Company.

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

Recent Accounting Pronouncements

Note 1 to the Consolidated Financial Statements included under Item 8 includes discussions of recent accounting pronouncements applicable to the activities and financial reporting of BNC.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk.

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

Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining the Company's interest rate risk position within policy guidelines. Using off-balance-sheet instruments, principally interest rate floors and caps, the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See "--Loan Portfolio-Interest Rate Floors" and Notes 1 and 13 to the Consolidated Financial Statements included under Item 7 for a summary of the Company's accounting policies pertaining to such instruments.

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

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled Asset/Liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 8.75 percent to 9.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the 12-month horizon that covers the calendar year of 2000 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's 2000 budget. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate with an 8.50 percent strike.


                               Net Interest Income Simulation
                                   (amounts in thousands)
Movement in interest rates      -300bp   -200bp   -100bp   Unchanged  +100bp  +200bp  +300bp
                               -------  -------  -------   --------- ------- ------- -------
Projected 12-month net
   interest income............ $16,494  $16,305  $16,123   $  15,943 $15,582 $15,535 $14,905

Dollar change from rates
   unchanged scenario.........     551      362      180           -    (361)   (708) (1,038)
Percentage change from rates
   unchanged scenario.........   3.46%    2.27%    1.13%       0.00%   -2.26%  -4.44%  -6.51%

Benefit/(cost) from $25MM
   floor (1)..................     188       57     (87)       (224)    (224)   (224)   (224)

Total net interest income
   impact with floor..........  16,682   16,362  16,036      15,719   15,358  15,011  14,681
Dollar change from flat w/
   floor......................     963      643     317           -     (361)   (708) (1,038)
Percentage change from
   unchanged w/floor..........    6.13%    4.09%   2.02%       0.00%   -2.30%  -4.50%  -6.60%

Benefit from amortization of
   deferred gain on
   sale of interest rate
   swaps (2)..................      53       53      53           53      53       53      53

Total net interest income
   impact w/floor & swap
   gain....................... $16,735  $16,415  $16,089    $  15,772  $15,441 $15,064 $14,734
Dollar change from flat
   w/floor & swap............. $   963  $   643  $   317            -  $  (361)$  (708)$(1,038)
Percentage change from flat
   w/floor & swap.............   6.11%    4.08%    2.01%        0.00%   -2.29%   -4.49%  -6.58%

POLICY LIMITS.................  -9.00%   -6.00%   -3.00%        0.00%    3.00%    6.00%   9.00%


(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 or (4.48% per million). The premium is being amortized on a straight-line basis over the 5-year term of the option. See "-Loan Portfolio-Interest Rate Floors" and Note 1 and 13 to the Consolidated Financial Statements included under Item 7 for further information on accounting policies related to derivative financial investments.

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

Static gap analysis is another tool which may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth the Company's rate sensitivity position as of December 31, 1999. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                             Interest Sensitivity Gap Analysis

                                          Estimated maturity or repricing at December 31,
                                                                1999
                                         ---------------------------------------------------
                                           0-3        4-12      1-5       Over
                                          months     months    years    5 Years     Total
                                         ---------  --------- --------- --------- ----------
                                                       (dollars in thousands)
 Interest-earning assets:
    Cash equivalents.................... $  5,565   $     -- $      --   $    --  $   5,565
    Federal Funds sold..................    3,500         --        --        --      3,500
    Investment securities (1)...........      289      1,119     3,886   145,698    150,992
    Fixed rate loans (2)................    5,989      9,596    49,367    30,961     95,913
    Floating rate loans (2).............  147,138      8,868     9,962       389    166,357
                                         ---------  --------- --------- --------- ----------
       Total interest-earning assets.... $162,481   $ 19,583  $ 63,215  $177,048  $ 422,327
                                         =========  ========= ========= ========= ==========
 Interest-bearing liabilities:
    NOW and money market accounts....... $122,288   $     --  $     --  $     --  $ 122,288
    Savings.............................    5,166         --        --        --      5,166
    Time deposits under $100,000........   40,257     65,323    14,389       711    120,680
    Time deposits $100,000 and over.....   22,368     22,554     1,631       226     46,779
    Borrowings..........................   88,700         --    14,470        --    103,170
                                         ---------  --------- --------- --------- ----------
       Total interest-bearing
          liabilities................... $278,779   $ 87,877  $ 30,490  $    937  $ 398,083
                                         =========  ========= ========= ========= ==========
 Interest rate gap...................... $(116,298) $(68,294) $ 32,725  $176,111  $  24,244
                                         =========  ========= ========= ========= ==========
 Cumulative interest rate gap at
    December 31, 1999................... $(116,298) $(184,592)$(151,867)$ 24,244
                                         =========  ========= ========= =========
 Cumulative interest rate gap to
    total assets........................   (25.45)%  (40.40)%  (33.24)%     5.31%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of December 31, 1999 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                                        Page

Report of Independent Public Accountants................................   41

Consolidated Balance Sheets as of December 31, 1999 and 1998............   42

Consolidated Statements of Income for the years ended December 31, 1999,
   1998 and 1997........................................................   43

Consolidated Statements of Comprehensive Income (Loss) for the years ended
   December 31, 1999, 1998 and 1997.....................................   44

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1999, 1998 and 1997.....................................   45

Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997..................................................   46

Notes to Consolidated Financial Statements..............................   47

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of BNCCORP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.
                                              ARTHUR ANDERSEN LLP


Minneapolis,  Minnesota,
   February  8, 2000

                        BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               As of December 31
                (In thousands, except share and per share data)

                          ASSETS                               1999       1998
                                                            ----------  --------
CASH AND DUE FROM BANKS.................................... $   12,816 $  7,475
INTEREST-BEARING DEPOSITS WITH BANKS.......................      5,565    2,809
FEDERAL FUNDS SOLD.........................................      3,500       --
INVESTMENT SECURITIES AVAILABLE FOR SALE...................    150,992   96,601
LOANS AND LEASES, net of unearned income...................    262,051  247,181
ALLOWANCE FOR CREDIT LOSSES................................     (2,872)  (2,854)
                                                             ---------- --------
   Net loans and leases....................................    259,179  244,327
PREMISES, LEASEHOLD IMPROVEMENTS AND
   EQUIPMENT, net..........................................     12,006    8,786
INTEREST RECEIVABLE........................................      2,613    2,356
OTHER ASSETS...............................................      6,945    5,929
DEFERRED CHARGES AND INTANGIBLE ASSETS, net................      3,261    3,957
ASSETS OF DISCONTINUED OPERATION...........................         --   24,092
                                                             --------- ---------
                                                            $  456,877 $396,332
                                                             ========= =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Noninterest-bearing..................................... $   29,798 $ 28,475
   Interest-bearing --
      Savings, NOW and money market........................    127,454   89,887
      Time deposits $100,000 and over......................     46,779   39,162
      Other time deposits..................................    120,680  126,975
                                                            ---------- ---------
   Total deposits..........................................    324,711  284,499
NOTES PAYABLE..............................................    103,170   58,485
OTHER LIABILITIES..........................................      5,847    6,362
 LIABILITIES OF DISCONTINUED OPERATION.....................         --   21,731
                                                            ---------- ---------
         Total liabilities.................................    433,728  371,077
                                                            ---------- ---------
COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized; no shares issued or outstanding..........         --       --
   Common stock, $.01 par value, 10,000,000 shares
      authorized; 2,399,980 and 2,390,184 shares issued and
      outstanding (excluding 42,880 shares held in treasury)
      in 1999 and 1998, respectively.......................         24       24
  Capital surplus..........................................     13,976   13,951
   Retained earnings.......................................     11,893   11,651
   Treasury stock (42,880 shares)..........................       (513)    (513)
   Accumulated other comprehensive income (loss),
      net of income tax effects............................     (2,231)     142
                                                            ---------- ---------
         Total stockholders' equity........................     23,149   25,255
                                                            ---------- ---------
                                                            $  456,877 $ 396,332
                                                            ========== =========
    The accompanying notes are an integral part of these consolidated balance sheets.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                      1999      1998      1997
                                                    --------  --------  --------
INTEREST INCOME:
   Interest and fees on loans...................... $ 22,083  $ 22,148  $ 20,697
   Interest and dividends on investment securities--
   Taxable.........................................    6,090     4,977     3,714
   Tax-exempt......................................      386        95        71
   Dividends.......................................      263       304       446
   Other...........................................      109       277       304
                                                    --------  --------  --------
         Total interest income.....................   28,931    27,801    25,232
                                                    --------  --------  --------
INTEREST EXPENSE:
   Interest on deposits............................   12,537    11,809    11,282
   Interest on short-term borrowings...............    3,303     2,694     1,294
   Interest on long-term borrowings................      734       649       556
                                                    --------  --------  --------
         Total interest expense....................   16,574    15,152    13,132
                                                    --------  --------  --------
         Net interest income.......................   12,357    12,649    12,100
PROVISION FOR CREDIT LOSSES........................    1,138     1,201     2,518
                                                    --------  --------  --------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES...................................   11,219    11,448     9,582
                                                    --------  --------  --------
NONINTEREST INCOME:
   Insurance commissions...........................    2,045     1,769     1,694
   Fees on loans...................................    1,435     1,376       884
   Brokerage income................................      797        53        46
   Service charges.................................      536       566       471
   Net gain on sales of securities.................      198       130         8
   Rental income...................................      121        43        56
   Other...........................................      936       906       769
                                                    --------  --------  --------
         Total noninterest income..................    6,068     4,843     3,928
                                                    --------  --------  --------
NONINTEREST EXPENSE:
   Salaries and employee benefits..................    8,854     7,463     6,184
   Write-down of other real estate owned and
      repossessed assets...........................    2,271         2        --
   Depreciation and amortization...................    1,586     1,498     1,310
   Occupancy.......................................    1,248       988       948
   Professional services...........................    1,214       766       552
   Office supplies, telephone and postage..........      941       749       647
   Marketing and promotion.........................      621       455       363
   FDIC and other assessments......................      191       184       171
   Other...........................................    1,289     1,274     1,081
                                                    --------  --------  --------
         Total noninterest expense.................   18,215    13,379    11,256
                                                    --------  --------  --------
Income (loss) before income taxes..................     (928)    2,912     2,254
Income taxes.......................................     (399)    1,030       955
                                                    --------  --------  --------
Income (loss) from continuing operations...........     (529)    1,882     1,299

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                      1999      1998      1997
                                                    --------  --------  --------
Discontinued Operation:
   Income from operations of discontinued
      asset-based lending subsidiary (less
      applicable income taxes of $292, $263 and
      $89 for the years ended December 31, 1999,
      1998 and 1997, respectively).................      429       385       127
   Gain on disposal of asset-based lending
      subsidiary, including operating income
      of $50 during phase-out period
      (less applicable income taxes of $268).......      438        --        --
                                                    --------  --------  --------
Income before cumulative effect of change in
   accounting principle............................      338     2,267     1,426
Cumulative effect of change in accounting
   principle, net of income tax effects............      (96)       --        --
                                                    --------  --------  --------
NET INCOME......................................... $    242  $  2,267  $  1,426
                                                    ========  ========  ========

BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations........... $  (0.22) $   0.79  $   0.54
Income from operations of discontinued asset-based
   lending subsidiary (less applicable income
   taxes)..........................................     0.18      0.16      0.05
Gain on disposal of asset-based lending subsidiary
   (less applicable income taxes)..................     0.18        --        --
Cumulative effect of change in accounting
   principle, net of income tax effects............    (0.04)       --        --
                                                    --------  --------  --------
Earnings per share, basic.......................... $   0.10  $   0.95  $   0.59
                                                    ========  ========  ========

DILUTED EARNINGS PER COMMON SHARE:

Income (loss) from continuing operations........... $  (0.22) $   0.75  $   0.54
Income from operations of discontinued asset-based
   lending subsidiary (less applicable
   income taxes) ..................................     0.18      0.16      0.05
Gain on disposal of asset-based lending subsidiary
   (less applicable income taxes)..................     0.18        --        --
Cumulative effect of change in accounting
   principle, net of income tax effects............    (0.04)       --        --
                                                    --------   --------  -------
Earnings per share, diluted........................ $   0.10   $  0.91   $  0.59
                                                    =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                         For the Years Ended December 31
                                 (In thousands)

                                                 1999       1998       1997
                                              ---------  ---------  ---------
NET INCOME............................        $     242  $   2,267  $   1,426
OTHER COMPREHENSIVE INCOME --
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
      arising during the period, net of
      income tax effects..............           (2,373)       (28)       127
      Less: reclassification adjustment
      for gains included in net income,
      net of income tax effects.......             (121)       (79)        (5)
                                              ---------  ---------  ---------
OTHER COMPREHENSIVE INCOME (LOSS).....           (2,494)      (107)       122
                                              ---------  ---------  ---------
COMPREHENSIVE INCOME (LOSS)...........        $  (2,252) $   2,160  $   1,548
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


                               BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity
                             (In thousands, except share data)

                                                                                      Accumulated
                                                                                         Other
                                    Common Stock      Capital   Retained   Treasury  Comprehensive
                                  Shares     Amount   Surplus   Earnings     Stock    Income (Loss)   Total
                                 ------------------  ---------  ---------  --------- --------------  --------
BALANCE, December 31, 1996...    2,427,506  $    24  $  13,786  $   7,985  $   (216) $          43   $ 21,595
   Net income................           --       --         --      1,426        --             --      1,426
   Other comprehensive income-
    Change in unrealized
    holding gain on
    securities available for
    sale, net of income tax
    effects..................           --       --         --         --        --            127        127
                                 ---------  -------  ---------  ---------  --------- --------------  --------
BALANCE, December 31, 1997...    2,427,506       24     13,786      9,384      (216)           170     23,148
   Net income................           --       --         --      2,267        --             --      2,267
   Other comprehensive income-
    Change in unrealized
    holding gain on
    securities available for
    sale, net of income tax
    effects..................           --       --         --         --        --            (28)       (28)
Other........................        5,558       --        165         --        --             --        165
Purchase of treasury stock...           --       --         --         --      (297)            --       (297)
                                ----------  -------  ---------  ---------  --------- --------------  ---------
BALANCE, December 31, 1998...    2,433,064       24     13,951     11,651      (513)           142     25,255
   Net Income................           --       --         --        242        --             --        242
   Other comprehensive income-
    Change in unrealized
    holding gain on
    securities available for
    sale, net of income tax
    effects..................           --       --         --         --        --         (2,373)    (2,373)
Other........................        9,796       --         25         --        --             --         25
                                ----------  -------  ---------  ---------  --------- --------------  ---------
BALANCE, December 31, 1999...    2,442,860  $    24  $  13,976  $  11,893  $   (513) $      (2,231)  $ 23,149
                                ==========  =======  =========  =========  ========= ==============  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)

                                                              1999       1998       1997

                                                           ---------  ---------- ----------
OPERATING ACTIVITIES:
   Net income..............................................$     242  $   2,267  $   1,426
   Adjustments to reconcile net income to net cash provided
      by operating activities --
      Provision for credit losses............................  1,138      1,290      2,619
      Depreciation and amortization..........................  1,045        901        718
      Amortization of intangible assets......................    541        606        599
      Net premium amortization (discount accretion) on           612        172       (131)
         investment securities...............................
      Proceeds from loans recovered..........................    170        189        777
      Write down of other real estate owned and repossessed    2,271          2         --
         assets..............................................
      Change in interest receivable and other assets, net....   (796)    (3,049)    (1,998)
      Gain on disposal of asset-based lending subsidiary.....   (438)        --         --
      (Gain) loss on sale of bank premises and equipment.....     10        117         (2)
      Net realized gains on sales of investment securities...    198       (130)        (8)
      Deferred income taxes.................................. (2,503)      (190)      (367)
      Change in other liabilities, net.......................   (515)       (74)       654
      Originations of loans to be sold......................(117,299)   (47,412)   (58,305)
      Proceeds from sale of loans............................117,299     47,412     58,305
                                                             --------  --------- ----------
         Net cash provided by operating activities...........  1,975      2,101      4,287
                                                             --------  --------- ----------
INVESTING ACTIVITIES:
   Purchases of investment securities.......................(185,958)   (91,981)   (74,121)
   Proceeds from sales of investment securities.............. 39,732     58,855     27,198
   Proceeds from maturities of investment securities......... 87,671     31,071     12,137
   Net increase in loans.....................................(16,160)   (37,131)   (34,124)
   Additions to premises, leasehold improvements and
      equipment.............................................. (4,396)    (1,254)    (2,693)
   Proceeds from sale of premises and equipment..............    121         26         82
   Disposition of discontinued asset-based lending
      subsidiary............................................. 23,373         --         --
                                                             --------  --------- ----------
         Net cash used in investing activities...............(55,617)   (40,414)   (71,521)
                                                             --------  --------- ----------
FINANCING ACTIVITIES:
   Net increase in demand, savings, NOW and money market
      accounts............................................... 38,890     16,937     26,724
   Net increase (decrease) in time deposits..................  1,322      4,738     (3,670)
   Net increase in short-term borrowings..................... 39,410      2,787     35,066
   Repayments of long-term borrowings........................(29,520)   (13,492)   (23,293)
   Proceeds from long-term borrowings........................ 15,000     22,242     34,444
   Amortization of discount on subordinated notes............     92         84         46
   Amortization of deferred charges..........................     20         18         10
   Repurchase of stock.......................................     --       (297)        --
   Other, net................................................     25        165         --
                                                             --------  --------- ----------
         Net cash provided by financing activities........... 65,239     33,182     69,327
                                                             --------  --------- ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......... 11,597     (5,131)     2,093
CASH AND CASH EQUIVALENTS, beginning of year................. 10,284     15,415     13,322
                                                             --------  --------- ----------
CASH AND CASH EQUIVALENTS, end of year.......................$21,881   $ 10,284  $  15,415
                                                             ========  ========= ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.............................................$16,494   $ 14,091  $  13,689
                                                             ========  ========= ==========
   Income taxes paid.........................................$ 1,107   $  1,648  $   1,664
                                                             ========  ========= ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


1.  Summary of Significant Accounting Policies

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC-North Dakota") and BNC National Bank of Minnesota ("BNC-Minnesota" and, together with BNC-North Dakota, "the Banks"). Through these wholly-owned subsidiaries, which operate from seventeen locations in North Dakota and Minnesota, BNCCORP provides a broad range of banking and financial services to small and mid-size businesses and individuals. An additional wholly-owned subsidiary, Bismarck Properties, Inc., is inactive.

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively, the "Company") conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below. On December 31, 1999 the Company sold its asset-based lending subsidiary, BNC Financial Corporation, which is treated as a discontinued operation.

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

Discontinued Operation. The results of the discontinued operation and any gain or loss on disposal are reported separately from continuing operations. Prior period financial statements have been restated to give effect to the discontinued operation accounted for under this method.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of BNCCORP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents. For the purpose of presentation in the consolidated statements of cash flows, the Company considers amounts included in the consolidated balance sheet captions "cash and due from banks" and "interest-bearing deposits with banks" to be cash equivalents.

Investment Securities. Investment and mortgage-backed securities which the Company intends to hold for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors, as well as securities on which call options have been written, are classified as available for sale. Available-for-sale securities are measured at fair value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale, while included in comprehensive income (see "Comprehensive Income"), are excluded from earnings and reported as a separate component of stockholders' equity until realized. All securities were classified as available for sale as of December 31, 1999 and 1998. Investment and mortgage-backed securities which the Company intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost which are other than temporary could result in write-downs of the individual securities to their fair value. Such write-downs, should they occur, would be included in earnings as realized losses. There were no such write-downs during 1999, 1998 or 1997.

Securities purchased and sold for purposes of generating profits on short-term differences in market prices are classified as trading securities. Trading securities are stated at fair value and adjustments to fair value are reported in noninterest income. The Company held no securities for trading purposes as of December 31, 1999 or 1998.

Realized gains and losses on sales of investment securities are computed using the specific identification method at the time of sale and are recorded in noninterest income.

Loans and Leases. Loans are stated at their outstanding principal amount net of unearned income and an allowance for credit losses.

Loans are generally placed on a nonaccrual status for recognition of interest income when, in the opinion of management, uncertainty exists as to the ultimate collection of principal or interest. At the time a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the credit loss reserve. While a loan is classified as nonaccrual, collections are generally applied as a reduction to principal outstanding.

Allowance for Credit Losses. The Company maintains its allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures. The resultant three allowance components are as follows:

   Specific Allowance. This component is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

   Allocated Inherent Allowance. This component is based on loss factors assigned to the Company's credit exposures based on internal credit risk ratings. These loss factors are primarily based on management's judgment concerning the effect of the business cycle on the creditworthiness of the Company's borrowers as well as historical charge-off experience.

   Unallocated Inherent Allowance. The unallocated portion of the inherent loss allowance is based on factors that cannot be associated with a specific credit or loan risk rating categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentrations and changes in the character and size of the loan portfolio. The unallocated portion of the inherent loss allowance reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

Continuous credit monitoring processes and the quarterly analysis of specific and inherent loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to the Company's own experience.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above process.

Loan Origination Fees and Costs. Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan as a yield adjustment. Loan fees representing adjustments of yield are generally deferred and amortized into interest income over the term of the loan using the interest method. Loan commitment fees are generally deferred and amortized into noninterest income on a straight-line basis over the commitment period.

Mortgage Servicing and Transfers of Financial Assets. The Banks regularly sell loans to others on a non-recourse basis. Sold loans are not included in the accompanying balance sheets. The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 1999 and 1998, the Banks were servicing loans for the benefit of others with aggregate unpaid principal balances of $148.7 and $73.8 million, respectively. The vast majority of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks.

Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in noninterest expense as incurred.

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheet and are stated at the lower of carrying amount or fair value less cost to sell. When an asset is acquired, the excess of the recorded investment in the asset over fair value, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expenses. The Company's investment in such assets at December 31, 1999 and 1998 was $1.2 and $2.1 million, respectively.

Deferred Charges and Intangible Assets. Deferred charges and intangible assets includes premiums paid for deposits assumed, goodwill, debt related costs and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of ten years using the straight-line method. Goodwill represents the aggregate excess of the cost of subsidiaries acquired over the fair value of their net assets at dates of acquisition and is being amortized over its estimated useful life of 15 to 25 years using the straight-line method. Debt related costs represent legal, accounting and other fees and expenses associated with the issuance of such indebtedness. These costs are being amortized over the term of the notes using the effective interest rate method. The Company's intangible assets are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. See "Impairment of Long-Lived Assets."

Impairment of Long-Lived Assets. The Company periodically reviews long-lived assets including property and equipment, certain identifiable intangibles and goodwill for impairment. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 1999, 1998 or 1997.

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

Derivative Financial Instruments. As part of managing its interest rate risk, the Company may, from time to time, use derivative financial instruments such as interest rate swaps, floors and caps. Such instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet. The Company does not conduct trading activities or hold derivative financial instruments for speculative purposes.

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

Earnings Per Common Share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the applicable period. Diluted earnings per share is computed based on the amount of net income that would be available for each common share, assuming all dilutive potential common shares were issued. Such dilutive potential common shares include stock options and warrants (see Note 19).

Comprehensive Income (Loss). The Company presents a consolidated statement of comprehensive income (loss) detailing changes in the amounts of items which bypass the income statement and are reported with a balance in stockholders' equity.

Segment Disclosures. The Company has provided disclosure of financial and descriptive information about reportable operating segments in Note 20.

Other Recently Issued Accounting Standards. On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 did not require restatement of prior period financial statements. The impact of adoption of SOP 98-5 is presented in the consolidated financial statements as a cumulative effect of change in accounting principle.

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

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company plans to adopt SFAS 133 on January 1, 2001 and is currently in the process of developing applicable policy statements, effecting any necessary system changes and quantifying the impact of the adoption of SFAS 133 on its financial statements. Adoption of the accounting standard could increase volatility in earnings and other comprehensive income.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and its subsidiary banks are also subject to minimum regulatory capital requirements. At December 31, 1999, capital levels exceed minimum capital requirements (see Note 11).

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

2.  Acquisitions and Divestitures:

On December 31, 1999, the Company sold its asset-based lending subsidiary, BNC Financial Corporation ("BNC Financial"), to Associated Banc-Corp of Green Bay, Wisconsin. The Company received $5.3 million in cash for all of the issued and outstanding common stock of BNC Financial.

Operating results of BNC Financial for the nine months ended September 30, 1999 are shown separately in the accompanying consolidated statement of income. The gain on disposal of BNC Financial of $438,000 (pretax gain of $706,000, net of income tax effects of $268,000) included operating results for the subsidiary during the phase out period of October 1 through December 31, 1999 and other adjustments related to the winding down of BNC Financial's operations. The income statements for the years ended December 31, 1998 and 1997 have been restated to reflect the operating results of BNC Financial as discontinued.

Net interest income and noninterest income for BNC Financial for the years ended December 31, 1999, 1998 and 1997 were $1.6 million and $266,000, $1.1 million and $208,000, and $528,000 and $196,000, respectively. These amounts are not included in net interest income and noninterest income in the accompanying consolidated income statements.

The net assets and liabilities of BNC Financial at December 31, 1998 and 1997 have been separately classified in the accompanying consolidated balance sheets.

The following mergers and acquisitions were consummated during the three years ended December 31, 1999:

In January 1997, BNC-North Dakota acquired the stock of J.D. Meier Insurance Agency, Inc., Linton, North Dakota ("J.D. Meier") for $34,000. Three executive officers of the Company owned stock in J.D. Meier.

In August 1997, BNC-North Dakota purchased a management agreement between Preferred Investment Services, Inc., and Preferred Pension Investors I-87, an Illinois Partnership (the "Agreement") for $394,000. An executive officer/director of BNCCORP owned stock in Preferred Investment Services, Inc. Under the Agreement, BNC-North Dakota, through its trust and financial services division, provides administrative management services for pension assets. Goodwill of $394,000 resulting from the transaction is being amortized over 15 years.

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

3. Restrictions on Cash and Due From Banks:

BNCCORP's subsidiary banks are required to maintain reserve balances in cash with the Federal Reserve Bank. The amount of those reserve balances was $1.5 and $1.3 million as of December 31, 1999 and 1998, respectively.

4.  Debt and Equity Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 1999 or 1998. The carrying amount of securities and their approximate market values were as follows as of December 31 (in thousands):


                                                  Gross       Gross     Estimated
                                    Amortized   Unrealized  Unrealized    Market
                                      Cost        Gains       Losses      Value
                                    ----------  ----------  ----------- -----------
     Available-for-Sale Securities
                 1999
   U.S. government agency mortgage-
      backed securities...........  $  26,697     $     2    $   (404)   $  26,295
   U.S. government agencies             4,654          --        (186)       4,468
   securities.....................
   Collateralized mortgage             97,243          50      (2,255)      95,038
   obligations....................
   State and municipal bonds......     20,272          15        (739)      19,548
   Equity securities..............      5,643          --           --       5,643
                                    ----------  ----------  ----------- -----------
                                    $ 154,509     $    67   $  (3,584)   $ 150,992
                                    ==========  ==========  =========== ===========
     Available-for-Sale Securities
                 1998
   U.S. Treasury securities.......  $   5,098   $      11    $      --   $   5,109
   U.S. government agency mortgage-
      backed securities...........     51,194         329         (79)      51,444
   U.S. government agencies            13,096           5        (103)      12,998
   securities.....................
   Collateralized mortgage             19,602         127        (122)      19,607
   obligations....................
   State and municipal bonds......      3,355          72          (7)       3,420
   Equity securities..............      4,024          --          (1)       4,023
                                    ----------  ----------  ----------  ----------
                                    $  96,369   $     544   $    (312)   $  96,601
                                    ==========  ==========  ==========  ==========


The amortized cost and estimated fair market value of securities available for sale (other than equity securities) classified according to their contractual maturities at December 31, 1999, were as follows (in thousands):

                                     Available-for-Sale
                                         Securities
                                    ----------------------
                                    Estimated
                                    Amortized    Market
                                      Cost       Value
                                    ---------- -----------
Due in one year or less...........  $   1,413   $   1,409
Due after one year through five         3,920       3,886
years.............................
Due after five years through ten       20,707      20,452
years.............................
Due after ten years...............    122,826     119,602
                                    ---------- -----------
   Total..........................  $ 148,866  $  145,349
                                    ========== ===========

Securities carried at approximately $126.5 and $83.8 million at December 31, 1999 and 1998, respectively, were pledged as collateral for public deposits and borrowings, including borrowings with the Federal Home Loan Bank ("FHLB").

Sales proceeds and gross realized gains and losses on securities available for sale were as follows for the years ended December 31 (in thousands):

                                     1999          1998         1997
                                  -----------   -----------  -----------
        Sales proceeds........    $   39,732    $   58,855   $   27,198
        Gross realized gains..    $      239    $      164   $       40
        Gross realized losses.    $       41    $       34   $       32

Income taxes applicable to net gains and losses on securities available for sale were $75,000, $49,000 and $3,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                   1999         1998
                                 ----------  -----------
Commercial and industrial.....   $ 111,236   $  107,886
Real estate:
   Mortgage...................      91,906       76,692
   Construction...............      16,026       20,831
Agricultural..................      16,679       19,777
Consumer......................      13,232       14,345
Lease financing...............      11,307        7,422
Other.........................       1,884          416
                                 ----------  -----------
   Total......................     262,270      247,369
Less:
   Allowance for credit losses      (2,872)      (2,854)
   Unearned income............        (219)        (188)
                                 ----------  -----------
      Net loans and leases....   $ 259,179   $  244,327
                                 ==========  ===========

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

                                             1999         1998
                                            --------     -------
                  North Dakota............      46%         42%
                  Minnesota...............      43           49
                  Other...................      11            9
                                            ========     =======
                        Totals............     100%         100%
                                            ========     =======

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $91.9 and $76.7 million real estate mortgages as of December 31, 1999 and 1998, respectively, approximately $38.2 and $35.0 million, respectively, were loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans that are secured by real estate. Single- and multi-family residential mortgage loans totaling $9.6 million at December 31, 1999 and 1998 were pledged as collateral for FHLB borrowings. Commercial loans totaling $30.9 million at December 31, 1999 were pledged as collateral for borrowings, including FHLB borrowings.

The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 1999 are construction loans and real estate loans such as loans to non-residential and apartment building operators and lessors of real property. Loans within these categories are diversified across different types of contractors and operators, geographically dispersed and secured by many different types of real estate and other collateral.

Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance were as follows (in thousands):

                                        1999                      1998
                               ------------------------  -----------------------
                               Recorded     Valuation     Recorded     Valuation
                               Investment   Allowance    Investment    Allowance
                               -----------  -----------  ----------   ----------
Impaired loans --
   Valuation allowance
      required...............    $  5,255   $      911   $   8,639    $     960
   No valuation allowance
      required..................      742           --         624           --
                               ===========  ===========  ==========   ==========
      Total impaired loans...    $  5,997   $      911   $   9,263    $     960
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

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and approximate interest income recognized for such loans were as follows for the years ended December 31 (in thousands):

                                               1999       1998       1997
                                             ---------  ---------  ---------
    Average recorded investment in impaired
       loans..............................   $  8,977   $  9,542   $  7,308
                                             =========  =========  =========
    Interest income recognized on impaired
       loans..............................   $    914   $    992   $    747
                                             =========  =========  =========
    Average recorded investment in impaired
       loans as a percentage of average total
       loans..............................        3.6%       4.1%       3.4%
                                             =========  =========  =========

Nonaccrual and Restructured Loans. As of December 31, 1999 and 1998, the Company had $1.6 and $2.0 million, respectively, of nonaccrual loans and $16,000 and $44,000, respectively, of restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year-end had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                                  1999       1998       1997
                                                ---------  ---------  ---------
       Interest income that would have been
         recorded..............................  $   141    $   224   $    56
       Interest income recorded..............         29        175        26
                                                =========  =========  =========
       Effect on interest income.............    $   112    $    49   $    30
                                                =========  =========  =========

As of December 31, 1999, the Company had no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Allowance for Credit Losses. Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

                                               1999       1998       1997
                                             ---------  ---------  ---------
    Balance, beginning of year.............  $  2,854   $  2,919   $  1,545
       Provision for credit losses.........     1,138      1,201      2,518
       Loans charged off...................    (1,290)    (1,455)    (1,921)
       Loans recovered.....................       170        189        777
                                             =========  =========  =========
    Balance, end of year...................   $ 2,872   $  2,854   $  2,919
                                             =========  =========  =========

6. Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements and equipment consisted of the following at December 31 (in thousands):

                                                      1999           1998
                                                    ----------     ----------
   Land and improvements..........................  $   1,118      $     530
   Buildings and improvements.....................      7,732          5,046
   Leasehold improvements.........................        971            892
   Furniture, fixtures and equipment..............      6,759          5,896
                                                    ----------     ----------
      Total cost..................................     16,580         12,364
   Less accumulated depreciation and amortization.     (4,574)        (3,578)
                                                    ----------     ----------
      Net premises, leasehold improvements and
         equipment................................     12,006          8,786
                                                    ==========     ==========

Depreciation and amortization expense on premises, leasehold improvements and equipment charged to continuing operations totaled approximately $1.0 million, $887,000 and $706,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

7. Deferred Charges and Intangible Assets:

Deferred charges and intangible assets consisted of the following at December 31 (in thousands):

                                                       1999          1998
                                                    -----------   -----------
   Premiums paid for deposits assumed.............  $    4,022    $    4,022
   Goodwill.......................................       1,115         1,115
   Covenants not to compete.......................         480           480
   Debt related costs.............................         161           161
   Other miscellaneous intangibles................         112           472
                                                    -----------   -----------
      Total costs.................................       5,890         6,250
   Less accumulated amortization .................      (2,629)       (2,293)
                                                    -----------   -----------
      Net deferred charges and intangible assets..  $    3,261    $    3,957
                                                    ===========   ===========

Amortization expense charged to continuing operations was $541,000, $611,000 and $585,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

                                               1999        1998       1997
                                              --------   ---------   --------
   Continuing Operations--
     Current................................  $   726    $  1,136    $ 1,375
     Deferred income taxes from the following
        timing differences:
          Provision for credit losses.......      117         (80)      (550)
          Depreciation......................      (66)         46         40
          Write-downs of other real estate
           owned and repossessed assets.....     (829)         --         --
          Leases............................      (69)        (38)        18
          Other.............................     (278)        (34)        72
                                              --------   ---------   --------
                                              $  (399)   $  1,030    $   955
                                              ========   =========   ========

                                               1999        1998       1997
                                              --------   ---------   --------
   Discontinued Operation--
     Current................................  $   410    $    331    $   126
     Deferred income taxes from the following
        timing differences:
          Provision for credit losses.......       98         (36)       (42)
          Depreciation......................        4          --          2
          Other.............................       48         (32)         3
                                              --------   ---------   --------
                                              $   560    $    263    $    89
                                              ========   =========   ========

The provision (benefit) for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

                                             1999        1998       1997
                                            --------   ---------   --------
Tax at 34% statutory rate................   $  (316)   $    990    $   766
Increase (decrease) resulting from:
   State taxes (net of federal benefit)..        (1)         43        154
   Tax-exempt interest...................      (142)        (28)       (20)
   Other, net............................        60          25         55
                                            --------   ---------   --------
                                            $  (399)   $  1,030    $   955
                                            ========   =========   ========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                           1999       1998
                                                          --------   --------
   Deferred tax asset:
      Loans, primarily due to differences in accounting
         for credit losses..............................  $ 1,087    $ 1,165
      Unrealized loss on securities available for sale..    1,288         --
      Write-downs of other real estate owned and
   repossessed assets...................................      829         --
      Net operating loss carry forwards.................       18         18
      Other.............................................      420        294
                                                          --------   --------
            Deferred tax asset..........................    3,642      1,477
                                                          --------   --------
   Deferred tax liability:
      Unrealized gain on securities available for sale..       --         90
      Leases, primarily due to differences in accounting
         for leases.....................................      435        504
      Premises and equipment, primarily due to
         differences in original cost basis and
         depreciation...................................      469        535
       Other............................................       97        210
                                                          --------   --------
            Deferred tax liability......................    1,001      1,339
                                                          ========   ========
            Net deferred tax asset......................  $ 2,641    $   138
                                                          ========   ========

9. Notes Payable:

The Company's notes payable consist of the following as of December 31 (in thousands):

                                                                                         1999       1998
                                                                                       --------  ---------
BNCCORP:
 Notes payable to Firstar Bank Milwaukee, N.A. ("Firstar") including a term note for
   $3.0 million and a revolving line of credit up to $12.0 million, interest payable quarterly at either the prime rate or 90 day LIBOR rate plus 2.00% at BNCCORP's
   option (7.28% at December 31, 1998), secured by stock of subsidiary banks.......... $     --  $  14,520
 8 5/8% Subordinated  Notes, due May 31, 2004, interest payable monthly (plus unamortized discount of $530 and $621 at December 31, 1999 and 1998,
   respectively-effective rate 9.61%), unsecured (see below)..........................   14,470     14,379
                                                                                       --------  ---------
             Total BNCCORP............................................................   14,470     28,899
 Subsidiaries:
 Federal funds purchased and U. S. Treasury tax and loan note option accounts (1).....    1,700      6,030
 Floating  rate  advances  from  FHLB,  principal  due March 2000 and June 2000, interest  payable  monthly at 1-month  Libor minus .05%,  secured by mortgage loans, government agency mortgage-backed securities and government agency
   collateralized mortgage obligations (1)............................................   22,000         --
 Repurchase advances from FHLB,  renewable weekly,  interest payable at renewal, rates  ranging from 5.00% to 5.95% at December 31, 1999,  secured by mortgage loans, government agency mortgage-backed securities and government agency
   collateralized mortgage obligations (1)............................................   27,000     15,000
 Fixed rate advances from FHLB,  callable quarterly and annually,  principal due
   March and July 2000, April 2008 and October 2009, interest payable monthly at rates ranging from 5.06% to 5.64%, secured by mortgage loans, government agency mortgage-backed securities and government agency collateralized mortgage
   obligations (1)....................................................................   37,500     26,500
 Revolving line of credit up to the lesser of $10.0 million or 40% of the unpaid and outstanding  principal  amount of certain of BNC Financial's asset-based  loans, payable to Firstar,  interest payable quarterly at either the prime  rate or 90 day
  LIBOR  rate plus  2.00% at BNC  Financial's  option (7.28% at December 31,  1998),
  secured by certain  assets of BNC Financial.........................................       --      1,700
 Other (1)............................................................................      500      1,807
                                                                                       --------  ---------
             Subtotal.................................................................  103,170     79,936
 Less: Notes payable related to discontinued operation................................       --    (21,451)
                                                                                       --------  ---------
             Total.................................................................... $103,170  $  58,485
                                                                                       ========  =========

----------------
(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 1999 and 1998 was 5.74% and 4.99%, respectively.

In January 2000, the Company reduced its fixed rate FHLB borrowings by $16.5 million and increased its FHLB repurchase agreements by $43.5 million. Terms and rates on the new advances are comparable to those indicated above.

The Subordinated Notes, which qualify as Tier 2 capital up to a certain limit under the Federal Reserve Board's risk-based capital guidelines (76 percent at December 31, 1999), are considered unsecured general obligations of BNCCORP. They are redeemable, at the option of BNCCORP, at par plus accrued interest to the date of redemption, beginning on May 31, 2000. Payment of principal of the Notes may be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of BNCCORP. An initial discount of $750,000 is being amortized to interest expense over the term of the Notes using the effective interest rate method.

The indenture pursuant to which the Subordinated Notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of December 31, 1999 and 1998.

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

In connection with its initial public offering in 1995, BNCCORP agreed to sell to the underwriters, for nominal consideration, a warrant to purchase 50,000 shares of common stock (the "Warrant"). The Warrant became exercisable at $12 per share in June 1996 and expires on July 18, 2000. No warrants were exercised as of December 31, 1999.

11.   Regulatory Capital:

BNCCORP and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatoryCand possibly additional discretionaryCactions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BNCCORP and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of BNCCORP and its banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and its banks to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1999, BNCCORP and its banks met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notifications from the Office of the Comptroller of the Currency categorized BNCCORP's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institutions' categories.

Actual capital amounts and ratios of BNCCORP and its subsidiary banks as of December 31 are also presented in the tables (dollar amounts in thousands):


                                                                            To be Well
                                                                         Capitalized Under
                                                        For Capital      Prompt Corrective
                                       Actual        Adequacy Purposes   Action Provisions
                                 -----------------  ------------------  --------------------
                                  Amount   Ratio     Amount    Ratio    Amount      Ratio
                                 --------- -------  --------- --------  --------  ----------
     As of December 31, 1999
Total Capital (to risk-weighted
   assets):
   Consolidated................  $ 36,050    11.6 % $ 24,855      8.0 %      N/A        N/A
   BNC-North Dakota............    25,595    10.9     18,715      8.0   $ 23,393       10.0 %
   BNC-Minnesota...............     9,987    12.3      6,497      8.0      8,121       10.0
Tier I Capital (to risk-weighted
   assets):
   Consolidated................    22,119     7.1     12,428      4.0        N/A        N/A
   BNC-North Dakota............    23,726    10.1      9,357      4.0     14,036        6.0
   BNC-Minnesota...............     8,984    11.1      3,248      4.0      4,872        6.0
Tier I Capital (to average
   assets):
   Consolidated................    22,119     4.8     18,428      4.0        N/A        N/A
   BNC-North Dakota............    23,726     6.8     13,874      4.0     17,343        5.0
   BNC-Minnesota...............     8,984     8.1      4,442      4.0      5,552        5.0
     As of December 31, 1998
Total Capital (to risk-weighted
   assets):
   Consolidated................  $ 34,680    11.0 % $ 25,216      8.0 %      N/A        N/A
   BNC-North Dakota............    21,900    10.3     17,091      8.0   $ 21,364       10.0 %
   BNC-Minnesota...............     7,433    10.3      5,778      8.0      7,223       10.0
Tier I Capital (to risk-weighted
   assets):
   Consolidated................    21,058     6.7     12,608      4.0        N/A        N/A
   BNC-North Dakota............    19,859     9.3      8,546      4.0     12,818        6.0
   BNC-Minnesota...............     6,621     9.2      2,889      4.0      4,334        6.0
Tier I Capital (to average
   assets):
   Consolidated................    21,058     5.5     15,278      4.0        N/A        N/A
   BNC-North Dakota............    19,859     6.5     12,242      4.0     15,303        5.0
   BNC-Minnesota...............     6,621     9.1      2,913      4.0      3,642        5.0



12.   Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                              1999                    1998
                                      ----------------------  ---------------------
                                      Carrying      Fair      Carrying     Fair
                                       Amount       Value      Amount      Value
                                      ----------  ----------  ---------- ----------
Assets:
   Cash, due from banks and federal
      funds sold....................  $  21,881   $  21,881   $  10,284  $  10,284
   Investment securities available
      for sale......................    150,992     150,992      96,601     96,601
   Loans and leases, net............    259,179     236,719     244,327    246,392
    Loans of discontinued operation,
       net..........................         --          --      23,456     20,398
                                      ----------  ----------  ---------  ----------
                                        432,052   $ 409,592     374,668  $ 373,675
                                                  ==========             ==========
   Other assets.....................     24,825                  21,028
    Other assets of discontinued
       operation....................         --                     636
                                      ==========              ==========
                                      $ 456,877               $ 396,332
                                      ==========              ==========
Liabilities:
   Deposits, noninterest-bearing....  $  29,798   $  29,798   $  28,475  $  28,475
   Deposits, interest-bearing.......    294,913     289,904     256,024    256,775
   Notes payable....................    103,170     100,926      58,485     69,567
    Notes payable of discontinued
    operation.......................         --          --      21,451     11,105
                                      ----------  ----------  ---------- ----------
                                        427,881   $ 420,628     364,435  $ 365,922
                                                  ==========             ==========
   Other liabilities................      5,847                   6,362
   Other liabilities of discontinued
      operation.....................         --                     280
   Stockholders/ equity.............     23,149                  25,255
                                      ==========              ==========
                                      $ 456,877               $ 396,332
                                      ==========              ==========

13.   Financial Instruments With Off-Balance-Sheet Risk:

In the normal course of business, the Company uses various off-balance sheet financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses. The contractual amount represents the Company's exposure to credit loss in the event of default by the borrower. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements related to such commitments.

Standby letters of credit are conditional commitments the Company issues to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Company's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates. Interest rate caps and floors are also used to minimize the impact of fluctuating interest rates on earnings. The credit risk related to interest rate contracts is that counterparties may be unable to meet the contractual terms of the agreements. This risk is estimated by calculating the present value of the cost to replace outstanding contracts in a gain position at current market rates, reported on a net basis by counterparties. The Company manages the credit risk of its interest rate contracts through bilateral collateral agreements, credit approvals, limits and monitoring procedures. Additionally, the Company reduces the assumed counterparty credit risk through master netting agreements that permit the Company to settle interest rate contracts with the same counterparty on a net basis.

The contractual or notional amounts of these financial instruments were as follows as of December 31 (in thousands):

                                                  1999         1998
                                                ----------   ----------
         Commitments to extend credit........   $  68,932    $  82,311
         Letters of credit...................       2,399        1,840
         Interest rate floors................      25,000       25,000

The $25.0 million prime based interest rate floor was purchased in September 1998. The contract is for a term of five years and is designated as a hedge of floating rate commercial loans. The strike rate on the floor is 8.50 percent. A $1.1 million premium paid upon acquisition of the contract is being amortized over the life of the contract. Market value of the contract, defined as the contract's current replacement value, was approximately $400,000 at December 31, 1999.

The Company entered into three interest rate swap agreements and closed out those agreements during 1997. The resulting gains of $430,000 have been amortized over the life of the contracts. At December 31, 1999 and 1998, deferred gains of $271,000 and $332,000, respectively, resulting from the sale of interest rate swap contracts during 1997 were included in the balance sheet and were being amortized as a reduction of interest expense over the original lives of the swap contracts.


14.   Related-Party Transactions:

The Company has entered into transactions with related parties including the insurance agency and management agreement purchases discussed in Note 2. In the opinion of management, such transactions have been fair and reasonable to the Company and have been entered into under terms and conditions substantially the same as those offered by the Company to unrelated parties.

In the normal course of business, loans are granted to executive officers, directors, principal stockholders and to associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $1.4 million and $969,000 at December 31, 1999 and 1998, respectively. During 1999, $630,000 of new loans were made and repayments totaled $245,000. Loans to these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

15. Write Downs of Other Real Estate Owned and Repossessed Assets:

The Company recorded write downs to estimated net realizability of other real estate owned and repossessed assets of $2.3 million and $2,000 for the years ended December 31, 1999 and 1998, respectively. The Company's investment in other real estate owned and repossessed assets of $1.2 million as of December 31, 1999 represents management's current estimate of net realizable value based upon current outstanding offers received by the Company.

16.   Benefit Plans:

BNCCORP has a 401(k) plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Eligible employees may elect to defer up to 15 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of 5 percent of compensation. The Company made matching contributions  of  $171,000,  $172,000,  and  $131,000  in 1999,  1998 and 1997,
respectively. Under the investment options available under the 401(k) plan, employees may elect to invest their salary deferrals in BNCCORP stock.

17.   Commitments and Contingencies:

Employment Agreements and Noncompete Convenants. The Company has entered into three-year employment agreements with its chief executive officer ("CEO"), president and chief operating officer ("COO") and the presidents of BNC-North Dakota's Fargo Branch and BNC-Minnesota (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements of the CEO and COO, if status as employees with BNCCORP is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of the Company, as defined in the agreements, then the CEO and COO will be paid a lump-sum amount equal to three times their current annual compensation. Under the agreement with the president of BNC-Minnesota, if status as an employee with the Company is terminated for any reason other than death, disability, cause, or if the president terminates his employment for good reason, except in the event of a change in control of the Company, then he will be paid a lump-sum amount equal to 1/12th of his current annual compensation multiplied by the number of partial or full months remaining in the employment agreement. If status as an employee with the Company is terminated following a change in control of the Company, then he will be paid a lump-sum amount equal to three times his current annual compensation.

In conjunction with the business combination with Lips & Lahr, the Company assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commissions received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term which runs through December 31, 2000. Additionally, the contracts provide for the payment of deferred compensation for a term of ten years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officer's book of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. Both of the Officers resigned and are now acting as consultants to BNC Insurance pursuant to consulting agreements. Under these agreements, the Officers' annual salaries are replaced with annual consulting fees and the Company remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

In the business combination with Lips & Lahr, BNC Insurance assumed two additional non-compete agreements with former officers of Lips & Lahr. Monthly payments under these agreements, which commenced in 1996, are scheduled to continue into 2006.

Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 1999, 1998 and 1997, was $467,000, $333,000 and $324,000,
respectively. Minimum annual base lease payments for operating leases with remaining terms of greater than one year are as follows:

                        2000...............   $ 512,000
                        2001...............     496,000
                        2002...............     488,000
                        2003...............     450,000
                        2004...............     367,000
                        Thereafter.........     418,000

Property and Equipment. The Company is in the process of constructing an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building is estimated at between $4.0 and $4.5 million and has been funded though available cash. The Company anticipates that excess office space in the new building will be rented out until such time as the Company's Fargo operations require use of the full building.

Legal Proceedings. In September 1998, BancInsure, BNC--North Dakota's insurer of employee fidelity, brought a declaratory judgment action in federal court against the bank and a former loan officer. The bank has filed proofs of loss with BancInsure claiming a loss in excess of $2.9 million resulting from the officer's unauthorized activities while she was a senior loan officer with the bank. The bank alleged that the officer's unauthorized activities consist of misrepresentation to management, conflicts of interest and breach of fiduciary duties to the bank in conjunction with her handling of her loan portfolio. BancInsure paid the bank the sum of $886,000 under a reservation of rights and in its lawsuit BancInsure requested that the court determine BancInsure's obligations to the bank under the fidelity insurance agreement it issued to the bank. BancInsure also requested that in the event the court determines that it is obligated to pay the bank under its insuring agreement, that a judgment of indemnity be entered for that amount against the officer. The bank filed a cross claim against the officer in the federal action for the losses sustained by the bank as a result of the officer's unauthorized activities. Prior state actions were dismissed and all claims will be litigated in federal court. The matter is set for trial February 28, 2000. The key issues to be determined at the trial are whether the bank should be required to refund any of the $886,000 received from BancInsure and/or whether BancInsure should be required to pay additional amounts to the bank under its insuring agreement. Management does not anticipate that the court will require the bank to refund any of the amount received from BancInsure and is uncertain as to how the court will rule on the issue of BancInsure's further obligations to the bank.

In April 1999, a complaint was filed in federal district court by a former customer of BNC--North Dakota (the "Plaintiff") against the bank, three of the bank's officers or employees, a second bank and two former customers of the bank (the "Customers"). The Plaintiff alleged violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), fraud and breach of fiduciary duty. The Plaintiff alleged that these violations occurred in the course of his purchase of two businesses from the Customers in 1995. The Plaintiff also alleged that the same senior loan officer referred to in the legal proceedings with BancInsure, with the assistance of the Customers and others, misrepresented the true financial state of the businesses to convince him to purchase these businesses and thereby keep the bank (and the Customers) from taking a significant financial loss. On September 22, 1999 the federal district judge dismissed the federal action based on failure to state a federal claim under the RICO statute. On September 28, 1999 the Plaintiff refiled the matter in state district court with essentially the same allegations and against the same parties. Motions to dismiss have been filed by all defendants and a hearing on these motions was heard on February 7, 2000. The court has taken the matter under advisement and the bank is awaiting a decision in the matter. Management considers this suit a frivolous action without merit and expects the state district court also to dismiss the action based on failure to state a claim under the RICO statute.

18.   Stock-Based Compensation:

BNCCORP's Stock Incentive Plan (the "Stock Plan") is intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The Stock Plan, which is administered by the compensation committee of the board of directors (the "Committee"), provides for an authorization of 250,000 shares of common stock for issuance thereunder. Under the Stock Plan, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plan provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 1999, 31,500 restricted shares were outstanding under the Stock Plan. 20,000 shares of restricted stock vest in 33 1/3 percent increments during 1998, 1999 and 2000. 5,000 shares vest 60 percent in 2002 and an additional 20 percent in each of 2003 and 2004. 5,500 shares vest in 10 percent increments from 1999 through 2008 and the remaining 1,000 shares vest 30 percent in each of 2000 and 2001 and an additional 40 percent in 2002. The Company records the compensation expense related to restricted stock over the applicable service period. A total of 186,700 options had been awarded under the Stock Plan as of December 31, 1999.

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998 and was also administered by the Committee. The Directors' Plan provided for 650 options to be issued to each nonemployee director of BNCCORP and its subsidiaries who was serving as a director immediately following each annual meeting of stockholders. The exercise price of stock options granted under the Directors' Plan was equal to the fair market value of a share of common stock on the date of grant. As of December 31, 1999, 4,550 options had been awarded under the Directors' Plan. The options are exercisable at a price of $17.75 per share and became fully vested on December 17, 1998. The Directors' Plan was terminated during 1999.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for both the Stock Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 1999, 1998 or 1997. For the restricted stock issued under the Stock Plan, compensation cost charged to operations was $70,000 and $146,000 in 1999 and 1998, respectively. There was no compensation cost related to restricted stock charged to operations during 1997. Had compensation cost been determined on the basis of fair value pursuant to Statement of Financial
Accounting Standards No. 123, net income and earnings per share ("EPS") would have been reduced as follows:

                                     1999            1998            1997
                                 -----------     ------------    -----------
Net Income:
   As Reported................    $ 242,000      $ 2,267,000     $1,426,000
   Pro Forma..................      139,000        2,118,000      1,412,000
Basic EPS:
   As Reported................         0.10             0.95           0.59
   Pro Forma..................         0.06             0.85           0.58
Diluted EPS:
   As reported................         0.10             0.91           0.59
   Pro Forma..................         0.06             0.80           0.58


A summary of the status of stock options under the Stock Plan and the Directors' Plan at December 31, 1999 and 1998 and changes during the years then ended, is presented in the tables and narrative below:


             Stock Plan                  1999                  1998
                                 ---------------------  --------------------
                                 Options    Weighted    Options    Weighted
                                    To       Average       to      Average
                                 Purchase   Exercise    Purchase   Exercise
                                  Shares      Price      Shares     Price
                                 ---------  ----------  ---------  ---------
    Outstanding, beginning of
       year....................   146,210    $  15.92     27,926   $  10.00
    Granted....................    14,500        7.17    142,200      17.00
    Exercised..................        --          --      1,935      10.00
    Forfeited..................    42,826       16.29     21,981      15.92
                                 ---------  ----------  ---------  ---------
    Outstanding, end of year...   117,884    $  14.71    146,210   $  15.92
                                 =========  ==========  =========  =========
    Exercisable, end of year...    47,384    $  11.73     18,088   $  10.00
                                 =========  ==========  =========  =========
    Weighted average fair
    value of options:
         Granted...............  $   3.18               $   7.60
                                 =========              =========
         Exercised.............  $     --               $   4.50
                                 =========              =========
         Forfeited.............  $   7.29               $   7.12
                                 =========              =========


          Directors' Plan                  1999                      1998
                                 ------------------------- -------------------------
                                  Options      Weighted      Options      Weighted
                                     To         Average        To         Average
                                  Purchase     Exercise     Purchase      Exercise
                                   Shares        Price       Shares         Price
                                 -----------  ------------ ------------  -----------

    Outstanding, beginning of
       year....................       4,550      $  17.75           --   $       --
    Granted....................          --            --        4,550
                                                                              17.75
                                 ===========  ============ ============  ===========
    Outstanding, end of year...       4,550      $  17.75        4,550   $    17.75
                                 ===========  ============ ============  ===========
    Exercisable, end of year...       4,550      $  17.75        4,550   $    17.75
                                 ============ ===========  ============  ============
    Weighted average fair value
       of options granted......                             $     6.58
                                                           ============

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

                      Stock       Stock       Stock       Stock       Stock       Director's
   Assumption         Plan        Plan        Plan        Plan        Plan        Plan
                      12/99       9/99        6/99        1998        1995        1998
                      Grant       Grant       Grant       Grant       Grant       Grant
------------------  ----------  ----------  ----------  ----------  ----------  ---------
Dividend yield...       0.00%       0.00%       0.00%       0.00%       0.00%      0.00%
Risk-free
   interest rate.       6.55%       6.06%       6.09%       5.63%       6.08%      5.49%
Expected life....     7 years     7 years     7 years     7 years     7 years    5 years
Expected
   volatility....      27.25%      26.40%      28.08%      29.79%      28.69%     30.39%


Following is a summary of the status of options outstanding under each of the Company's plans at December 31, 1999:

                                  Outstanding Options               Exercisable Options
                       ------------------------------------------  ----------------------
                                        Weighted
                                        Average         Exercise               Exercise
                         Number        Remaining         Price      Number       Price
                                    Contractual Life
                       -----------  -----------------   ---------  ----------  ----------
 Stock Plan:               19,384          5.5 years     $ 10.00      19,384     $ 10.00
                           85,000          8.0 years     $ 17.00      17,000     $ 17.00
                            2,500          9.5 years     $  8.75          --          --
                            5,000         9.75 years     $  7.56       5,000     $  7.56
                            6,000         10.0 years     $  5.88       6,000     $  5.88
 Director's Plan:           4,550          8.5 years     $ 17.75       4,550     $ 17.75


19.  Earnings Per Common Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:

                                          Net
                                        Income         Shares       Per-Share
                                        (Loss)      (Denominator)     Amount
                                      (Numerator)
                                      ------------  --------------  -----------
                1999
      Basic earnings per share:
Loss from continuing operations....   $ (529,000)       2,406,618    $  (0.22)
Income from operations of
   discontinued asset- based lending
   subsidiary......................      429,000        2,406,618        0.18
Gain on disposal of asset-based
   lending subsidiary..............      438,000        2,406,618        0.18
Cumulative effect of change in
   accounting principle, net
   of income tax effects...........      (96,000)       2,406,618       (0.04)
                                      ============                  ===========
Income available to common
   stockholders....................   $  242,000        2,406,618    $   0.10
                                      ============                  ===========
Effect of dilutive shares --
   Options.........................                           400
                                                    --------------
     Diluted earnings per share:
Loss from continuing operations....   $ (529,000)       2,407,018   $   (0.22)
Income from operations of
   discontinued asset-based lending
   subsidiary......................      429,000        2,407,018        0.18
Gain on disposal of asset-based
   lending subsidiary..............      438,000        2,407,018        0.18
Cumulative effect of change in
   accounting principle, net
   of income tax effects...........      (96,000)       2,407,018       (0.04)
                                      ============  ==============  ===========
Income available to common
   stockholders....................   $  242,000        2,407,018   $    0.10
                                      ============  ==============  ===========

                                          Net
                                        Income         Shares       Per-Share
                                        (Loss)      (Denominator)     Amount
                                      (Numerator)
                                      ------------  --------------  -----------
                1998
      Basic earnings per share:
Income from continuing operations..   $ 1,882,000       2,397,340    $    0.79
Income from operations of
   discontinued asset-based lending
   subsidiary......................       385,000       2,397,340         0.16
                                      ============                  ===========
Income available to common
   stockholders....................   $ 2,267,000       2,397,340    $    0.95
                                      ============                  ===========
Effect of dilutive shares --
   Options.........................                        58,013
   Warrants........................                        48,182
                                                    --------------
     Diluted earnings per share:
Income from continuing operations..   $ 1,882,000       2,503,535   $     0.75
Income from operations of
   discontinued asset-based lending
   subsidiary......................       385,000       2,503,535         0.16
                                      ============  ==============  ===========
Income available to common
   stockholders....................   $ 2,267,000       2,503,535    $    0.91
                                      ============  ==============  ===========

                1997
      Basic earnings per share:
Income from continuing operations..   $ 1,299,000       2,402,126    $    0.54
Income from operations of
   discontinued asset-based lending
   subsidiary......................       127,000       2,402,126         0.05
                                      ============                  ===========
Income available to common
   stockholders....................   $ 1,426,000       2,402,126    $    0.59
                                      ============                  ===========
Effect of dilutive shares --
   Options.........................                         5,831
   Warrants........................                         4,791
                                                    --------------
     Diluted earnings per share:
Income from continuing operations..   $ 1,299,000       2,412,748    $    0.54
Income from operations of
   discontinued asset-based lending
   subsidiary......................       127,000       2,412,748         0.05
                                      ============  ==============  ===========
Income available to common
   stockholders....................   $ 1,426,000       2,412,748    $    0.59
                                      ============  ==============  ===========

The following options and warrants, with exercise prices ranging from $5.875 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their effects were antidilutive:


3/97    6/97    9/97   12/97   3/98  6/98    9/98    12/98     3/99     6/99     9/99    12/99
------  ------  -----  -----   ----  -----  -------  -------  -------  -------  -------  -------
   --   78,617    --     --     --     --   142,050  178,150  170,134  170,234  170,034  172,434


20.  Segment Disclosures:

BNCCORP segments its operations into two separate business activities, based on the nature of the products and services for each segment: BNC - North Dakota and BNC - Minnesota.

The operations of BNC - North Dakota provide traditional community banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as servicing of loans to others. In addition to these banking services, BNC - North Dakota also provides brokerage, trust and other financial services and sells insurance products.

BNC - Minnesota also provides traditional banking services, but this segment is identified primarily from its commercial banking activities in Minnesota.

The accounting policies of the two segments are the same as those described in the summary of significant accounting policies, which conform to generally accepted accounting principles. The information shown in the following tables have been restated to give the effect of any business combinations that have been accounted for under the pooling-of-interests method.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the periods ended, December 31 (in thousands):
                                                      1999
                                 -----------------------------------------------
                                    BNC-
                                   North          BNC-       Other
                                   Dakota      Minnesota      (a)        Total
                                 -----------  -----------  ---------  ----------
Net interest income (loss)..     $    9,540   $    3,547   $   (730)   $ 12,357
Other revenue-external
   customers................          5,035        1,033         --       6,068
Other revenue-from other
   segments.................            282           --      1,870       2,152
Depreciation and amortization         1,385          135         66       1,586
Equity in the net income of
  investees.................             --           --         96          96
Other significant noncash
items:
   Provision for credit
      losses................            719          417         18       1,154
Income tax expense (benefit).          (211)         245       (433)       (399)
Segment profit (loss)from
  continuing operations.....           (164)         338       (703)       (529)
Income from operations of
  discontinued asset-based
  lending subsidiary........             --           --        429         429
Gain on disposal of
  asset-based lending
  subsidiary................             --           --        438         438
Cumulative effect of change
  in accounting principle,
  net of income tax effects.            (43)         (35)       (18)        (96)
Segment profit..............           (207)         303        146         242
Segment assets..............        359,944      120,949     40,894     521,787
Expenditures for additions to
   assets...................          4,099          324         21       4,444

                                                     1999
                               -------------------------------------------------
                                                            Inter-
                               Reportable     Other        segment  Consolidated
                                Segments       (a)       Elimination    Total
                               -----------  -----------  ----------- -----------
Net interest income (loss).    $    13,087  $     (730)  $       --  $   12,357
Other revenue-external
   customers...............          6,068          --           --       6,068
Other revenue - from other
  segments.................            282       1,870       (2,152)         --
Depreciation and
   amortization............          1,520          66           --       1,586
Equity in the net income
  of investees.............             --          96          (96)         --
Other significant noncash
items:
   Provision for credit
      losses...............          1,136          18          (16)      1,138
Income tax expense
   (benefit)...............             34        (433)          --        (399)
Segment profit (loss) from
  continuing operations....            174        (703)          --        (529)
Income from operations of
  discontinued asset-based
  lending subsidiary.......             --         429           --         429
Gain on disposal of
  asset-based lending
  subsidiary...............             --         438           --         438
Cumulative effect of
  change in accounting
  principle, net of income
  tax effects..............            (78)        (18)          --         (96)
Segment profit.............             96         146           --         242
Segment assets.............        480,893      40,894      (64,910)    456,877
Expenditures for additions
  to assets................          4,423          21           --       4,444
---------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment. The profit presented for the bank holding company includes the undistributed income from BNCCORP's consolidated subsidiaries.

                                                    1998
                               ------------------------------------------------
                                  BNC-
                                  North         BNC-        Other
                                 Dakota       Minnesota      (a)        Total
                               ------------  ----------   ---------  ----------
Net interest income (loss).      $   9,830   $   3,422    $   (603)  $  12,649
Other revenue-external
   customers...............          3,945         868          30       4,843
Other revenue - from other
  segments.................            216          --       4,423       4,639
Depreciation and
   amortization............          1,303         124          71       1,498
Equity in the net income of
  investees................             --          --       2,612       2,612
Other significant noncash
  items:
  Provision for
     credit losses.........            871         330          --       1,201
Income tax expense (benefit)           710         661        (341)      1,030
Segment profit (loss) from
  continuing operations....          1,662         950        (730)      1,882
Income from operations of
  discontinued asset-based
  lending subsidiary.......             --          --         385         385
Segment assets from
  continuing operations....        318,216      74,226      55,334     447,776
Expenditures for additions
to assets.................             877         176          74       1,127

                                                     1998
                               -------------------------------------------------
                                                           Inter-
                               Reportable     Other       segment   Consolidated
                                Segments       (a)      Elimination      Total
                               -----------  -----------  ----------  -----------
Net interest income (loss).    $    13,252  $     (603)  $      --   $   12,649
Other revenue-external
   customers...............          4,813          30          --        4,843
Other revenue - from other
  segments.................            216       4,423      (4,639)           0
Depreciation and
amortization...............          1,427          71          --        1,498
Equity in the net income
  of investees.............             --       2,612      (2,612)           0
Other significant noncash
items:
  Provision for credit
     losses                          1,201          --          --        1,201
Income tax expense
   (benefit)...............          1,371        (341)         --        1,030
Segment profit (loss) from
  continuing operations....          2,612        (730)         --        1,882
Income from operations of
  discontinued asset-based
  lending subsidiary.......            --          385          --          385
Segment assets from
  continuing operations....       392,442       55,334     (75,536)     372,240
Expenditures for additions
  to assets................         1,053           74          --        1,127
---------------
(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment. The profit presented for the bank holding company includes the undistributed income from BNCCORP's consolidated subsidiaries.

                                                    1997
                               -----------------------------------------------
                                  BNC-
                                 North          BNC-       Other
                                 Dakota      Minnesota      (a)        Total
                               -----------  -----------  ---------  ----------
Net interest income (loss).     $  10,168   $    2,388   $   (501)  $  12,055
Other revenue-external
customers..................         3,469          450          9       3,928
Other revenue-from other
  segments.................           155           --      2,972       3,127
Depreciation and
   amortization............         1,141          111         58       1,310
Equity in the net income
  of investees.............            --           --      1,879       1,879
Other significant noncash
items:
  Provision for credit
      losses                        2,260          258         --       2,518
Income tax expense
   (benefit)...............           909          328       (282)        955
Segment profit (loss) from
  continuing operations....         1,405          474       (625)      1,254
Income from operations of
  discontinued asset-based
  lending subsidiary.......            --           --        127         127
Segment assets from
  continuing operations....       309,946       57,796     45,768     413,510
Expenditures for additions
  to assets................         2,628           46         12       2,686

                                                          1997
                               ------------------------------------------------------------
                                                            Inter-
                               Reportable     Other         segment             Consolidated
                                Segments       (a)        Elimination  Other       Total
                               -----------  -----------  ----------  ---------  -----------
Net interest income (loss).     $  12,556   $     (501)  $      --   $     45   $   12,100
Other revenue-external
   customers...............         3,919            9          --         --        3,928
Other revenue - from
   other segments..........           155        2,972      (3,127)        --            0
Depreciation and
   amortization............         1,252           58          --         --        1,310
Equity in the net income
   of investees............            --        1,879      (1,879)        --            0
Other significant noncash
items:
   Provision for credit
      losses...............         2,518           --          --         --        2,518
Income tax expense
   (benefit)...............         1,237         (282)         --         --          955
Segment profit (loss)
   from continuing
   operations..............         1,879         (625)                    45        1,299
Income from operations
   of discontinued asset-
   based lending subsidiary.           --          127          --         --          127
Segment assets from
   continuing operations...       367,742       45,768     (67,880)        --      345,630
Expenditures for additions
   to assets...............         2,674           12          --         --        2,686

---------------
(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment. The profit presented for the bank holding company includes the undistributed income from BNCCORP's consolidated subsidiaries.

21.   Condensed Financial InformationCParent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                                 Parent Company Only
                              Condensed Balance Sheets
                                  As of December 31
                   (In thousands, except share and per share data)

                                                        1999         1998
                                                      ----------  ------------
  Assets:
     Cash and cash equivalents.....................   $   3,832   $       353
     Investment in subsidiaries....................      33,471        33,151
     Loans.........................................          16           341
     Receivable from subsidiaries..................         194        20,106
     Deferred changes and intangible assets, net...         298           360
     Other.........................................         852         1,023
                                                      ----------  ------------
                                                      $  38,663   $    55,334
                                                      ==========  ============
  Liabilities and stockholders' equity:
     Notes payable.................................   $  14,708   $    29,148
     Accrued expenses and other liabilities........         806           931
                                                      ----------  ------------
                                                         15,514        30,079
                                                      ----------  ------------
     Preferred stock, $.01 par value, 2,000,000
        shares authorized; no shares issued or
        outstanding................................          --            --
     Common stock, $.01 par value, 10,000,000 shares
        authorized; 2,399,980 and 2,390,184 shares
        issued and outstanding
        (excluding 42,880 shares held in treasury)
        in 1999 and 1998, respectively.............          24            24
     Capital surplus...............................      13,976        13,951
     Retained earnings.............................      11,893        11,651
     Treasury stock (42,880 shares)................        (513)         (513)
     Accumulated other comprehensive income (loss),
         net of income tax effects.................      (2,231)          142
                                                      ----------  ------------
      Total stockholders' equity...................      23,149        25,255
                                                      ----------  ------------
                                                      $  38,663   $    55,334
                                                      ==========  ============

                                 Parent Company Only
                           Condensed Statements of Income
                           For the Years Ended December 31
                                   (In thousands)

                                                    1999       1998       1997
                                                 ---------- ---------- ---------
Income:
   Management fee income.......................  $   1,606  $    1,426 $    965
   Interest....................................      1,757       1,623      847
   Other.......................................          9          30        9
                                                 ---------- ---------- ---------
      Total income.............................      3,372       3,079    1,821
                                                 ---------- ---------- ---------
Expenses:
   Interest....................................      2,486       2,226    1,348
   Personnel expense...........................      1,320       1,268      849
   Legal and other professional................        134         188      103
   Depreciation and amortization...............         66          71       58
   Other.......................................        502         397      370
                                                 ---------- ---------- ---------
      Total expenses...........................      4,508       4,150    2,728
                                                 ---------- ---------- ---------
Loss before income tax benefit and equity in
   undistributed income of subsidiaries........     (1,136)     (1,071)    (907)
Income tax benefit.............................        433         341      282
                                                 ---------- ---------- ---------
Loss before equity in undistributed income of
   subsidiaries................................       (703)       (730)    (625)
Equity in undistributed income of subsidiaries.         96       2,612    1,879
                                                 ---------- ---------- ---------
Income (loss) from continuing operations.......       (607)      1,882    1,254
Equity in undistributed income from operations
    of discontinued asset-based lending
    subsidiary.................................        429         385      127
                                                 ---------- ---------- ---------
Income (loss) before gain on disposal of
    asset-based lending subsidiary.............       (178)      2,267    1,381
Gain on disposal of asset-based lending
   subsidiary..................................        438          --       --
                                                 ---------- ---------- ---------
Income before cumulative effect of change in
    accounting principle.......................        260       2,267    1,381
Cumulative effect of change in accounting
    principle, net of income tax effects.......        (18)         --       --
                                                 ========== ========== =========
      Net income...............................  $     242  $    2,267 $  1,381
                                                 ========== ========== =========


                                 Parent Company Only
                         Condensed Statements of Cash Flows
                           For the Years Ended December 31
                                   (In thousands)
                                                        1999      1998       1997
                                                      --------- ---------- ---------
Operating activities:
   Net income.......................................  $    242  $   2,267  $  1,381
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities --
      Gain on sale of discontinued operation........      (438)        --        --
      Depreciation and amortization.................        46         53        48
      Equity in undistributed income of subsidiaries       (96)    (2,612)   (1,879)
      Equity in undistributed income from operations
        of discontinued asset-based lending
        subsidiary..................................      (429)      (385)     (127)
      Change in prepaid expenses and other
         receivables................................    19,922     (5,858)  (10,174)
      Change in accrued expenses and other
         liabilities................................        28        290       456
      Other.........................................        --          7        64
                                                      --------- ---------- ---------
         Net cash provided by (used in) operating
            activities..............................    19,275     (6,238)  (10,231)
                                                      --------- ---------- ---------
Investing activities:
   Disposition of discontinued operation............     2,100         --        --
   Net decrease in loans............................      (325)      (158)      (46)
   Increase in investment in subsidiaries ..........    (3,157)    (1,307)     (641)
   Purchases of premises, leasehold improvements and
      equipment.....................................       (19)       (67)      (12)
                                                      --------- ---------- ---------
         Net cash used in investing activities......    (1,401)    (1,532)     (699)
                                                      --------- ---------- ---------
Financing activities:
   Repayments of long-term borrowings...............   (29,532)    (9,785)  (21,190)
   Proceeds from long-term borrowings...............    15,000     16,870    32,875
   Amortization of discount on subordinated notes...        92         84        46
   Amortization of deferred charges.................        20         18        10
   Purchase of treasury stock.......................        --      (297)        --
   Other, net.......................................        25        165        --
                                                      --------- ---------- ---------
         Net cash provided by (used in) financing
           activities...............................   (14,395)     7,055    11,741
                                                      --------- ---------- ---------
Net increase (decrease) in cash and cash equivalents     3,479       (715)      811
Cash and cash equivalents, beginning of year........       353      1,068       257
                                                      --------- ---------- ---------
Cash and cash equivalents, end of year..............  $  3,832  $     353  $  1,068
                                                      ========= ========== =========
Supplemental cash flow information:
   Interest paid....................................  $  2,582  $   2,187  $  1,262
                                                      ========= ========== =========
   Income tax payments received from subsidiary
      banks, net of income taxes paid...............  $    243  $     438  $    322
                                                      ========= ========== =========

22.  Subsequent Event:

During February 2000, the Company retired $814,000 of its 8 5/8% Subordinated Notes due in 2004. The Company paid a discount to debenture holders, and the transaction resulted in an extraordinary gain of $121,000 ($.05 per share), net of income taxes of $63,000. The debentures were retired using cash generated from the sale of BNC Financial.

23. Quarterly Financial Data (unaudited, in thousands, except earnings per share):

                                                            1999
                                        ---------------------------------------------
                                         First       Second      Third       Fourth
                                         Quarter     Quarter     Quarter    Quarter
                                        ----------  ----------  ----------  ---------
Interest income......................   $   6,836   $   6,717   $   7,353   $  8,025
Interest expense.....................       3,794       3,680       4,240      4,860
                                        ----------  ----------  ----------  ---------
Net interest income..................       3,042       3,037       3,113      3,165
Provision for credit losses..........         213         309         354        262
                                        ----------  ----------  ----------  ---------
Net interest income after provision
  for credit losses..................       2,829       2,728       2,759      2,903

Noninterest income...................       1,424       1,567       1,486      1,591
Noninterest expense..................       3,914       4,009       4,280      6,012
                                        ----------  ----------  ----------  ---------
Income (loss) before income taxes....         339         286         (35)    (1,518)
Provision for income taxes...........         122         117         (39)      (599)
                                        ----------  ----------  ----------  ---------
Income (loss) from continuing
   operations........................         217         169           4       (919)
Discontinued Operation:
  Income from operations of
   discontinued operation (less
   applicable income taxes)..........         139         104         186         --
  Gain on disposal of discontinued
     operation.......................          --          --          --        438
                                        ----------  ----------  ----------  ---------
Income before cumulative effect of
  change in accounting principle.....         356         273         190       (481)
Cumulative effect of change in
  accounting principle (net of income
  tax effects).......................         (96)         --          --         --
                                        ----------  ----------  ----------  ---------
Net income (loss)....................   $     260   $     273   $     190   $   (481)
                                        ==========  ==========  ==========  =========
Earnings per common share:
Basic income (loss) from continuing
   operations........................   $    0.09    $   0.07   $    0.00   $  (0.38)
Discontinued operation...............        0.06        0.04        0.08       0.18
Cumulative effect of change in
  accounting principle...............       (0.04)         --          --         --
                                        ----------  ----------  ----------  ---------
Basic net income (loss)..............   $    0.11   $    0.11   $    0.08   $  (0.20)
                                        ==========  ==========  ==========  =========
Diluted income (loss) from continuing
  operations.........................   $    0.09   $    0.07   $    0.00   $  (0.38)
Discontinued operation...............        0.06        0.04        0.08       0.18
Cumulative effect of change in
  accounting principle...............       (0.04)         --          --         --
                                        ----------  ----------  ----------  ---------
Diluted net income (loss)............   $    0.11   $     0.11  $     0.08  $  (0.20)
                                        ==========  ==========  ==========  =========
Average common shares:
Basic................................   2,405,891   2,410,980   2,409,654   2,399,980
Diluted..............................   2,405,891   2,410,999   2,410,035   2,399,980


                                                            1998
                                        ---------------------------------------------
                                         First       Second      Third       Fourth
                                         Quarter     Quarter     Quarter    Quarter
                                        ----------  ----------  ----------  ---------
Interest income......................   $   6,663   $   6,933   $   7,302   $  6,903
Interest expense.....................       3,610       3,757       3,949      3,836
                                        ----------  ----------  ----------  ---------
Net interest income..................       3,053       3,176       3,353      3,067
Provision for credit losses..........          80          80         711        330
                                        ----------  ----------  ----------  ---------
Net interest income after provision
  for credit losses..................       2,973       3,096       2,642      2,737
Noninterest income...................       1,072       1,264       1,195      1,312
Noninterest expense..................       3,141       3,197       3,419      3,622
                                        ----------  ----------  ----------  ---------
Income before income taxes...........         904       1,163         418        427
Provision for income taxes...........         346         454         175         55
                                        ----------  ----------  ----------  ---------
Income from continuing operations....         558         709         243        372

Discontinued Operation:
   Income from operations of
      discontinued operation (less
      applicable income taxes).......         132          59          99         95
                                        ----------  ----------  ----------  ---------
Net income...........................   $     690   $     768   $     342   $    467
                                        ==========  ==========  ==========  =========

Earnings per common share:
Basic income from continuing
   operations........................   $    0.23   $    0.30   $    0.10   $   0.16
Discontinued operation...............        0.06        0.02        0.04       0.04
                                        ----------  ----------  ----------  ---------
Basic net income.....................   $    0.29    $   0.32   $    0.14   $   0.20
                                        ==========  ==========  ==========  =========

Diluted income from continuing
   operations........................   $    0.22     $  0.28   $    0.09   $   0.16
Discontinued operation...............        0.06        0.02        0.04       0.04
                                        ----------  ----------  ----------  ---------
Diluted net income...................   $    0.28     $  0.30   $    0.13   $   0.20
                                        ==========  ==========  ==========  =========

Average common shares:
Basic................................   2,401,584   2,402,838   2,391,939   2,393,152
Diluted..............................   2,438,422   2,499,920   2,414,170   2,393,941


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                          PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                          PART IV


Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)   Exhibits.
      Reference is made to the Exhibit Index beginning on page E-1 hereby. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

   (b) Reports on Form 8-K.
      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                                      Name of Issuer
                                                      By:   /s/ Tracy Scott
                                                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 29, 2000.

                                          Chairman of the Board, Chief Executive
      /s/ Tracy Scott                              Officer and Director
                                                (Principal Executive Officer)
                                         President, Chief Operating Officer and
      /s/ Gregory K. Cleveland                             Director
                                                 (Principal Financial Officer)
                                                (Principal Accounting Officer)
   /s/ Brenda L. Rebel                                     Director

   /s/ James D. LaBreche                                   Director

   /s/ John A. Hipp, M.D.                                  Director

   /s/ Richard M. Johnsen, Jr.                             Director

   /s/ John M. Shaffer                                     Director

   /s/ Jerry R. Woodcox                                    Director

   /s/ Brad J. Scott                                       Director

                                 EXHIBIT INDEX


--------------------------------------------------------------------------------
 Exhibit
   No.                             Exhibit Description
--------------------------------------------------------------------------------
      2.1 Contract for Sale of Assets dated December 31, 1996 by and between Gregory K. Cleveland, P.C. and BNC National Bank, incorporated by reference to Exhibit 2.5 to the Registrant's Form 10-KSB dated as of March 26, 1997.
      2.2 Stock Purchase Agreement dated February 26, 1997 by and between BNC National Bank and Shareholders of J.D. Meier Insurance Agency, incorporated by reference to Exhibit 2.6 to the Registrant's Form 10-KSB dated as of March 26, 1997.
      2.3 Amended and Restated Agreement and Plan of Merger dated December 19, 1997 among BNCCORP, Inc., J.D. Meier Insurance Agency, Inc. and Lips & Lahr, Inc., William Wade, Dale Ely, Laif Olson, Richard Lahr and David
          Clausnitzer,   incorporated   by  reference  to  Exhibit  2.7  to  the
          Registrant's Form 10-KSB dated as of March 25, 1998.
      2.4 Stock Purchase Agreement dated as of December 6, 1999, by and between BNCCORP, Inc. and Associated Banc-Corp, incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated as of January 14, 2000.
      3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
      3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration
          No. 33-92369).
      4.1 Specimen of Common  Stock  Certificate,  incorporated  by reference to
          Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
      4.2 Warrant to Subscribe for and Purchase Common Stock of BNCCORP, Inc.
          by and between the Company and Dain Bosworth Incorporated, incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-KSB dated as of March 29, 1996.
      4.3 Form of Indenture by and between BNCCORP, Inc. and Firstar Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-26703).
     10.1 Form of Indemnity Agreement by and between the Company and each of the Company's Directors, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2
          (Registration No. 33-92369).
     10.2 Form of Employment Agreement between the Company and each of Tracy
          J. Scott and Gregory K. Cleveland, incorporated by reference to
          Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

     10.3 Form of BNCCORP, INC. Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).
     10.4 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the BNCCORP, INC. 1995 Stock Incentive Plan dated as of June 7, 1995, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-KSB dated as of March 29, 1996.
     10.5 Form of Stock Option Agreement for the Grant of Incentive Stock Options Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of January 2, 1998 between the Company and each of Tracy J. Scott, Gregory K. Cleveland and Brad J. Scott, incorporated by reference to
          Exhibit 10.15 to the Registrant's Form 10-KSB dated as of March 25, 1998.
     10.6 Contract of Sale dated as of August 29, 1997, by and between BNC National Bank and Preferred Investment Services, Inc., incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-KSB dated as of March 25, 1998.
     10.7 Assignment Agreement dated as of August 29, 1997, by and between Preferred Investment Services, Inc. and BNC National Bank, incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-KSB dated as of March 25, 1998.
     10.8 Form of Amended and Restated Employment Agreement Between J.D. Meier Insurance Agency, Inc. and each of David Clausnitzer, Dale Ely, Richard Lahr and Laif Olson, dated as of June 30, 1998, incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-QSB dated as of August 13, 1998.
     10.9 Employment Agreement Among BNCCORP, Inc., BNC National Bank and
          David J. Sorum dated as of October 13, 1998, incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-QSB dated as of November 13, 1998.
    10.10 Employment Agreement Among BNCCORP, Inc., BNC National Bank of Minnesota and James LaBreche dated as of March 1, 1999, incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-KSB dated as of March 29, 1999.
    10.11 Form of Restricted Stock Agreement Under the BNCCORP, Inc. 1995
          Stock Incentive Plan dated as of October 15, 1998 and March 1, 1999 between BNCCORP, Inc. and David J. Sorum and James D. LaBreche, incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-KSB dated as of March 29, 1999.
     21.1 Subsidiaries of Company.
     23.1 Consent of Arthur Andersen LLP
       27 Financial Data Schedule