Form 10-Q
period 2000-03-31
BNCCORP INC
filed 2000-05-15
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 2000

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

                                  322 East Main
                          Bismarck, North Dakota 58501
                    (Address of principal executive offices)
                                 (701) 250-3040
                         (Registrant's telephone number)
--------------------------------------------------------------------------------


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         The number of shares of the registrant's outstanding common stock on May 10, 2000 was 2,399,980

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

              ASSETS                              March 31,       December 31,
                                                    2000             1999
                                                ------------     -------------
                                                 (unaudited)
CASH AND DUE FROM BANKS........................$     8,972       $   12,816
INTEREST-BEARING DEPOSITS WITH BANKS...........      3,232            5,565
FEDERAL FUNDS SOLD.............................                       3,500
INVESTMENT SECURITIES AVAILABLE FOR SALE.......    244,327          150,992
LOANS AND LEASES, net of unearned income.......    255,989          262,051
ALLOWANCE FOR CREDIT LOSSES.....................   (2,991)          (2,872)
                                                 ---------        ---------
     Net loans and leases.......................   252,998          259,179
PREMISES, LEASEHOLD IMPROVEMENTS AND
     EQUIPMENT, net.............................    13,155           12,006
INTEREST RECEIVABLE.............................     2,712            2,613
OTHER ASSETS....................................     7,533            6,945
                                                 ---------        ---------
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.....     3,119            3,261
                                                 =========        =========
                                                $  536,048       $  456,877

                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing........................$   26,039       $   29,798
     Interest-bearing -
         Savings, NOW and money market..........   141,007          127,454
         Time deposits $100,000 and over........    41,714           46,779
         Other time deposits....................   111,198          120,680
                                                  --------         --------
     Total deposits.............................   319,958          324,711
SHORT-TERM BORROWINGS...........................   172,925           88,700
LONG-TERM BORROWINGS............................    13,708           14,470
OTHER LIABILITIES...............................     6,340            5,847
                                                  --------         --------
     Total liabilities..........................   512,931          433,728
                                                  --------         --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 2,000,000
        shares authorized; no shares issued or
        outstanding.............................        --               --
     Common stock, $.01 par value, 10,000,000
        shares authorized; 2,399,980 shares
        issued and outstanding (excluding
        42,880 shares held in treasury) ........        24               24
     Capital surplus............................    13,995           13,976
     Retained earnings..........................    12,448           11,893
     Treasury stock (42,880 shares).............     (513)            (513)
     Accumulated other comprehensive loss,
         net of income tax effects of  1,026 and
         1,288 at March 31, 2000 and December 31,
         1999, respectively.....................   (2,837)          (2,231)
                                                  --------         --------
              Total stockholders' equity........    23,117           23,149
                                                  ========         ========
                                                $  536,048       $  456,877


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the Three Months Ended March 31
                      (In thousands, except per share data)



                                                    2000           1999
                                                ------------   ------------
INTEREST INCOME:                                        (unaudited)

   Interest and fees on loans.................... $ 5,705        $ 5,386
   Interest and dividends on investment
     securities -
       Taxable...................................   3,079          1,333
       Tax-exempt................................     229             51
       Dividends.................................     120             55
   Other.........................................      50             11
                                                  -------        -------
          Total interest income..................   9,183          6,836

INTEREST EXPENSE:
   Interest on deposits..........................   3,728          3,019
   Interest on short-term borrowings.............   1,875            607
   Interest on long-term borrowings..............     336            168
                                                  -------        -------
              Total interest expense.............   5,939          3,794
                                                  -------        -------
              Net interest income................   3,244          3,042
PROVISION FOR CREDIT LOSSES......................     482            213
                                                  -------        -------
NET INTEREST INCOME AFTER PROVISION
     FOR CREDIT LOSSES...........................   2,762         2,829
                                                  -------       -------
NONINTEREST INCOME:
   Insurance commissions.........................     568           538
   Brokerage income..............................     421           125
   Fees on loans.................................     214           306
   Service charges...............................     133           125
   Net gain on sales of securities...............      46            53
   Rental income.................................      16            11
   Other.........................................     365           266
                                                  -------       -------
              Total noninterest income...........   1,763         1,424
                                                  -------       -------
NONINTEREST EXPENSE:
   Salaries and employee benefits................   2,030         2,191
   Professional services.........................     397           278
   Depreciation and amortization.................     387           386
   Occupancy.....................................     327           286
   Office supplies, telephone and postage........     217           223
   Marketing and promotion.......................     114           156
   FDIC and other assessments....................      47            47
   Other.........................................     382           347
                                                  -------       -------
              Total noninterest expense..........   3,901         3,914
                                                  -------       -------
Income before income taxes.......................     624           339
Income taxes.....................................     191           124
                                                  -------       -------
Income from continuing operations................     433           215

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                       For The Three Months Ended March 31

                      (In thousands,except per share data)

                                                    2000        1999
                                                  -------     -------
                                                      (unaudited)

Discontinued Operation:
   Income from operations of discontinued
      asset-based lending subsidiary (net of
         income tax of $95)....................  $    --      $  139
                                                 -------      -------
Income before extraordinary item and cumulative
   effect of change in accounting principle          433         354
Extraordinary item-gain on early extinguishment
   of debt (net of income tax of $62)..........      122          --
Cumulative effect of change in accounting
   principle, net of income tax effects........       --         (96)
                                                 -------      -------
NET INCOME.....................................  $  555       $  258
                                                 =======      =======
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations..............  $ 0.18       $ 0.09
Income from operations of discontinued asset-
   based lending subsidiary, net of income tax
   effects.....................................      --         0.06
Extraordinary item-gain on early extinguishment
   of debt, net of income tax effects..........    0.05           --
Cumulative effect of change in accounting
   principle, net of income tax effects........      --        (0.04)
                                                 -------      -------
Earnings per share.............................  $  0.23      $ 0.11
                                                 =======      =======


        The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                       For the Three Months Ended March 31
                                 (In thousands)

                                                      2000           1999
                                                   -----------   -----------
                                                          (unaudited)
 NET INCOME......................................     $  555          $  258
 OTHER COMPREHENSIVE INCOME (LOSS) --
      Unrealized losses on securities:
          Unrealized holding losses arising during
          the period, net of income tax effects of
          $261 and $207..........................       (606)           (336)
          Less:  reclassification adjustment for
          gains included in net income, net of
          income tax effects of $14 and $19......        (32)            (34)
                                                   -----------   -----------
 OTHER COMPREHENSIVE LOSS........................       (638)           (370)
                                                   -----------   -----------
 COMPREHENSIVE LOSS..............................     $  (83)         $ (112)
                                                   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2000
                        (In thousands, except share data)

                                                                                                 Accumulated
                                                                                                    Other
                                             Common Stock       Capital    Retained   Treasury  Comprehensive
                                          Shares     Amount     Surplus    Earnings     Stock        Loss          Total
                                          -----------------    ---------  ---------  ---------- -------------  -----------
Balance, December 31, 1999.............   2,442,860  $  24     $  13,976  $  11,893  $    (513) $     (2,231)   $   23,149
   Net income (unaudited)..............          --     --            --        555         --            --           555
   Other comprehensive loss --
     Change in unrealized holding
        loss on securities available
        for sale, net of income tax
        effects (unaudited)............          --     --            --         --         --          (606)         (606)
   Other (unaudited)...................          --     --            19         --         --            --            19
                                          ----------- -----    ---------  ---------  ---------- -------------  -----------
Balance, March 31, 2000
   (unaudited).........................   2,442,860   $  24    $  13,995  $  12,448  $     (513) $    (2,837)  $    23,117
                                          =========== =====    =========  =========  ========== =============  ===========


 The accompanying notes are an integral part of these consolidated financial statements

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In thousands)


                                                                          2000           1999
                                                                      -----------    ------------
                                                                               (unaudited)
OPERATING ACTIVITIES:
     Net income.......................................................   $   555         $    258
     Adjustments to reconcile net income to net cash
       provided by operating activities --
         Provision for credit losses..................................       482              249
         Depreciation and amortization................................       252              255
         Amortization of intangible assets............................       137              137
         Net premium amortization (discount accretion) on
            investment securities.....................................       167               (8)
         Proceeds from loans recovered................................        46               94
         Change in interest receivable and other assets, net..........      (926)             426
         Net realized gains on sales of investment securities.........       (46)             (53)
         Change in other liabilities, net.............................       493             (855)
         Originations of loans to be sold.............................   (17,070)         (14,514)
         Proceeds from sale of loans..................................    17,070           14,514
                                                                      -----------    ------------
             Net cash provided by operating activities................     1,160              503
                                                                      -----------    ------------
INVESTING ACTIVITIES:
     Purchases of investment securities...............................   (99,469)         (82,015)
     Proceeds from sales of investment securities.....................       898           19,622
     Proceeds from maturities of investment securities................     4,770           75,053
     Net decrease in loans............................................     5,654            4,558
     Additions to premises, leasehold improvements and equipment, net.    (1,424)            (452)
                                                                      -----------    ------------
             Net cash provided by (used in) investing activities......   (89,571)          16,766
                                                                      -----------    ------------
FINANCING ACTIVITIES:
     Net increase (decrease) in demand, savings, NOW and
           money market accounts......................................     9,794          (10,300)
     Net increase (decrease) in time deposits.........................   (14,547)           5,891
     Net increase (decrease) in short-term borrowings.................    84,225          (15,925)
     Repayments of long-term borrowings...............................      (822)         (18,733)
     Proceeds from long-term borrowings...............................         9           19,620
     Other............................................................        75               79
                                                                      -----------    ------------
             Net cash provided by (used in) financing activities......    78,734          (19,368)
                                                                      -----------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................    (9,677)          (2,099)
CASH AND CASH EQUIVALENTS, beginning of period........................    21,881           10,284
                                                                      -----------    ------------
CASH AND CASH EQUIVALENTS, end of period.............................. $  12,204        $   8,185
                                                                      ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid....................................................  $  6,110        $   4,227
                                                                      ===========    ============
     Income taxes paid................................................  $      2        $     123
                                                                      ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000


 NOTE 1 -- Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by BNCCORP, Inc. ("BNCCORP" or the "Company"), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1999 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and the notes thereto.


NOTE 2 -- Reclassifications

Certain of the 1999  amounts  have been  reclassified  to conform  with the 2000
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.


NOTE 3 -- Acquisitions and Divestitures

On December 31, 1999, the Company sold its asset-based lending subsidiary, BNC Financial Corporation ("BNC Financial"), to Associated Banc-Corp of Green Bay, Wisconsin. Operating results of BNC Financial for the three months ended March 31, 1999 are shown separately in the accompanying consolidated statement of income.

NOTE 4 -- Earnings per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended March 31:

                                                                       Net                                       Per-Share
                                                                      Income               Shares                  Amount
                                                                 ----------------     ----------------     ---------------
                            2000
Basic earnings per share:
Income from continuing operations...........................     $    433,000            2,399,980            $   0.18
Extraordinary item - gain on early extinguishment of debt, net
   of income tax effects   .................................          122,000            2,399,980                0.05
                                                                ================                          ===============
Income available to common stockholders.....................     $    555,000            2,399,980            $   0.23
                                                                ================                          ===============
Effect of dilutive  shares -
   Options..................................................                                   506
Diluted earnings per share:
Income from continuing operations...........................     $    433,000            2,400,486            $   0.18
Extraordinary item - gain on early extinguishment of debt, net
   of income tax effects....................................          122,000            2,400,486                0.05
                                                                 ===============     ================     ===============
Income available to common stockholders.....................     $    555,000            2,400,486            $   0.23
                                                                 ===============     ================     ===============

                             1999
Basic and diluted earnings per share:
Income from continuing operations...........................     $    215,000            2,405,891            $   0.09
Income from operations of discontinued asset-based lending
   subsidiary, net of income tax effects....................          139,000            2,405,891                0.06
Cumulative effect of change in accounting principle, net of
   income tax effects.......................................          (96,000)           2,405,891               (0.04)
                                                                 ===============     ================     ===============
Income available to common stockholders.....................     $    258,000            2,405,891            $   0.11
                                                                 ===============     ================     ===============

Warrants to purchase 50,000 shares of common stock at $12.00 per share were outstanding but were not included in the computation of diluted EPS for the three months ended March 31, 2000 and 1999 because their effects were antidilutive. Additionally, options to purchase 109,934 shares at prices ranging from $7.56 to $17.75, and 120,134 shares at prices ranging from $10.00 to $17.75, were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because their effects were antidilutive.

NOTE 5 -- Segment Disclosures

BNCCORP segments its operations into two separate business activities, based on the nature of the products and services for each segment: BNC National Bank ("BNC--North Dakota") and BNC National Bank of Minnesota ("BNC--Minnesota").

The operations of BNC--North Dakota provide traditional community banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as servicing of loans to others. In addition to these banking services, BNC--North Dakota also provides brokerage, trust and other financial services and sells insurance products.

BNC--Minnesota also provides traditional banking services, but this segment is identified primarily from its commercial banking activities in Minnesota.

The accounting policies of the two segments are the same as those described in the summary of significant accounting policies included in the audited consolidated financial statements for the year ended December 31, 1999, which conform to accounting principles generally accepted in the United States.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how management has organized the business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarter ended March 31 (in thousands):

                                          2000                                          1999
                       -------------------------------------------  ---------------------------------------------
                                                Other                  BNC-                   Other
                        BNC-ND      BNC-MN       (a)       Total        ND        BNC-MN       (a)        Total
                       ---------   --------   --------  ----------  ----------   --------   ---------   ---------
Net interest income     $ 2,461     $1,084     $ (301)    $ 3,244     $ 2,350      $ 856     $  (164)   $  3,042
Other revenue -
  external customers      1,575        177         11       1,763       1,211        211           2       1,424
Intersegment revenue         65         --      1,015       1,080          63         --         714         777
Income tax expense
  (benefit).......          120        188       (117)        191         107        103         (86)        124
Segment profit
  (loss) from
  continuing
  operations......          398        266       (231)        433         248        145        (178)        215
Income from
  operations of
  discontinued
  asset-based
  lending
  subsidiary, net
  of income tax
  effects.........           --         --         --          --          --         --         139         139
Extraordinary
  item-gain on
  early
  extinguishment of
  debt, net of
  income tax effects         --         --        122         122          --         --          --          --
Cumulative effect
  of change in
  accounting
  principle, net of
  income tax effects         --         --         --          --          43         35          18          96
Segment profit
(loss)............          398        266       (109)        555         205        110         (57)        258
Segment assets....      383,991    174,394     40,379     598,764     298,350     74,985      55,457     428,792

-----------------
(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

Reconciliation of segment profit to consolidated results (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                           -------------------------------------
                                                 2000                 1999
                                           -----------------   -----------------
Segment profit before taxes................ $       624            $       339
Income tax expense.........................        (191)                  (124)
                                           -----------------   -----------------
Segment profit from continuing operations..         433                    215
Income from operations of discontinued
  asset-based lending subsidiary, net of
  income tax effects.......................          --                   139
Extraordinary item-gain on early
  extinguishment of debt, net of income tax
  effects..................................         122                    --
Cumulative effect of change in accounting
  principle, net of income tax effect......          --                   (96)
Elimination of intersegment profit                   --                    --
                                           -----------------   -----------------
Consolidated net income.................... $       555        $          258
                                           =================   =================

NOTE 6 -- Retirement of Subordinated Notes

During February 2000, the Company retired $814,000 of its 8 5/8 percent subordinated notes due 2004. The Company purchased the notes at a discount, and the transaction resulted in an extraordinary gain of $122,000 ($.05 per share), net of income taxes of $62,000. The notes were retired using cash generated from the sale of BNC Financial.

NOTE 7 -- Recently Issued Accounting Standards

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Assets. Total assets increased $79.2 million, or 17 percent, from $456.9 million at December 31, 1999 to $536.0 million at March 31, 2000. The following table presents the Company's assets by category as of March 31, 2000 and December 31, 1999, as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations below the table (amounts are in thousands):

                                     Assets

                                                                                                    Change
                                                                                  ----------------------------
                                            March 31,          December 31,
                                              2000                 1999                 $               %
                                         ----------------    -----------------    --------------    ----------
Cash and due from banks..................      $   8,972           $   12,816         $ (3,844)         (30)%
Interest-bearing deposits with banks.....          3,232                5,565           (2,333)         (42)%
Federal funds sold.......................             --                3,500           (3,500)        (100)%
Investment securities available
   for sale..............................        244,327              150,992            93,335           62%  (a)
Loans and leases, net....................        252,998              259,179           (6,181)          (2)%  (b)
Premises, leasehold improvements
and equipment, net.......................         13,155               12,006             1,149           10%
Interest receivable......................          2,712                2,613                99            4%
Other assets.............................          7,533                6,945               588            8%
Deferred charges and intangible
   assets, net...........................          3,119                3,261             (142)          (4)%
                                         ================    =================    ==============
         Total assets....................     $  536,048           $  456,877          $ 79,171           17%
                                         ================    =================    ==============

--------------------

(a) The Company increased its earning asset portfolio by purchasing additional investment securities funded primarily by borrowings from the Federal Home Loan Bank ("FHLB").

(b) The decrease in loans is attributable to seasonal usage of commercial lines of credit as borrowers drew down on their lines at year-end 1999 and made repayments during the first quarter of 2000. Management cannot predict, with any degree of certainty, the Company's future loan growth potential. Future loan growth will be impacted by many factors beyond the control of the Company including, but not limited to, general economic conditions and the competitive environment in the markets in which the Company operates.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three month period ending March 31, 2000 (amounts are in thousands):


                                                  Three Months
                                                     Ended
                                                   March 31,
                                                      2000
                                                 -------------
Balance, beginning of period..................... $    2,872

Provision for credit losses......................        482

Loans charged off................................       (409)

Loans recovered..................................         46
                                                 -------------
Balance, end of period...........................$     2,991
                                                 =============
Ending loan portfolio ...........................$   255,989
                                                 =============
Allowance for credit losses as a percentage
   of ending loan portfolio......................       1.17%




$405,000 of the $409,000 included as loans charged off in the table above relates to the recent ruling in the BancInsure v. BNC National Bank case. See "Legal Proceedings" included under Item 1 of Part II. The original payments by BancInsure were reflected in the Company's allowance for credit losses as recoveries of previously charged off loans.

As of March 31, 2000, the Company's allowance for credit losses stands at 1.17 percent of total loans as compared to 1.10 percent at December 31, 1999. Net charge-offs as a percentage of average loans for the three month periods ended March 31, 2000 and 1999 were .14 and .12 percent, respectively.

The Company maintains its allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific nonperforming loans and also estimates losses inherent in other credit exposures. Continuous credit monitoring processes and the quarterly analysis is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis.

Estimating the risk and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Although management believes that the allowance for credit losses is adequate to cover losses inherent in the loan portfolio as well as other credit exposures, there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                                             March 31,               December 31,
                                                               2000                      1999
                                                           ------------              ------------
Nonperforming loans:
         Loans 90 days or more delinquent and still
                  accruing interest....................... $         73              $        22
         Nonaccrual loans.................................        1,342                    1,620
         Restructured loans...............................           13                       16
                                                           ------------              ------------
Total nonperforming loans.................................        1,428                    1,658
         Other real estate owned and repossessed assets...        1,185                    1,207
                                                           ------------              ------------
Total nonperforming assets................................$       2,613             $      2,865
                                                           ============              ============
Allowance for credit losses...............................$       2,991             $      2,872
                                                           ============              ============
Ratio of total nonperforming assets to total assets ......        0.49%                    0.63%
Ratio of total nonperforming loans to total loans.........        0.56%                    0.63%
Ratio of allowance for credit losses to total
         nonperforming loans..............................      209.45%                  173.22%

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

Liabilities. Total liabilities increased $79.2 million, or 18 percent, from $433.7 million at December 31, 1999 to $512.9 million at March 31, 2000. The following table presents the Company's liabilities by category as of March 31, 2000 and December 31, 1999 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered explanations below the table (amounts are in thousands):

                                  Liabilities

                                                                                          Change
                                                                               ------------------------------
                                       March 31,           December 31,
                                         2000                  1999                  $                %
                                   ------------------    ------------------    --------------     -----------
DEPOSITS:
Noninterest - bearing..............       $   26,039            $   29,798         $  (3,759)           (13)%
Interest - bearing C
         Savings, NOW and
         money market..............          141,007               127,454            13,553             11%  (a)
         Time deposits $100,000 and
         over......................           41,714                46,779            (5,065)           (11)% (b)
         Other time deposits.......          111,198               120,680            (9,482)            (8)% (a)
Short-term borrowings..............          172,925                88,700            84,225             95%  (c)
Long-term borrowings...............           13,708                14,470              (762)            (5)%
Other liabilities..................            6,340                 5,847               493              8%
                                   -----------------      ----------------     --------------
         Total liabilities.........       $  512,931            $  433,728          $ 79,203             18%
                                   ==================    ==================    ==============

-------------------

(a) The continued popularity of the Company's Wealthbuilder deposit products has contributed to an increase in NOW and money market deposit accounts and a decrease in other time deposits. Some customers have elected to transfer maturing time deposits to the more liquid,
         competitively   priced  Wealthbuilder  NOW  and  money  market  deposit
         products.

(b) Reduction in national market certificates of deposit since year-end due to growth in Wealthbuilder account balances.

(c) Increased borrowings from the FHLB to fund purchases of investment securities.


Stockholders' Equity. The Company's equity capital decreased $32,000 between December 31, 1999 and March 31, 2000. This decrease resulted from $555,000 of earnings recorded for the three months ended March 31, 2000, restricted and other stock transactions netting to a $19,000 increase and a $606,000 increase in the net unrealized holding loss on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of March 31, 2000:


                            Tier 1               Total
                            Risk-                Risk-              Tier 1
                            Based                Based             Leverage
                            Ratio                Ratio               Ratio
                        ---------------     ----------------     --------------
BNCCORP, consolidated...    6.81%                10.97%               4.68%
BNC C North Dakota......    9.82                 10.59                6.60
BNC C Minnesota ........    9.98                 11.15                6.32


As of March 31, 2000, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

The Company is currently in the process of constructing an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building had been initially estimated at between $4.0 and $4.5 million. Capital expenditures for Fargo were approximately $1.2 million during the three month period ended March 31, 2000. There were no other major capital expenditures made during this period or during the three months ended March 31, 1999. Total expenditures to date for the Fargo building are approximately $4.8 million. The office building is scheduled for occupation during the second quarter of 2000 and the Company is planning to lease excess space.

                     Comparison of Operating Results for the
                   Three Months Ended March 31, 2000 and 1999

General. Net income and earnings per share from continuing operations doubled to $433,000 and $0.18, respectively, for the quarter ended March 31, 2000 as compared with the same period one year earlier. Net income for the three months ended March 31, 2000 was $555,000, or basic and diluted earnings per share of $0.23. For the same period in 1999, the Company recorded earnings of $258,000, or basic and diluted earnings per share of $0.11. The 2000-period net income included an extraordinary gain from early extinguishment of debt of $0.05 per basic and diluted share, while the year-ago quarter reflected $0.06 per share in income from a since-discontinued subsidiary and a $0.04 charge from the cumulative effect of a change in accounting principle. The returns on average assets and average stockholders' equity, from continuing operations, were 0.35 and 7.66 percent, respectively, for the three months ended March 31, 2000 as compared with 0.23 and 3.93 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three month period ended March 31, 2000 increased $202,000, or 6.6 percent. Net interest margin decreased to
2.86 percent for the quarter ended March 31, 2000 from 3.60 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three month periods ended March 31, 2000 and 1999, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the table:


                                                    Three Months Ended March 31,
                               -----------------------------------------------------------------------
                                              2000                                1999                              Change
                               ----------------------------------- ----------------------------------- -----------------------------
                                            Interest    Average                 Interest     Average              Interest   Average
                                Average      earned     yield or    Average      earned     yield or   Average    earned     yield
                                balance     or paid       cost      balance     or paid       cost      balance    or paid   or cost
                               ----------- ----------- ----------- ----------- ----------- ---------- ---------- ---------- --------
                                                       (Amounts in thousands)
    Interest-earning assets
Investments..................   $ 205,817    $  3,478      6.80%   $ 101,248    $  1,450      5.81%  $ 104,569   $  2,028   0.99%(a)
Loans........................     253,782       5,705      9.04%     244,438       5,386      8.94%      9,344        319   0.10%(b)
     Allowance for loan losses     (3,150)         --                 (2,753)         --                  (397)        --
                               =========== -----------            =========== -----------            ========== ----------
     Total interest-earning
        assets...............   $ 456,449    $  9,183      8.09%   $ 342,933    $  6,836      8.08%  $ 113,516    $ 2,347   0.01%
                              =========== -----------            =========== -----------            ========== ----------
       Interest-bearing liabilities
Savings, NOW & money
   market accounts...........   $ 129,862    $  1,571      4.87%   $  89,407     $   754      3.42%  $  40,455    $   817   1.45%(c)
Certificates of deposit
   under $100,000............     117,488       1,518      5.20%     129,001       1,692      5.32%    (11,513)      (174) -0.12%(c)
Certificates of deposit
   $100,000 and over........       44,959         639      5.72%      42,718         573      5.44%      2,241         66   0.28%
                               ----------- -----------            ----------- -----------            ---------- ----------
      Interest - bearing
         deposits............     292,309       3,728      5.13%     261,126       3,019      4.69%     31,183        709   0.44%
Short-term borrowings........     128,494       1,875      5.87%      47,524         607      5.18%     80,970      1,268   0.69%(d)
Long-term borrowings.........      14,167         336      9.54%       9,284         168      7.34%      4,883        168   2.20%
                               ----------- -----------            ----------- -----------            ---------- ----------
     Total borrowings........     142,661       2,211      6.23%      56,808         775      5.53%     85,853      1,436   0.70%
                               ----------- -----------            ----------- -----------            ---------- ----------
     Total interest-bearing
       liabilities...........   $ 434,970       5,939      5.49%   $ 317,934       3,794      4.84%  $ 117,036      2,145   0.65%
                               =========== -----------            =========== -----------            ========== ----------
     Net interest income/spread              $  3,244      2.60%                $  3,042      3.24%               $   202  -0.64%(e)
                                           =========== ==========             =========== ==========            ========== =======

     Net interest margin.....                              2.86%                              3.60%                        -0.74%(e)
                                                       ==========                         ==========                       =======
Notation:
Noninterest-bearing deposits.   $  27,258          --              $  25,386          --              $  1,872         --
                               -----------                        -----------                        ----------
    Total deposits...........   $ 319,567    $  3,728      4.69%   $ 286,512    $  3,019      4.27%   $ 33,055    $   709   0.42%
                               =========== ===========            =========== ===========            ========== ==========

-------------------------

(a) The Company has increased its investment securities holdings primarily through FHLB borrowings. The improved yield reflects the current interest rate environment as well as the current mix of investment types in the Company's investment portfolio.

(b) The loan volume increase is attributable to increases in loans originated at BNCCMinnesota and BNCCNorth Dakota. The improved loan yield is reflective of the recent prime rate increases offset by some decreases in loan pricing spread to prime rate due to competitive pressures in the markets in which the Company operates.

(c) Increased volume and cost in the savings, NOW and money market deposit category reflects increased balances in NOW and money market deposit accounts. The continued success of the Company's Wealthbuilder accounts has contributed to an increase in NOW and money market deposits and a decrease in volume and cost of certificates of deposit ("CDs") under $100,000 as some customers have transferred maturing time deposits to the Wealthbuilder accounts.

(d)      The  increase  in  short-term   borrowings   reflects   increased  FHLB
         borrowings   primarily  for  the  purpose  of   purchasing   investment
         securities.

(e) Net interest spread and margin reflect the impact of the interest rate developments noted above as well as the Company's strategy of increasing its earning asset portfolio by purchasing investment securities funded primarily by FHLB borrowings. While the strategy increases net interest income and earnings per share, it negatively impacts net interest spread and margin.

Provision for Credit Losses. The provision for credit losses was $482,000 for the quarter ended March 31, 2000 as compared to $213,000 for the same period one year earlier. See "Comparison of Financial Condition at March 31, 2000 and December 31, 1999CAllowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three month periods ended March 31, 2000 and 1999 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                                      Noninterest Income

                                                          Increase (Decrease)
                                                          -------------------
                                 For the Three Months
                                    Ended March 31,           2000 - 1999
                                 ---------------------    -------------------
                                     2000         1999        $         %
                                 ----------  ---------    --------   --------

Insurance commissions..........   $   568      $   538    $   30        6%
Brokerage income...............       421          125       296      237%  (a)
Fees on loans..................       214          306      (92)      (30)  (b)
Service charges................       133          125         8        6%
Net gain on sales of securities        46           53       (7)     (13%)
Rental income..................        16           11         5       45%
Other..........................       365          266        99       37%  (c)
                                 ----------  ---------   --------
   Total noninterest income....  $  1,763     $  1,424   $   339       24%
                                 ==========  =========   ========

(a) Increase is primarily attributable to an increase in the number of professional staff at BNC Asset Management, Inc. as well as successful efforts to cross-sell brokerage services to bank customers.
(b) Decrease is primarily attributable to a reduction in commercial loan originations during the first quarter of 2000 as compared to the same quarter in the prior year.
(c) Increase is primarily attributable to fees associated with the BNC U.S. Opportunities Fund LLC which was formed on September 1, 1999 and which is managed by BNC--North Dakota.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three month periods ended March 31, 2000 and 1999 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):

                               Noninterest Expense

                                                                            Increase (Decrease)
                                                                         ---------------------------
                                            For the Three Months
                                               Ended March 31                   2000 - 1999
                                         ---------------------------     ---------------------------
                                            2000            1999             $               %
                                         ------------    -----------     -----------     -----------
Salaries and employee benefits......        $  2,030       $  2,191        $   (161)            (7)%  (a)
Professional Services...............             397            278             119             43%   (b)
Depreciation and amortization.......             387            386               1              0%
Occupancy...........................             327            286              41             14%
Office supplies, telephone and
   postage..........................             217            223              (6)            (3)%
Marketing and promotion.............             114            156             (42)           (27)%
FDIC and other assessments..........              47             47               0              0%
Other...............................             382            347              35             10%
                                         ------------    -----------     -----------
   Total noninterest expense........        $  3,901       $  3,914        $    (13)            (0)%
                                         ============    ===========     ===========
Efficiency ratio (c)                          77.91%         87.64%                         (9.73)%
                                         ============    ===========

---------------

(a) Decrease reflects results of general staff reductions. The Company's average full time equivalent employees was 176 for the quarter ended March 31, 2000 as compared to 189 for the same period one year earlier.

(b) Increase represents an increase in legal fees and an increase in brokerage costs at BNC Asset Management, Inc.

(c) Noninterest expense divided by an amount equal to net interest income plus noninterest income. The Company's efficiency ratio has improved due to increased net interest income and noninterest income coupled with reduced salaries and benefits expenses and, other than in the area of professional fees, the Company's ability to hold noninterest expenses relatively steady in the three months ended March 31, 2000 compared with the same period one year earlier.

Income Tax Expense. Income tax expense for the quarter ended March 31, 2000 increased $67,000 as compared to the same period in 1999 due to the increase in pre-tax income. The estimated effective tax rates for the three month periods ended March 31, 2000 and 1999 were 30.6 and 36.6 percent, respectively. The decrease in effective tax rates is due to realization of the effect of certain tax planning strategies as well as an increase in income attributable to tax-exempt investments.

Earnings per Common Share. See Note 4 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three month periods ended March 31, 2000 and 1999.

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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiaries are members of the FHLB, which affords them the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the banks' mortgage loans and various investment securities. During the first quarter of 2000, the Company increased its borrowings from the FHLB and used the proceeds to purchase investment securities with yields exceeding the cost of the borrowings.

The Company has also obtained funding through the issuance of subordinated notes. The indenture pursuant to which the Company's subordinated notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of March 31, 2000 and December 31, 1999. During February 2000, the Company retired $814,000 of the subordinated notes.

The following table sets forth, for the three months ended March 31, 2000 and 1999, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1:

                         Major Sources and Uses of Funds


                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
                                                           (in thousands)

Purchases of investment securities..................$ (99,469)    $ (82,015)

Net increase (decrease) in short-term borrowings....   84,225       (15,925)

Proceeds from sales and maturities of investment
   securities.......................................    5,668        94,675

Net decrease in loans...............................    5,654         4,558

Net decrease in deposits............................   (4,753)       (4,409)



Given the uncertain nature of customer demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, federal funds lines with correspondent banks, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit through national deposit networks. The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's business activities generate market and other risks. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk which arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk B timing differences in the maturity/re-pricing of assets, liabilities and off-balance sheet contracts; (2) Options risk B the effect of embedded options, such as loan prepayments, interest rate caps/floors and deposit withdrawals; (3) Basis risk B risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk B risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNCCORP's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled asset/liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 9.00 percent to 10.00 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending March 31, 2001 is shown below. The growth assumption used for this simulation was based on growth factors built into the Company's most current projections. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate with an 8.50 percent strike.


                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates                    -300bp      -200bp      -100bp     Unchanged    +100bp      +200bp     +300bp
                                              ------      ------      ------     ---------    ------      ------     ------
Projected 12-month net interest income....  $ 15,652    $ 15,534    $ 15,420    $ 15,307    $ 15,055   $ 14,807   $  14,557

Dollar change from rates unchanged
scenario. ................................       345         227         113          --        (252)      (500)       (750)

Percentage change from rates unchanged
scenario..................................      2.25%       1.48%       0.74%       0.00%      -1.65%     -3.27%      -4.90%


Benefit/(cost) from $25MM floor (1).......        66        (67)       (187)       (224)       (224)      (224)       (224)

Total net interest income impact with
floor.....................................    15,718     15,467      15,233      15,083      14,831     14,583      14,333

Dollar change from flat w/floor...........       635        384         150          --        (252)      (500)       (750)

Percentage change from unchanged w/floor..      4.21%      2.55%       0.99%       0.00%      -1.67%     -3.32%      -4.97%

POLICY LIMITS +/-.........................      9.00%      6.00%       3.00%       0.00%       3.00%      6.00%       9.00%

(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 (or 4.48% per million). The premium is being amortized on a straight-line basis over the 5-year term of the option.


The Company's rate sensitivity position over the projected twelve month horizon is liability sensitive. This is evidenced by the projected decrease of net interest income in the rising interest rate scenarios, and the increase in net interest income in falling rate scenarios. The primary reason for this interest rate risk profile is the growth of the Wealthbuilder deposit products along with the continued growth in these products that is projected into 2000, as well as the growth and mix of components of the asset side of the balance sheet.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3, 6, and 9 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of March 31, 2000 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           Part II - Other Information

Item 1.  Legal Proceedings

In the case of BancInsure v. BNC National Bank, et. al., on March 22, 2000, the federal district judge held that BNC--North Dakota's former loan officer was involved in a conflict of interest after July 1996 when she became involved in an investment with a customer of the bank. The judge ruled that the officer's obvious conflict of interest tainted all transactions between BNC--North Dakota and the bank customer from that point forward; that the payment of $300,000 by BancInsure to the bank was under the bank's lender liability coverage and was not recoverable by BancInsure; and that the bank was entitled to keep an additional $181,000 of payments made by BancInsure under the bank's fidelity bond based on the former officer's conflict and further evidence that she had diverted funds from the bank to the customer in direct violation of advice she had given to the bank. The further evidence of wrongful conduct supported the finding that she exhibited manifest intent to cause loss to the bank as required by the fidelity bond. The judge also ruled that the remaining $405,000 previously paid by BancInsure to BNC--North Dakota under the fidelity bond must be repaid to BancInsure because in spite of the conflict of interest, the evidence did not support a finding of manifest intent on the part of the loan officer to cause loss to the bank. See "Comparison of Financial Condition at March 31, 2000 and December 31, 1999--Allowance for Credit Losses" included under Item 2 of Part I. Based on the bank's opinion that the evidence did support a finding of manifest intent by the loan officer to cause loss to the bank in all dealings with the customer after the conflict developed, on April 21, 2000, BNC--North Dakota filed an appeal to the Eighth Circuit Court of Appeals.

The trial of counterclaims between BNC National Bank and the former loan officer is scheduled for September 2000.

The case of BNC National Bank v. Alamation LLC, et al. was stayed pending a decision in BancInsure v. BNC National Bank, et al.

In the case of Bunk v. BNC National Bank, et al., on March 15, 2000, the state district judge entered an order on the motions to dismiss filed by all defendants. The judge dismissed all Racketeer Influenced and Corrupt Organization Act claims against the bank and all other defendants. Three bank officers were also totally dismissed, with prejudice, from the lawsuit. Discovery is scheduled to commence on the remaining claims.


Item 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibit 27.  Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On January 14, 2000, the Company filed a Form 8-K dated December 31, 1999 under Item 2 reporting the sale of its asset-based lending subsidiary, BNC Financial Corporation to Associated Banc-Corp. No financial statements were required to be filed with the Form 8-K.

                                                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BNCCORP, Inc.




Date: May 12, 2000                       By     /s/ Gregory K. Cleveland
                                                --------------------------------
                                                    Gregory K. Cleveland
                                                    President
                                                    Chief Operating Officer
                                                    Only Authorized Signature