Form 10-Q
period 2000-06-30
BNCCORP INC
filed 2000-08-10
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                      -----

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2000

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the registrant's outstanding common stock on August 5, 2000 was 2,395,030.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                  December
                                                       June 30,      31,
                            ASSETS                      2000        1999
                                                      ----------  ---------
                                                            (unaudited)

CASH AND DUE FROM BANKS.............................. $  12,603  $  12,816
INTEREST-BEARING DEPOSITS WITH BANKS.................     3,171      5,565
FEDERAL FUNDS SOLD...................................        --      3,500
INVESTMENT SECURITIES AVAILABLE FOR SALE.............   275,346    150,992
LOANS AND LEASES, net of unearned income.............   264,229    262,051
ALLOWANCE FOR CREDIT LOSSES..........................   (3,259)    (2,872)
                                                      ----------  ---------
   Net loans and leases..............................   260,970    259,179
PREMISES, LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net..    14,364     12,006
INTEREST RECEIVABLE..................................     3,699      2,613
OTHER ASSETS.........................................     6,969      6,945
DEFERRED CHARGES AND INTANGIBLE ASSETS, net..........     2,982      3,261
                                                      ----------  ---------
                                                      $ 580,104    456,877
                                                      ==========  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing............................... $  33,496  $  29,798
   Interest-bearing -
      Savings, NOW and money market...................  137,825    127,454
      Time deposits $100,000 and over.................   61,147     46,779
      Other time deposits.............................  106,882    120,680
                                                      ----------  ---------
      Total Deposits..................................  339,350    324,711
SHORT-TERM BORROWINGS.................................  197,024     88,700
LONG-TERM BORROWINGS..................................   13,499     14,470
OTHER LIABILITIES.....................................    5,602      5,847
                                                      ----------  ---------
      Total liabilities...............................  555,475    433,728
                                                      ----------  ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
     shares authorized; no shares issued or
     outstanding......................................       --         --
   Common stock, $.01 par value, 10,000,000 shares
     authorized; 2,395,030 and 2,399,980 shares
     issued and outstanding (excluding 42,880 shares
     held in treasury) at June 30, 2000 and
     December 31, 1999, respectively..................       24         24
   Capital surplus....................................   14,013     13,976
   Retained earnings..................................   13,065     11,893
   Treasury stock (42,880 shares).....................    (513)      (513)
   Accumulated other comprehensive loss, net of
     income tax effects of $870 and $1,288 at
     June 30, 2000 and December 31, 1999,
     respectively.....................................  (1,960)    (2,231)
                                                      ----------  ---------
     Total stockholders' equity.......................   24,629     23,149
                                                      ----------  ---------
                                                      $ 580,104  $ 456,877
                                                      ==========  =========

The accompanying notes are an integral part of these consolidated balance sheets.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)



                                           For the Three      For the Six
                                            Months Ended      Months Ended
                                              June 30,          June 30,
                                         -----------------  -----------------
                                          2000     1999      2000      1999
                                         -------  --------  --------  -------
                                            (unaudited)         (unaudited)

INTEREST INCOME:
   Interest and fees on loans............$ 6,049  $  5,375   $11,754  $10,761
   Interest and dividends on
   investment securities -
      Taxable............................  4,091     1,210     7,170    2,543
      Tax-exempt.........................    234        70       463      121
      Dividends..........................    167        55       287      110
   Other.................................     63         7       113       18
                                          -------  --------  --------  -------
      Total interest income.............. 10,604     6,717    19,787   13,553
                                          -------  --------  --------  -------
INTEREST EXPENSE:
   Interest on deposits..................  4,101     2,850     7,829    5,869
   Interest on short-term borrowings.....  2,785       665     4,660    1,272
   Interest on long-term borrowings......    313       165       649      333
                                          -------  --------  --------  -------
      Total interest expense.............  7,199     3,680    13,138    7,474
                                          -------  --------  --------  -------
      Net interest income................  3,405     3,037     6,649    6,079
PROVISION FOR CREDIT LOSSES..............    337       309       819      522
                                          -------  --------  --------  -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES......................  3,068     2,728     5,830    5,557
                                          -------  --------  --------  -------
NONINTEREST INCOME:
   Fees on loans........................     537       361       751      667
   Insurance commissions................     487       558     1,055    1,096
   Brokerage income.....................     269       184       690      309
   Service charges......................     149       129       282      254
   Rental income........................       4        49        20       60
   Net gain on sales of securities......      --        41        46       94
   Other................................     424       244       789      510
                                          -------  --------  --------  -------
      Total noninterest income..........   1,870     1,566     3,633    2,990
                                          -------  --------  --------  -------
NONINTEREST EXPENSE:
   Salaries and employee benefits.......   2,008     2,224     4,038    4,415
   Depreciation and amortization........     388       394       775      780
   Other repossessed assets expenses/
     write-offs.........................     356        36       379       80
   Professional services................     310       221       707      499
   Occupancy............................     248       298       575      584
   Office supplies, telephone
     and postage........................     230       248       447      471
   Marketing and promotion..............     166       159       280      315
   FDIC and other assessments...........      48        48        95       95
   Other................................     358       381       717      684
                                          -------  --------  --------  -------
      Total noninterest expense.........   4,112     4,009     8,013    7,923
                                          -------  --------  --------  -------
INCOME BEFORE TAXES.....................     826       285     1,450      624
INCOME TAXES............................     266       116       457      240
                                          -------  --------  --------  -------

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                      (In thousands, except per share data)



                                              For the Three       For the Six
                                               Months Ended       Months Ended
                                                 June 30,           June 30,
                                              -----------------  ---------------
                                               2000     1999     2000     1999
                                              -------  ------- -------  -------
                                                 (unaudited)      (unaudited)

Income from continuing operations............. $  560  $   169  $  993  $  384
Discontinued Operation:
Income from operations of discontinued
     asset-based lending subsidiary,
     net of income taxes of $71 and $166......     --      104      --     243
Gain on disposal of asset-based lending
     subsidiary, net of income tax effects....     10       --      10      --
                                              -------  ------- -------  -------
Income before extraordinary item and
     cumulative effect of change in
     accounting principle.....................    570      273   1,003     627
Extraordinary item-gain on early
     extinguishment of debt, net of
     income taxes of $25 and $87..............     47       --     169      --
Cumulative effect of change in accounting
    principle, net of income tax effects......     --       --      --    (96)
                                              -------  ------- -------  -------
NET INCOME.................................... $  617  $   273 $ 1,172  $  531
                                              =======  ======= =======  =======

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations............. $ 0.23  $  0.07 $  0.41  $ 0.16
Income from operations of discontinued
     asset-based lending subsidiary,
     net of income tax effects................     --     0.04      --    0.10
Gain on disposal of asset-based lending
     subsidiary, net of income tax effects....   0.01       --    0.01      --
Extraordinary item-gain on early
     extinguishment of debt, net of income
     tax effects..............................   0.02       --    0.07      --
Cumulative effect of change in accounting
    principle, net of income tax effects......     --       --      --  (0.04)
                                              -------  ------- -------  -------
Earnings per share............................ $ 0.26  $  0.11 $  0.49  $ 0.22
                                              =======  ======= =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                        For the Three
                                         Months Ended       For the Six months
                                           June  30,          Ended June 30,
                                     --------------------- ---------------------
                                        2000       1999       2000      1999
                                      --------   --------   --------  --------
                                         (unaudited)             (unaudited)
NET INCOME........................... $   617    $   273    $ 1,172   $   531
OTHER COMPREHENSIVE INCOME --
   Unrealized gains (losses) on
     securities:
     Unrealized holding gains
     (losses) arising during
     the period, net of income
     tax effects of $156 and $522
     for the three months ended
     June 30, 2000 and 1999,
     respectively, and $417 and
     $730 for the six months
     ended June 30, 2000
     and 1999, respectively..........     877      (850)        271    (1,186)
     Less: reclassification
     adjustment for gains
     included in net income,
     net of income tax effects
     of $16 for the three months
     ended June 30, 1999, and $14
     and $35 for the six months
     ended June 30, 2000 and
     1999, respectively..............      --       (25)       (32)      (59)
                                      --------   --------   --------  --------
OTHER COMPREHENSIVE INCOME (LOSS)....     877      (875)        239   (1,245)
                                      --------   --------   --------  --------
COMPREHENSIVE INCOME (LOSS).......... $ 1,494    $ (602)    $ 1,411   $ (714)
                                      ========   ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2000
                        (In thousands, except share data)





                                                                                Accumulated
                                                                                   Other
                        Common    Stock     Capital    Retained    Treasury    Comprehensive
                        Shares    Amount    Surplus    Earnings     Stock         Income        Total
                      ---------  --------  ---------  ----------  ----------  ---------------  --------

Balance, December 31,
     1999............ 2,442,860  $     24  $  13,976  $   11,893  $    (513)  $       (2,231)  $ 23,149

  Net income
  (unaudited)........        --        --         --       1,172          --               --     1,172

  Other comprehensive
  loss --

  Change in unrealized
    holding loss on
    securities available
    for sale, net of
    income tax effects
    (unaudited)......        --        --         --          --          --              271       271

   Other (unaudited).   (4,950)        --         --          --          --               --        37
                      ---------  --------  ---------  ----------  ----------  ---------------  --------

Balance, June 30,
  2000 (unaudited)... 2,437,910  $     24  $  14,013  $   13,065  $    (513)  $       (1,960)  $ 24,629
                      =========  ========  =========  ==========  ==========  ===============  ========


The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In thousands)




                                                             2000       1999
                                                         ----------- ----------
                                                              (unaudited)

OPERATING ACTIVITIES:
   Net Income...........................................  $  1,172    $   531
   Adjustments to reconcile net income
      to net cash provided by
      operating activities --
      Provision for credit losses.......................       819        626
      Depreciation and amortization.....................       505        517
      Amortization of intangible assets.................       271        274
      Net premium amortization on
        investment securities...........................       336        192
      Proceeds from loans recovered.....................        68        120
      Change in interest receivable
        and other assets, net...........................   (1,529)       (29)
      Net realized gains on sales of
        securities......................................      (46)       (94)
      Change in other liabilities, net..................     (245)    (1,506)
      Originations of loans to be sold..................  (79,009)   (33,912)
      Proceeds from sale of loans.......................    79,009     33,912
                                                         ----------- ----------
         Net cash provided by operating
           activities...................................     1,351        631
                                                         ----------- ----------
INVESTING ACTIVITIES:
   Net decrease in federal funds sold...................     3,500         --
   Purchases of investment securities................... (137,677)  (121,522)
   Proceeds from sales of investment
     securities.........................................       898     30,190
   Proceeds from maturities of
     investment securities..............................    12,823     79,888
   Net increase in loans................................   (2,678)   (14,947)
   Additions to premises, leasehold
     improvements and equipment, net....................   (2,863)      (620)
                                                         ----------- ----------
         Net cash used in investing
           activities................................... (125,997)   (27,011)
                                                         ----------- ----------
FINANCING ACTIVITIES:
   Net increase (decrease) in demand,
     savings, NOW and money market accounts.............    14,069    (2,573)
   Net increase in time deposits........................       570      3,590
   Net increase in short-term borrowings................   108,324     17,753
   Repayments of long-term borrowings...................   (1,144)   (22,346)
   Proceeds from long-term borrowings...................        88     29,045
   Other................................................       132        129
                                                         ----------- ----------
         Net cash provided by financing
           activities...................................   122,039     25,598
                                                         ---------- -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............   (2,607)      (782)
CASH AND CASH EQUIVALENTS, beginning
  of period.............................................    18,381     10,284
                                                         ----------- ----------
CASH AND CASH EQUIVALENTS, end
  of period.............................................  $ 15,774    $ 9,502
                                                         =========== ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid........................................  $ 13,400    $ 8,964
                                                         =========== ==========
   Income taxes paid....................................  $    359    $   378
                                                         =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000


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

The unaudited consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000.

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


NOTE 3 -- Acquisitions and Divestitures

On December 31, 1999, the Company sold its asset-based lending subsidiary, BNC Financial Corporation ("BNC Financial"), to Associated Banc-Corp of Green Bay, Wisconsin. Operating results of BNC Financial for the three and six months ended June 30, 1999 are shown separately in the accompanying consolidated statements of income.

NOTE 4 -- Earnings per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended June 30:







                                              Net                    Per-Share
                                            Income       Shares        Amount
                                          -----------  -----------  -----------

                   2000
Basic earnings per share:
Income from continuing
  operations..........................     $ 560,000    2,399,436     $   0.23
Gain on disposal of asset-
  based lending subsidiary,
  net of income taxes.................        10,000    2,399,436         0.01
Extraordinary item - gain
  on early extinguishment
  of debt, net of income taxes........        47,000    2,399,436         0.02
                                          -----------               -----------
Income available to common
  stockholders........................     $ 617,000    2,399,436     $   0.26
                                          ===========               ===========
Effect of dilutive shares --
  Options.............................                        399
                                                       -----------
Diluted earnings per share:
Income from continuing operations........  $ 560,000    2,399,835     $   0.23
Gain on disposal of asset-based
  lending subsidiary,
  net of income taxes....................     10,000    2,399,835         0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes....................     47,000    2,399,835         0.02
                                          -----------               -----------

Income available to common
  stockholders...........................  $ 617,000    2,399,835     $   0.26
                                          ============              ===========

                   1999
Basic earnings per share:
Income from continuing operations........  $ 169,000    2,410,980     $   0.07
Income from operations of
  discontinued asset-based
  lending subsidiary, net
  of income taxes........................    104,000    2,410,980         0.04
                                          ------------              -----------
Income available to common
  stockholders...........................  $ 273,000    2,410,980     $   0.11
                                          ============              ===========
Effect of dilutive shares --
  Options................................                      19
                                                       -----------
Diluted earnings per share:
Income from continuing operations........  $ 169,000    2,410,999     $   0.07
Income from operations of
  discontinued asset-based lending
  subsidiary, net of income taxes........    104,000    2,410,999         0.04
                                          ------------              -----------
Income available to common stockholders..  $ 273,000    2,410,999     $   0.11
                                          ============              ===========



The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six month periods ended June 30:



                                            Net                      Per-Share
                                           Income        Shares        Amount
                                        ------------  ------------  -----------

                2000
Basic earnings per share:
Income from continuing
  operations........................      $ 993,000     2,399,708      $   0.41
Gain on disposal of asset-
  based lending subsidiary,
  net of income taxes...............         10,000     2,399,708          0.01
Extraordinary item-gain on
  early extinguishment of debt,
  net of income taxes...............        169,000     2,399,708          0.07
                                        ------------                -----------
Income available to common
  stockholders......................    $ 1,172,000     2,399,708      $   0.49
                                        ============                ===========
Effect of dilutive shares --
  Options...........................                          453
                                                      ------------
Diluted earnings per share:
Income from continuing operations...      $ 993,000     2,400,161      $   0.41
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes......................         10,000     2,400,161          0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes...............        169,000     2,400,161          0.07
                                        ------------  ------------  -----------
Income available to common
  stockholders......................    $ 1,172,000     2,400,161      $   0.49
                                        ============                ===========

                1999
Basic earnings per share:
Income from continuing operations...    $   384,000     2,408,450      $   0.16
Income from operations of
  discontinued asset-based
  lending subsidiary, net
  of income taxes...................        243,000     2,408,450          0.10
Cumulative effect of change
  in accounting principle,
  net of income taxes...............       (96,000)     2,408,450        (0.04)
                                        ------------                -----------
Income available to common
  stockholders......................    $   531,000     2,408,450      $   0.22
                                        ============                ===========
Effect of dilutive shares--

  Options...........................                           10
                                                      ------------
Diluted earnings per share:
Income from continuing operations...    $   384,000     2,408,460      $   0.16
Income from operations of
  discontinued asset-based
  lending subsidiary, net
  of income taxes...................        243,000     2,408,460          0.10
Cumulative effect of change in
  accounting principle, net of
  income taxes......................       (96,000)     2,408,460        (0.04)
                                        ------------                -----------
Income available to common
  stockholders......................    $   531,000     2,408,460      $   0.22
                                        ============                ===========





The following options and warrants, with exercise prices ranging from $6.31 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their effects were antidilutive:

        6/2000              3/2000             6/1999             3/1999
   ------------------  -----------------  -----------------  -----------------
        152,548            159,934            170,234            170,134


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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarter ended June 30 (in thousands):



                            2000                            1999
                ------------------------------ -------------------------------
                                 Other            BNC-            Other
                BNC-ND   BNC-MN   (a)    Total     ND     BNC-MN   (a)    Total
                -------  ------  ------ ------- -------   -----  ------- ------

Net interest
income.......   $ 2,539 $ 1,147  $(281) $ 3,405 $ 2,371  $  827  $(161) $ 3,037
Other revenue
  - external
  customers....   1,532     332       6   1,870   1,286     280      --   1,566
Intersegment
  revenue......      92       5   1,151   1,245      63      --     872     935
Income tax
  expense
  (benefit)....     206     191   (131)     266     106     127   (117)     116
Segment
  profit
  (loss) from
  continuing
  operations...     509     274   (223)     560     199     179   (209)     169
Income from
  operations
  of
  discontinued
  asset-based
  lending
  subsidiary,
  net of
  income taxes.      --      --      --      --      --      --     104     104
Gain on
  disposal of
  asset-based
  lending
  subsidiary,
  net of
  income taxes.      --      --      10      10      --      --      --      --
Extraordinary
  item-gain
  on early
  extinguishment
  of debt,
  net of
  income taxes.      --      --      47      47      --      --      --      --
Segment
  profit (loss)     509     274   (166)     617     199     179   (105)     273
Segment assets. 412,099 175,186  40,866 628,151 334,933  74,909  55,855 465,697


-----------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the six months ended June 30 (in thousands):





                            2000                            1999
                ------------------------------ -------------------------------
                                 Other             BNC-            Other
                BNC-ND   BNC-MN   (a)     Total     ND    BNC-MN   (a)    Total
                -------  ------  ------  ------- -------  -----  ------- -------

Net interest
income........ $ 5,000   $2,231  $(582)   $6,649  $4,721   $1,683 $(325)   6,079
Other revenue
 -external
 customers....   3,107      509      17    3,633   2,498     492      --   2,990
Intersegment
 revenue......     155        5   2,166    2,325     126      --   1,585   1,711
Income tax
 expense
 (benefit)....     327      379   (249)      457     213     230   (203)     240
Segment
 profit
 (loss) from
 continuing
 operations...     907      540   (454)      993     447     324   (387)     384
Income from
 operations
 of
 discontinued
 asset-based
 lending
 subsidiary,
 net of
 income
 taxes........      --       --      --       --      --      --     243     243
Gain on
 disposal of
 asset-based
 lending
 subsidiary,
 net of
 income
 taxes........      --       --      10       10      --      --      --      --
Extraordinary
 item-gain
 on early
 extinguishment
 of debt,
 net of
 income
 taxes........      --       --     169      169      --      --      --      --
Cumulative
 effect of
 change in
 accounting
 principle,
 net of
 income
 taxes........      --       --      --       --    (43)    (35)    (18)    (96)
Segment
 profit (loss)     907      540   (275)    1,172     404     289   (162)     531
 Segment
 assets....... 412,099  175,186  40,866  628,151 334,933  74,909  55,855 465,697


-----------------

(a) The financial information presented in the "Other" column is for the bank holding company. This component of the Company is not intended to earn revenue and does not qualify as an operating segment.

Reconciliation of segment profit to consolidated results (in thousands):


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                ----------------------  -----------------------
                                   2000        1999        2000         1999
                                ----------  ----------  ----------  -----------

Segment profit before
  taxes....................       $   826     $   285    $  1,451      $   624
Income tax expense.........         (266)       (116)       (458)        (240)
                                ----------  ----------  ----------  -----------
Segment profit from
  continuing operations....           560         169         993          384
Income from operations
  of discontinued
  asset-based lending
  subsidiary, net of
  income taxes.............            --         104          --          243
Gain on disposal of
  asset-based lending
  subsidiary, net of
  income taxes.............            10          --          10           --
Extraordinary item-gain
  on early extinguishment
  of debt, net of income
  taxes....................            47          --         169           --
Cumulative effect of
  change in accounting
  principle, net of
  income taxes.............            --          --          --         (96)
Elimination of
  intersegment profit......            --          --          --           --
                                ----------  ----------  ----------  -----------
Consolidated net income....        $  617     $   273     $ 1,172     $    531
                                ==========  ==========  ==========  ===========



NOTE 6 -- Retirement of Subordinated Notes

During the six months ended June 30, 2000, the Company retired $1.1 million of its 8 5/8 percent subordinated notes due 2004. The Company purchased the notes at a discount, and the transactions resulted in extraordinary gains of $169,000 ($.07 per share), net of income taxes of $87,000. The notes were retired using cash generated from the sale of BNC Financial.

NOTE 7 -- Other Real Estate Owned and Repossessed Assets

The Company recorded write downs to estimated net realizability and other expenses associated with repossessed assets of $356,000 and $379,000 for the three and six month periods ended June 30, 2000. The Company's investment in other real estate owned and repossessed assets of $936,000 as of June 30, 2000 represented management's current estimate of net realizable value based upon estimated fair value or offers received by the Company. During July 2000, the Company sold all other real estate owned and all but $79,000 of the repossessed assets. The net effect of the sales transactions was a positive adjustment to earnings of approximately $64,000 ($.03 per share), net of income taxes of approximately $30,000.

NOTE 8 -- Recently Issued Accounting Standards

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

NOTE 9 -- Subsequent Event, Trust Preferred Securities

On July 26, 2000, BNC Capital Trust I, a Delaware business trust and a wholly owned subsidiary of the Company, issued $7,500,000 of 12.045 percent trust preferred securities to investors and $232,000 of 12.045 percent common securities to the Company. Proceeds from the issuance of the securities were immediately used by the Trust to purchase $7,732,000 of 12.045 percent junior subordinated notes maturing 2030 from the Company. The trust preferred securities also have a thirty year maturity and may be redeemed at the option of the Trust after ten years. The trust preferred securities are secured by the junior subordinated notes and the guarantee of the Company. The trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, the trust preferred securities cannot constitute more than 25 percent of the total core capital of the Company. The amount of trust preferred securities in excess of the 25 percent limitation will constitute Tier 2 capital, or supplementary capital, of the Company.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Assets. Total assets increased $123.2 million, or 27 percent, from $456.9 million at December 31, 1999 to $580.1 million at June 30, 2000. The following table presents the Company's assets by category as of June 30, 2000 and December 31, 1999, as well as the amount and percent of change between the two dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):


                                       Assets

                                                                Change
                                                         ---------------------
                               June 30,      December
                                 2000        31, 1999         $          %
                             ------------  ------------  ----------  ---------

Cash and due from
  banks..................    $   12,603    $   12,816    $  (213)       (2)%
Interest-bearing
  deposits with banks....         3,171         5,565     (2,394)      (43)%
Federal funds sold.......            --         3,500     (3,500)     (100)%
Investment securities
  available for sale.....       275,346       150,992     124,354        82% (a)
Loans and leases, net....       260,970       259,179       1,791         1%
Premises, leasehold
  improvements and
  equipment, net.........        14,364        12,006       2,358        20%
Interest receivable......         3,699         2,613       1,086        42%
Other assets.............         6,969         6,945          24         0%
Deferred charges and
  intangible
  assets, net............         2,982         3,261       (279)       (9)%
                             ------------  ------------  ----------
      Total assets.......    $  580,104    $  456,877    $123,227        27%
                             ============  ============  ==========


(a) The Company increased its earning asset portfolio by purchasing additional investment securities funded primarily by borrowings from the Federal Home Loan Bank ("FHLB").


Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and six month periods ending June 30, 2000 (amounts are in thousands):


                                             Three Months     Six Months
                                                 Ended           Ended
                                             June 30, 2000   June 30, 2000
                                           ---------------- ---------------
                                              (Unaudited)     (Unaudited)


Balance, beginning of period................    $    2,991     $    2,872
Provision for credit losses.................           337            819
Loans charged off...........................          (91)          (500)
Loans recovered.............................            22             68
                                               ------------    ------------
Balance, end of period......................    $    3,259     $    3,259
                                               ============    ============
Ending loan portfolio ......................    $  264,229
                                               ============
Allowance for credit losses as a percentage
      of ending loan portfolio..............         1.23%




As of June 30, 2000, the Company's allowance for credit losses stands at 1.23 percent of total loans as compared to 1.10 percent at December 31, 1999. Net charge-offs as a percentage of average loans for the three and six month periods ended June 30, 2000 were .03 and .17 percent, respectively, as compared to .01 and .13 percent, respectively, for the same periods last year.

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


Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):



                                                 June 30,       December 31,
                                                   2000             1999
                                              -------------    ------------
                                               (Unaudited)

Nonperforming loans:
  Loans 90 days or more delinquent
    and still accruing interest...........     $        237     $       22
  Nonaccrual loans........................            1,252          1,620
  Restructured loans......................               11             16
Total nonperforming loans.................            1,500          1,658
  Other real estate owned and
  repossessed assets......................              936          1,207
Total nonperforming assets................            2,436          2,865
Allowance for credit losses...............            3,259          2,872
Ratio of total nonperforming
  assets to total assets..................             .42%           .63%
Ratio of total nonperforming
  loans to total loans....................             .57%           .63%
Ratio of allowance for credit
  losses to total nonperforming loans.....          217.26%        173.22%



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

Liabilities. Total liabilities increased $121.7 million, or 28 percent, from $433.7 million at December 31, 1999 to $555.5 million at June 30, 2000. The following table presents the Company's liabilities by category as of June 30, 2000 and December 31, 1999 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):



                                    Liabilities
                                                             Change
                                                     ----------------------
                          June 30,       December
                            2000         31, 1999         $           %
                        -------------  ------------- -----------   --------

Deposits:
Noninterest - bearing... $   33,496     $   29,798    $  3,698        12%
Interest - bearing --
  Savings, NOW and
    money market........    137,825        127,454      10,371         8% (a)
  Time deposits
    $100,000 and over...     61,147         46,779      14,368        31% (b)
  Other time deposits...    106,882        120,680    (13,798)      (11)% (a)
Short-term borrowings...    197,024         88,700     108,324       122% (c)
Long-term borrowings....     13,499         14,470       (971)       (7)%
Other liabilities.......      5,602          5,847       (245)       (4)%
                        -------------  ------------- -----------
  Total liabilities..... $  555,475     $  433,728   $ 121,747        28%
                        =============  ============= ===========


-------------------

(a) The continued popularity of the Company's Wealthbuilder deposit products has contributed to an increase in NOW and money market deposit accounts and a decrease in other time deposits. Some customers have elected to transfer maturing time deposits to the more liquid, competitively priced Wealthbuilder NOW and money market deposit products.

(b)  Increased balances in brokered deposits.

(c) Increased borrowings from the FHLB to fund purchases of investment securities.


Stockholders' Equity. The Company's equity capital increased $1.5 million between December 31, 1999 and June 30, 2000. This increase resulted from $1.2 million of earnings recorded for the six months ended June 30, 2000, restricted and other stock transactions netting to a $37,000 increase and a $271,000 decrease in the net unrealized holding loss on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of June 30, 2000:



                               Tier 1         Total        Tier 1
                             Risk-Based    Risk-Based     Leverage
                               Ratio          Ratio        Ratio
                             -----------   ------------  -----------

Consolidated.............       6.67%          9.87%        4.32%
BNC -- North Dakota......       9.47%         10.27%        6.43%
BNC -- Minnesota ........      10.34%         11.59%        5.43%



As of June 30, 2000, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

On July 26, 2000, the Company issued $7.5 million in trust preferred securities to enhance its regulatory capital base and provide added liquidity. The trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, the trust preferred securities cannot constitute more than 25 percent of the total core capital of the Company. The amount of trust preferred securities in excess of the 25 percent limitation will constitute Tier 2 capital, or supplementary capital, of the Company.

The Company is completing the final phases of construction on an office building in Fargo, North Dakota. Capital expenditures for Fargo were approximately $ 1.1 and $ 2.3 million, respectively, during the three and six month periods ended June 30, 2000 and $680,000 for the three and six month periods ended June 30, 1999. There were no other major capital expenditures made during these periods. Total expenditures to date for the Fargo building are approximately $5.9 million. The office building was occupied during the second quarter of 2000 with some excess space having been leased.


                     Comparison of Operating Results for the
            Three and Six Month Periods Ended June 30, 2000 and 1999

General. The Company's net income for the second quarter of 2000 was $617,000, or $0.26 per share on a basic and diluted basis. These results included income from continuing operations of $0.23 per share, a gain on disposal of the Company's asset-based lending subsidiary of $0.01 per share and an extraordinary gain from early extinguishment of debt of $0.02 per share. This compares with net income for the second quarter of 1999 of $273,000, or basic and diluted earnings per share of $0.11. The 1999 net income included income from continuing operations of $0.07 per share, and income from the discontinued asset-based lending subsidiary of $0.04 per share. The returns on average assets and equity for the quarter ended June 30, 2000, on a continuing operations basis, were 0.41 and 9.67 percent, respectively, as compared to 0.19 and 2.70 percent, respectively, for the same period one year earlier.

For the six months ended June 30, 2000, the net income was nearly $1.2 million, or basic and diluted earnings per share of $0.49. This included income from continuing operations of $0.41 per share, a gain on disposal of the asset-based lending subsidiary of $0.01 per share, and an extraordinary gain from early extinguishment of debt of $0.07 per share. For the first half of 1999, net income was $531,000, or $0.22 basic and diluted earnings per share. This included income from continuing operations of $0.16 per share, income from the discontinued asset-based lending subsidiary of $0.10 per share, and a charge of $0.04 per share from the cumulative effect of a change in accounting principle. The returns on average assets and equity for the six month period ended June 30, 2000, on a continuing operations basis, were 0.38 and 8.68 percent, respectively, as compared to 0.21 and 3.08 percent, respectively, for the same period one year earlier.


Net Interest Income. Net interest income for the three-month period ended June 30, 2000 increased $368,000, or 12.2 percent. Net interest margin decreased to
2.66 percent for the quarter ended June 30, 2000 from 3.62 percent for the same period one year earlier.

Net interest income for the six-month period ended June 30, 2000 increased $570,000, or 9.4 percent. Net interest margin decreased to 2.75 percent for the six months ended June 30, 2000 from 3.61 percent for the same period one year earlier.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and six month periods ended June 30, 2000 and 1999, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the tables:


                                   Three Months ended June 30,
                    -----------------------------------------------------
                                2000                        1999                   Change
                    -------------------------- -------------------------- --------------------------
                             Interest  Average          Interest  Average          Interest  Average
                     Average  earned   yield or Average  earned   yield or Average  earned   yield or
                     balance  or paid    cost   balance  or paid    cost   balance  or paid   cost
                    -------- -------- -------- -------- -------- -------- -------- -------- --------
                                       (Amounts in thousands)
 Interest-earning
  assets
Federal funds
  sold/interest
  bearing
  due from......... $  6,352 $     63    3.99% $  3,192 $      7     .88% $  3,160 $     56   3.11%
Investments........  253,013    4,492    7.14%   89,983    1,335    5.95%  163,030    3,157   1.19%(a)
Loans..............  258,422    6,049    9.41%  246,478    5,375    8.75%   11,944      674   0.66%(b)
 Allowance for
   loan losses.....  (3,255)       --           (2,910)       --             (345)       --
                    -------- --------          -------- --------          -------- --------
 Total interest-
   earning assets..  514,532   10,604    8.29%  336,743    6,717    8.00%  177,789    3,887   0.29%
                    ======== --------          ======== --------          ======== --------
 Interest-bearing
   liabilities
NOW & money
  market accounts..  136,765    1,792    5.27% $ 78,870      689    3.50% $ 57,895    1,103   1.77%(c)
  Savings..........    4,130       21    2.05%    6,599       33    2.01%  (2,469)     (12)   0.04%
Certificates of
  deposit under
  $100,000.........  106,786    1,441    5.43%  128,514    1,644    5.13% (21,728)    (203)   0.30%(c)
Certificates of
  deposit $100,000
  and over.........   54,838      847    6.21%   36,229      484    5.36%   18,609      363   0.85%(d)
                    --------  --------         -------- --------          -------- --------
 Interest -
   bearing
   deposits........  302,519    4,101    5.45%  250,212    2,850    4.57%   52,307    1,251   0.88%
Short-term
  borrowings:
 Securities & loans
   sold under
   agreements to
   repurchase and
   federal funds
   purchased.......  115,794    1,836    6.38%   20,744      255    4.93%   95,050    1,581   1.45%(e)
 FHLB notes
   payable.........   62,326      949    6.12%   31,089      410    5.29%   31,237      539   0.83%(e)
 Long-term
   borrowings......   13,618      313    9.24%    9,473      165    6.99%    4,145      148   2.25%
                    --------  --------         -------- --------          -------- --------
 Total borrowings..  191,738    3,098    6.50%   61,306      830    5.43%  130,432    2,268   1.07%
                    --------  --------         -------- --------          -------- --------
  Total
    interest-
    bearing
    liabilities.... $494,257    7,199    5.86% $311,518    3,680    4.74% $182,739    3,519   1.12%
                    ========  --------         ======== --------          ======== --------
  Net interest
    income/spread..          $  3,405    2.43%          $  3,037    3.26%          $    368  -0.83%(f)
                              ======== ========          =======  =======          ======== =======
  Net interest
    margin.........                      2.66%                      3.62%                    -0.96%(f)
                                       ========                   =======                   =======
Notation:
Noninterest-
  bearing
  deposits.........   26,592       --            25,355       --             1,237       --
                    --------                   --------                   --------
 Total deposits.... $329,111 $  4,101    5.01% $275,567 $  2,850    4.15% $ 53,544 $  1,251  0.86%
                    ========  ======== ======= ========  ======== ======= ======== ======== =======



                                Six Months ended June 30,
                    -----------------------------------------------------
                                2000                        1999                   Change
                    -------------------------- -------------------------- -------------------------
                             Interest  Average          Interest  Average          Interest  Average
                     Average  earned   yield or Average  earned   yield or Average  earned   yield or
                     balance  or paid    cost   balance  or paid    cost   balance  or paid   cost
                    -------- -------- -------- -------- -------- -------- -------- -------- -------
                                      (Amounts in thousands)

 Interest-earning
   assets
Federal funds
  sold/interest
  bearing due
  from............. $  6,001 $    113    3.79% $  3,130 $     18    1.16% $  2,871 $     95   2.63%
Investments........  226,590    7,920    7.03%   94,082    2,774    5.95%  132,508    5,146   1.08%(a)
Loans..............  256,102   11,754    9.23%  245,458   10,761    8.84%   10,644      993   0.39%(b)
 Allowance for
   loan losses.....  (3,203)       --           (2,832)       --             (371)       --
                    -------- --------          -------- --------          -------- --------
 Total interest-
   earning assets.. $485,490   19,787    8.20% $339,838   13,553    8.04% $145,652    6,234   0.16%
                    ======== --------          ======== --------          ======== --------
  Interest-bearing
     liabilities
NOW & money market
  accounts......... $130,986    3,339    5.13% $ 80,556    1,407    3.52% $ 50,430    1,932   1.61%(c)
Savings............    4,392       45    2.06%    6,882       69    2.02%  (2,490)     (24)   0.04%
Certificates of
  deposit under
  $100,000.........  112,133    2,959    5.31%  128,753    3,336    5.22% (16,620)    (377)   0.09%(c)
Certificates of
  deposit $100,000
  and over.........   49,903    1,486    5.99%   39,478    1,057    5.40%   10,425      429   0.59%(d)
                    -------- --------          -------- --------          -------- --------
Interest -
  bearing deposits.  297,414    7,829    5.29%  255,669    5,869    4.63%   41,745    1,960   0.66%
Short-term
  borrowings:
 Securities & loans
   sold under
   agreements to
   repurchase
   and federal
   funds
   purchased.......   94,384    2,899    6.18%   20,884      513    4.95%   73,500    2,386   1.23%(e)
 FHLB notes
   payable.........   58,923    1,761    6.01%   28,794      759    5.32%   30,129    1,002   0.69%(e)
Long-term
  borrowings.......   13,893      649    9.39%    9,379      333    7.16%    4,514      316   2.23%
                    -------- ---------          -------- --------          -------- --------
 Total borrowings..  167,200    5,309    6.39%   59,057    1,605    5.48%  108,143    3,704   0.91%
                    -------- ---------          -------- --------          -------- --------
  Total interest-
    bearing
    liabilities....  464,614   13,138    5.69%  314,726    7,474    4.79%  149,888    5,664   0.90%
                    ========  --------          ======== --------          ======== --------
  Net interest
    income/spread..           $ 6,649    2.51%            $6,079    3.25%          $    570  -0.74%(f)
                             ======== ========          ======= ========          ======== =======
  Net interest
    margin.........                      2.75%                      3.61%                    -0.86%(f)
                                      ========                  ========                   =======
Notation:
Noninterest-bearing
  deposits.........   26,925       --            25,371       --             1,554       --
                    --------                   --------                   --------
  Total
    deposits....... $270,489 $  7,829    4.85% $230,298 $  5,869    4.21% $ 40,191 $  1,960   0.64%
                    ======== ======== ======== ======== ======== ======== ======== ======== =======


(a) The Company has increased its investment securities holdings primarily through FHLB borrowings. The improved yield reflects the current interest rate environment as well as the current mix of the investment types in the Company's investment portfolio.

(b) The loan volume increase is attributable to increases in loans originated at BNC--Minnesota and BNC--North Dakota. The improved loan yield is reflective of the recent prime rate increases offset by some decreases in loan pricing spread to prime rate due to competitive pressures in the markets in which the Company operates.

(c) The increases in volume and cost of the NOW and money market deposit accounts and the decreased volume in certificates of deposit under $100,000 is reflective of the continued success of the Company's Wealthbuilder deposit products. Some customers have transferred maturing time deposits to the more liquid and competitively priced Wealthbuilder accounts.

(d) The 2000 periods include increased balances of brokered deposits. The increased cost is a result of the higher rate environment in 2000 as compared to the same periods in 1999.

(e) The increase in short-term borrowings and the costs associated with those borrowings is a result of the strategy discussed in (a) above and the higher interest rate environment in 2000 as compared to the same periods in 1999.

(f) Net interest spread and margin reflect the impact of the interest rate developments noted above but are more significantly impacted by the Company's strategy of increasing its earning asset portfolio by purchasing investment securities funded primarily by FHLB borrowings. While the strategy increases net interest income and earnings per share, it negatively impacts net interest spread and margin due to the significantly larger portion of the earning asset portfolio which is comprised of investment securities with yields typically lower than those earned on loans.


Provision for Credit Losses. The provision for credit losses was $337,000 for the quarter ended June 30, 2000 as compared to $309,000 for the same period one year earlier. For the six months ended June 30, 2000 and 1999, the provision for credit losses was $819,000 and $522,000, respectively. See "Comparison of Financial Condition at June 30, 2000 and December 31, 1999CAllowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and six month periods ended June 30, 2000 and 1999 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):



                                 Noninterest Income


                       For the Three                     For the Six
                       Months Ended                     Months Ended
                         June 30,          Change         June 30,         Change
                     ----------------  -------------  ---------------- --------------
                       2000     1999      $      %      2000     1999     $      %
                     -------- -------  ------ ------  -------  ------- ------ -------


Fees on loans....... $   537  $  361   $ 176    49%   $  751   $  667  $  84     13% (a)
Insurance
commissions.........     487     558    (71)  (13)%    1,055    1,096   (41)    (4)% (b)
Brokerage income....     269     184      85    46%      690      309    381    123% (c)
Service charges.....     149     129      20    16%      282      254     28     11%
Rental income.......       4      49    (45)  (92)%       20       60   (40)   (67)%
Net gain on
sales of
securities .........      --      41    (41)  (100)%      46       94   (48)   (51)%
Other...............     424     244     180    74%      789      510    279     55% (d)
                     -------- -------  ------         -------  ------- ------
    Total            $        $                       $        $
noninterest income..   1,870   1,566   $ 304    19%    3,633    2,990  $ 643     22%
                     ======== =======  ======         =======  ======= ======

-----------------

(a)  Increases in loan originations at BNC--North Dakota and BNC--Minnesota.

(b) Reduction in the number of insurance producers at BNC--North Dakota's subsidiary, BNC Insurance, Inc.

(c) Addition of professional staff at BNC--North Dakota's brokerage subsidiary, BNC Asset Management, Inc. and successful efforts to cross-sell brokerage services to bank customers.

(d) Increase is primarily attributable to fees associated with the BNC U.S. Opportunities Fund LLC which was formed on September 1, 1999 and is managed by BNC--North Dakota's Financial Services Division.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and six month periods ended June 30, 2000 and 1999 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):




                                Noninterest Expense


                   For the Three                 For the Six
                   Months Ended                  Months Ended
                    June 30,        Change         June 30,      Change
                --------------  -------------  ---------------  ----------------
                 2000    1999      $      %      2000    1999      $      %
                ------  ------  ------- -----  ------- -------  ------  -----

Salaries and
  employee
  benefits..... $2,008  $2,224  $(216)  (10)%  $4,038  $4,415   $(377)  (9)% (a)
Depreciation
  and
  amortization.    388    394     (6)   (2)%      775     780     (5)   (1)%
Other
  repossessed
  assets
  expenses /
  write-offs...    356     36     320   889%      379      80     299   374% (b)
Professional
  services.....    310    221      89    40%      707     499     208    42% (c)
Occupancy......    248    298    (50)   (17)%     575     584     (9)   (2)%
Office
  supplies,
  telephone
  and postage..    230    248    (18)   (7)%      447     471    (24)   (5)%
Marketing
  and
  promotion....    166    159       7     4%      280     315    (35)   (11)%
FDIC and
  other
  assessments..     48     48      --     0%       95      95      --     --
Other..........    358    381    (23)   (6)%      717     684      33     5%
                ------- ------  ------         ------- -------  ------
Total
noninterest     $
expense........  4,112  $4,009  $ 103     3%   $8,013  $7,923    $ 90     1%
                ======= ======  ======         ======= =======  ======
Efficiency
  ratio (d)....  77.9%  87.1%           (9)%    77.9%   87.4%           (10)%
                ======= ======                 ======= =======



     (a) General staff reductions. The Company's average full time equivalent employees was 176 for the quarter and six months ended June 30, 2000 as compared to 189 for the same periods one year earlier.

     (b) Write-down to estimated net realizability of repossessed assets including expenses associated with disposition of such assets.

     (c) Increase is primarily attributable to volume-related brokerage costs at BNC Asset Management, Inc. and increased legal fees.

     (d) Noninterest expense divided by an amount equal to net interest income plus noninterest income. The Company's efficiency ratio has improved due to increased net interest income and noninterest income coupled with reduced salaries and benefits expenses and, other than professional fees and expenses associated with repossessed assets, the Company's ability to hold noninterest income relatively steady in the three and six month periods ended June 30, 2000 compared with the same periods one year earlier.

Income Tax Expense. Income tax expense for the quarter ended June 30, 2000 increased $150,000 as compared to the same period in 1999 due to the increase in pre-tax income. The estimated effective tax rates for the three month periods ended June 30, 2000 and 1999 were 32.2 and 40.7 percent, respectively.

Income tax expense for the six months ended June 30, 2000 increased $217,000 as compared to the same period in 1999 due to the increase in pre-tax income. The estimated effective tax rates for the six month periods ended June 30, 2000 and 1999 were 31.5 and 38.5 percent, respectively.

The decrease in effective tax rates for the quarter and six month periods ended June 30, 2000 as compared to the same periods one year earlier is due to realization of the effect of certain tax planning strategies as well as an increase in income attributable to tax-exempt investments.

Earnings per Common Share. See Note 4 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three and six month periods ended June 30, 2000 and 1999.

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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiaries are members of the FHLB, which affords them the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the banks' mortgage loans and various investment securities. During the first six months of 2000, the Company increased its borrowings from the FHLB and used the proceeds to purchase investment securities with yields exceeding the cost of the borrowings.

On July 26, 2000, the Company issued $7.5 million in trust preferred securities to enhance its regulatory capital base and provide added liquidity. See
"Comparison of Financial Condition at June 30, 2000 and December 31, 1999CCapital Adequacy and Expenditures."

The Company has also obtained funding through the issuance of subordinated notes. The indenture pursuant to which the Company's subordinated notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of June 30, 2000 and December 31, 1999. During the first six months of 2000, the Company retired $1.1 million of the subordinated notes.

The following table sets forth, for the six months ended June 30, 2000 and 1999, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (in thousands):


                            Major Sources and Uses of Funds



                                                        For the
                                                       Six Months
                                                         Ended
                                                        June 30,
                                                   ------------------
                                                     2000        1999
                                                   --------    --------

   Purchases of investment securities......     $(137,677)   $(121,522)

   Net increase in short-term borrowings...        108,324       17,753

   Net increase in deposits................         14,639        1,017

   Proceeds from sales and maturities of
   investment securities...................         13,721      110,078

   Net increase in loans...................        (2,678)      (14,947)

   Net increase (decrease) in long-term
   borrowings..............................        (1,056)        6,744



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

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled asset/liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its current starting point of 9.50 percent to 10.50 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending June 30, 2001 is shown below. The growth assumption used for this simulation was based on the growth projections the Company anticipates over the next 12 months given trends since the beginning of 2000. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate with an 8.50 percent strike.

                            Net Interest Income Simulation
                                (amounts in thousands)

Movement in
  interest rates      -300bp  -200bp  -100bp  Unchanged  +100bp  +200bp  +300bp
                      ------  ------  ------  --------  ------  ------  ------
Projected 12-month
  net interest
  income...........  $15,686 $15,412 $15,140   $14,867 $14,461 $14,058 $13,707
Dollar change
  from rates
  unchanged
  scenario. .......      819     545     273        --   (406)   (809) (1,160)
Percentage change
  from rates
  unchanged
  scenario........     5.51%   3.67%   1.84%        -- (2.73)% (5.44)% (7.80)%
Cost of $25MM
  floor (a)........     (77)   (171)   (224)     (224)   (224)   (224)   (224)
Total net
  interest income
  impact with
  floor............   15,609  15,241  14,916    14,643  14,237  13,834  13,483
Dollar change
  from flat
  w/floor..........      966     598     273        --   (406)   (809) (1,160)

Percentage
  change from
  unchanged
  w/floor..........    6.60%   4.08%   1.86%        -- (2.77)% (5.52)% (7.92)%
POLICY LIMITS +/-..    9.00%   6.00%   3.00%     0.00%   3.00%   6.00%   9.00%

--------------------------

(a) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 (or 4.48% per million). The premium is being amortized on a straight-line basis over the 5-year term of the option.

The Company's rate sensitivity position over the projected twelve month horizon is liability sensitive. This is evidenced by the projected decrease of net interest income in the rising interest rate scenarios, and the increase in net interest income in falling rate scenarios. The primary reason for this interest rate risk profile is the growth of the Wealthbuilder deposit products along with the continued growth in these products that is projected over the next 12 months, as well as the growth and mix of components of the asset side of the balance sheet.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3, 6, and 9 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of June 30, 2000 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.



                           Part II - Other Information

Item 1.   Legal Proceedings

As previously disclosed, the counterclaim portion of BancInsure v. BNC National Bank, was severed from the main case by the US District Judge. The claim against the former loan officer for her alleged wrongful actions while a bank officer and related claims was scheduled to be tried in September 2000. In June 2000, the former loan officer entered into a consent order with the Office of the Comptroller of the Currency as a result of her alleged actions that were the subject of the Company's counterclaim. The consent order provided that Gronlie make a global settlement offer to the Company in the amount of $473,400 secured by her interest in a simulator site in San Antonio, TX and her personal guaranty for $100,000. The offer has been accepted by the various parties, effective July 30, 2000, and will result in the dismissal of all pending actions between the Company and the former loan officer. BancInsure, the Company's fidelity bond insurer, is claiming subrogation rights to approximately $181,000 of the settlement amount, which the Company intends to contest vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 7, 2000 (the "Annual Meeting"). Proxies were solicited pursuant to the Securities Exchange Act of 1934, as amended. At the Annual Meeting, James D. LaBreche, Brenda L. Rebel and Brad J. Scott were elected to serve until the 2003 annual meeting of stockholders. The number of votes cast for or withheld from each nominee was as follows:

             Name                  For              Withheld
-------------------------   ------------------  ------------------
James D. LaBreche               1,900,520            134,550
Brenda L. Rebel                 1,900,520            134,550
Brad J. Scott                   1,900,520            134,550

With respect to the election of directors, there were no abstentions and non-votes totaled 364,910.

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Tracy Scott, Gregory K. Cleveland, John A. Hipp, M.D., Richard M. Johnsen, Jr., John M. Shaffer and Jerry R. Woodcox.

At the Annual meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2000. Holders of 1,982,120 shares voted for, holders of 3,850 shares voted against and holders of 49,100 shares abstained from voting on such proposal. Non-votes with respect to such proposal totaled 368,760.

Item 6.     Exhibits and Reports on Form 8-K


(a) Exhibit 10.1, Junior Subordinated Indenture between BNCCORP, Inc. and First Union National Bank as Trustee dated as of July 12, 2000.

     Exhibit 10.2, Guarantee Agreement between BNCCORP, Inc. as Guarantor and First Union National Bank as Guarantee Trustee dated as of July 12, 2000 - BNC Capital Trust I.

     Exhibit 10.3, Amended and Restated Trust Agreement among BNCCORP, Inc. as Depositor, First Union National Bank as Property Trustee, First Union Trust Company, National Association as Delaware Trustee and the Administrative Trustees dated as of July 12, 2000 - BNC Capital Trust I.

     Exhibit 27, Financial Data Schedule.


(b)  Reports on Form 8-K

     None.


                                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BNCCORP, Inc.




Date: August 2, 2000                By     /s/ Gregory K. Cleveland
                                        ------------------------------
                                            Gregory K. Cleveland
                                            President
                                            Chief Operating Officer
                                            Duly Authorized Officer