Form 10-Q
period 2000-09-30
BNCCORP INC
filed 2000-11-13
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter  ended  September  30, 2000

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the registrant's outstanding common stock on November 5, 2000 was 2,395,030.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)


ASSETS
                                                September 30,   December 31,
                                                    2000            1999
                                                ------------    ------------
                                                (unaudited)
CASH AND DUE FROM BANKS........................ $     9,820     $    12,816
INTEREST-BEARING DEPOSITS WITH BANKS...........       3,840           5,565
FEDERAL FUNDS SOLD.............................       3,500           3,500
INVESTMENT SECURITIES AVAILABLE FOR SALE.......     262,517         150,992
LOANS AND LEASES, net of unearned income.......     255,467         262,051
ALLOWANCE FOR CREDIT LOSSES....................     (3,428)         (2,872)
                                                ------------     ------------
  Net loans and leases.........................     252,039         259,179
PREMISES, LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT, net...............................      14,743          12,006
INTEREST RECEIVABLE............................       4,217           2,613
OTHER ASSETS...................................       6,055           6,945
DEFERRED CHARGES AND INTANGIBLE
  ASSETS, net..................................       2,842           3,261
                                                ------------     ------------
                                                $   559,573      $  456,877
                                                ============     ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing.......................... $    31,797      $   29,798
  Interest-bearing -
    Savings, NOW and money market..............     144,589         127,454
    Time deposits $100,000 and over............      59,757          46,779
    Other time deposits........................     104,001         120,680
                                                ------------     ------------
  Total Deposits...............................     340,144         324,711
SHORT-TERM BORROWINGS..........................     166,755          88,700
LONG-TERM BORROWINGS...........................      12,827          14,470
OTHER LIABILITIES..............................       6,263           5,847
                                                ------------     ------------
  Total liabilities............................     525,989         433,728
                                                ------------     ------------
GUARANTEED PREFERRED BENEFICIAL INTERESTS
 IN COMPANY'S SUBORDINATED DEBENTURES..........       7,372              --
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
   2,000,000 shares authorized; no shares
   issued or outstanding.......................          --              --
 Common stock, $.01 par value,
   10,000,000 shares authorized;
   2,395,030 and 2,399,980 shares issued
   and outstanding (excluding 42,880
   shares held in treasury) at September
   30, 2000 and December 31, 1999,
   respectively................................          24              24
 Capital surplus...............................      14,032          13,976
 Retained earnings.............................      13,662          11,893
 Treasury stock (42,880 shares)................       (513)           (513)
 Accumulated other comprehensive loss,
   net of income tax effects
   of $415 and $1,288 at September 30,
   2000 and December 31, 1999,
   respectively..............................         (993)         (2,231)
                                                ------------     ------------
 Total stockholders' equity..................        26,212          23,149
                                                ------------     ------------
                                                $   559,573      $  456,877
                                                ============     ============

The accompanying notes are an integral part of these consolidated balance sheets.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                   (unaudited)


                                           For the Three        For the Nine
                                           Months Ended         Months Ended
                                           September 30,        September 30,
                                        -------------------  ------------------
                                           2000      1999      2000      1999
                                        ---------  --------  --------  --------
INTEREST INCOME:
 Interest and fees on loans............ $  6,384   $ 5,610   $18,138   $16,371
 Interest and dividends on
  investment securities -
    Taxable............................    4,090     1,536    11,260     4,079
    Tax-exempt.........................      234       121       697       242
    Dividends..........................      179        67       466       177
 Other.................................       63        19       176        37
                                        ---------  --------  --------  --------
    Total interest income..............   10,950     7,353    30,737    20,906
                                        ---------  --------  --------  --------
INTEREST EXPENSE:
 Interest on deposits..................    4,517     3,208    12,346     9,077
 Interest on short-term
   borrowings..........................    2,661       856     7,321     2,128
 Interest on long-term
   borrowings..........................      304       176       953       509
                                        ---------  --------  --------  --------
   Total interest expense..............    7,482     4,240    20,620    11,714
                                        ---------  --------  --------  --------
   Net interest income.................    3,468     3,113    10,117     9,192
PROVISION FOR CREDIT LOSSES............      107       354       926       876
                                        ---------  --------  --------  --------
NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES...........    3,361     2,759     9,191     8,316
                                        ---------  --------  --------  --------
NONINTEREST INCOME:
 Fees on loans.........................      587       361     1,388     1,028
 Insurance commissions.................      475       460     1,530     1,556
 Brokerage income......................      371       199     1,061       508
 Service charges.......................      165       138       447       392
 Net gain on sales of
   securities..........................       36        66        82       160
 Rental income.........................       17        48        37       108
 Other.................................      332       214     1,071       724
                                        ---------  --------  --------  --------
   Total noninterest income............    1,983     1,486     5,616     4,476
                                        ---------  --------  --------  --------
NONINTEREST EXPENSE:
 Salaries and employee benefits........    2,408     2,321     6,446     6,736
 Depreciation and amortization.........      439       401     1,214     1,181
 Occupancy.............................      387       336       962       920
 Professional services.................      253       395       960       894
 Office supplies, telephone
   and postage.........................      248       261       695       732
 Minority interest in income
   of subsidiaries.....................      166        --       166        --
 Marketing and promotion...............      123       172       403       487
 Repossessed and impaired
   assets expenses/write-offs..........       84       124       463       204
 FDIC and other assessments............       52        48       147       143
 Other.................................      403       221     1,120       905
                                        ---------  --------  --------  --------
   Total noninterest expense...........    4,563     4,279    12,576    12,202
                                        ---------  --------  --------  --------
INCOME (LOSS) BEFORE TAXES.............      781      (34)     2,231       590
INCOME TAXES...........................      249      (38)       706       202
                                        ---------  --------  --------  --------

The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                      (In thousands, except per share data)
                                   (unaudited)

                                           For the Three        For the Nine
                                           Months Ended         Months Ended
                                           September 30,        September 30,
                                        -------------------  ------------------
                                           2000      1999      2000      1999
                                        ---------  --------  --------  --------
Income from continuing
 operations...........................  $    532   $     4   $ 1,525   $   388
Discontinued Operation:
Income from operations of
 discontinued asset-based lending
 subsidiary, net of income taxes
 of $126 and $292.....................        --       186        --       429
Gain on disposal of asset-based
 lending subsidiary, net of income
 tax effects..........................        --        --        10        --
                                        ---------  --------  --------  --------
Income before extraordinary item
 and cumulative effect of change
 in accounting principle..............       532       190     1,535       817
Extraordinary item-gain on early
 extinguishment of debt, net of
 income taxes of $33 and $120.........        65        --       234        --
Cumulative effect of change in
 accounting principle, net of
 income tax effects...................        --        --        --      (96)
                                        ---------  --------  --------  --------
NET INCOME............................  $    597   $   190   $ 1,769   $   721
                                        =========  ========  ========  ========

BASIC AND DILUTED EARNINGS
 PER COMMON SHARE:
Income from continuing
 operations...........................  $   0.22   $  0.00   $  0.63   $  0.16
Income from operations of
 discontinued asset-based
 lending subsidiary, net of
 income tax effects...................        --      0.08        --      0.18
Gain on disposal of asset-based
 lending subsidiary, net of
 income tax effects...................        --        --      0.01        --
Extraordinary item-gain on early
 extinguishment of debt, net
 of income tax effects................      0.03        --      0.10        --
Cumulative effect of change in
 accounting principle, net of
 income tax effects...................        --        --        --    (0.04)
                                        ---------  --------  --------  --------
Earnings per share....................  $   0.25   $  0.08   $  0.74   $  0.30
                                        =========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)



                                           For the Three        For the Nine
                                           Months Ended         Months Ended
                                           September 30,        September 30,
                                        -------------------  ------------------
                                           2000      1999      2000      1999
                                        ---------  --------  --------  --------
                                            (unaudited)          (unaudited)
NET INCOME............................  $    597   $   190   $ 1,769   $   721
OTHER COMPREHENSIVE INCOME -
 Unrealized gains (losses) on
   securities:
     Unrealized holding
     gains (losses) arising during
     the period, net of income tax
     effects of $(456) and $179
     for the three months ended
     September 30, 2000 and 1999,
     respectively, and $(873) and
     $909 for the nine months ended
     September 30, 2000 and 1999,
     respectively.....................       967     (289)     1,238   (1,475)

     Less: reclassification
     adjustment for gains included
     in net income, net of income
     tax effects of $12 and $21 for
     the three months ended September
     30, 2000 and 1999, respectively,
     and $26 and $60 for the nine
     months ended September 30,
     2000 and 1999, respectively......      (24)      (45)      (56)     (100)
                                        ---------  --------  --------  --------
OTHER COMPREHENSIVE INCOME (LOSS).....       943     (334)     1,182   (1,575)
                                        ---------  --------  --------  --------
COMPREHENSIVE INCOME (LOSS)...........  $  1,540   $ (144)   $ 2,951   $ (854)
                                        =========  ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                                        BNCCORP, INC. AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity
                                 For the Nine Months Ended September 30, 2000
                                       (In thousands, except share data)


                                                                                     Accumulated
                                                                                        Other
                                     Common Stock     Capital   Retained  Treasury  Comprehensive
                                    --------------
                                    Shares   Amount   Surplus   Earnings    Stock       Income      Total
                                  --------- -------- --------- ---------- --------- ------------- ---------

Balance, December 31, 1999......  2,442,860 $    24  $ 13,976  $  11,893  $  (513)  $    (2,231)  $ 23,149

Net income (unaudited)..........         --      --        --      1,769        --            --     1,769

  Other comprehensive loss -

  Change in unrealized
    holding loss on
    securities available
    for sale, net of income
    tax effects (unaudited).....         --      --        --         --        --         1,238     1,238

  Other (unaudited).............    (4,950)      --        56         --        --            --        56
                                  --------- -------- --------- ---------- --------- ------------- ---------

Balance, September 30,
  2000 (unaudited)..............  2,437,910 $    24  $ 14,032  $  13,662  $  (513)  $      (993)  $ 26,212
                                  ========= ======== ========= ========== ========= ============= =========


The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)

                                                    2000            1999
                                                ------------    ------------
                                                        (unaudited)
OPERATING ACTIVITIES:
  Net Income................................... $     1,769     $       721
  Adjustments to reconcile
   net income to net cash
   provided by operating activities -
     Provision for credit losses...............         926           1,005
     Depreciation and amortization.............         808             784
     Amortization of intangible assets.........         406             410
     Net premium amortization on
       investment securities...................         536             445
     Proceeds from loans recovered.............         212             129
     Change in interest receivable
       and other assets, net...................     (1,448)         (1,606)
     Net realized gains on sales
       of securities...........................        (82)           (160)
     Change in other liabilities, net..........         416         (1,568)
     Originations of loans to be sold..........   (113,360)        (55,096)
     Proceeds from sale of loans...............     113,360          55,096
                                                ------------    ------------
       Net cash provided by operating
         activities............................       3,543             160
                                                ------------    ------------
INVESTING ACTIVITIES:
  Purchases of investment securities...........   (157,012)       (147,271)
  Proceeds from sales of investment
    securities.................................       7,916          33,899
  Proceeds from maturities of
    investment securities......................      39,087          83,955
  Net (increase) decrease in
    loans......................................       6,002        (12,294)
  Additions to premises, leasehold
    improvements and equipment, net............     (3,545)         (2,775)
                                                ------------    ------------
       Net cash used in investing
         activities............................   (107,552)        (44,486)
                                                ------------    ------------
FINANCING ACTIVITIES:
  Net increase in demand, savings,
    NOW and money market accounts..............      19,134          20,889
  Net increase (decrease) in time
    deposits...................................     (3,701)           2,858
  Net increase in short-term
    borrowings.................................      78,055          18,383
  Repayments of long-term borrowings...........     (1,861)        (24,860)
  Proceeds from long-term borrowings...........          88          33,100
  Proceeds from trust preferred
    offering...................................       7,372              --
  Other........................................         201              88
                                                ------------    ------------
       Net cash provided by financing
         activities............................      99,288          50,458
                                                ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.............................     (4,721)           6,132
CASH AND CASH EQUIVALENTS, beginning
  of period....................................      18,381          10,284
                                                ------------    ------------
CASH AND CASH EQUIVALENTS, end
  of period.................................... $    13,660     $    16,416
                                                ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid................................ $    20,217     $    14,335
                                                ============    ============
  Income taxes paid............................ $       366     $       643
                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000


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

The unaudited consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000.

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


NOTE 2 - Reclassifications

Certain of the 1999  amounts  have been  reclassified  to conform  with the 2000
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.


NOTE 3 - Acquisitions and Divestitures

On December 31, 1999, the Company sold its asset-based lending subsidiary, BNC Financial Corporation ("BNC Financial"), to Associated Banc-Corp of Green Bay, Wisconsin. Operating results of BNC Financial for the three and nine months ended September 30, 1999 are shown separately in the accompanying consolidated statements of income.

NOTE 4 - Earnings per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended September 30:

                                               Net                   Per-Share
                                             Income        Shares      Amount
                                          -------------  ----------  ---------
                         2000
Basic earnings per share:
Income from continuing operations........ $    532,000   2,395,030   $   0.22
Extraordinary item - gain on
  early extinguishment of debt, net
  of income taxes........................       65,000   2,395,030       0.03
                                          -------------              ---------
Income available to common
  stockholders........................... $    597,000   2,395,030   $   0.25
                                          =============              =========
Effect of dilutive shares -
    Options..............................                      291
                                                         ----------
Diluted earnings per share:
Income from continuing operations........ $    532,000   2,395,321   $   0.22
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes....................       65,000   2,395,321       0.03
                                          -------------              ---------
Income available to common
  stockholders........................... $    597,000   2,395,321   $   0.25
                                          =============              =========
                         1999

Basic earnings per share:
Income from continuing operations........ $      4,000   2,409,654   $   0.00
Income from operations of
  discontinued asset-based
  lending subsidiary, net of
  income taxes...........................      186,000   2,409,654       0.08
                                          -------------              ---------
Income available to common
  stockholders........................... $    190,000   2,409,654   $   0.08
                                          =============              =========
Effect of dilutive shares -
    Options..............................                      381
                                                         ----------
Diluted earnings per share:
Income from continuing operations........ $      4,000   2,410,035   $   0.00
Income from operations of
  discontinued asset-based lending
  subsidiary, net of income taxes........      186,000   2,410,035       0.08
                                          -------------              ---------
Income available to common
  stockholders........................... $    190,000   2,410,035   $   0.08
                                          =============              =========


The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine month periods ended September 30:


                                               Net                   Per-Share
                                             Income        Shares      Amount
                                          -------------  ----------  ---------
                         2000
Basic earnings per share:
Income from continuing operations........ $  1,525,000   2,398,137   $   0.63
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes...........................       10,000   2,398,137       0.01
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes...........................      234,000   2,398,137       0.10
                                          -------------              ---------
Income available to common
  stockholders........................... $  1,769,000   2,398,137   $   0.74
                                          =============              =========
Effect of dilutive shares -
    Options..............................                      898
                                                        -----------
Diluted earnings per share:
Income from continuing operations........ $  1,525,000   2,399,035   $   0.63
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes...........................       10,000   2,399,035       0.01
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes...........................      234,000   2,399,035       0.10
                                          -------------              ---------
Income available to common
  stockholders........................... $  1,769,000   2,399,035   $   0.74
                                          =============              =========

                         1999
Basic earnings per share:
Income from continuing operations........ $    388,000   2,408,855   $   0.16
Income from operations of
  discontinued asset-based
  lending subsidiary, net of
  income taxes........................... $    429,000   2,408,855       0.18
Cumulative effect of change in
  accounting principle, net of
  income taxes...........................     (96,000)   2,408,855     (0.04)
                                          -------------              ---------
Income available to common
  stockholders........................... $    721,000   2,408,855   $   0.30
                                          =============              =========
Effect of dilutive shares -
    Options..............................                      300
                                                        -----------
Diluted earnings per share:
Income from continuing operations........ $    388,000   2,409,155   $   0.16
Income from operations of
  discontinued asset-based
  lending subsidiary, net of
  income taxes...........................      429,000   2,409,155       0.18
Cumulative effect of change in
  accounting principle, net of
  income taxes...........................     (96,000)   2,409,155     (0.04)
                                          -------------              ---------
Income available to common
  stockholders........................... $    721,000   2,409,155   $   0.30
                                          =============              =========

The following number of options and warrants, with exercise prices ranging from $6.31 to $17.75, were outstanding during the three month periods indicated but were not included in the computation of diluted EPS because their effects were antidilutive:

      9/2000     6/2000     3/2000     9/1999     6/1999     3/1999
    ---------  ---------  ---------  ---------  ---------  ---------
     154,348    152,548    159,934    170,034    170,234    170,134


NOTE 5 - Segment Disclosures

BNCCORP segments its operations into two separate business activities, based on the nature of the products and services for each segment: BNC National Bank ("BNC-North Dakota") and BNC National Bank of Minnesota ("BNC-Minnesota").

The operations of BNC-North Dakota provide traditional community banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as servicing of loans for others. In addition to these banking services, BNC-North Dakota also provides brokerage, trust and other financial services and sells insurance products.

BNC-Minnesota also provides traditional community banking services, but this segment is distinguished primarily by its emphasis on commercial banking activities in Minnesota.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarter ended September 30 (in thousands):

                                         2000                                      1999
                        ---------------------------------------- ----------------------------------------
                                              Other                                     Other
                         BNC-ND    BNC-MN      (a)      Total      BNC-ND    BNC-MN      (a)      Total
                        --------- --------- --------- ---------- ---------- --------- --------- ---------

Net interest income.... $  2,492  $ 1,163   $  (187)  $   3,468  $   2,427  $    866  $  (180)  $  3,113
Other revenue -
  external customers...    1,633      323         22      1,978      1,174       313        --     1,487
Intersegment revenue...       80       --      1,171      1,251         82        --       758       840
Income tax expense
  (benefit)............      126      260      (137)        249       (10)        95     (123)      (38)
Segment profit
  (loss) from
  continuing
  operations...........      423      386      (277)        532         19       133     (148)         4
Income from
  operations of
  discontinued
  asset-based
  lending
  subsidiary, net
  of income taxes......       --       --         --         --         --        --       186       186
Extraordinary
  item-gain on
  early
  extinguishment of
  debt, net of
  income taxes.........       --       --         65         65         --        --        --        --
Segment profit
  (loss)...............      423      386      (212)        597         19       133      (38)       190
Segment assets.........  390,405  177,707     56,404    624,516    331,255    94,941    21,256   447,452
-----------------

(a) The financial information presented in the "Other" column is for the parent company and BNC Capital Trust I, the business trust established for the purpose of issuing trust preferred securities. These components do not generate revenue or qualify as operating segments.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the nine months ended September 30 (in thousands):

                                         2000                                      1999
                        ---------------------------------------- ----------------------------------------
                                              Other                                     Other
                         BNC-ND    BNC-MN      (a)      Total      BNC-ND    BNC-MN      (a)      Total
                        --------- --------- --------- ---------- ---------- --------- --------- ---------
Net interest income.... $  7,491  $  3,394  $  (768)  $  10,117  $   7,148  $  2,549  $  (505)  $  9,192
Other revenue -
  external customers...    4,740       837        39      5,616      3,672       805         0     4,477
Intersegment
  revenue..............      237        --     3,337      3,574        208        --     2,343     2,551
Income tax expense
  (benefit)............      453       639     (386)        706        202       325     (325)       202
Segment profit
  (loss) from
  continuing
  operations...........    1,330       926     (731)      1,525        466       457     (535)       388
Income from
  operations of
  discontinued
  asset-based
  lending
  subsidiary, net
  of income taxes......       --        --        --         --         --        --       429       429
Gain on disposal of
  asset-based
  lending
  subsidiary, net
  of income taxes......       --        --        10         10         --        --        --        --
Extraordinary
  item-gain on
  early
  extinguishment of
  debt, net of
  income taxes.........       --        --       234        234         --        --        --        --
Cumulative effect
  of change in
  accounting
  principle, net
  of income taxes......       --        --        --         --       (43)      (35)      (18)      (96)
Segment profit
  (loss)...............    1,330       926     (487)      1,769        423       422     (124)       721
Segment assets.........  390,405   177,707    56,404    624,516    331,255    94,941    21,256   447,452
-----------------

(a) The financial information presented in the "Other" column is for the parent company and BNC Capital Trust I. These components do not generate revenue or qualify as operating segments.

Reconciliation of segment profit to consolidated results (in thousands):

                                        Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------

Segment profit before taxes............ $   781   $  (34)   $ 2,231   $   590
Income tax expense (benefit)...........     249      (38)       706       202
                                        --------  --------  --------  --------
Segment profit from continuing              532         4     1,525       388
  operations...........................
Income from operations of
  discontinued asset-based
  lending subsidiary, net of
  income taxes.........................      --       186        --       429
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................      --        --        10        --
Extraordinary item-gain on early
  extinguishment of debt, net of
  income taxes.........................      65        --       234        --
Cumulative effect of change in
  accounting principle, net of
  income taxes.........................      --        --        --      (96)
                                        --------  --------  --------  --------
Consolidated net income................ $   597   $   190   $ 1,769   $   721
                                        ========  ========  ========  ========



NOTE 6 - Retirement of Subordinated Notes

During the nine months ended September 30, 2000, the Company retired $1.8 million of its 8 5/8 percent subordinated notes due 2004. The Company purchased the notes at a discount, and the transactions resulted in extraordinary gains of $234,000 ($.10 per share), net of income taxes of $120,000. The notes were retired using cash generated from the sale of BNC Financial.

NOTE 7 - Trust Preferred Securities

In July 2000, the Company established a special purpose trust, BNC Capital Trust I, for the purpose of issuing $7.5 million of 12.045 percent trust preferred securities. The proceeds from the issuance, together with the proceeds of the related issuance of $232,000 of 12.045 percent common securities of the trust, were invested in $7.7 million of 12.045 percent junior subordinated deferrable interest debentures of the Company. Concurrent with the issuance of the preferred securities by the trust, the Company fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide the Company with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if the Company itself were to issue preferred stock because the Company is allowed to deduct, for income tax purposes, amounts paid in respect of debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. The Company owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities.

The trust preferred securities are subject to mandatory redemption on July 19, 2030, the stated maturity date of the debentures, or upon repayment of the debentures, or earlier, pursuant to the terms of the trust agreement. On or after July 19, 2010, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of the Company, subject to Federal Reserve Board approval, at declining redemption prices. Prior to July 19, 2010, the securities may be redeemed at the option of the Company on the occurrence of certain events that result in a negative tax impact, negative regulatory impact on the trust preferred securities or negative legal or regulatory impact on the special purpose trust which would cause it to be deemed to be an "investment company" for regulatory purposes. In addition, the Company has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years.

NOTE 8 - Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS 137") which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," ("SFAS 138"). The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138 on January 1, 2001.

From time to time, the Company enters into derivative contracts such as interest rate swaps, caps and floors. Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount and are used to hedge the Company's balance sheet against fluctuations in interest rates. Interest rate caps and floors are also used to minimize the impact of fluctuating interest rates on earnings. If such contracts meet certain requirements, they may qualify as fair value or cash flow hedges under SFAS 133. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. The standard provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be classified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

The Company has established a hedging policy statement which sets forth the documentation and other requirements necessary to achieve hedge accounting under SFAS 133. The Company's currently outstanding $25 million prime based interest rate floor qualifies, and will be classified as, a cash flow hedge. On January 1, 2001, the Company will recognize the interest rate floor on its balance sheet at its fair value on that date and, in subsequent periods, apply the cash flow hedge accounting rules explained above. The Company is currently in the process of reviewing other financial instruments and contracts so that it may identify any additional items impacted by SFAS 133, as amended, and account for them accordingly beginning on January 1, 2001. As demonstrated above, the adoption of SFAS 133 could increase volatility in earnings and other comprehensive income or involve changes in certain of the Company's business practices.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101, indicates that if a transaction is within the scope of specific authoritative literature that provides revenue recognition guidance, SEC registrants should apply such literature. In the absence of authoritative literature addressing a specific arrangement or a specific industry, the registrant should consider the existing authoritative accounting standards as well as the broad revenue recognition criteria specified in the FASB's conceptual framework that contain basic guidelines for revenue recognition. Based on these guidelines, revenue should not be recognized until it is realized or realizable and earned. Subsequent to the issuance of SAB 101, the SEC issued two amendments, SABs 101A and 101B. These amendments delayed the effective date of implementation of the guidance in SAB 101 for registrants that have not previously applied the accounting and disclosures described in the bulletin. The new effective date for SAB 101, as amended, is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, or the fourth quarter of 2000 for the Company. The Company has reviewed the guidance provided in SAB 101, as amended, and does not expect any changes in its practices related to revenue recognition because those practices are in accordance with currently existing accounting and industry standards. Additionally, a summary of the Company's revenue recognition policies will be included in its Consolidated Financial Statements for the period ending December 31, 2000.

In March 2000, the FASB issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Opinion No.
25)," ("FIN 44"). Although FIN 44 became effective on July 1, 2000, certain conclusions in the interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 was issued to address application questions, and diversity in practice which has developed since the issuance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in October 1972. FIN 44 clarifies the application of ABP 25 for only certain issues including, but not limited to, the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company has reviewed FIN 44 and determined that its accounting policies under APB 25 comply with the FASB's conclusions. Any future transactions accounted for in accordance with the provisions of APB 25 or related to currently outstanding stock-based compensation will follow the guidance provided by the FASB in FIN 44 and subsequent Emerging Issues Task Force issuances.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Assets. Total assets increased $102.7 million, or 22 percent, from $456.9 million at December 31, 1999 to $559.6 million at September 30, 2000. The following table presents the Company's assets by category as of September 30, 2000 and December 31, 1999, as well as the amount and percent of change between the two dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):

                                     Assets
                                                                  Change
                                                          --------------------
                              September 30,  December 31,
                                  2000           1999          $         %
                              -------------  ------------ ----------- --------

Cash and due from banks...... $      9,820   $    12,816  $  (2,996)    (23)%
Interest-bearing deposits
  with banks.................        3,840         5,565     (1,725)    (31)%
Federal funds sold...........        3,500         3,500          --       --
Investment securities
  available for sale.........      262,517       150,992     111,525      74%(a)
Loans and leases, net........      252,039       259,179     (7,140)     (3)%(b)
Premises, leasehold
  improvements and
  equipment, net.............       14,743        12,006       2,737      23%
Interest receivable..........        4,217         2,613       1,604      61%
Other assets.................        6,055         6,945       (890)    (13)%
Deferred charges and
  intangible assets, net.....        2,842         3,261       (419)    (13)%
                              -------------  ------------ -----------
    Total assets............. $    559,573   $   456,877  $  102,696      22%
                              =============  ============ ===========
--------------------

(a) The Company increased its earning asset portfolio by purchasing additional investment securities funded primarily by borrowings from the Federal Home Loan Bank ("FHLB").

(b) Although the above table indicates that net loans outstanding have decreased between December 31, 1999 and September 30, 2000, gross loans originated by the Company have actually increased over $40 million during that time period as the Company has originated and sold portions of loans to other lenders on a nonrecourse basis. Loans may be sold to accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration.


Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and nine month periods ending September 30, 2000 (amounts are in thousands):

                                                Three Months    Nine Months
                                                   Ended           Ended
                                                September 30,   September 30,
                                                    2000            2000
                                                ------------    ------------
                                                (Unaudited)     (Unaudited)

Balance, beginning of period..................  $     3,259     $     2,872

Provision for credit losses...................          107             926

Loans charged off.............................         (81)           (581)

Loans recovered...............................          143             211
                                                ------------    ------------
Balance, end of period........................  $     3,428     $     3,428
                                                ============    ============
Ending loan portfolio ........................  $   255,467
                                                ============
Allowance for credit losses as a
  percentage of ending loan portfolio.........        1.34%


As of September 30, 2000,  the  Company's  allowance for credit losses stands at
1.34 percent of total loans as compared to 1.10 percent at December 31, 1999. Net charge-offs (recoveries) as a percentage of average loans for the three and nine month periods ended September 30, 2000 were (.02) and .14 percent, respectively, as compared to .20 and .34 percent, respectively, for the same periods last year.

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


Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):


                                                September 30,   December 31,
                                                    2000            1999
                                                ------------    ------------
                                                (Unaudited)
Nonperforming loans:
  Loans 90 days or more delinquent
    and still accruing interest................ $       649     $        22
  Nonaccrual loans.............................         686           1,620
  Restructured loans...........................          24              16
                                                ------------    ------------
Total nonperforming loans......................       1,359           1,658
  Other real estate owned and
    repossessed assets.........................          79           1,207
                                                ------------    ------------
Total nonperforming assets.....................       1,438           2,865
                                                ============    ============
Allowance for credit losses....................       3,428           2,872
                                                ============    ============
Ratio of total nonperforming assets
  to total assets .............................        .26%            .63%
Ratio of total nonperforming loans
  to total loans...............................        .53%            .63%
Ratio of allowance for credit losses
  to total nonperforming loans.................     252.24%         173.22%

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

Liabilities. Total liabilities increased $92.3 million, or 21 percent, from $433.7 million at December 31, 1999 to $526.0 million at September 30, 2000. The following table presents the Company's liabilities by category as of September 30, 2000 and December 31, 1999 as well as the amount and percent of change between the two dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):

                                   Liabilities
                                                                 Change
                                                          -------------------
                              September 30,  December 31,
                                  2000           1999         $         %
                              ------------   ------------ ---------- --------
Deposits:
Noninterest-bearing.......    $    31,797    $    29,798  $   1,999       7%
Interest-bearing -
  Savings, NOW and
    money market..........        144,589        127,454     17,135      13% (a)
  Time deposits $100,000
    and over..............         59,757         46,779     12,978      28% (b)
  Other time deposits.....        104,001        120,680   (16,679)    (14)% (a)
Short-term borrowings.....        166,755         88,700     78,055      88% (c)
Long-term borrowings......         12,827         14,470    (1,643)    (11)%
Other liabilities.........          6,263          5,847        416       7%
                              ------------   ------------ ----------
  Total liabilities.......    $   525,989    $   433,728  $  92,261      21%
                              ============   ============ ==========
-------------------

(a) The popularity of the Company's Wealthbuilder deposit products has continued to contribute to an increase in NOW and money market deposit accounts and a decrease in other time deposits. Some customers have elected to transfer maturing time deposits to the more liquid, competitively priced Wealthbuilder NOW and money market deposit products.

(b)  Increased balances in brokered deposits.

(c) Increased borrowings from the FHLB to fund purchases of investment securities.


Stockholders' Equity. The Company's equity capital increased $3.1 million between December 31, 1999 and September 30, 2000. This increase resulted from $1.8 million of earnings recorded for the nine months ended September 30, 2000, restricted and other stock transactions netting to a $56,000 increase and a $1.2 million decrease in the net unrealized holding loss on securities available for sale.


Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of September 30, 2000:

                                Tier 1          Total           Tier 1
                              Risk-Based      Risk-Based       Leverage
                                Ratio           Ratio           Ratio
                             -----------     -----------     -----------
    Consolidated..........        9.05%          12.21%         5.77%
    BNC-North Dakota......        9.73%          10.57%         6.50%
    BNC-Minnesota ........       10.95%          12.20%         5.76%

As of September 30, 2000, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

In July 2000, the Company issued $7.5 million in trust preferred securities to enhance its regulatory capital base and provide added liquidity. The trust preferred securities qualify as Tier 1 capital or core capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, the trust preferred securities cannot constitute more than 25 percent of the total core capital of the Company. Any amount of trust preferred securities in excess of the 25 percent limitation would constitute Tier 2, or supplementary capital of the Company. As of September 30, 2000, all of the outstanding trust preferred securities qualified as Tier 1 capital.

The Company has completed construction of an office building in Fargo, North Dakota. Capital expenditures for the office building were approximately $500,000 and $2.8 million, respectively, during the three and nine month periods ended September 30, 2000 and $2.1 for the nine month period ended September 30, 1999. There were no other major capital expenditures made during these periods. Total expenditures to date for the Fargo building are approximately $6.4 million. The office building was occupied during the second quarter of 2000 with excess space having been leased to third parties.


                     Comparison of Operating Results for the
         Three and Nine Month Periods Ended September 30, 2000 and 1999

General. The Company's net income for the third quarter of 2000 was $597,000, or $0.25 per share on a basic and diluted basis. These results included income from continuing operations of $0.22 per share and an extraordinary gain from early extinguishment of debt of $0.03 per share. This compares with net income for the third quarter of 1999 of $190,000, or basic and diluted earnings per share of $0.08. The 1999 net income was comprised primarily of income from the discontinued asset-based lending subsidiary of $0.08 per share. The returns on average assets and equity for the quarter ended September 30, 2000, on a continuing operations basis, were 0.38 and 8.48 percent, respectively, as compared to 0.00 and 0.06 percent, respectively, for the same period one year earlier.

For the nine months ended September 30, 2000, the net income was $1.8 million, or basic and diluted earnings per share of $0.74. This included income from continuing operations of $0.63 per share, a gain on disposal of the asset-based lending subsidiary of $0.01 per share, and an extraordinary gain from early extinguishment of debt of $0.10 per share. For the first nine months of 1999, net income was $721,000, or $0.30 basic and diluted earnings per share. This included income from continuing operations of $0.16 per share, income from the discontinued asset-based lending subsidiary of $0.18 per share, and a charge of $0.04 per share from the cumulative effect of a change in accounting principle. The returns on average assets and equity for the nine month period ended September 30, 2000, on a continuing operations basis, were 0.38 and 8.61 percent, respectively, as compared to 0.14 and 2.08 percent, respectively, for the same period one year earlier.

Net Interest Income. Net interest income for the three-month period ended September 30, 2000 increased $355,000, or 11.4 percent. Net interest margin decreased to 2.67 percent for the quarter ended September 30, 2000 from 3.33 percent for the same period one year earlier.

Net interest income for the nine-month period ended September 30, 2000 increased $925,000, or 10.1 percent. Net interest margin decreased to 2.73 percent for the nine months ended September 30, 2000 from 3.51 percent for the same period one year earlier.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and nine month periods ended September 30, 2000 and 1999, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and the decrease in net interest margin are discussed in lettered notes below the tables:

                                       Three Months ended September 30,
                          ----------------------------------------------------------
                                      2000                          1999                         Change
                          ----------------------------  ----------------------------  ----------------------------
                                    Interest  Average             Interest  Average             Interest  Average
                           Average  earned    yield or   Average  earned    yield or  Average   earned    yield or
                           balance  or paid     cost     balance  or paid     cost    balance   or paid     cost
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                            (Amounts in thousands)
  Interest-earning
    assets
Federal funds sold/
  interest bearing
  due from............... $  6,007  $     63     4.17%  $  4,156  $     19     1.72%  $  1,851  $     44     2.45%
Investments..............  257,112     4,503     6.97%   114,018     1,724     6.00%   143,094     2,779     0.97%(a)
Loans....................  256,256     6,384     9.91%   255,454     5,610     8.71%       802       774     1.20%(b)
  Allowance for
    loan losses..........  (3,535)        --             (2,987)        --               (548)        --
                          --------  --------            --------  --------            --------  --------
    Total interest-
      earning assets..... $515,840    10,950     8.44%  $370,641     7,353     7.87%  $145,199     3,597     0.57%
                          ========  --------            ========  --------            ========  --------
  Interest-bearing
    liabilities

NOW & money market
  accounts............... $136,765     1,919     5.58%  $ 94,025       969     4.09%  $ 42,740       950     1.49%(c)
Savings..................    3,919        21     2.13%     5,997        31     2.05%   (2,078)      (10)     0.08%
Certificates of
  deposit under
  $100,000...............  106,419     1,530     5.72%   123,211     1,565     5.04%  (16,792)      (35)     0.68%(c)
Certificates of
  deposit $100,000
  and over...............   62,869     1,047     6.63%    48,289       643     5.28%    14,580       404     1.35%(d)
                          --------  --------            --------  --------            --------  --------
  Interest-bearing
    deposits.............  309,972     4,517     5.80%   271,552     3,208     4.69%    38,450     1,309     1.11%
Short-term borrowings:
  Securities & loans
    sold under
    agreements to
    repurchase and
    federal funds
    purchased............  100,632     1,705     6.74%    15,750       208     5.24%    84,882     1,497     1.50%(e)
  FHLB notes payable.....   62,200       956     6.11     48,500       648     5.30%    13,700       308     0.82%(e)
Long-term borrowings.....   13,469       304     8.98%    10,253       176     6.85%     3,216       128     2.13%
                          --------  --------            --------  --------            --------  --------
  Total borrowings.......  176,301     2,965     6.69%    74,503     1,032     5.50%   101,798     1,933     1.19%
                          --------  --------            --------  --------            --------  --------
   Total interest-
     bearing
     liabilities......... $486,273     7,482     6.12%  $346,025     4,240     4.86%  $140,248     3,242     1.26%
                          ========  --------            ========  --------            ========  --------
   Net interest
     income/spread.......           $  3,468     2.32%            $  3,113     3.01%            $    355    -0.69%(f)
                                    ========  ========            ========  ========            ========  ========
   Net interest margin...                        2.67%                         3.33%                        -0.66%(f)
                                              ========                      ========                      ========
Notations:
Noninterest-bearing
  deposits............... $ 29,947        --            $ 29,208        --            $    739        --
                          --------                      --------                      --------
  Total deposits......... $339,919  $  4,517     5.29%  $300,730  $  3,208     4.24%  $ 39,189  $  1,309     1.05%
                          ========  ========  ========  ========  ========  ========  ========  ========  ========
Taxable equivalents:
  Total interest-
    earning assets....... $515,840  $ 11,060     8.53%  $370,641  $  7,420     7.94%  $145,199  $  3,640     0.59%
  Net interest
    income/spread........       --  $  3,578     2.41%        --  $  3,180     3.08%        --  $    389     -0.67%(f)
  Net interest margin....       --        --     2.76%        --        --     3.40%        --        --     -0.64%(f)
                          ========  ========  ========  ========  ========  ========  ========  ========  ========



                                                      Nine Months ended September 30,
                          ----------------------------------------------------------------------------------------
                                      2000                          1999                         Change
                          ----------------------------  ----------------------------  ----------------------------
                                    Interest  Average             Interest  Average             Interest  Average
                           Average  earned    yield or   Average  earned    yield or  Average   earned    yield or
                           balance  or paid     cost     balance  or paid     cost    balance   or paid     cost
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                            (Amounts in thousands)
  Interest-earning
    assets
Federal funds
  sold/interest
  bearing due from....... $  6,003  $    176     3.92%  $  3,472  $     37     1.42%  $  2,531  $    139     2.50%
Investments..............  236,764    12,423     7.01%   100,727     4,498     5.97%   136,037     7,925     1.04%(a)
Loans....................  256,153    18,138     9.46%   248,790    16,371     8.80%     7,363     1,767     0.66%(b)
  Allowance for
    loan losses..........  (3,313)        --             (2,883)        --               (430)        --
                          --------  --------            --------  --------            --------  --------
    Total interest-
      earning assets..... $495,607    30,737     8.28%  $350,106    20,906     7.98%  $145,501     9,831     0.30%
                          ========  --------            ========  --------            ========  --------
  Interest-bearing
    liabilities
NOW & money market
  accounts............... $132,912     5,258     5.28%  $ 85,046     2,377     3.74%  $ 47,886     2,881     1.54%(c)
Savings..................    4,235        66     2.08%     6,587       100     2.03%   (2,352)      (34)     0.05%
Certificates of
  deposit under
  $100,000...............  110,224     4,489     5.44%   126,905     4,901     5.16%  (16,681)     (412)     0.28%(c)
Certificates of
  deposit $100,000
  and over...............   54,227     2,533     6.24%    42,416     1,699     5.36%    11,811       834     0.88%(d)
                          --------  --------            --------  --------            --------  --------
  Interest-bearing
    deposits.............  301,598    12,346     5.47%   260,954     9,077     4.65%    40,644     3,269     0.82%
Short-term borrowings:
  Securities & loans
    sold under
    agreements to
    repurchase and
    federal funds
    purchased............   96,467     4,604     6.38%    19,173       721     5.03%    77,294     3,883     1.35%(e)
  FHLB notes payable.....   60,015     2,717     6.05%    35,363     1,407     5.32%    24,652     1,310     0.73%(e)
Long-term borrowings.....   13,752       953     9.26%     9,670       509     7.05%     4,082       444     2.21%
                          --------  --------            --------  --------            --------  --------
  Total borrowings.......  170,234     8,274     6.49%    64,206     2,637     5.49%   106,028     5,637     1.00%
                          --------  --------            --------  --------            --------  --------
   Total interest-
     bearing
     liabilities......... $471,832    20,620     5.84% $ 325,160    11,714     4.82%  $146,672     8,906     1.02%
                          ========  --------           =========  --------            ========  --------
   Net interest
     income/spread.......           $ 10,117     2.44%            $  9,192     3.16%            $    925    -0.72%(f)
                                    ========  ========            ========  ========            ========  ========
   Net interest margin...                        2.73%                         3.51%                        -0.78%(f)
                                              ========                      ========                      ========
Notations:
Noninterest-bearing
  deposits............... $ 27,933        --            $ 26,650        --            $  1,283        --
                          --------                      --------                      --------
  Total deposits......... $329,531  $ 12,346     5.00%  $287,604  $  9,077     4.22%  $ 41,927  $  3,269     0.78%
                          ========  ========  ========  ========  ========  ========  ========  ========  ========
Taxable equivalents:
  Total interest-
    earning assets....... $495,607  $ 31,063     8.37%  $350,106  $ 21,042     8.04%  $145,501  $ 10,021     0.33%
  Net interest
    income/spread........       --  $ 10,443     2.53%        --  $  9,328     3.22%        --  $  1,115    -0.69%(f)
  Net interest margin....       --        --     2.81%        --        --     3.56%        --        --    -0.75%(f)
                          ========  ========  ========  ========  ========  ========  ========  ========  ========
-------------------------

(a) The Company has increased its investment securities holdings primarily through FHLB borrowings. The improved yield reflects the current interest rate environment as well as the current mix of the investment types in the Company's investment portfolio.

(b) The average loan volume increase is attributable to increases in loans originated at BNC-Minnesota and BNC-North Dakota. While period end net loans outstanding have decreased between December 31, 1999 and September 30, 2000, gross loans originated and average net loans outstanding for the three and nine month periods ended September 30, 2000 have increased as compared to the same periods one year earlier. Some of the fluctuation of period end balances is due to the timing of funding and usage patterns on commercial lines of credit. The improved loan yield is reflective of the recent prime rate increases offset by some decreases in loan pricing spread to prime rate due to competitive pressures in the markets in which the Company operates.


(c) The increases in volume and cost of the NOW and money market deposit accounts and the decreased volume in certificates of deposit under $100,000 is reflective of the continued success of the Company's Wealthbuilder deposit products. Some customers have transferred maturing time deposits to the more liquid and competitively priced Wealthbuilder accounts. The interest rates on the Wealthbuilder deposit products are indexed to and float with the 90 day T-bill rate.

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


Provision for Credit Losses. The provision for credit losses was $107,000 for the quarter ended September 30, 2000 as compared to $354,000 for the same period one year earlier. For the nine months ended September 30, 2000 and 1999, the provision for credit losses was $926,000 and $876,000, respectively. See "Comparison of Financial Condition at September 30, 2000 and December 31, 1999-Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and nine month periods ended September 30, 2000 and 1999 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):


                                                 Noninterest Income


                            For the Three                    For the Nine
                            Months Ended                     Months Ended
                            September 30,       Change       September 30,       Change
                          ----------------- -------------- ----------------- ---------------
                            2000     1999     $       %      2000     1999      $       %
                          -------- -------- ------ ------- -------- -------- ------- -------
Fees on loans...........  $   587  $   361  $ 226     63%  $ 1,388  $ 1,028  $  360      35%(a)

Insurance commissions...      475      460     15      3%    1,530    1,556    (26)     (2)%
Brokerage income........      371      199    172     86%    1,061      508     553     109%(b)
Service charges.........      165      138     27     20%      447      392      55      14%
Rental income...........       17       48   (31)   (65)%       37      108    (71)    (66)%
Net gain on sales
  of securities.........       36       66   (30)   (45)%       82      160    (78)    (49)%
Other...................      332      214    118     55%    1,071      724     347      48%(c)
                          -------- -------- ------         -------- -------- -------
  Total noninterest
    income..............  $ 1,983  $ 1,486  $ 497     33%  $ 5,616  $ 4,476  $ 1,140     25%
                          ======== ======== ======         ======== ======== =======
-----------------

(a) Increases in loan fees are primarily attributable to fees generated at BNC-North Dakota's brokerage subsidiary, BNC Asset Management, Inc. upon placement of credit into the secondary market.

(b) Reflects the addition of professional staff at BNC Asset Management and successful efforts to cross-sell brokerage services to bank customers.

(c) Increase is primarily attributable to fees associated with the BNC U.S. Opportunities Fund LLC which was formed on September 1, 1999 and is managed by BNC-North Dakota's Financial Services Division.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and nine month periods ended September 30, 2000 and 1999 as well as the amount and percent of change between the periods. Material changes are discussed in lettered explanations following the table (amounts are in thousands):


                                                 Noninterest Expense


                            For the Three                    For the Nine
                            Months Ended                     Months Ended
                            September 30,       Change       September 30,       Change
                          ----------------- -------------- ----------------- ---------------
                            2000     1999     $       %      2000     1999      $        %
                          -------- -------- ------ ------- -------- -------- -------- -------

Salaries and
  employee benefits....   $ 2,408  $ 2,321  $  87      4%  $ 6,446  $ 6,736  $ (290)    (4)%(a)
Depreciation and
  amortization.........       439      401     38      9%    1,214    1,181       33      3%
Occupancy..............       387      336     51     15%      962      920       42      5%
Professional
  services.............       253      395  (142)   (36)%      960      894       66      7%(b)
Office supplies,
  telephone and
  postage..............       248      261   (13)    (5)%      695      732     (37)    (5)%
Minority interest
  in income of
  subsidiaries.........       166       --    166      --      166       --      166      --(c)
Marketing and
  promotion............       123      172   (49)   (28)%      403      487     (84)   (17)%
Repossessed and
  impaired assets
  expenses/write-offs..        84      124   (40)   (32)%      463      204      259    127%(d)
FDIC and other
  assessments..........        52       48      4      8%      147      143        4      3%
Other..................       403      221    182     82%    1,120      905      215     24%(e)
                          -------- -------- ------         -------- -------- --------
Total noninterest
  expense..............   $ 4,563  $ 4,279  $ 284      7%  $12,576  $12,202  $   374      3%
                          ======== ======== ======         ======== ======== ========
  Efficiency
    ratio (f)..........    83.71%   93.04%           (9)%   79.93%   89.27%             (9)%
                          ======== ========                ======== ========

-------------------

(a) The year to date decrease is primarily a result of general staff reductions. The Company's average full time equivalent ("FTE") employees was 175 and 181 for the quarter and nine months ended September 30, 2000, respectively, as compared to 198 and 192 for the same periods one year earlier. While the Company has had a reduction in FTE's in several of its divisions and subsidiaries, staff at BNC Asset Management has increased over the last twelve months. Increases in this expense category in the third quarter of 2000 and anticipated increases in future periods reflect these staffing developments at BNC Asset Management, however, compensation expense is largely commission-based for these employees so any such increase should be accompanied by further increases in noninterest income.

(b) The decrease in professional services expenses in the third quarter of 2000 relates primarily to the recovery of legal expenses associated with final resolution of an asset classified previously as other real estate owned.

(c) This is the interest expense associated with the trust preferred offering.

(d)  Write-down to estimated net  realizability of repossessed  assets including
     expenses   associated   with   disposition   of  such   assets   and  other
     collection-related expenses.

(e) Increases in this category are a combination of increases in several miscellaneous expense categories.


(f) Noninterest expense divided by an amount equal to net interest income plus noninterest income. The Company's efficiency ratio has improved due to increased net interest income and noninterest income coupled with relatively flat or reduced salaries and benefits expenses and, other than expenses associated with repossessed and impaired assets, the Company's ability to hold noninterest expense relatively steady in the three and nine month periods ended September 30, 2000 compared with the same periods one year earlier. The Company's efficiency ratios without including the expense associated with the trust preferred offering would be 80.66 and 78.88, respectively, for the three and nine month periods ended September 30, 2000.



Income Tax Expense. Income tax expense for the quarter ended September 30, 2000 increased $287,000 as compared to the same period in 1999 due to the increase in pre-tax income. The estimated effective tax rate for the three month period ended September 30, 2000 was 31.9 percent compared with a tax benefit for the same quarter in the prior year.

Income tax expense for the nine months ended September 30, 2000 increased $504,000 as compared to the same period in 1999 due to the increase in pre-tax income. The estimated effective tax rates for the nine month periods ended September 30, 2000 and 1999 were 31.6 and 34.2 percent, respectively.

The decrease in effective tax rates for the nine month period ended September 30, 2000 as compared to the same period one year earlier is due to realization of the effect of certain tax planning strategies as well as an increase in income attributable to tax-exempt investments.

Earnings per Common Share. See Note 4 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three and nine month periods ended September 30, 2000 and 1999.


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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiaries are members of the FHLB, which affords them the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the banks' mortgage loans and various investment securities. During the first half of 2000, the Company increased its borrowings from the FHLB and used the proceeds to purchase investment securities with yields exceeding the cost of the borrowings.

In July 2000, the Company issued $7.5 million in trust preferred securities to enhance its regulatory capital base and provide added liquidity. See "Comparison of Financial Condition at September 30, 2000 and December 31, 1999-Capital Adequacy and Expenditures" and Note 7 to the Consolidated Financial Statements included under Item 1 of Part I.

The Company has also obtained funding through the issuance of subordinated notes. The indenture pursuant to which the Company's subordinated notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of September 30, 2000 and December 31, 1999. During the first nine months of 2000, the Company retired $1.8 million of the subordinated notes.

The following table sets forth, for the nine months ended September 30, 2000 and 1999, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (in thousands):

                         Major Sources and Uses of Funds

                                                 For the Nine Months Ended
                                                       September 30,
                                                ----------------------------
                                                    2000            1999
                                                ------------    ------------
Purchases of investment securities...........   $ (157,012)     $ (147,271)
Net increase in short-term borrowings........        78,055          18,383
Proceeds from sales and
  maturities of investment Securities........        47,003         117,854
Net increase in deposits.....................        15,433          23,747
Proceeds from trust preferred offering.......         7,372              --
Net (increase) decrease in loans.............         6,002        (12,294)
Net increase (decrease) in
  long-term borrowings.......................       (1,773)           8,240


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's business activities generate market and other risks. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates and prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk which arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk - timing differences in the maturity/re-pricing of assets, liabilities and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors and deposit withdrawals; (3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The net interest income simulation results for the twelve month period ending September 30, 2001 is shown below. The growth assumption used for this simulation was based on the growth projections the Company anticipates over the next 12 months given trends since the beginning of 2000. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate with an 8.50 percent strike.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates   -300bp    -200bp    -100bp   Unchanged   +100bp    +200bp    +300bp
                            --------  --------  --------  ---------  --------  --------  --------
Projected 12-month
  net interest income...... $ 14,591  $ 14,379  $ 14,168  $ 13,957   $ 13,612  $ 13,268  $ 12,955
Dollar change from
  rates unchanged
  scenario. ...............      634       422       211        --      (345)     (689)   (1,002)
Percentage change
  from rates unchanged
  scenario.................    4.54%     3.02%     1.51%        --    (2.47)%   (4.94)%   (7.18)%
Cost of $25MM floor (a)....     (77)     (171)     (224)     (224)      (224)     (224)     (224)
Total net interest
  income impact with
  floor....................   14,514    14,208    13,944    13,733     13,388    13,044    12,731
Dollar change from
  flat w/floor.............      781       475       211        --      (345)     (689)   (1,002)
Percentage change
  from unchanged w/floor...    5.69%     3.46%     1.54%        --    (2.51)%   (5.02)%   (7.30)%
POLICY LIMITS +/-..........    9.00%     6.00%     3.00%     0.00%      3.00%     6.00%     9.00%
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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of September 30, 2000 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                         Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibit 27, Financial Data Schedule.


          (b)  Reports on Form 8-K
               None.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BNCCORP, Inc.




Date: November 6, 2000      By    /s/ Gregory K. Cleveland
                               ----------------------------------------
                                  Gregory K. Cleveland
                                  President
                                  Chief Operating Officer
                                  Duly Authorized Officer