Form 10-K
period 2000-12-31
BNCCORP INC
filed 2001-03-30
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                          Commission File No. 0-26290

                                  BNCCORP, INC.
             (Exact name of registrant as specified in its charter)
            Delaware                                    45-0402816
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

            322 East Main                                 58501
        Bismarck, North Dakota                         (Zip Code)
(Address of principal executive office)

       Registrant's telephone number, including area code: (701) 250-3040
           Securities registered under Section 12(b) of the Act: None
              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2001 was $12,195,000.

     The number of shares of the Registrant's common stock outstanding on March 15, 2001 was 2,394,330.

     Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III hereof.

                                  BNCCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                                                          Page

                                     PART I
Item 1.    Business....................................................     3
Item 2.    Properties..................................................     9
Item 3.    Legal Proceedings...........................................    10
Item 4.    Submission of Matters to a Vote of
            Security Holders...........................................    10
                                     PART II
Item 5.    Market for the Registrant's Common
            Equity and Related Stockholder Matters.....................    10
Item 6.    Selected Financial Data.....................................    10
Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............    12
Item 7A.   Quantitative and Qualitative Disclosures
            about Market Risk...........................................   36
Item 8.    Financial Statements and Supplementary Data..................   40
Item 9.    Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure......................   79
                                    PART III
Item 10.   Directors and Executive Officers of the Registrant...........   79
Item 11.   Executive Compensation.......................................   79
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management.......................................   79
Item 13.   Certain Relationships and Related Transactions...............   79

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................   79

                                     PART I


Item 1. Business

General

BNCCORP, Inc. ("BNCCORP"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. BNCCORP (together with its consolidated subsidiaries, "BNC" or the "Company") provides a broad range of banking and financial services to small and mid-size businesses, private banking clients and consumers through its 17 facilities in North Dakota, Minnesota and Arizona. BNCCORP operates primarily through its commercial banking subsidiary, BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC National Bank" or the "Bank"), with 17 offices in Minnesota, North Dakota and Arizona.

Growth Strategy

BNCCORP was formed in 1987 with the objective of acquiring and improving the performance of strategically located banks in North Dakota. Since that time, the banking industry has undergone rapid change. Many non-bank competitors have entered into the banking business. The proliferation of non-bank competitors has resulted in the availability of a multitude of financial products and services. Technological advances have improved delivery systems and given customers immediate access to these products and services. To remain competitive in this rapidly changing environment, BNCCORP has expanded its products and services. The Company is committed to acting as a full-service provider of financial services, including traditional banking, trust, asset management, brokerage, insurance, financial planning and other services. See "-Products and Services."

BNC aims to achieve its objectives through an emphasis on customer service and local relationship banking with small and mid-size businesses, private banking clients and consumers. Management believes that the Company's entrepreneurial approach to banking and the introduction of new products and services will continue to attract small and mid-size businesses which often are not of sufficient size to be of interest to the larger banks in its market areas. Such businesses frequently have difficulty finding banking services that meet their specific needs and have sought, and management believes will continue to seek, banking institutions that are more relationship-oriented.

BNC's total assets have increased from $118.0 million at December 31, 1992 to $570.0 million at December 31, 2000. The Company's goal is the creation of a well-capitalized $1 billion financial services organization focused on local relationship banking. BNC will continue to emphasize internally-generated growth. The Company will also seek growth opportunities through acquisition of financial services companies or de novo branching. In early 2001, the Bank expanded its growth opportunities by opening a loan and deposit production office in Tempe, Arizona.

Market Areas

BNC's primary market areas are the Minneapolis/St. Paul (Minnesota) metropolitan area, the Bismarck/Mandan and Fargo (North Dakota) metropolitan areas and the rural communities surrounding the branch offices of the bank (Crosby, Ellendale, Garrison, Kenmare, Linton, Stanley and Watford City, North Dakota). The recently opened loan and deposit production office will serve the Tempe/Phoenix/Mesa (Arizona) metropolitan area. As of December 31, 2000, 47 percent of the Company's loans were to borrowers located in Minnesota, 33 percent were to borrowers located in North Dakota and 13 percent were to borrowers located in South Dakota. The remaining 7 percent represents loans to borrowers in other states. Other than brokered certificates of deposit and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area. The following table presents total deposits and net loans outstanding at each of BNC's locations:

                                                     December 31, 2000
                                              ---------------------------------

                Location                          Total           Net Loans
                                                Deposits         Outstanding
------------------------------------------    --------------   ----------------
                                                       (in thousands)
BNC-National Bank:
  Bismarck..............................          $ 161,665          $ 126,647
  Crosby................................             18,929                288
  Ellendale.............................             11,684                715
  Fargo.................................             29,556             16,710
  Garrison..............................             15,240                331
  Kenmare...............................             15,353                189
  Linton................................             43,753             10,160
  Minneapolis...........................             38,283            113,341
  Stanley...............................             16,023                645
  Watford City..........................             11,978                153
BNCCORP (parent company)................                 --                 16
                                              --------------   ----------------
     Total .............................          $ 362,464          $ 269,195
                                              ==============   ================

Products and Services

Loans. The Company's loans primarily consist of commercial and industrial loans, real estate mortgage loans, real estate construction loans, agricultural loans, consumer loans and lease financing. In allocating its assets among loans, investments and other earning assets, BNC attempts to maximize return while managing risk at acceptable levels. BNC's primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-size businesses and professionals. The Company offers a broad range of commercial and retail lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage loans, consumer loans and equipment financing. For more information on the lending activities of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loan Portfolio" included under Item 7 of Part II.

Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Deposits. Each of BNC's bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 2000, the Company continued to increase core deposits largely through the success of its Wealthbuilder NOW and money market deposit accounts introduced during 1999.

These are floating rate accounts indexed to the three-month Treasury Bill. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. The Bank also purchases brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when such transactions are beneficial to the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Deposits" included under Item 7 of Part II.

Trust and Financial Services. The Bank's Financial Services Division provides a wide array of trust and other financial services. Such services include employee benefit and personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

Brokerage Services. The Bank's subsidiary, BNC Asset Management, Inc. ("BNC AMI"), with offices in Bismarck and Fargo, North Dakota and Minneapolis, Minnesota, provides trading, investment management of institutional and individual accounts, company-sponsored mutual funds and investment banking.

Insurance Services. Insurance services are provided through the Bank's subsidiary, BNC Insurance, Inc. ("BNC Insurance"). These services include personal insurance products such as home, automobile and other vehicle insurance; universal and mortgage life insurance; business insurance such as commercial property and general liability, workers' compensation, business automobile and excess liability coverage; life, health and annuities; farm and crop insurance; and commercial trucking insurance.

The variety of products and services offered by the Company provides opportunities to solidify customer relationships by meeting more of the banking and financial needs of the Company's current customer base. They also present opportunities to establish new customer relationships in the markets served by BNC.

Distribution Methods

BNC offers its banking and financial products and services through traditional industry distribution methods including its network of offices. In addition, the Company offers 24-hour telephone banking services through its voice response system, BNC Bankline. The Company also provides internet banking and cash management services through its internet banking site at www.bncbank.com. This system allows customers to process account transactions, funds transfers, wires, automated clearing house (ACH) transactions, stop payments and obtain account history and other information using their personal computers and modems. A mobile branch operating in Fargo, North Dakota is also of great convenience to Bank customers.

Risk Management

The uncertainty of whether events, expected or otherwise, will have an adverse impact on the Company's capital or earnings is an inevitable component of the business of banking. To ensure that the risks inherent in BNC's business are identified, measured, controlled and monitored, the Company has established a management committee composed of senior management members (the "Management Committee"). The Management Committee is responsible for determining the desired risk profile of the Company, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and risk appetite and making capital management decisions to appropriately fund the Company's portfolio of investments. The Management Committee addresses each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in the Company's business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic and reputation risk. In each identified risk area, the Management Committee measures the level of risk to the Company based on the business it conducts and develops plans to bring risks within acceptable tolerances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial

Condition-Loan Portfolio  and-Liquidity,  Market and Credit Risk" included under
Item 7 of Part II and Item 7a of Part II, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of credit, liquidity and interest rate risk.

Competition

The deregulation of the banking industry and the increasing availability of nationwide interstate banking have increased the level of competition in the Company's already intensely competitive market areas. Competition is encountered in seeking deposits, obtaining loan customers and in providing all of the other banking and financial products and services offered by BNC. Principal competitors include multi-regional financial institutions such as Wells Fargo, U.S. Bancorp and Community First Bankshares, Inc. as well as large and small thrifts, independent banks, credit unions and many national and regional brokerage houses. BNC also competes with other non-bank financial institutions, including retail stores that maintain their own credit programs and government agencies that make low cost or guaranteed loans available to certain borrowers. Some of these competitors have substantially greater resources and lending limits than BNC, and may offer certain services that BNC does not provide. In addition, some of the non-bank financial institutions that compete with BNC are not subject to the extensive federal regulations that govern BNC. Management believes that many competitors have emphasized retail banking and financial services, leaving the small and mid-size business market underserved. This has allowed BNC to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and the future profitability of the Company will depend on its ability to continue to compete successfully in its market areas. See "Supervision and Regulation-Recently Enacted Legislation."

Supervision and Regulation

General. BNCCORP and the Bank are extensively regulated under federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors and the federal deposit insurance funds, not investors in the securities of BNCCORP. The following information briefly summarizes certain material statutes and regulations affecting BNCCORP and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of BNCCORP and the Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future. See "-Recently Enacted Legislation."

Primary Regulators. BNCCORP is a bank holding company registered under the BHCA, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). BNCCORP is required to file periodic reports with the FRB and such other reports as the FRB may require pursuant to the BHCA. The Bank is a national banking association and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Since the deposits of the Bank are insured by the FDIC, the Bank is also subject to regulation and supervision by the FDIC. Additionally, the Bank is a member of the Federal Reserve System.

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

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Bank to BNCCORP who is defined as an "affiliate" of the Bank under the Act. Section 23B of the Act places standards of fairness and reasonableness on other of the Bank's transactions with its affiliates.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Restrictions on Loans to One Borrower. Under federal law, permissible loans to one borrower by banks are generally limited to 15 percent of the bank's unimpaired capital, surplus, undivided profits and credit loss reserves. The Bank seeks participations to accommodate borrowers whose financing needs exceed its lending limits.

Loans to Executive Officers, Directors and Principal Stockholders. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to principal stockholders of BNCCORP and to directors and certain executive officers of the Bank (and BNCCORP and its nonbank subsidiaries provided certain criteria are met) and to "related interests" of such principal stockholders, directors and officers. In addition, any director or officer of BNCCORP or the Bank or principal stockholder of BNCCORP may be limited in his or her ability to obtain credit from financial institutions with which the Bank maintains correspondent relationships.

Interstate Banking and Branching. Interstate banking and branching provisions of federal and state laws may place certain limitations on expansion by bank holding companies or banks.

Capital Adequacy. The capital adequacy of BNCCORP and the Bank is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Bank to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of the Bank, should the Bank become "undercapitalized" under capital guidelines. See Note 12 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion regarding the capital status of BNCCORP and the Bank.

Dividend Restrictions. Federal rules also limit a bank's ability to pay dividends to its parent bank holding company in excess of certain amounts or if the payment would result in the bank being considered "undercapitalized" under capital guidelines.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), the Bank is encouraged to respond to the credit and other needs of the communities it serves. Bank performance under the CRA is periodically tested and the federal bank regulatory agencies consider CRA ratings in connection with acquisitions involving the change in control of a financial institution.

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

Conservator and Receivership Powers. Federal banking regulators have broad authority to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. If the

Bank  was  placed  into   conservatorship   or  receivership,   because  of  the
cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, BNCCORP, as the sole stockholder of the Bank, would likely lose its investment in the Bank.

Bank Secrecy Act. The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect customers in transactions with banks. These include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Flood Disaster
Protection Act, the Fair Housing Act and the Right to Financial Privacy Act. These laws mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "Financial Modernization Act") has expanded the powers of banks and bank holding companies to sell any financial product or service, closed the unitary thrift loophole, reformed the Federal Home Loan Bank ("FHLB") System to increase community banks' access to loan funding, protected banks from discriminatory state insurance regulation and established a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The Financial Modernization Act also included new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties. Throughout 2000, the Company has been reviewing implementing regulations and other guidance issued by bank regulatory agencies in response to the Financial Modernization Act and establishing policies, procedures and programs required or recommended by such regulations and guidelines.

Changing Regulatory Structure. The FRB, OCC and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. The agencies' authority has been expanded by federal legislation in recent years. In addition, state banking authorities possess significant authority to address violations of their state's banking laws by banks operating in their respective states by enforcement and other supervisory actions.

As indicated above, the laws and regulations affecting banks and bank holding companies are numerous and have changed significantly in recent years. There is reason to expect that changes will continue in the future, although it is difficult to predict the outcome of these changes or the impact such changes will have on BNC.

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

Employees

At December 31, 2000, BNC had 190 employees, including 181 full-time equivalent employees. None of BNC's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

Item 2. Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The building is owned by BNC National Bank. The principal office of BNC National Bank is located at 333 South Seventh Street, Minneapolis, Minnesota. BNC National Bank also owns branch offices at 219 South 3rd Street and 807 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. It also owns its banking facilities in Crosby, Ellendale, Fargo, Kenmare, Linton and Stanley, North Dakota.

BNC National Bank's facilities at 100 West Main Street (Mandan), Garrison and Watford City, North Dakota and the land at South 3rd Street (Bismarck) are leased. The facilities occupied by BNC National Bank and BNC AMI at 333 South Seventh Street, Minneapolis, Minnesota, and facilities at 660 South Mill Avenue, Tempe, Arizona are also leased.

All owned and leased properties are considered in good operating condition and are believed adequate for the Company's present and foreseeable future operations. BNC does not anticipate any difficulty in leasing additional suitable space upon expiration of present lease terms. See Note 20 to the Consolidated Financial Statements included under Item 8 of part II for additional information concerning lease and other commitments.

Item 3. Legal Proceedings

The Company's material pending legal actions are discussed in Note 20 to the Consolidated Financial Statements included under Item 8 of Part II and are incorporated herein by reference. The Company is currently not a party to any other material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to BNC's business may be brought against or by BNC, such as claims to enforce liens, condemnation proceedings on properties in which BNC holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

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



                           2001              2000              1999
                     ----------------  ----------------  ----------------
Period                High      Low     High      Low      High     Low
                     -------  -------  -------  -------  -------  -------
First Quarter....... $  8.56  $ 5.94   $  7.25  $ 5.81   $ 11.25  $ 8.63
Second Quarter......      --      --   $  6.94  $ 5.88   $  9.38  $ 7.63
Third Quarter.......      --      --   $  6.56  $ 5.75   $  9.00  $ 7.25
Fourth Quarter......      --      --   $  6.50  $ 5.38   $  8.25  $ 5.75


On March 15, 2001, there were 97 record holders and approximately 963 beneficial owners of the Company's Common Stock.

BNCCORP's policy is to retain its earnings to support the growth of its business. The board of directors of BNCCORP has never declared cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The ability of BNCCORP to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by the Bank are subject to federal regulatory restrictions tied to the bank's earnings and capital. See "Supervision and Regulation-Dividend Restrictions" included under Item 1 of Part I.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 2000, 1999, 1998 and 1997 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the five years in the period ended December 31, 2000 were audited by Arthur Andersen LLP, independent public accountants. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.


                           Selected Financial Data (1)

                                           For the Years Ended December 31,
                                ------------------------------------------------------
                                   2000       1999       1998       1997       1996
                                ---------- ---------- ---------- ---------- ----------
                                (dollars in thousands, except share and per share data)
Income Statement Data:
Total interest income...........$  41,763  $  28,931  $  27,801  $  25,232  $  20,597
Total interest expense..........   28,117     16,574     15,152     13,132     10,945
                                ---------- ---------- ---------- ---------- ----------
Net interest income.............   13,646     12,357     12,649     12,100      9,652
Provision for credit losses.....    1,202      1,138      1,201      2,518        690
Noninterest income..............    7,773      6,068      4,843      3,928      3,622
Noninterest expense.............   17,430     18,215     13,379     11,256     10,286
Income taxes (benefit)..........      906       (399)     1,030        955      1,152
                                ---------- ---------- ---------- ---------- ----------
Income (loss) from
  continuing operations.........$   1,881  $    (529) $   1,882  $   1,299  $   1,146
                                ========== ========== ========== ========== ==========
Balance Sheet Data:
  (at end of period)
Total assets....................$ 570,016  $ 456,877  $ 372,240  $ 345,630  $ 283,716
Investments and federal
  funds sold....................  263,185    154,492     96,601     94,624     66,391
Loans...........................  268,925    262,051    247,181    220,149    197,435
Allowance for credit losses.....  (3,588)    (2,872)    (2,854)    (2,919)    (1,545)
Total deposits..................  362,464    324,711    284,499    262,824    239,770
Short-term borrowings...........  150,428     88,700     49,290     46,503     11,437
Long-term borrowings............   12,642     14,470      9,195      8,285      5,937
Stockholders' equity............   29,457     23,149     25,255     23,148     21,595
Book value per common share
  outstanding...................$   12.30  $    9.65  $   10.57  $    9.64  $    8.99

Earnings Performance Data (1):
Return on average total
  assets........................     0.35%     (.13)%       .54%       .42%       .44%
Return on average
  stockholders' equity..........     7.68%    (2.13)%      8.48%      6.16%      5.52%
Net interest margin.............     2.72%      3.41%      3.88%      4.27%      4.05%
Net interest spread.............     2.41%      3.09%      3.43%      3.82%      3.61%
Basic earnings (loss) per
  common share..................$    0.78  $  (0.22)  $    0.79  $    0.54  $    0.48
Diluted earnings (loss) per
  common share..................$    0.78  $  (0.22)  $    0.75  $    0.54  $    0.48
Balance Sheet and Other Key
  Ratios (1):
Nonperforming assets to
  total assets..................     0.12%      0.63%      1.21%      .43%        .16%
Nonperforming loans to total
  loans.........................     0.22%      0.63%       .97%      .68%        .15%
Net loan charge-offs to
  average loans.................    (.19)%     (.45)%     (.54)%    (.53)%      (.11)%
Allowance for credit
  losses to total loans.........     1.33%      1.10%      1.15%     1.33%        .78%
Allowance for credit losses
  to nonperforming loans........      619%       173%       119%      195%        540%
Average stockholders' equity
  to average total assets.......     4.56%      6.32%      6.33%     6.89%       8.05%
-------------------------

(1)  From continuing operations for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's financial performance in 2000 reflected continued growth in noninterest income, increases in the asset and deposit base and stronger credit quality. Net interest income for the year ended December 31, 2000, was $13.6 million, as compared with $12.4 and $12.6 million reported in the previous two years. Noninterest income, largely from insurance commissions, loan fees, brokerage income and trust and financial services, rose sharply to $7.8 million in 2000 from $6.1 and $4.8 million in 1999 and 1998, respectively.

The Company recorded 2000 net income of $2.3 million, or $0.96 per share on a diluted basis, compared with net income of $242,000, or $0.10 per share
(diluted), for 1999 and net income of $2.3 million, or $0.91 per share (diluted), for 1998.

Performance highlights in the year 2000 included:

    * Investment securities increased 74 percent, to $263.2 million reflecting further implementation of the balance sheet leveraging strategy initiated late in 1999. Total assets increased 25 percent, to $570.0 million.

    * Loans and leases increased 3 percent, to $268.9 million. While net loans outstanding did not increase materially, gross loans originated did as the total loans sold to other financial institutions on a nonrecourse basis increased $69.7 million, or 58%, to $189.8 million.

    * A determined focus by senior management on loan portfolio management resulted in a dramatic improvement in credit quality.

    * Deposits increased 12 percent, to $362.5 million. The deposit growth was driven by continued success of the Wealthbuilder family of indexed NOW and money market accounts.

    *    Noninterest income increased 28 percent to $7.8 million.

Results of Operations

Net Interest Income. Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's primary source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of rates earned on those assets, the volume and mix of interest-bearing liabilities and the level of rates paid on those liabilities.

The following table sets forth, for the periods indicated, certain information relating to BNC's average balance sheet and reflects the yield on average assets and costs of average liabilities. Such yields and costs are derived by dividing income and expense by the average balance of assets and liabilities. All average balances have been derived from monthly averages which are indicative of daily averages.


           Analysis of Average Balances, Interest and Yields/Rates (1)

                                                                  For the Years ended December 31,
                                   -----------------------------------------------------------------------------------
                                               2000                        1999                       1998
                                   --------------------------- --------------------------- ---------------------------
                                             Interest Average            Interest Average            Interest Average
                                    Average   earned  yield or  Average   earned  Yield or  Average   earned  yield or
                                    Balance  or paid    cost    balance  or paid    Cost    Balance  or paid    cost
                                   --------- -------- -------- --------- -------- -------- --------- -------- --------
                                                                    (dollars in thousands)
Assets
  Federal funds sold/interest-
  bearing due from................ $   5,660 $    242    4.28% $   1,818 $     90    4.95% $   5,336 $    289    5.42%
  Taxable investments.............   225,559   16,054    7.12%   105,145    6,372    6.06%    87,464    5,269    6.02%
  Tax-exempt investments..........    17,624      940    5.33%     7,788      386    4.96%     1,775       95    5.35%
  Loans (2).......................   255,798   24,527    9.59%   250,158   22,083    8.83%   234,342   22,148    9.45%
  Allowance for credit losses.....   (3,405)       --            (2,890)       --            (2,941)       --
                                   --------- --------          --------- --------          --------- --------
     Total interest-earning
       assets (3).................   501,236   41,763    8.33%   362,019   28,931    7.99%   325,976   27,801    8.53%
  Noninterest-earning assets:
      Cash and due from banks.....     8,939                       7,704                       6,733
      Other.......................    27,579                      22,584                      17,728
                                   ---------                   ---------                   ---------
            Total assets.......... $ 537,754                   $ 392,307                   $ 350,437
                                   =========                   =========                   =========

Liabilities and Stockholders'
  Equity
  Deposits:
    NOW and money market
      accounts.................... $ 136,450    7,341    5.38% $  91,671    3,632    3.96% $  63,115    2,128    3.37%
    Savings.......................     4,097       86    2.10%     6,294      129    2.05%     8,717      197    2.26%
  Certificates of deposit:
    Under $100,000................   108,170    6,033    5.58%   125,470    6,469    5.16%   130,759    7,332    5.61%
    $100,000 and over.............    54,177    3,406    6.29%    43,140    2,307    5.35%    36,704    2,152    5.86%
                                   --------- --------          --------- --------          --------- --------
  Total interest-bearing
    deposits......................   302,894   16,866    5.57%   266,575   12,537    4.70%   239,295   11,809    4.93%
  Short-term borrowings:
    Securities and loans
      sold under agreements
      to repurchase and
      federal funds purchased.....    97,682    6,326    6.48%    21,685    1,129    5.21%     6,745      348    5.16%
    FHLB notes payable............    60,561    3,673    6.07%    40,308    2,174    5.39%    42,831    2,346    5.48%
Long-term borrowings..............    13,497    1,252    9.28%     9,872      734    7.44%     8,290      649    7.83%
                                   --------- --------          --------- --------          --------- --------
            Total interest-
              bearing
              liabilities.........   474,634   28,117    5.92%   338,440   16,574    4.90%   297,161   15,152    5.10%
Noninterest-bearing demand
  accounts........................    28,656                      27,094                      24,827
                                   ---------                   ---------                   ---------
            Total deposits and
              interest-bearing
              liabilities.........   503,290                     365,534                     321,988
Other noninterest-bearing
  liabilities.....................     6,850                       5,567                       6,264
                                   ---------                   ---------                   ---------
            Total liabilities.....   510,140                     371,101                     328,252
Subordinated debentures...........     3,108                          --                          --
Stockholders' equity..............    24,506                      21,206                      22,185
                                   ---------                   ---------                   ---------
            Total liabilities
              and stockholders'
              equity.............. $ 537,754                   $ 392,307                   $ 350,437
                                   =========                   =========                   =========
Net interest income...............           $ 13,646                    $ 12,357                    $ 12,649
                                             ========                    ========                    ========
Net interest spread...............                        2.41%                      3.09%                       3.43%
                                                      =========                   ========                    ========
Net interest margin...............                        2.72%                      3.41%                       3.88%
                                                      =========                   ========                    ========
  Ratio of average interest-
    earning assets to
    average interest-
    bearing liabilities...........   105.60%                     106.97%                     109.70%
                                   =========                   =========                   =========

 --------------------

(1)      From continuing operations for all periods presented.

(2)      Average nonaccrual loans are included in average loans outstanding.

(3)      Yields do not include adjustments for tax-exempt interest.


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



                 Analysis of Changes in Net Interest Income (1)

                                        For the Years Ended December 31,
                               -------------------------------------------------
                                2000 Compared to 1999    1999 Compared to 1998
                               ------------------------ ------------------------
                               Change Due to            Change Due to
                               ---------------          ----------------
                               Volume   Rate    Total   Volume    Rate    Total
                               ------- ------- -------- ------- -------- -------
                                                 (in thousands)
Interest-Earning Assets
 Federal funds sold/interest-
   bearing due from............$  (38) $   190 $    152 $ (190) $    (9) $ (199)
 Investments...................  2,442   7,794   10,236   1,424     (30)   1,394
 Loans.........................  1,946     498    2,444   1,495  (1,560)    (65)
                               ------- ------- -------- ------- -------- -------
    Total increase (decrease)
      in interest income.......  4,350   8,482   12,832   2,729  (1,599)   1,130
                               ------- ------- -------- ------- -------- -------
Interest-Bearing Liabilities
 NOW and money market
   accounts....................  1,935   1,774    3,709     962      542   1,504
 Savings.......................      2    (45)     (43)    (55)     (13)    (68)
 Certificates of Deposit:
   Under $100,000..............    456   (892)    (436)   (297)    (566)   (863)
   $100,000 and over...........    509     590    1,099     377    (222)    155
 Short-term borrowings:
   Securities and loans sold
     under agreements to
     repurchase and federal
     funds purchased...........  1,240   3,957    5,197     771       10     781
   FHLB notes payable..........    407   1,092    1,499   (138)     (34)   (172)
 Long-term borrowings..........    248     270      518     124     (39)      85
                               ------- ------- -------- ------- -------- -------
 Total increase (decrease)
   in interest expense.........  4,797   6,746   11,543   1,744    (322)   1,422
                               ======= ======= ======== ======= ======== =======
 Increase (decrease) in net
   interest income.............$ (447) $ 1,736 $  1,289 $   985 $(1,277) $ (292)
                               ======= ======= ======== ======= ======== =======

(1)  From continuing operations for all periods presented.

Year ended December 31, 2000 compared to year ended December 31, 1999. Net interest income increased $1.3 million, or 10.4 percent, to $13.6 million as compared to $12.4 million. Net interest spread and net interest margin declined to 2.41 and 2.72 percent, respectively. The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors.


                Net Interest Income Analysis - 2000 vs. 1999 (1)

                                For the Years Ended
                                   December 31,           Change
                                -------------------  ----------------
                                  2000       1999
                                --------   --------
                               (amounts in millions)
Total interest income
  increased.................... $  41.8    $  28.9   $  12.9     45%
  Due to:
    Increase in average
    earning assets............. $ 501.2    $ 362.0   $ 139.2     38%
  Driven by:
    Increase in average
      investments (a).......... $ 243.2    $ 112.9   $ 130.3    115%
    Increase in average
      loans (b)................ $ 255.8    $ 250.2   $   5.6      2%
  The increases in average
    earning assets volume
    were coupled with:
    Increased yield on
      earning assets...........    8.33%      7.99%     0.34%     4%
  Driven by:
    Increased yield on
      loans (c)................    9.59%      8.83%     0.76%     9%
    Increased yield on
      investments (d)..........    6.99%      5.98%     1.01%    17%
  These increases were
    somewhat offset by:
    Mix change in earning
      asset portfolio -
      Average loans as a
        percent of total
        interest-earning
        assets (e).............      51%        69%   (18.0)%  (26)%
Total interest expense
  increased.................... $  28.1    $  16.6   $  11.5     69%
  Due to:
    Increase in average
      interest-bearing
      liabilities.............. $ 474.6    $ 338.4   $ 136.2     40%
  Driven by:
    Increase in average
      interest-bearing
      deposits (f)............. $ 302.9    $ 266.6   $  36.3     14%
    Increase in average
      borrowings (g)........... $ 171.7    $  71.9   $  99.8    139%
  These increases were
    coupled with:
    Increase in cost of
      interest-bearing
        deposits (h)...........    5.57%      4.70%     0.87%    19%
    Increase in cost of
      borrowings (i)...........    6.55%      5.62%     0.93%    17%
--------------------

(1)  From continuing operations for all periods presented.

     (a) Reflecting further implementation of the balance sheet leveraging strategy initiated late in 1999, the Company purchased investment securities and funded them with FHLB borrowings.

     (b) Loan growth is attributable to increases in loans originated in both the Minnesota and North Dakota markets.

     (c) The improved loan yield is reflective of prime rate increases in 2000 offset by some decreases in loan pricing spread to prime rate due to competitive pressures in all markets.

     (d) The improved investment yield reflects the higher rate environment in 2000 as well as the mix of investment types in the Company's investment portfolio.

     (e) The increase in investment securities noted in (a) caused this change in the mix of the earning asset portfolio. While such a mix change has a negative effect on yield on earning assets (because investments typically yield less than loans), the strategy is accretive to earnings.

     (f) Deposit growth is primarily attributable to the continued success of the Wealthbuilder family of NOW and money market accounts.

     (g) Increased FHLB borrowings for the purpose of purchasing investment securities. See (a) above.


     (h) Increased cost of interest-bearing deposits is reflective of the volume of Wealthbuilder NOW and money market accounts and the associated increases in cost as interest rates rose during 2000. The Wealthbuilder accounts are indexed to and float with the 90 day T-bill rate. Additionally, in a higher rate environment, the cost of certificates of deposit also increases with renewals and new accounts.

     (i) Rates are reflective of the overall increased rate environment in 2000 as compared to 1999.


Net interest income and margin in future periods are expected to be impacted by several factors. Recent decreases in the prime rate will negatively impact interest income and yields on loans but will positively impact interest expense and the cost of deposits and borrowings. Additionally, the Company has increased its earning asset portfolio by purchasing investment securities funded primarily through FHLB borrowings. While the additional investments have increased interest income, net interest income and earnings, they have negatively impacted yield on earning assets and net interest margin because yields on such investments are typically lower than those achieved in the loan portfolio.

Many factors, including, but not limited to, the competitive environment in the markets in which the Company operates, the multitude of financial and investment products available to the public and the monetary policies of the FRB, can materially impact the Company's operating results. Therefore, management cannot predict, with any degree of certainty, prospects for net interest income in future periods. See "Supervision and Regulation-Monetary Policy" included under
Item 1 of Part I. See also Item 7a, "Quantitative and Qualitative Disclosures About Market Risk," for information relating to the impact of fluctuating interest rates on the Company's net interest income.

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


                Net Interest Income Analysis - 1999 vs. 1998 (1)

                               For the Years Ended
                                   December 31,           Change
                                -------------------  ----------------
                                  2000       1999
                                --------   --------
                               (amounts in millions)
Total interest income
  increased.................... $  28.9    $  27.8   $   1.1      4%
  Due to:
    Increase in average
      earning assets........... $ 362.0    $ 326.0   $  36.0     11%
  Driven by:
    Increase in average
      loans (a)................ $ 250.2    $ 234.3   $  15.9      7%
    Increase in average
      investments (b).......... $ 112.9    $  89.2   $  23.7     27%
  The increases in average
    earning assets volume
    were offset by:
    Decreased yield on
      earning assets...........    7.99%      8.53%   (0.54)%   (6)%
  Driven by:
    Decreased yield on
      loans (c)................    8.83%      9.45%   (0.62)%   (7)%
    Mix change in earning
      asset portfolio -
      Average loans as a
        percent of total
        interest-earning
        assets.................      69%        72%      (3)%   (4)%
Total interest expense
  increased.................... $  16.6    $  15.2   $   1.4      9%
  Due to:
    Increase in average
      interest-bearing
      liabilities.............. $ 338.4    $ 297.2   $  41.2     14%
  Driven by:
    Increase in average
      interest-bearing
      deposits (d)............. $ 266.6    $ 239.3   $  27.3     11%
    Increase in average
      borrowings (e)........... $  71.9    $  57.9   $  14.0     24%
  These increases were
    somewhat offset by:
    Decrease in cost of
      interest-bearing
      deposits (f).............    4.70%      4.93%   (0.23)%   (5)%
    Decrease in cost of
      borrowings (g)...........    5.62%      5.78%   (0.16)%   (3)%

--------------------
(1)  From continuing operations for all periods presented.

     (a) Loan growth primarily attributable to increases in loans originated at Minneapolis and Fargo locations.

     (b) The Company increased its investment securities holdings primarily through FHLB borrowings with the implementation of the balance sheet leveraging strategy late in 1999.

     (c) The decreased loan yield was reflective of the 75 basis point decline in the prime rate late in 1998 as well as a decrease in loan pricing spread to prime rate due to competitive pressures in all markets.

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

Provision for Credit Losses. Management determines a provision for credit losses which it considers sufficient to maintain the Company's allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. See Note 1 to the Consolidated Financial Statements included under Item 8 and "-Financial Condition-Loan Portfolio-Allowance for Credit Losses" for further discussion of the components of the allowance for credit losses and the Company's methodology for assessing the adequacy of the allowance.

The provision for credit losses for the year ended December 31, 2000 was $1.2 million as compared to $1.1 million in 1999 and $1.2 million in 1998.

Noninterest Income. The following table presents, for the periods indicated, the major categories of the Company's noninterest income as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations following the table:


                             Noninterest Income (1)



                                                            Increase (Decrease)
                             For the Years Ended    -----------------------------------
                                December 31,          2000 - 1999         1999 - 1998
                         -------------------------- ----------------   ----------------
                           2000     1999     1998      $        %         $        %
                         -------- -------- -------- -------- -------   -------- -------
                               (in thousands)
Insurance commissions... $ 2,003  $ 2,045  $ 1,769  $  (42)    (2)%(a) $   276     16%(a)
Fees on loans...........   1,941    1,435    1,376      506     35%(b)      59      4%
Brokerage income........   1,466      797       53      669     84%(c)     744  1,404%(c)
Trust and financial
  services..............   1,064      589      517      475     81%(d)      72     14%

Service charges.........     604      536      566       68     13%       (30)    (5)%
Net gain on sales of
   securities ..........     276      198      130       78     39%         68     52%
Rental income...........      56      121       43     (65)   (54)%         78    181%
Other...................     363      347      389       16      5%       (42)   (11)%
                         -------- -------- -------- --------           --------
Total noninterest
  income................ $ 7,773  $ 6,068  $ 4,843    1,705     28%    $ 1,225     25%
                         ======== ======== ======== ========           ========
--------------------

(1)  From continuing operations for all periods presented.

     (a) Increased insurance commissions in 1999 resulted from an increase in the average number of insurance producers as well as successful efforts to cross-sell insurance to bank customers. In 2000, insurance commissions remained relatively stable in spite of a reduction in the number of insurance agents.

     (b) The increase in loan fees is largely attributable to loans originated and sold. BNC AMI also generated some loan fees upon placement of credit into the secondary market. Management cannot predict with any degree of certainty the amount of loans which will be originated or placed and related loan fees which will be recognized in future periods.

     (c) Increases are attributable to the addition of brokerage staff at BNC AMI and successful efforts to cross-sell brokerage services to bank customers.

     (d) The 2000 increase is attributable to fees associated with the BNC U.S. Opportunities Fund LLC which was formed on September 1, 1999 and is managed by the Bank's Financial Services Division.

Noninterest Expense. The following table presents, for the periods indicated, the major categories of the Company's noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations below the table:

                             Noninterest Expense (1)


                                                            Increase (Decrease)
                             For the Years Ended       -----------------------------------
                                December 31,             2000 - 1999         1999 - 1998
                         ----------------------------- ----------------   ----------------
                           2000      1999      1998       $        %          $       %
                         --------- --------- --------- -------- -------   -------- -------
                                (in thousands)
Salaries and employee
  benefits.............. $  8,891  $  8,854  $  7,463  $    37      --    $ 1,391     19%(a)
Depreciation and
  amortization..........    1,659     1,586     1,498       73       5%        88      6%
Occupancy...............    1,360     1,248       988      112       9%       260     26%(a)
Professional services...    1,290     1,214       766       76       6%       448     58%(b)
Office supplies,
  telephone and
  postage...............      940       941       749      (1)      --        192     26%(a)
Marketing and
  promotion.............      597       621       455     (24)     (4)%       166     36%(c)
Repossessed and
  impaired asset
  expenses/write-
  offs..................      470     2,271         2  (1,801)    (79)%(d)  2,269     -- (d)
Minority interest in
  income of
  subsidiaries..........      399        --        --      399      -- (e)     --     --
FDIC and other
  assessments...........      200       191       184        9       5%         7      4%
Other...................    1,624     1,289     1,274      335      26%(f)     15      1%
                         --------- --------- --------- --------           --------
Total noninterest
  expense............... $ 17,430  $ 18,215  $ 13,379  $  (785)    (4)%   $ 4,836     36%
                         ========= ========= ========= ========           ========
Efficiency ratio (g)....    81.38%    98.86%    76.49%  (17.48)%            22.37%
--------------------

(1)  From continuing operations for all periods presented.

     (a) 1999 increases represent personnel additions at BNC AMI, BNC Insurance and the Bank's Fargo branch as well as related occupancy, supplies, telephone, postage and other miscellaneous expenses.

     (b) 1999 increase represents an increase in brokerage costs at BNC AMI, legal fees related to the proceedings against a former loan officer and other legal costs associated with other real estate owned and repossessed assets. Professional services expenses in 2000 remained relatively flat.

     (c) 1999 included increased advertising, public relations and promotional expenses, including fees paid to an investor relations firm engaged late in 1998.

     (d) 1999 included write-downs to estimated net realizability of other real estate owned and repossessed assets. The Company had no assets classified as other real estate owned at December 31, 2000 and repossessed assets were valued at $84,000.

     (e) This is the interest expense associated with the trust preferred securities issued in July 2000. See Note 10 to the Consolidated Financial Statements included under Item 8 for further information related to the trust preferred offering.

     (f) Increase in 2000 represents a number of immaterial increases in various miscellaneous expense categories.

     (g) Noninterest expense divided by an amount equal to net interest income plus noninterest income. Noninterest expense for 2000 and 1999 included $470,000 and $2.3 million, respectively, in write-downs of nonperforming assets. Excluding these write-downs and the interest on the trust preferred securities, the efficiency ratios for 2000 and 1999 would have been 77.30 and 86.53 percent, respectively.


Financial Condition

Overview. Although subsequent sections of this discussion and analysis of financial condition address certain aspects of the Company's major assets and liabilities in significant detail, the following two tables are presented as a general overview of the financial condition of the Company.

The following table presents the Company's assets by category as of December 31, 2000, 1999 and 1998, as well as the amount and percent of change between the dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):


                                     Assets

                                                              Increase (Decrease)
                                                       -----------------------------------
                              As of December 31,         2000 - 1999        1999 - 1998
                         ----------------------------- ----------------   ----------------
                           2000      1999      1998       $        %          $       %
                         --------- --------- --------- -------- -------   -------- -------
Cash and due from
  banks................. $  14,988 $  12,816 $   7,475 $  2,175     17%   $  5,341     71%
Interest-bearing
  deposits with
  banks.................       595     5,565     2,809  (4,970)   (89)%      2,756     98%
Federal funds sold......        --     3,500        --  (3,500)  (100)%      3,500     --
Investment securities
  available for sale....   263,185   150,992    96,601  112,193     74%(a)  54,391     56%(a)
Loans and leases, net...   265,337   259,179   244,327    6,158      2%(b)  14,852      6%(b)
Premises, leasehold
  improvements and
  equipment, net........    14,873    12,006     8,786    2,867     24%      3,220     37%
Interest receivable.....     3,854     2,613     2,356    1,241     47%        257     11%
Other assets............     4,465     6,945     5,929  (2,480)   (36)%      1,016     17%
Deferred charges and
  intangible assets,
  net...................     2,719     3,261     3,957    (542)   (17)%      (696)   (18)%
Assets of
  discontinued
  operation.............        --        --    24,092       --     --    (24,092)  (100)%(c)
                         --------- --------- --------- ---------          --------
      Total assets...... $ 570,016 $ 456,877 $ 396,332 $ 113,139    25%   $ 60,545     15%
                         ========= ========= ========= =========          ========


(a) The Company implemented a balance sheet leveraging strategy beginning late in 1999 whereby the earning asset portfolio was increased through the purchase of additional investment securities funded primarily by borrowings from the FHLB.

(b) The 1999 increase is primarily attributable to an increase in real estate mortgage loans originated in Minnesota and North Dakota. The 2000 increase is primarily attributable to an increase in real estate construction loans. Although net loans outstanding have not increased materially, gross loans originated by the Company have increased significantly as the Company has originated and sold portions of loans to other lenders on a nonrecourse basis. Loans may be sold to accommodate customers whose financing needs exceed legal lending limits and/or internal loan restrictions relating primarily to industry concentrations. Outstanding balances of loan participations sold on a nonrecourse basis were $189.8, $120.1 and $56.7 million, respectively, as of December 31, 2000, 1999 and 1998.

(c)  Sale  of  BNC  Financial   Corporation,   BNCCORP's   asset-based   lending
     subsidiary, on December 31, 1999.



The following table presents the Company's liabilities, guaranteed preferred beneficial interests in subordinated debentures and stockholders' equity by category as of December 31, 2000, 1999 and 1998, as well as the amount and percent of change between the dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):


          Liabilities, Subordinated Debentures and Stockholders' Equity

                                                              Increase (Decrease)
                                                       -----------------------------------
                              As of December 31,         2000 - 1999        1999 - 1998
                         ----------------------------- -----------------   ----------------
                           2000      1999      1998        $        %          $       %
                         --------- --------- --------- --------- -------   -------- -------
Deposits:
Noninterest-bearing..... $  31,459 $  29,798 $  28,475 $   1,661     6%    $  1,323     5%
Interest-bearing -
  Savings, NOW and
    money market........   169,425   127,454    89,887    41,971    33%(a)   37,567    42%(a)
  Time deposits
    $100,000 and over...    61,720    46,779    39,162    14,941    32%(b)    7,617    19%(b)
  Other time deposits...    99,860   120,680   126,975  (20,820)  (17)%(a)  (6,295)   (5)%(a)
Short term borrowings...   150,428    88,700    49,290    61,728    70%(c)   39,410    80%(c)
Long term borrowings....    12,642    14,470     9,195   (1,828)  (13)%       5,275    57%
Other liabilities.......     7,419     5,847     6,362     1,572    27%       (515)   (8)%
Liabilities of
  discontinued
  operation.............        --        --    21,731        --    --     (21,731) (100)%(d)
                         --------- --------- --------- ---------           --------
      Total
        liabilities.....   532,953   433,728   371,077    99,255    23%      62,651    17%
                         --------- --------- --------- ---------           --------
Guaranteed preferred
  beneficial interests
  in Company's
  subordinated
  debentures............     7,606        --        --     7,606    -- (e)       --    --
Stockholders' equity....    29,457    23,149    25,255     6,308    27%(f)  (2,106)    (8)%
                         --------- --------- --------- ---------           --------
      Total............. $ 570,016 $ 456,877 $ 396,332 $ 113,139    25%    $ 60,545     15%
                         ========= ========= ========= =========           ========

(a) Increases in the "savings, NOW and money market" category are attributable to the popularity of the Company's Wealthbuilder deposit products. Success of these products has also contributed to a decrease in the "other time deposits" category as some customers have elected to transfer maturing time deposits to the more liquid and competitively priced Wealthbuilder products.

(b) Brokered deposits totaled $30.7 million at December 31, 2000 compared to $13.4 and $5.0 million at December 31, 1999 and 1998, respectively.

(c) Increases in short term borrowings are attributable to the balance sheet leveraging strategy.

(d)  Sale of BNC Financial Corporation on December 31, 1999.

(e) Issuance of trust preferred securities in July 2000. See Note 10 to the Consolidated Financial Statements included under Item 8 for further information related to the trust preferred securities.

(f) Increase is attributable to earnings of $2.3 million and unrealized holding gains on securities available for sale arising during the period of $3.9 million.

Investment Securities. BNC's investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash-flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements and manage asset diversification. In managing the portfolio, the Company seeks a balance among yield and the management of credit and liquidity risks with a goal of maximizing the longer-term overall profitability of the Company.

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

The following table presents the composition of the investment portfolio by major category as of the dates indicated:

                      Investment Portfolio Composition (1)

                                                  December 31,
                       ----------------------------------------------------------------
                               2000                  1999                  1998
                       --------------------- --------------------- --------------------
                                  Estimated             Estimated            Estimated
                                    Fair                  Fair                 Fair
                        Amortized   market   Amortized    market   Amortized   market
                          cost      value       cost      value      cost      value
                       ---------- ---------- ---------- ---------- --------- ---------
                                               (in thousands)

Available for Sale:
U.S. Treasury
  securities.......... $      --  $      --  $      --  $      --  $  5,098  $  5,109
U.S. government
  agency mortgage-
  backed securities...    44,272     44,468     26,697     26,295    51,194    51,444
U.S. government
  agency securities...     4,880      4,890      4,654      4,468    13,096    12,998
Collateralized
  mortgage
  obligations.........   164,221    165,404     97,243     95,038    19,602    19,607
State and municipal
  bonds...............    20,782     20,905     20,272     19,548     3,355     3,420
Corporate bonds.......    16,968     17,899         --         --        --        --
Equity securities.....     9,619      9,619      5,643      5,643     4,024     4,023
                       ---------- ---------- ---------- ---------- --------- ---------
Total investments..... $ 260,742  $ 263,185  $ 154,509  $ 150,992  $ 96,369  $ 96,601
                       ========== ========== ========== ========== ========= =========

(1)        From continuing operations for all periods presented.


The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in the Company's investment portfolio at December 31, 2000:


                                                  Investment Portfolio - Maturity and Yields

                                                                   Maturing
                          ------------------------------------------------------------------------
                                               After 1 but       After 5 but
                            Within 1 Year     within 5 years   within 10 years    After 10 years       Total
                          ----------------- ----------------- ----------------- ------------------ ------------------
                           Amount  Yield(1)  Amount  Yield(1)  Amount  Yield(1)  Amount   Yield(1)  Amount   Yield(1)
                          -------- -------- -------- -------- -------- -------- --------- -------- --------- --------
Available for sale:(2)
U.S. government agency
  mortgage-backed
  securities (3)......... $    44    5.42%  $   977    6.15%  $  5,497   6.46%  $  37,754   7.71%  $  44,272   7.52%
U.S. government agency
  securities.............      --      --     1,411    5.78%        --     --       3,469   6.04%      4,880   5.96%
Collateralized mortgage
  obligations (3)........      --      --     2,275    7.11%    48,454   6.86%    113,492   6.85%    164,221   6.86%
State and municipal
  bonds..................       5   14.33%    1,215    8.92%     1,128   7.15%     18,434   7.30%     20,782   7.39%
Corporate bonds..........      --      --        --      --         --     --      16,968   9.22%     16,968   9.22%
                          --------          --------          --------          ---------          ---------
Total book value of
  investment securities.. $    49    6.32%  $ 5,878    7.00%  $ 55,079   6.83%  $ 190,117   7.26%    251,123   7.16%
                          ========          ========          ========          =========          ---------
Unrealized holding
  gain on securities
  available for sale.....                                                                              2,443
Equity securities........                                                                              9,619   6.94%
                                                                                                   ---------
Total investment in
  securities available
  for sale...............                                                                          $ 263,185   7.09%(4)
                                                                                                   =========

--------------------

(1) Yields include adjustments for tax-exempt income; yields do not reflect changes in fair value that are reflected as a separate component of stockholders' equity (except as noted in (4) below).

(2)  Based on amortized cost/book value.

(3)  Maturities  of  mortgage-backed   securities  and  collateralized  mortgage
     obligations are based on contractual maturities.

(4) Yield reflects changes in fair value that are reflected as a separate component of stockholders' equity.


As of December 31, 2000, BNC had $263.2 million of securities in the investment portfolio as compared to $151.0 and $96.6 million at December 31, 1999 and 1998, respectively. During 2000, the Company increased its holdings in agency collateralized mortgage obligations ("CMOs"), U.S. government agency mortgage-backed securities and corporate bonds by $70.4, $18.2, and $17.9 million, respectively.

The increased volume of these sectors and the portfolio as a whole is part of the Company's strategy to increase its earning asset portfolio by purchasing investment securities funded primarily through FHLB borrowings. The portfolio management process, investment objectives, and risk/reward analysis described above led the increase in the investment portfolio to be over-weighted toward CMOs due to their risk/reward characteristics. In addition, over the course of 2000, principal cash flows were primarily reinvested in CMOs because they offered a better risk/reward profile (due to the structure of the CMO cash flows) relative to mortgage-backed securities.

At December 31, 2000, BNC held no securities of any single issuer, other than U.S. government agency securities and agency mortgage-backed securities and CMOs, that exceeded ten percent of stockholders' equity. A significant portion of the Company's investment securities portfolio (approximately 82 percent at December 31, 2000) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Loan Portfolio. The Company's primary source of income is interest earned on loans. Net loans increased $6.2 million, or 2.4 percent, to $265.3 million at December 31, 2000 as compared to $259.2 million at December 31, 1999. In 1999, net loans increased $14.9 million, or 6 percent, as compared to December 31, 1998. The following table presents the composition of the Company's loan portfolio as of the dates indicated:


                                               Loan Portfolio Composition (1)

                                                                  December 31,
                          -----------------------------------------------------------------------------------------
                                 2000              1999              1998              1997              1996
                          ----------------- ----------------- ----------------- ----------------- -----------------
                            Amount     %      Amount     %      Amount     %      Amount     %      Amount     %
                          --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
                                                                          (dollars in thousands)
Commercial and
  industrial ............ $ 112,407   42.4  $ 111,236   42.9  $ 107,886   44.2  $  96,780   44.5  $  89,065   45.4

Real estate
  mortgage...............    90,622   34.2     91,906   35.5     76,692   31.4     56,408   26.0     47,451   24.2
Real estate
  construction...........    25,301    9.6     16,026    6.2     20,831    8.5     18,215    8.4      8,806    4.5
Agricultural.............    15,775    5.9     16,679    6.4     19,777    8.1     21,064    9.7     20,673   10.6
Consumer/other...........    14,888    5.6     15,116    5.8     14,761    6.1     18,726    8.6     18,734    9.6
Lease financing..........    10,202    3.8     11,307    4.4      7,422    3.0      9,211    4.2     12,970    6.6
                          --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
Total face amount of
  loans..................   269,195  101.5    262,270  101.2    247,369  101.3    220,404  101.4    197,699  100.9
Unearned income and
  net unamortized
  deferred fees and
  costs..................     (270)  (0.1)      (219)  (0.1)      (188)  (0.1)      (255)  (0.1)      (264)  (0.1)
                          --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
Loans, net of unearned
  income and
  unamortized fees
  and costs..............   268,925  101.4    262,051  101.1    247,181  101.2    220,149  101.3    197,435  100.8
Less allowance for
  credit losses...........  (3,588)  (1.4)    (2,872)  (1.1)    (2,854)  (1.2)    (2,919)  (1.3)    (1,545)  (0.8)
                          --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
Net loans.................$ 265,337 100.00  $ 259,179  100.0  $ 244,327  100.0  $ 217,230  100.0  $ 195,890  100.0
                          ========= ======= ========= ======= ========= ======= ========= ======= ========= =======


(1)   From continuing operations for all periods presented.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in the Company's loan portfolio. Material changes are discussed in lettered explanations below the table:


                    Change in Loan Portfolio Composition (1)

                                          Increase (Decrease)
                              ----------------------------------------
                                 2000 - 1999           1999 - 1998
                              ------------------    ------------------
                                  $         %           $         %
                              ---------  -------    ---------  -------
                                        (dollars in thousands)
Commercial and industrial.... $  1,171       1%     $  3,350       3%
Real estate mortgage.........  (1,284)     (1)%       15,214      20%(a)
Real estate construction.....    9,275      58%(b)   (4,805)    (23)%
Agricultural.................    (904)     (5)%      (3,098)    (16)%
Consumer/other...............    (228)     (2)%          355       2%
Lease financing..............  (1,105)    (10)%        3,885      52%
                              ---------             ---------
Total face amount of loans...    6,925       3%       14,901       6%
Unearned income/unamortized
  fees and costs.............     (51)    (23)%         (31)    (16)%
                              ---------             ---------
Loans, net of unearned
  income/unamortized
  fees and costs.............    6,874       3%       14,870       6%
Allowance for credit losses..    (716)    (25)%         (18)     (1)%
                              ---------             ---------
Net Loans.................... $  6,158       2%     $ 14,852       6%(c)
                              =========             =========


(1)  From continuing operations for all periods presented.

     (a) Increase in 1999 is attributable to loan volume generated out of Minnesota and North Dakota.

     (b)  Increased originations of commercial real estate construction loans.

     (c) As previously noted, net loans outstanding have not increased significantly in the last 24 months; however, this is not reflective of the loans originated by the Company which totaled $459.0 million at December 31, 2000 compared with $382.4 and $304.1 million at December 31, 1999 and 1998, respectively. Loans are originated and sold for legal lending limit, concentration and other reasons. See "-Loan Participations."

While prospects for continued loan growth appear favorable, management cannot predict with any degree of certainty the Company's future loan growth potential.

Credit Policy and Approval Procedures. BNC follows a uniform credit policy that sets forth underwriting and loan administration criteria. The loan policy, including lending guidelines for the various types of credit offered by the Company, is established by the Board of Directors (the "Board") based upon the recommendations of senior lending management and credit committees. The loan policy is reviewed and reaffirmed by the Board at least annually. Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral.

The Company delegates lending decision authority among various lending officers and the credit committees based on the size of the customer's credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Board on a monthly basis for summary review. Any exceptions to loan policies and guidelines, to the extent the credit relationship amount exceeds individual loan officer lending authorities, are subject to special approval by Bank executive lenders or the credit committees.

Loan Participations. Pursuant to BNC's lending policy, loans may not exceed 85 percent of bank legal lending limits (except to the extent collateralized by U.S. Treasury securities or Bank deposits and, accordingly, excluded from the Bank's legal lending limit). To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Bank sells loan participations to outside participants without recourse. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:

                          Loan Participations Sold (1)

                                  December 31,
                  ----------------------------------------------
                                 (in thousands)
                        2000................... $ 189,763
                        1999...................   120,100
                        1998...................    56,700
                        1997...................    65,800
                        1996...................    57,300

(1)  From continuing operations for all periods presented.

The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. Many of the loans sold by the Bank are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Bank. See Note 1 to the Consolidated Financial Statements included under Item 8 for further discussion of accounting policies related to loans. Management cannot reliably predict BNC's ability to continue to generate or sell loan participations or the terms of any such sales.

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2000 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2000, the Company identified three concentrations of loans exceeding ten percent of total loans and loan commitments outstanding. These concentrations were in real estate, lodging places and construction, which represented 20.1, 10.4 and 10.3 percent, respectively, of total loans and loan commitments outstanding.

The real estate loans and commitments were extended to 112 customers who are diversified across the Company's market areas and who can be generally categorized as indicated below:


                                             Percent of
                                                total
                                             outstanding
                                                loans
                                Number of     and loan
                                customers    commitments
                               -----------  -------------
Non-residential and
  apartment building
  operators, developers
  and lessors of real
  property...................         58          15.9%
Real estate holding
  companies..................         54           4.2%
                               -----------  -------------
      Total..................        112          20.1%
                               ===========  =============

The lodging loans and commitments were extended to 18 customers whose properties are located throughout the United States. Loans in this category are made to borrowers that have seasoned hotel portfolios that are well diversified by location, property type and flag.

Loans and commitments in the construction category were extended to 56 customers who are located primarily in Minnesota, Iowa and North and South Dakota and who can be generally categorized as indicated below:


                                             Percent of
                                                total
                                             outstanding
                                                loans
                                Number of     and loan
                                customers    commitments
                               -----------  -------------
General building
  contractors................         13           2.3%
Heavy construction,
  excluding building.........         21           6.7%
Special trade contractors....         22           1.3%
                               -----------  -------------
     Total...................         56          10.3%
                               ===========  =============


The contractors are involved in various aspects of the construction industry, including highway and street construction, water/sewer drilling, plumbing, heating and air conditioning, commercial painting, electrical, concrete and excavating and foundation contractors. Loans in this category are secured, in many cases, by construction equipment.

The Company continually monitors industry and other credit concentrations as part of its credit risk management strategies. In cases where significant concentrations exist without sufficient diversification and other mitigating factors, BNC generally sells loans without recourse to outside financial institutions.

Agricultural Loans. BNC's agricultural loan portfolio totals approximately $15.8 million, or 6 percent of total loans at December 31, 2000. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. The majority of the Company's agricultural loans are extended to borrowers located in North Dakota, and are diversified over several counties. The Company has been monitoring its agricultural loans closely. As of December 31, 2000, there were no agricultural loans classified as nonperforming.

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of BNC's portfolio as of December 31, 2000. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                             Maturities of Loans (1)

                                            Over 1 Year
                                          Through 5 years       Over 5 Years
                                        -------------------- -------------------
                               One year   Fixed    Floating    Fixed   Floating
                               or less    Rate       Rate      Rate      Rate      Total
                              --------- --------- ---------- --------- --------- ----------
                                                     (in thousands)
Commercial and industrial.... $ 46,126  $ 19,293  $  37,044  $  3,829  $  6,115  $ 112,407
Real estate mortgage.........    9,340    17,896     20,630    29,619    13,137     90,622
Real estate construction.....    7,400       112     16,736        --     1,053     25,301
Agricultural.................    7,390     3,635      1,659     1,110     1,981     15,775
Consumer/other...............    8,164     4,783      1,349       520        72     14,888
Lease financing..............      332     9,491         --       379        --     10,202
                              --------- --------- ---------- --------- --------- ----------
Total face amount of loans... $ 78,752  $ 55,210  $  77,418  $ 35,457  $ 22,358  $ 269,195
                              ========= ========= ========== ========= ========= ==========
--------------------

(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding repricing of loans and other assets.

Interest Rate Floors. From time to time the Company may use off-balance-sheet instruments, principally interest rate floors, to adjust the interest rate sensitivity of on-balance-sheet items, including loans. See -"Liquidity, Market and Credit Risk," Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 14 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments and currently outstanding instruments.

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

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:

                            Nonperforming Assets (1)


                                                December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                           (dollars in thousands)
Nonperforming loans:
  Loans 90 days or more
    delinquent and still
    accruing interest........ $   221   $    22   $   307   $ 1,016   $   129
  Nonaccrual loans (2)(3)....     343     1,620     2,042       376        22
  Restructured loans (2)(3)..      16        16        44       104       136
                              --------  --------  --------  --------  --------
    Total nonperforming
      loans..................     580     1,658     2,393     1,496       287
  Other real estate owned
    and repossessed assets...      84     1,207     2,112        --       159
                              --------  --------  --------  --------  --------
    Total nonperforming
      assets................. $   664   $ 2,865   $ 4,505   $ 1,496   $   446
                              ========  ========  ========  ========  ========
Allowance for credit
  losses..................... $ 3,588   $ 2,872   $ 2,854   $ 2,919   $ 1,545
                              ========  ========  ========  ========  ========
Ratio of total non-
  performing loans
  to total loans.............     .22%      .63%      .97%      .68%      .15%
Ratio of total non-
  performing assets
  to total assets............     .12%      .63%     1.21%      .43%      .16%

--------------------

(1)  From continuing operations for all periods presented.

(2) If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, BNC would have recognized additional interest income of $29,000, $112,000 and $49,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(3) The interest income on nonaccrual and restructured loans actually included in the Company's net income was $6,000, $29,000 and $175,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


The Company achieved significant improvement in the level of nonperforming loans and assets during 2000. A determined focus by senior management on loan portfolio management resulted in a dramatic improvement in credit quality.

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

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized / incurred.

Potential Problem Loans. In accordance with accounting standards, the Company identifies loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. BNC generally considers all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Impaired loans at December 31, 2000, not including the past due, nonaccrual and restructured loans reported above, totaled $6.0 million. A significant portion of these loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that the Company's position as creditor is protected to the fullest extent possible.

Allowance for Credit Losses. BNCCORP maintains an allowance for credit losses sufficient to absorb inherent losses in the loan portfolio. The allowance represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is adjusted through the provision for credit losses, which is charged to income.

At yearend 2000, the Company's total allowance was $3.6 million which equates to approximately 3.1 times the average charge-offs for the last three and five years, and 3.8 and 4.3 times the average net charge-offs for the same three-and five-year periods, respectively. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level. The Company's charge-off policy is generally consistent with regulatory standards.

The three components to the allowance for credit losses, the specific allowance, allocated allowance and unallocated allowance, are discussed in Note 1 to the Consolidated Financial Statements included under Item 8. A comprehensive analysis of the adequacy of the allowance for loan losses is performed by the Company on a quarterly basis. Additionally, peer review of allowance levels of other financial institutions is conducted on an annual basis.

Historically, senior lending management in each of BNCCORP's banking subsidiaries has been responsible for assessing the adequacy of the respective subsidiary's allowance for credit losses and making provision for credit losses recommendations to the appropriate board of directors. The Company recently established an Allowance for Credit Losses Review Committee (the "Review Committee"), which now has the responsibility of affirming allowance methodology, performing an annual credit loss migration analysis and assessing the allowance components in relation to estimated and actual charge-off trends. Certain members of the Review Committee are responsible for assessing and reporting on the appropriateness of the allowance for credit losses as well as recommending revisions to the Company's methodology for determining the adequacy of the allowance as they become necessary.

Concentrations of credit risk are discussed under "-Concentrations of Credit." Concentrations exist in real estate, lodging and construction loans and commitments. Additionally, a geographic concentration of credit risk also arises because BNCCORP operates primarily in the upper midwest with 93 percent of loans outstanding as of December 31, 2000 having been extended to customers in Minnesota, North Dakota and South Dakota. Other groups of credit risk may not constitute a significant concentration, but are analyzed based on other evident risk factors for the purpose of determining an adequate allowance level.

Nonperforming and potential problem loans are defined and discussed under "-Nonperforming Loans and Assets" and "-Potential Problem Loans." Nonperforming loans decreased from $1.7 million at December 31, 1999 to $580,000 at December 31, 2000. Many of these loans are specifically analyzed for purposes of determining the adequacy of the allowance for credit losses.

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

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:


                   Analysis of Allowance for Credit Losses (1)


                                      For the Years Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------- --------- --------- --------- ---------
                                           (dollars in thousands)
Balance of allowance for
  credit losses, beginning
  of period.................. $   2,872 $   2,854 $   2,919 $   1,545 $   1,048
                              --------- --------- --------- --------- ---------
Charge-offs:
  Commercial and
    industrial...............       574     1,090     1,316     1,319       104
  Real estate mortgage.......        58        10        66        24        --
  Agricultural...............        16        35        --        --        22
  Consumer/other.............        39       137        73       107         6
  Lease financing............        68        18        --       471       218
                              --------- --------- --------- --------- ---------
    Total charge-offs........       755     1,290     1,455     1,921       350
                              --------- --------- --------- --------- ---------
Recoveries:
  Commercial and industrial..       100        86       151       744         5
  Real estate mortgage.......        96         1        26         9         6
  Agricultural...............        33        --        --        --       146
  Consumer/other.............        25        71        12        24        --
  Lease financing............        15        12        --        --        --
                              --------- --------- --------- --------- ---------
    Total recoveries.........       269       170       189       777       157
                              --------- --------- --------- --------- ---------
Net charge-offs...............    (486)   (1,120)   (1,266)   (1,144)     (193)
Provision for credit losses
  charged to operations.......    1,202     1,138     1,201     2,518       690
                              --------- --------- --------- --------- ---------
Balance of allowance for
  credit losses, end of
  period..................... $   3,588 $   2,872 $   2,854 $   2,919 $   1,545
                              ========= ========= ========= ========= =========
Ratio of net charge-offs
  to average loans...........    (.19%)    (.45%)    (.54%)    (.53%)    (.11%)
                              ========= ========= ========= ========= =========
Average gross loans
  outstanding during the
  period..................... $ 255,798 $ 250,158 $ 234,342 $ 214,053 $ 169,264
                              ========= ========= ========= ========= =========
Ratio of allowance for
  credit losses to total
  loans......................     1.33%     1.10%     1.15%     1.33%      .78%
                              ========= ========= ========= ========= =========
Ratio of allowance for
  credit losses to
  nonperforming loans........      619%      173%      119%      195%      540%
                              ========= ========= ========= ========= =========

(1)  From continuing operations for all periods presented.

Included in the data above, relating to the lending activities of a former officer, are special provisions of $454,000 and $1.9 million, charge-offs of approximately $639,000 and $1.8 million and recoveries of approximately $153,000 and $690,000 for the years ended December 31, 1998 and 1997, respectively. The recoveries primarily represent payments from the Company's fidelity bond carrier. See Note 20 to the Consolidated Financial Statements included under
Item 8 for further discussion related to proceedings against the loan officer.

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


                 Allocation of the Allowance for Loan Losses (1)

                                                             December 31,
                  -------------------------------------------------------------------------------------------------------
                         2000                 1999                  1998                1997                 1996
                  -------------------  -------------------  -------------------  -------------------  -------------------
                             Loans in             Loans in             Loans in             Loans in             Loans in
                             category             category             category             category             category
                              as a                 as a                 as a                 as a                 as a
                   Amount    percent    Amount    percent    Amount    percent    Amount    percent    Amount    percent
                     of      of total     of      of total     of      of total     of      of total     of      of total
                  allowance   loans    allowance   loans    allowance   loans    allowance   loans    allowance   loans
                  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                       (dollars in thousands)
Commercial and
  industrial..... $  2,066      42%    $  1,356       43%    $ 1,155       44%   $    931       44%   $    672       45%
Real estate
  mortgage.......      702      34%         712       35%        667       31%        441       26%        306       24%
Real estate
  construction...      112      10%         151        6%        129        8%        311        8%         57        4%
Agricultural.....      342       6%         220        6%        252        8%        139       10%        176       11%
Consumer/other...      128       5%         138        6%        217        6%        174        8%         97        9%
Lease financing..      145       3%          88        4%        133        3%        136        4%         63        7%
Unallocated......       93       0%         207        0%        301        0%        787        0%        174        0%
                  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Total............ $  3,588     100%    $  2,872      100%   $  2,854      100%   $  2,919      100%   $  1,545      100%
                  =========  ========  =========  ========  =========  ========  =========  ========  =========  ========

(1)      From continuing operations for all periods presented.

Deposits. BNC's core deposits consist of noninterest-and interest-bearing demand deposits, savings deposits, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over and public funds. These deposits, along with other borrowed funds are used by the Company to support its asset base. See "-Borrowed Funds."

The following table sets forth, for the periods indicated, the distribution of BNC's average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations-Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                     Average Deposits and Deposit Costs (1)


                                             For the Years Ended December 31,
                  --------------------------------------------------------------------------------------
                              2000                         1999                         1998
                  ---------------------------- ---------------------------- ----------------------------
                             Percent    Wgtd.             Percent    Wgtd.            Percent     Wgtd.
                   Average     of       avg.    Average     of       avg.   Average     of        avg.
                   balance   deposits   rate    balance   deposits   rate   balance   deposits    rate
                  --------- ---------- ------- --------- ---------- ------- --------- ---------- -------
                                                                           (dollars in thousands)
Interest-bearing
  demand
  deposits....... $ 136,450    41.15%   5.38%  $  91,671    31.22%   3.96%  $  63,115    23.90%   3.37%
Savings
  deposits.......     4,097     1.24%   2.10%      6,294     2.14%   2.05%      8,717     3.30%   2.26%
Time deposits
  (CDs):
CDs under
  $100,000.......   108,170    32.63%   5.58%    125,470    42.72%   5.16%    130,759    49.50%   5.61%
CDs $100,000
  and over.......    54,177    16.34%   6.29%     43,140    14.69%   5.35%     36,704    13.90%   5.86%
                  --------- ----------         --------- ----------         --------- ----------
Total time
  deposits.......   162,347    48.97%   5.81%    168,610    57.41%   5.20%    167,463    63.40%   5.66%
                  --------- ----------         --------- ----------         --------- ----------
Total interest-
  bearing
  deposits.......   302,894    91.36%   5.57%    266,575    90.77%   4.70%    239,295    90.60%   4.93%
Noninterest-
  bearing demand
  deposits.......    28,656     8.64%      --     27,094     9.23%      --     24,827     9.40%      --
                  --------- ----------         --------- ----------         --------- ----------
Total deposits... $ 331,550    100.0%   5.09%  $ 293,669    100.0%   4.27%  $ 264,122    100.0%   4.47%
                  ========= ==========         ========= ==========         ========= ==========


(1)  From continuing operations for all periods presented.

In recent years, earning asset growth has outpaced core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "-Borrowed Funds." This trend has been common in the banking industry because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers. As of December 31, 2000, the Bank held a total of $9.0 million of national market certificates of deposit and $30.7 million of brokered certificates of deposit. Under current

FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. The Bank was well capitalized at December 31, 2000. See Note 12 to the Consolidated Financial Statements included under Item 8 for a summary of capital status of the Bank.

Time deposits in denominations of $100,000 and more totaled $61.7 million at December 31, 2000 as compared to $46.8 and $39.2 million at December 31, 1999 and 1998, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2000:

                       Time Deposits of $100,000 and Over
                                 (in thousands)
          Maturing in:
          3 months or less.................................... $  5,428
          Over 3 months through 6 months......................   23,533
          Over 6 months through 12 months.....................   28,888
          Over 12 months......................................    3,871
                                                               ---------
              Total........................................... $ 61,720
                                                               =========


Borrowed Funds. BNC uses short-term borrowings to support its asset base. These borrowings include federal funds purchased and U.S. Treasury tax and loan note option accounts, securities sold under agreements to repurchase and FHLB borrowings. At December 31, 2000, short-term borrowings were $150.4 million, or 28 percent of total liabilities, as compared to $88.7 million, or 20 percent of total liabilities, at December 31, 1999 and $49.3 million, or 13 percent of total liabilities, at December 31, 1998. See Note 9 to the Consolidated Financial Statements included under Item 8 for a listing of borrowings outstanding at December 31, 2000 and 1999, including interest rates and terms.

The following table provides a summary of the Company's short-term borrowings and related cost information as of, or for the periods ended, December 31:


                            Short-Term Borrowings (1)

                                          2000       1999       1998
                                       ---------- ---------- ----------
                                            (dollars in thousands)
Short-term borrowings outstanding
  at period end....................... $ 150,428  $  88,700  $  49,290
Weighted average interest rate at
  period end..........................     6.30%      5.74%      4.99%
Maximum month-end balance during
  the period.......................... $ 197,024  $  94,300  $  58,416
Average borrowings outstanding
  for the period...................... $ 158,244  $  61,993  $  49,576
Weighted average interest rate
  for the period......................     6.32%      5.33%      5.44%


(1)  From continuing operations for all periods presented.

As of December 31, 2000, the Company's only outstanding long-term debt was its Subordinated Notes totaling $12.6 million. See Notes 1 and 9 to the Consolidated Financial Statements included under Item 8 for more details. During 2000 the Company retired a total of $2.0 million of the Subordinated Notes. See Note 9 to the Consolidated Financial Statements included under Item 8 for a summary of these transactions.

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. In July 2000, the Company established a special purpose trust for the purpose of issuing trust preferred securities. The trust preferred securities qualify as Tier 1 capital of the Company up to certain limits. See Note 10 to the Consolidated Financial Statements included under Item 8 for a complete description of this transaction.

Capital Resources and Expenditures. BNC's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Note 12 to the Consolidated Financial Statements included under Item 8 includes a summary of the risk-based and leverage capital ratios of BNC and its subsidiary bank(s) as of December 31, 2000 and 1999. As of each of those dates, BNCCORP and the Banks exceeded capital adequacy requirements and the Banks were considered "well capitalized" under prompt corrective action provisions.

During 2000, the Company completed construction of an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building was $6.4 million and was funded through cash generated from operations. There were no other major capital expenditures made during 2000 or 1999.

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

     Derivative financial instruments, until January 1, 2001 generally characterized as off-balance-sheet items, include such instruments as interest rate, foreign exchange, commodity price and equity price contracts, including forwards, swaps and options.

The Company's risk management policies are intended to monitor and limit exposure to liquidity, market and credit risks that arise from each of these financial instruments. See "-Loan Portfolio" for a discussion of the Company's credit risk management strategies.

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

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 8 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, BNC utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds in terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the Bank's mortgage loans and various investment securities. See "-Investment Securities" and Notes 4 and 9 to the Consolidated Financial Statements included under Item 8. The Company has also obtained funding through the issuance of its Subordinated Notes and trust preferred securities. See "-Borrowed Funds," "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and Notes 9 and 10 to the Consolidated Financial Statements included under Item 8 for further information on these instruments.

The following table sets forth, for the periods indicated, a summary of the Company's major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8:

                       Major Sources and Uses of Funds (1)

                                        For the Years Ended December 31,
                                       --------------------------------
                                          2000       1999       1998
                                       ---------- ---------- ----------
                                                (in thousands)
 Proceeds from sales and maturities
   of investment securities........... $  72,134  $ 127,403  $  89,926
 Net increase in short-term
  borrowings..........................    61,728     39,410      2,787
 Net increase in deposits.............    37,753     40,212     21,675
 Proceeds from issuance of
  subordinated notes..................     7,220         --         --
 Purchases of  investment
   securities......................... (178,827)  (185,958)   (91,981)
 Net increase in loans................   (7,630)   (16,160)   (37,131)
 Net increase (decrease) in
   long-term borrowings...............   (1,921)   (14,520)      8,750

(1)  From continuing operations for all periods presented.

BNC's liquidity is measured by its ability to raise cash when it needs it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit through national deposit networks. BNC's management measures its liquidity position on a monthly basis. Key factors that determine the Company's liquidity are the reliability or stability of its deposit base, the pledged/nonpledged status of its investments and potential loan demand. BNC's liquidity management system divides the balance sheet into liquid assets, and short-term liabilities that are assumed to be vulnerable to non-replacement under abnormally stringent conditions. The excess of liquid assets over short-term liabilities is measured over a 30-day planning horizon. Assumptions for short-term liabilities vulnerable to non-replacement under abnormally stringent conditions are based on a historical analysis of the month-to-month percentage changes in deposits. The excess of liquid assets over short-term liabilities and other key factors such as expected loan demand as well as access to other sources of liquidity such as lines with the FHLB, federal funds, and those other supplemental sources listed above are tied together to provide a measure of the Company's liquidity. Management has a targeted range and manages its operations such that these targets can be achieved. Management believes that its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding policy statement identifies actions to be taken in response to an adverse liquidity event.

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

Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk-timing differences in the maturity/re-pricing of assets, liabilities, and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining the Company's interest rate risk position within policy guidelines. Using off-balance-sheet instruments, principally interest rate floors and caps, the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See "-Loan Portfolio-Interest Rate Floors" and Notes 1 and 14 to the Consolidated Financial Statements included under Item 7 for a summary of the Company's accounting policies pertaining to such instruments.

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

The Company monitors the results of net interest income simulation on a monthly basis at regularly scheduled Asset/Liability management committee meetings. Each month net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at December 31, 2000 of 9.00 percent to 10.00 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the 12-month horizon that covers the calendar year of 2001 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's 2001 budget. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $25.0 million notional interest rate floor on the prime rate with an 8.50 percent strike.


                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates   -300bp   -200bp   -100bp  Unchanged  +100bp   +200bp   +300bp
                            -------- -------- -------- --------- -------- -------- --------
Projected 12-month net
  interest income.......... $ 14,920 $ 14,751 $ 14,538 $  14,282 $ 13,976 $ 13,640 $ 13,294

Dollar change from rates
  unchanged scenario.......      638      469      256        --    (306)    (642)    (988)
Percentage change from
  rates unchanged
  scenario.................    4.47%    3.28%    1.79%        --  (2.14)%  (4.50)%  (6.92)%

Cost of  $25MM floor (1)...     (27)    (159)    (282)     (319)    (423)    (435)    (435)

Total net interest
  income impact with
  floor....................   14,893   14,592   14,256    13,963   13,553   13,205   12,859
Dollar change from flat
  w/floor..................      930      629      293        --    (410)    (758)  (1,104)
Percentage change from
  unchanged w/floor........    6.66%    4.50%    2.10%        --  (2.94)%  (5.43)%  (7.91)%

Benefit from amortization
  of deferred gain on
  sale of interest
  rate swap (2)............       50       50       50        50       50       50       50

Total net interest income
  impact w/floor & swap
  gain.....................   14,943   14,642   14,306    14,013   13,603   13,255   12,909
Dollar change from flat
  w/floor & swap...........      930      629      293        --    (410)    (758)  (1,104)
Percentage change from
  flat w/floor & swap......    6.64%    4.49%    2.09%        --  (2.93)%  (5.41)%  (7.88)%

POLICY LIMITS +/-..........    9.00%    6.00%    3.00%        --    3.00%    6.00%    9.00%


(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The Company paid a premium of $1,120,000 or (4.48% per million). Through December 31, 2000, the premium was being amortized on a straight-line basis. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See "-Loan Portfolio-Interest Rate Floors" and Note 1 and 14 to the Consolidated Financial Statements included under Item 7 for further information on accounting policies related to derivative financial investments.

(2) The swap was sold in 1997. The gain recognized upon sale of the swap is being amortized as a reduction of interest expense over the remaining life of the original swap contract.


The Company's rate sensitivity position over the projected twelve month horizon is liability sensitive. This is evidenced by the projected decrease of net interest income in the rising interest rate scenarios, and the increase in net interest income in falling rate scenarios. The primary reason for this interest rate risk profile is the growth of the Wealthbuilder deposit products along with the continued growth in these products that is projected into 2001, as well as the growth and mix of components of the asset side of the balance sheet.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3%, 6%, and 9% from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Static gap analysis is another tool which may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth the Company's rate sensitivity position as of December 31, 2000. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                        Interest Sensitivity Gap Analysis

                              Estimated maturity or repricing at December 31, 2000
                            ---------------------------------------------------------
                                0-3         4-12        1-5        Over
                               months      months      years     5 Years      Total
                            ----------- ----------- ----------- ---------- ----------
                                              (dollars in thousands)

Interest-earning assets:
  Cash equivalents......... $      595  $       --  $       --  $      --  $     595
  Investment
    securities (1).........      5,056      44,089       5,868    208,172    263,185
  Fixed rate loans (2).....      5,149       8,860      55,210     35,457    104,676
  Floating rate loans (2)..     18,400      46,343      77,418     22,358    164,519
                            ----------- ----------- ----------- ---------- ----------
    Total interest-earning
      assets............... $   29,200  $   99,292  $  138,496  $ 265,987  $ 532,975
                            =========== =========== =========== ========== ==========
Interest-bearing
  liabilities:
  NOW and money market
    accounts............... $  165,902  $       --  $       --  $      --  $ 165,902
  Savings..................      3,523          --          --         --      3,523
  Time deposits under
    $100,000...............     26,746      57,033      15,518        563     99,860
  Time deposits $100,000
    and over...............      5,428      23,533      32,759         --     61,720
  Borrowings...............    150,490          --      12,580         --    163,070
                            ----------- ----------- ----------- ---------- ----------
    Total interest-
      bearing liabilities.. $  352,089  $   80,566  $   60,857  $     563  $ 494,075
                            =========== =========== =========== ========== ==========
Interest rate gap.......... $(322,889)  $   18,726  $   77,639  $ 265,424  $  38,900
                            =========== =========== =========== ========== ==========
Cumulative interest rate
  gap at December 31,
  2000..................... $(322,889)  $(304,163)  $(226,524)  $  38,900
                            =========== =========== =========== ==========
Cumulative interest rate
  gap to total assets......   (56.65)%    (53.36)%    (39.74)%      6.82%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of December 31, 2000 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                                     Page

Report of Independent Public Accountants.............................   41

Consolidated Balance Sheets as of December 31, 2000 and 1999.........   42

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998...................................   43

Consolidated Statements of Comprehensive Income (Loss)
  for the years ended December 31, 2000, 1999 and 1998...............   45

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 2000, 1999 and 1998...................   46

Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998.............................   47

Notes to Consolidated Financial Statements...........................   48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of BNCCORP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
January 25, 2001



                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)


                         ASSETS                       2000          1999
                                                  ------------  ------------

CASH AND DUE FROM BANKS........................... $   14,988    $   12,816
INTEREST-BEARING DEPOSITS WITH BANKS..............        595         5,565
FEDERAL FUNDS SOLD................................         --         3,500
INVESTMENT SECURITIES AVAILABLE FOR SALE..........    263,185       150,992
LOANS AND LEASES, net of unearned income..........    268,925       262,051
ALLOWANCE FOR CREDIT LOSSES.......................     (3,588)       (2,872)
                                                  ------------  ------------
     Net loans and leases.........................    265,337       259,179
PREMISES, LEASEHOLD IMPROVEMENTS AND
     EQUIPMENT, net...............................     14,873        12,006
INTEREST RECEIVABLE...............................      3,854         2,613
OTHER ASSETS......................................      4,465         6,945
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.......      2,719         3,261
                                                  ------------  ------------
                                                   $  570,016    $  456,877
                                                  ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
     Noninterest-bearing.......................... $   31,459    $   29,798
     Interest-bearing -
         Savings, NOW and money market............    169,425       127,454
         Time deposits $100,000 and over..........     61,720        46,779
         Other time deposits......................     99,860       120,680
                                                  ------------  ------------
     Total deposits...............................    362,464       324,711
NOTES PAYABLE.....................................    163,070       103,170
OTHER LIABILITIES.................................      7,419         5,847
                                                  ------------  ------------
              Total liabilities...................    532,953       433,728
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES (Notes 14 and 20)
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  COMPANY'S SUBORDINATED DEBENTURES...............      7,606            --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 2,000,000
       shares authorized; no shares issued
       or outstanding.............................         --            --
     Common stock, $.01 par value, 10,000,000
       shares authoized; 2,395,030 and 2,399,980
       shares issued and outstanding (excluding
       42,880 shares held in treasury) in
       2000 and 1999, respectively................         24            24
     Capital surplus..............................     14,050        13,976
     Retained earnings............................     14,190        11,893
     Treasury stock (42,880 shares)...............       (513)         (513)
     Accumulated other comprehensive income
       (loss), net of income taxes................      1,706        (2,231)
                                                  ------------  ------------
              Total stockholders' equity..........     29,457        23,149
                                                  ------------  ------------
                                                   $  570,016    $  456,877
                                                  ============  ============

     The accompanying notes are an integral part of these consolidated balance sheets.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)


                                            2000         1999         1998
                                         ----------   ----------   ----------

INTEREST INCOME:
  Interest and fees on loans............  $ 24,527     $ 22,083     $ 22,148
  Interest and dividends on
    investment securities -
      Taxable...........................    15,420        6,090        4,977
      Tax-exempt........................       940          386           95
      Dividends.........................       634          263          304
  Other.................................       242          109          277
                                         ----------   ----------   ----------
             Total interest income......    41,763       28,931       27,801
                                         ----------   ----------   ----------
INTEREST EXPENSE:
  Interest on deposits..................    16,866       12,537       11,809
  Interest on short-term borrowings.....     9,999        3,303        2,694
  Interest on long-term borrowings......     1,252          734          649
                                         ----------   ----------   ----------
             Total interest expense.....    28,117       16,574       15,152
                                         ----------   ----------   ----------
             Net interest income........    13,646       12,357       12,649
PROVISION FOR CREDIT LOSSES.............     1,202        1,138        1,201
                                         ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES.....................    12,444       11,219       11,448
                                         ----------   ----------   ----------
NONINTEREST INCOME:
  Insurance commissions.................     2,003        2,045        1,769
  Fees on loans.........................     1,941        1,435        1,376
  Brokerage income......................     1,466          797           53
  Trust and financial services..........     1,064          589          517
  Service charges.......................       604          536          566
  Net gain on sales of securities.......       276          198          130
  Rental income.........................        56          121           43
  Other.................................       363          347          389
                                         ----------   ----------   ----------
             Total noninterest income...     7,773        6,068        4,843
                                         ----------   ----------   ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits........     8,891        8,854        7,463
  Depreciation and amortization.........     1,659        1,586        1,498
  Occupancy.............................     1,360        1,248          988
  Professional services.................     1,290        1,214          766
  Office supplies, telephone
    and postage.........................       940          941          749
  Marketing and promotion...............       597          621          455
  Repossessed and impaired asset
    expenses/write-offs.................       470        2,271            2
  Minority interest in income of
    subsidiaries........................       399           --           --
  FDIC and other assessments............       200          191          184
  Other.................................     1,624        1,289        1,274
                                         ----------   ----------   ----------
             Total noninterest expense..    17,430       18,215       13,379
                                         ----------   ----------   ----------
Income (loss) before income taxes.......     2,787         (928)       2,912
Income taxes............................       906         (399)       1,030
                                         ----------   ----------   ----------
Income (loss) from continuing
  operations............................     1,881         (529)       1,882




                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                             2000        1999        1998
                                          ----------  ----------  ----------

Discontinued Operation:
  Income from operations of
    discontinued asset-based lending
    subsidiary, net of income taxes
    of $292 and $263.....................        --         429         385
  Gain on disposal of asset-based
    lending subsidiary, net of income
    taxes of $82 and $268................       159         438          --
                                          ----------  ----------  ----------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle...................     2,040         338       2,267
Extraordinary item - gain on
  early extinguishment of debt, net
  of income taxes of $132................       257          --          --
Cumulative effect of change in
  accounting principle, net of
  income taxes...........................        --         (96)         --
                                          ----------  ----------  ----------
NET INCOME...............................  $  2,297    $    242    $  2,267
                                          ==========  ==========  ==========

BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing
  operations.............................  $   0.78    $  (0.22)   $   0.79
Income from operations of
  discontinued asset-based lending
  subsidiary, net of income taxes........        --        0.18        0.16
Gain on disposal of asset-based
  lending subsidiary, net of income
  taxes..................................      0.07        0.18          --
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes...........................      0.11          --          --
Cumulative effect of change in
  accounting principle, net of
  income taxes...........................        --       (0.04)         --
                                          ----------  ----------  ----------
Earnings per share, basic................  $   0.96    $   0.10    $   0.95
                                          ==========  ==========  ==========

DILUTED EARNINGS PER COMMON SHARE:
Income (loss) from continuing
  operations.............................  $   0.78    $  (0.22)   $   0.75
Income from operations of
  discontinued asset-based lending
  subsidiary, net of income taxes........        --        0.18        0.16
Gain on disposal of asset-based
  lending subsidiary, net of income
  taxes..................................      0.07        0.18          --
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes...........................      0.11          --          --
Cumulative effect of change in
  accounting principle, net of
  income taxes...........................        --       (0.04)         --
                                          ----------  ----------  ----------
Earnings per share, diluted..............  $   0.96    $   0.10    $   0.91
                                          ==========  ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                         For the Years Ended December 31
                                 (In thousands)


                                             2000        1999        1998
                                          ----------  ----------  ----------

NET INCOME...............................  $  2,297    $    242    $  2,267
OTHER COMPREHENSIVE INCOME -
  Unrealized gains (losses)
    on securities:

     Unrealized holding gains
     (losses) arising during
     the period, net of income
     taxes of $2,022, $1,377 and $7......     3,937      (2,373)        (28)

     Less: reclassification
     adjustment for gains included
     in net income, net of income
     taxes...............................      (186)       (121)        (79)
                                          ----------  ----------  ----------

OTHER COMPREHENSIVE INCOME (LOSS)........     3,751      (2,494)       (107)
                                          ----------  ----------  ----------
COMPREHENSIVE INCOME (LOSS)..............  $  6,048    $ (2,252)   $  2,160
                                          ==========  ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                                                                   Accumulated
                                   Common Shares                                      Other
                                -------------------  Capital  Retained  Treasury  Comprehensive
                                 Shares     Amount   Surplus  Earnings    Stock   Income (Loss)    Total
                                ---------- --------  --------  -------- --------  -------------  --------
BALANCE, December 31, 1997...... 2,427,506  $   24   $ 13,786  $  9,384  $ (216)   $       170   $ 23,148
  Net income....................        --      --         --     2,267      --             --      2,267
  Other comprehensive income-
    Change in unrealized
    holding gain on securities
    available for sale, net
    of income taxes.............        --      --         --        --      --            (28)       (28)
   Other........................     5,558      --        165        --      --             --        165
   Purchase of treasury stock...        --      --         --        --    (297)            --       (297)
                                ----------- ------   --------  -------- --------  -------------  --------
BALANCE, December 31, 1998...... 2,433,064      24     13,951    11,651    (513)           142     25,255
  Net income....................        --      --         --       242      --             --        242
  Other comprehensive income-
    Change in unrealized
    holding gain on securities
    available for sale, net
    of income taxes.............        --      --         --        --      --         (2,373)    (2,373)
  Other.........................     9,796      --         25        --      --             --         25
                                ----------- ------    -------  -------- --------  -------------  --------
BALANCE, December 31, 1999...... 2,442,860      24     13,976    11,893    (513)        (2,231)    23,149
  Net income....................        --      --         --     2,297      --             --      2,297
  Other comprehensive income-
    Change in unrealized
    holding loss on securities
    available for sale, net
    of income taxes.............        --      --         --        --      --          3,937      3,937
   Other........................    (4,950)     --         74        --      --             --         74
                                ----------- ------   --------  -------- --------  -------------  --------
BALANCE, December 31, 2000...... 2,437,910  $   24   $ 14,050  $ 14,190  $ (513)   $     1,706   $ 29,457
                                =========== ======   ========  ======== ========  =============  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)
                                             2000         1999        1998
                                          ----------   ----------  ----------
OPERATING ACTIVITIES:
  Net income............................. $   2,297    $     242   $   2,267
  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Provision for credit losses........     1,202        1,138       1,290
      Depreciation and amortization......     1,131        1,045         901
      Amortization of intangible assets..       508          541         606
      Net premium amortization on
        investment securities............       737          612         172
      Proceeds from loans recovered......       269          170         189
      Write down of other real estate
        owned and repossessed assets.....       470        2,271           2
      Change in interest receivable
        and other assets, net............    (1,843)        (400)     (3,049)
      Gain on disposal of asset-based
        lending subsidiary...............      (159)        (438)         --
      Loss on sale of bank premises
        and equipment....................        57           10         117
      Net realized gains on sales
        of investment securities.........      (276)        (198)       (130)
      Deferred income taxes..............       603       (2,503)       (190)
      Change in dividend distribution
        payable..........................       398           --          --
      Change in other liabilities,
        net..............................     1,572         (515)        (74)
      Originations of loans to be
        sold.............................  (130,563)    (117,299)    (47,412)
      Proceeds from sale of loans........   130,563      117,299      47,412
                                          ----------   ----------  ----------
        Net cash provided by operating
          activities.....................     6,966        1,975       2,101
                                          ----------   ----------  ----------
INVESTING ACTIVITIES:
  Purchases of investment securities.....  (178,827)    (185,958)    (91,981)
  Proceeds from sales of investment
    securities...........................    23,789       39,732      58,855
  Proceeds from maturities of
    investment securities................    48,345       87,671      31,071
  Net increase in loans..................    (7,630)     (16,160)    (37,131)
  Additions to premises, leasehold
    improvements and equipment...........    (4,296)      (4,396)     (1,254)
  Proceeds from sale of premises
    and equipment........................       241          121          26
  Disposition of discontinued
    asset-based lending subsidiary.......       159       23,373          --
                                          ----------   ----------  ----------
    Net cash used in investing
      activities.........................  (118,219)     (55,617)    (40,414)
                                          ----------   ----------  ----------
FINANCING ACTIVITIES:
  Net increase in demand, savings,
    NOW and money market accounts........    43,632       38,890      16,937
  Net increase (decrease) in
    time deposits........................    (5,879)       1,322       4,738
  Net increase in short-term
    borrowings...........................    61,728       39,410       2,787
  Repayments of long-term borrowings.....    (2,009)     (29,520)    (13,492)
  Proceeds from long-term borrowings.....        88       15,000      22,242
  Amortization of discount on
    subordinated notes...................        93           92          84
  Amortization of deferred charges.......        20           20          18
  Proceeds from issuance of
    subordinated debentures..............     7,220           --          --
  Amortization of discount on
    subordinated debentures..............       (12)          --          --
  Repurchase of stock....................        --           --        (297)
  Other, net.............................        74           25         165
                                          ----------   ----------  ----------
    Net cash provided by financing
      activities.........................   104,955       65,239      33,182
                                          ----------   ----------  ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS...................    (6,298)      11,597      (5,131)
CASH AND CASH EQUIVALENTS,
  beginning of year......................    21,881       10,284      15,415
                                          ----------   ----------  ----------
CASH AND CASH EQUIVALENTS,
  end of year............................ $  15,583    $  21,881   $  10,284
                                          ==========   ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.......................... $  27,431    $  16,494   $  14,091
                                          ==========   ==========  ==========
  Income taxes paid...................... $     541    $   1,107   $   1,648
                                          ==========   ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


1.  Summary of Significant Accounting Policies

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC National Bank" or "the Bank"). Through these wholly-owned subsidiaries, which operate from seventeen locations in North Dakota and Minnesota, BNCCORP provides a broad range of banking and financial services to small and mid-size businesses and individuals. An additional wholly-owned subsidiary, Bismarck Properties, Inc., is inactive.

On November 20, 2000, the Company merged BNC National Bank ("BNC-North Dakota") with and into BNC National Bank of Minnesota ("BNC-Minnesota") and then changed the name of the combined bank to BNC National Bank. On December 31, 1999 the Company sold its asset-based lending subsidiary, BNC Financial Corporation, which is treated as a discontinued operation.

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

Cash and Cash Equivalents. For the purpose of presentation in the consolidated statements of cash flows, the Company considers amounts included in the consolidated balance sheet captions "cash and due from banks," "interest-bearing deposits with banks" and "federal funds sold" to be cash equivalents.

Investment Securities. Investment and mortgage-backed securities which the Company intends to hold for indefinite periods of time, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors, as well as securities on which call options have been written, are classified as available for sale. Available-for-sale securities are measured at fair value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale, while included in comprehensive income (see "Comprehensive Income"), are excluded from earnings and reported as a separate component of stockholders' equity until realized. All securities were classified as available for sale as of December 31, 2000 and 1999. Investment and mortgage-backed securities which the Company intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost which are other than temporary could result in write-downs of the individual securities to their fair value. Such write-downs, should they occur, would be included in earnings as realized losses. There were no such write-downs during 2000, 1999 or 1998.

Securities purchased and sold for purposes of generating profits on short-term differences in market prices are classified as trading securities. Trading securities are stated at fair value and adjustments to fair value are reported in noninterest income. The Company held no securities for trading purposes as of December 31, 2000 or 1999.

Realized gains and losses on sales of investment securities are computed using the specific identification method at the time of sale and are recorded in noninterest income.

Loans and Leases. Loans are stated at their outstanding principal amount net of unearned income, net unamortized deferred fees and costs and an allowance for credit losses.

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

Allowance for Credit Losses. The Company maintains its allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific nonperforming loans and also estimates losses in other credit exposures. The resultant three allowance components are as follows:

     Specific Allowance. This component is determined through a loan-by-loan analysis of nonperforming loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to pay.

     Allocated Allowance. This component is based on loss factors assigned to the Company's credit exposures based on internal credit risk ratings. These loss factors are primarily based on management's judgment concerning the effect of the business cycle on the creditworthiness of the Company's borrowers as well as historical charge-off experience.

     Unallocated Allowance. The unallocated portion of the loss allowance is based on factors that cannot be associated with a specific credit or loan risk rating categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentrations and changes in the character and size of the loan portfolio. The unallocated portion of the loss allowance reflects management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

Continuous credit monitoring processes and the analysis of specific, allocated and unallocated loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to the Company's own experience.

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

Loan Origination Fees and Costs. Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan as a yield adjustment. Loan fees representing adjustments of yield are generally deferred and amortized into interest income over the term of the loan using the interest method. Loan commitment fees are generally deferred and amortized into noninterest income on a straight-line basis over the commitment period. Loan fees not representing adjustments of yield are also included in noninterest income.

Mortgage Servicing and Transfers of Financial Assets. The Bank regularly sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2000 and 1999, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $216.0 and $148.7 million, respectively. Many of the loans sold by the Bank are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Bank.

Premises, Leasehold Improvements and Equipment. Premises, leasehold improvements and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in noninterest income or expense as incurred.

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheet and are stated at the lower of carrying amount or fair value less cost to sell. When an asset is acquired, the excess of the recorded investment in the asset over fair value, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expenses. The Company's investment in such assets at December 31, 2000 and 1999 was $84,000 and $1.2 million, respectively.

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

Impairment of Long-Lived Assets. The Company periodically reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 2000, 1999 or 1998.

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

Derivative Financial Instruments. As part of managing its interest rate risk, the Company may, from time to time, use derivative financial instruments such as interest rate swaps, floors and caps. Such instruments are used to hedge market values and to alter the cash flow characteristics of certain on-balance sheet instruments. The derivative instruments used to manage interest rate risk are linked with a specific asset or liability or a group of related assets or liabilities at the inception of the derivative contract and have a high degree of correlation with the associated balance sheet item during the hedge period. Net interest income or expense on derivative contracts used for interest rate risk management is accrued. Realized gains and losses on contracts, either settled or terminated, are deferred and are recorded as either an adjustment to the carrying value of the related on-balance sheet asset or liability or in other assets or other liabilities. Deferred amounts are amortized into interest income or expense over either the remaining original life of the derivative instrument or the expected life of the associated asset or liability. Unrealized gains or losses on these contracts are not recognized on the balance sheet. The Company does not conduct trading activities or hold derivative financial instruments for speculative purposes. See "Other Recently Issued Accounting Standards."

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

Deferred income taxes are reported for temporary differences between items of income or expense reported for financial statement purposes and those reported for income tax purposes. The differences relate primarily to differences in accounting for credit losses, depreciation timing differences, unrealized gains and losses on investment securities, deferred compensation and leases which are treated as operating leases for tax purposes and capital leases for financial statement purposes.

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

Segment Disclosures. During 2000, the Company merged its two subsidiary banks which were previously reported as operating segments in accordance with the
Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 131. Banking is the primary operational activity of the Company. There are no other operational segments which are material and are required to be separately disclosed for financial statement purposes. Therefore, there are no segment disclosures included in these consolidated financial statements.

Revenue Recognition. The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, federal funds sold and interest bearing due from accounts. Noninterest income is recognized when it has been realized or is realizable and has been earned. In accordance with existing accounting and industry standards, as well as recent guidance issued by the Securities and Exchange Commission ("SEC") (see "Other Recently Issued
Accounting Standards"), the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies which could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS 137") which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," ("SFAS 138"). The Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001.

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

The Company has established a hedging policy statement which sets forth the documentation and other requirements necessary to achieve hedge accounting under SFAS 133. The Company's currently outstanding $25 million prime based interest rate floor qualifies, and is now classified as, a cash flow hedge. On January 1, 2001, the Company recognized the interest rate floor on its balance sheet at its then fair value of $436,000. The impact of the adoption of SFAS 133, as amended, was an after tax charge to earnings of $113,000 and will be presented in the Company's 2001 consolidated financial statements as the cumulative effect of a change in accounting principle. In subsequent periods, the Company will apply the cash flow hedge accounting rules explained above.

The Company has reviewed its other financial instruments and contracts in order to identify any additional derivatives to be accounted for under SFAS 133, as amended. Other noted derivatives could be considered clearly and closely related to their host contracts or were otherwise excluded from derivative accounting treatment under SFAS 133, as amended. As demonstrated above, the adoption of SFAS 133 will increase volatility of earnings and other comprehensive income and may result in changes in certain of the Company's business practices.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101, indicates that if a transaction is within the scope of specific authoritative literature that provides revenue recognition guidance, SEC registrants should apply such literature. In the absence of authoritative literature addressing a specific arrangement or a specific industry, the registrant should consider the existing authoritative accounting standards as well as the broad revenue recognition criteria specified in the FASB's conceptual framework that contain basic guidelines for revenue recognition. Based on these guidelines, revenue should not be recognized until it is realized or realizable and earned. BNCCORP adopted SAB 101 in 2000 with no material impact to the Company.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2000. Since the Company does not enter into securitization transactions, the securitization disclosure provisions of SFAS 140 are not applicable. The Company continues to account for other transfers of financial assets and extinguishments of liabilities in accordance with the provisions of SFAS 140, most of which are unchanged from SFAS 125.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2000, capital levels exceed minimum capital requirements (see Note 12).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform with the current year's presentation.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

2.  Mergers, Acquisitions and Divestitures:

The following mergers, acquisitions and divestitures were consummated during the three years ended December 31, 2000:

On November 20, 2000, the Company merged BNC-North Dakota with and into BNC-Minnesota and changed the name of the combined bank to BNC National Bank. The transaction was accounted for as a pooling of interests.

On December 31, 1999, the Company sold its asset-based lending subsidiary, BNC Financial Corporation ("BNC Financial"), to Associated Banc-Corp of Green Bay, Wisconsin. The Company received $5.3 million in cash for all of the issued and outstanding common stock of BNC Financial.

Operating results of BNC Financial for the nine months ended September 30, 1999 are shown separately in the accompanying consolidated statement of income. The 1999 gain on disposal of BNC Financial of $438,000 (pretax gain of $706,000, net of income tax effects of $268,000) included operating results for the subsidiary during the phase out period of October 1 through December 31, 1999 and other adjustments related to the winding down of BNC Financial's operations. The 2000 gain on disposal of $159,000 (pretax gain of $241,000, net of income tax effects of $82,000) resulted from recoveries on a credit charged off in 1999 at the time of the sale of BNC Financial. The income statement for the year ended December 31, 1998 has been restated to reflect the operating results of BNC Financial as discontinued.

Net interest income and noninterest income for BNC Financial for the years ended December 31, 1999 and 1998 were $1.6 million and $266,000, and $1.1 million and $208,000, respectively. These amounts are not included in net interest income and noninterest income in the accompanying consolidated income statements.

On January 1, 1998, the Company acquired Lips & Lahr, Inc. ("Lips & Lahr") in a business combination accounted for as a pooling of interests. Lips & Lahr, which engages in the insurance business, was merged into J.D. Meier Insurance Agency, Inc., a subsidiary of BNC-North Dakota, and became a wholly owned subsidiary of BNC-North Dakota through the exchange of 63,406 shares of BNCCORP common stock for all of the outstanding stock of Lips & Lahr. The name of the combined agency was subsequently changed to BNC Insurance, Inc. ("BNC Insurance").

3.  Restrictions on Cash and Due From Banks:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. The amount of those reserve balances was $2.4 and $1.5 million as of December 31, 2000 and 1999, respectively.

4.  Debt and Equity Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2000 or 1999. The carrying amount of securities and their approximate market values were as follows as of December 31 (in thousands):

                                                               Gross           Gross         Estimated
                                             Amortized       Unrealized      Unrealized        Market
                                               Cost            Gains           Losses          Value
                                          ---------------  --------------  --------------  -------------

  Available-for-Sale Securities
            2000
U.S. government agency mortgage-
  backed securities....................... $      44,272    $        435    $      (239)    $    44,468
U.S. government agency securities.........         4,880              35            (25)          4,890
Collateralized mortgage obligations.......       164,221           1,919           (736)        165,404
State and municipal bonds.................        20,782             385           (262)         20,905
Corporate debt securities.................        16,968             931             --          17,899
Equity securities.........................         9,619              --             --           9,619
                                          ---------------  --------------  --------------  -------------
                                           $     260,742    $      3,705    $    (1,262)    $   263,185
                                          ===============  ==============  ==============  =============

  Available-for-Sale Securities
            1999
U.S. government agency mortgage-
  backed securities....................... $      26,697    $          2    $      (404)    $    26,295
U.S. government agency securities.........         4,654              --           (186)          4,468
Collateralized mortgage obligations.......        97,243              50         (2,255)         95,038
State and municipal bonds.................        20,272              15           (739)         19,548
Equity securities.........................         5,643              --             --           5,643
                                          ---------------  --------------  --------------  -------------
                                           $     154,509    $         67    $    (3,584)    $   150,992
                                          ===============  ==============  ==============  =============





The amortized cost and estimated fair market value of securities available for sale (other than equity securities) classified according to their contractual maturities at December 31, 2000, were as follows (in thousands):


                                           Available-for-Sale Securities

                                          --------------------------------
                                                             Estimated
                                            Amortized          Market
                                               Cost            Value
                                          ---------------  ---------------
Due in one year or less.................   $          49    $          49
Due after one year through five years...           5,878            5,868
Due after five years through ten years..          55,079           55,456
Due after ten years.....................         190,117          192,193
                                          ---------------  ---------------
     Total..............................   $     251,123    $     253,566
                                          ===============  ===============

Securities carried at approximately $215.4 and $126.5 million at December 31, 2000 and 1999, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the Federal Home Loan Bank ("FHLB").

Sales proceeds and gross realized gains and losses on securities available for sale were as follows for the years ended December 31 (in thousands):

                             2000            1999               1998
                          ----------     ------------       ------------
Sales proceeds............ $ 23,789       $   39,732         $   58,855
Gross realized gains...... $    324       $      239         $      164
Gross realized losses..... $     48       $       41         $       34


Income taxes applicable to net gains and losses on securities available for sale were $90,000, $75,000 and $49,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.   Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                                  2000              1999
                                             ---------------    --------------
Commercial and industrial..............       $    112,407       $    111,236
Real estate:
  Mortgage............................              90,622             91,906
  Construction........................              25,301             16,026
Agricultural...........................             15,775             16,679
Consumer...............................             12,016             13,232
Lease financing........................             10,202             11,307
Other..................................              2,872              1,884
                                             ---------------    --------------
     Total.............................            269,195            262,270
Less:
  Allowance for credit
    losses.............................             (3,588)            (2,872)
  Unearned income and net
    unamortized deferred fees
    and costs.........................               (270)               (219)
                                             ---------------    --------------
         Net loans and leases..........       $    265,337       $    259,179
                                             ===============    ==============


Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

                                           2000              1999
                                        ----------        ----------
Minnesota..........................          47%               43%
North Dakota.......................          33                46
South Dakota.......................          13                 8
Other..............................           7                 3
                                        ----------        ----------
         Totals....................         100%              100%
                                        ==========        ==========

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $90.6 and $91.9 million real estate mortgages as of December 31, 2000 and 1999, respectively, approximately $44.6 and $38.2 million, respectively, were loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans that are secured by real estate. Single- and multi-family residential mortgage loans totaling $7.0 and $9.6 million at December 31, 2000 and 1999, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $17.2 and $30.9 million at December 31, 2000 and 1999, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2000 are real estate loans, such as loans to non-residential and apartment building operators and lessors of real property, and loans related to hotels and other lodging places. Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral.


Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

                                              2000                 1999
                                      -------------------- --------------------
                                       Recorded  Valuation  Recorded  Valuation
                                      Investment Allowance Investment Allowance
                                      ---------- --------- ---------- ---------
Impaired loans -
  Valuation allowance
    required...................       $   6,506  $  1,389  $   5,255  $    911
  No valuation allowance
    required...................              33        --        742        --
                                      ---------- --------- ---------- ---------
      Total impaired loans.....       $   6,539  $  1,389  $   5,997  $    911
                                      ========== ========= ========== =========


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

The valuation allowance on impaired loans is included in the Company's allowance for credit losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and approximate interest income recognized for such loans were as follows for the years ended December 31 (in thousands):

                                       2000       1999       1998
                                    ---------- ---------- ----------
Average recorded investment
  in impaired loans................  $  7,393   $  8,977   $  9,542
                                    ========== ========== ==========
Interest income recognized
  on impaired loans................  $    791   $    914   $    992
                                    ========== ========== ==========
Average recorded investment
  in impaired loans as a
  percentage of average
  total loans.....................       2.9%       3.6%       4.1%
                                    ========== ========== ==========


Nonaccrual and Restructured Loans. As of December 31, 2000 and 1999, the Company had $343,000 and $1.6 million, respectively, of nonaccrual loans and $16,000 of restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year-end had been recognized at original contractual rates during the year ended December 31 (in thousands):


                                       2000       1999       1998
                                    ---------- ---------- ----------
Interest income that would
  have been recorded..............   $     35   $    141   $    224
Interest income recorded..........          6         29        175
                                    ---------- ---------- ----------
Effect on interest income.........   $     29   $    112   $     49
                                    ========== ========== ==========

As of December 31, 2000, the Company had no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Allowance for Credit Losses. Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):


                                       2000       1999       1998
                                    ---------- ---------- ----------
Balance, beginning of year........   $  2,872   $  2,854   $  2,919
  Provision for credit losses.....      1,202      1,138      1,201
  Loans charged off...............       (755)    (1,290)    (1,455)
  Loans recovered.................        269        170        189
                                    ---------- ---------- ----------
Balance, end of year..............   $  3,588   $  2,872   $  2,854
                                    ========== ========== ==========

6.   Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements and equipment consisted of the following at December 31 (in thousands):

                                               2000           1999
                                           ------------   ------------
Land and improvements.....................  $    1,107     $    1,118
Buildings and improvements................      10,494          7,732
Leasehold improvements....................       1,101            971
Furniture, fixtures and equipment.........       7,802          6,759
                                           ------------   ------------
     Total cost...........................      20,504         16,580
Less accumulated depreciation
  and amortization......................        (5,631)        (4,574)
                                           -------------  ------------
     Net premises, leasehold
       improvements and equipment.........  $   14,873     $   12,006
                                           =============  ============

Depreciation and amortization expense on premises, leasehold improvements and equipment charged to continuing operations totaled approximately $1.1 million, $1.0 million and $887,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.   Deferred Charges and Intangible Assets:

Deferred charges and intangible assets consisted of the following at December 31 (in thousands):

                                               2000           1999
                                           ------------   ------------
Premiums paid for deposits assumed........  $    4,022     $    4,022
Goodwill..................................       1,115          1,115
Covenants not to compete..................         480            480
Debt related costs........................         147            161
Other miscellaneous intangibles...........         112            112
                                           ------------   ------------
     Total costs..........................       5,876          5,890
Less accumulated amortization ............      (3,157)        (2,629)
                                           ------------   ------------
     Net deferred charges and
       intangible assets..................  $    2,719     $    3,261
                                           ============   ============

Amortization expense charged to continuing operations was $528,000, $541,000 and $611,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.   Deposits:

The scheduled maturities of time deposits as of December 31, 2000 are as follows (in thousands):

          2001............................ $  141,762
          2002............................     16,191
          2003............................      1,464
          2004............................      1,012
          2005............................        479
          Thereafter......................        672
                                          ------------
                                           $  161,580
                                          ============

9.   Notes Payable:

The Company's notes payable consist of the following as of December 31 (in thousands):

                                                         2000          1999
                                                      ----------    ----------
BNCCORP:
8 5/8%  Subordinated  Notes, due May 31, 2004,
  interest payable monthly (plus unamortized
  discount  of $371  and $530 at  December  31,
  2000  and  1999, respectively - effective
  rate 9.61%), unsecured (see below)................. $  12,580     $  14,470

Subsidiaries:
Federal funds purchased and U. S. Treasury tax
  and loan note option accounts (1)..................    32,692         1,700

Floating  rate  advances  from FHLB,  principal
  due March 2000 and June 2000, interest
  payable  monthly at 1-month Libor minus .05%,
  secured by mortgage loans, government agency
  mortgage-backed securities and government
  agency collateralized mortgage obligations (1).....        --        22,000

Repurchase advances from FHLB, renewable weekly,
  interest payable at renewal, rates ranging
  from 6.47% to 6.59% at December 31, 2000,
  secured by mortgage loans, government agency
  mortgage-backed securities and government
  agency collateralized mortgage obligations (1).....    55,000        27,000

Fixed rate advances from FHLB, callable
  quarterly and annually, principal due
  in 2009 and 2010, interest payable monthly
  at rates ranging from 5.64% to 6.27%,
  secured by mortgage loans, government agency
  mortgage-backed  securities and government
  agency collateralized mortgage obligations (1).....    62,200        37,500
Other (1)............................................       598           500
                                                      ----------    ----------
                 Total............................... $ 163,070     $ 103,170
                                                      ==========    ==========
----------------

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2000 and 1999 was 6.30% and 5.74%, respectively.

The 8 5/8 percent Subordinated Notes (the "Notes"), which qualify as Tier 2 capital up to a certain limit under the Federal Reserve Board's risk-based capital guidelines (60 percent at December 31, 2000), are considered unsecured general obligations of BNCCORP. They are redeemable, at the option of BNCCORP, at par plus accrued interest to the date of redemption. Payment of principal of the Notes may be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of BNCCORP. An initial discount of $750,000 is being amortized to interest expense over the term of the Notes using the effective interest rate method.

During the twelve months ended December 31, 2000, the Company retired $2.0 million of the Notes. The Company purchased the Notes at a discount, and the transactions resulted in extraordinary gains of $257,000 ($.11 per share), net of income taxes of $132,000. The Notes were retired using cash generated from the sale of BNC Financial.

The indenture pursuant to which the Notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of December 31, 2000 and 1999.


10.  Guaranteed  Preferred   Beneficial  Interests  in  Company's   Subordinated
Debentures:

In July 2000, the Company established a special purpose trust, BNC Capital Trust I, for the purpose of issuing $7.5 million of 12.045 percent trust preferred securities. The proceeds from the issuance, together with the proceeds of the related issuance of $232,000 of 12.045 percent common securities of the trust, were invested in $7.7 million of 12.045 percent junior subordinated deferrable interest debentures of the Company. Concurrent with the issuance of the preferred securities by the trust, the Company fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide the Company with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if the Company itself were to issue preferred stock because the Company is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. The Company owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs.

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


11.  Stockholders' Equity:

BNCCORP and the Bank are subject to certain  minimum capital  requirements  (see
Note 12). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency ("OCC"), the Bank's principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years.

12.  Regulatory Capital:

BNCCORP and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BNCCORP and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of BNCCORP and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000, BNCCORP and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual capital amounts and ratios of BNCCORP and its subsidiary bank(s) as of December 31 are also presented in the tables (dollar amounts in thousands):


                                                                                       To be Well
                                                                                    Capitalized Under
                                                              For Capital Adequacy  Prompt Corrective
                                                 Actual             Purposes        Action Provisions
                                           ------------------- ------------------- ------------------
                                             Amount    Ratio     Amount    Ratio     Amount    Ratio
                                           ---------- -------- ---------- -------- ---------- -------
       As of December 31, 2000
Total Capital (to risk-weighted assets):
     Consolidated.......................... $ 43,774  11.97 %  $ 29,261     8.0 %        N/A    N/A
     BNC National Bank.....................   39,745  10.92      29,122     8.0     $ 36,403   10.0 %
Tier I Capital (to risk-weighted assets):
     Consolidated..........................   32,638   8.92      14,631     4.0          N/A    N/A
     BNC National Bank.....................   36,156   9.93      14,561     4.0       21,842    6.0
Tier I Capital (to average assets):
     Consolidated..........................   32,638   5.88      22,195     4.0          N/A    N/A
     BNC National Bank.....................   36,156   6.53      22,159     4.0       27,699    5.0
       As of December 31, 1999
Total Capital (to risk-weighted assets):
     Consolidated.......................... $ 36,050   11.6 %  $ 24,855     8.0 %        N/A    N/A
     BNC-North Dakota......................   25,595   10.9      18,715     8.0     $ 23,393   10.0 %
     BNC-Minnesota.........................    9,987   12.3       6,497     8.0        8,121   10.0
Tier I Capital (to risk-weighted assets):
     Consolidated..........................   22,119    7.1      12,428     4.0          N/A    N/A
     BNC-North Dakota......................   23,726   10.1       9,357     4.0       14,036    6.0
     BNC-Minnesota.........................    8,984   11.1       3,248     4.0        4,872    6.0
Tier I Capital (to average assets):
     Consolidated..........................   22,119    4.8      18,428     4.0          N/A    N/A
     BNC-North Dakota......................   23,726    6.8      13,874     4.0       17,343    5.0
     BNC-Minnesota.........................    8,984    8.1       4,442     4.0        5,552    5.0


13.  Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):




                                                2000                       1999
                                     -------------------------- --------------------------
                                        Carrying       Fair        Carrying       Fair
                                         Amount        Value        Amount        Value
                                     -------------- ----------- -------------- -----------
Assets:
  Cash, due from banks and
    federal funds sold..............  $     15,583   $  15,583   $     21,881   $  21,881
  Investment securities available
    for sale........................       263,185     263,185        150,992     150,992
  Loans and leases, net.............       265,337     261,103        259,179     236,719
                                     -------------- ----------- -------------- -----------
                                           544,105   $ 539,871        432,052   $ 409,592
                                                    ===========                ===========
  Other assets......................        25,911                     24,825
                                     --------------             --------------
                                      $    570,016               $    456,877
                                     ==============             ==============
Liabilities:
  Deposits, noninterest-bearing.....  $     31,459   $  31,459   $     29,798   $  29,798
  Deposits, interest-bearing........       331,005     331,674        294,913     289,904
  Notes payable.....................       163,070     162,137        103,170     100,926
                                     -------------- ----------- -------------- -----------
                                           525,534   $ 525,270        427,881   $ 420,628
                                                    ===========                ===========
  Other liabilities.................         7,419                      5,847
  Guaranteed preferred
    beneficial interests in
    company's subordinated
    debentures......................         7,606                         --
  Stockholders' equity..............        29,457                     23,149
                                     --------------             --------------
                                      $    570,016               $    456,877
                                     ==============             ==============



14.  Financial Instruments With Off-Balance-Sheet Risk:

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

The contractual or notional amounts of these financial instruments were as follows as of December 31 (in thousands):

                                           2000               1999
                                      --------------     --------------
     Commitments to extend credit....  $     77,902       $     68,932
     Letters of credit...............         6,159              2,399
     Interest rate floors............        25,000             25,000

The $25.0 million prime based interest rate floor was purchased in September 1998. The contract is for a term of five years and is designated as a hedge of floating rate commercial loans. The strike rate on the floor is 8.50 percent. A $1.1 million premium paid upon acquisition of the contract is being amortized over the life of the contract. Market value of the contract, defined as the contract's current replacement value, was approximately $436,000 at December 31, 2000.

The Company entered into three interest rate swap agreements and closed out those agreements during 1997. The resulting gains of $430,000 have been amortized over the life of the contracts. At December 31, 2000 and 1999, deferred gains of $188,000 and $271,000, respectively, resulting from the sale of interest rate swap contracts during 1997 were included in the balance sheet and were being amortized as a reduction of interest expense over the original lives of the swap contracts.


15.  Related-Party/Affiliate Transactions:

The Company has entered into transactions with related parties such as opening deposit accounts for and extending credit to employees of the Company. In the opinion of management, such transactions have been fair and reasonable to the Company and have been entered into under terms and conditions substantially the same as those offered by the Company to unrelated parties.

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $1.4 million and $804,000 at December 31, 2000 and 1999, respectively. The December 31, 1999 amount has been revised due to a change in composition of the group of officers, directors, principal stockholders and associates. During 2000, $646,000 of new loans were made and repayments totaled $159,000. The total amount of deposits received from these parties was $1.6 million at December 31, 2000 and 1999. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2000, BNCCORP and its affiliates were in compliance with these requirements.


16.  Repossessed and Impaired Asset Expenses/Write-Offs:

The Company recorded write downs to estimated net realizability of other real estate owned and repossessed assets, and related collection and other expenses, of $470,000, $2.3 million and $2,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's investment in repossessed assets of $84,000 as of December 31, 2000 represents management's current estimate of net realizable value based upon current valuation of the assets.


17.  Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):


                                             2000         1999        1998
                                          ----------   ----------  ----------
Continuing Operations -
  Current..............................    $    303     $    726    $  1,136
  Deferred income taxes from the
    following timing differences:
      Provision for credit losses......        (342)         117         (80)
      Depreciation.....................          41          (66)         46
      Write-downs of other real
        estate owned and
        repossessed assets.............         829         (829)         --
      Leases...........................         (54)         (69)        (38)
      Other............................         129         (278)        (34)
                                          ----------   ----------  ----------
                                           $    906     $   (399)   $  1,030
                                          ==========   ==========  ==========



                                             2000         1999        1998
                                          ----------   ----------  ----------
Discontinued Operation -
  Current..............................    $     82     $    410    $    331
  Deferred income taxes from the
    following timing differences:
    Provision for credit losses........          --           98         (36)
    Depreciation.......................          --            4          --
    Other..............................          --           48         (32)
                                          ----------   ----------  ----------
                                           $     82     $    560    $    263
                                          ==========   ==========  ==========

The provision (benefit) for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):


                                             2000         1999        1998
                                          ----------   ----------  ----------
Tax at 34% statutory rate..............    $    947     $   (316)   $    990
Increase (decrease) resulting from:
  State taxes (net of
    federal benefit)...................         266           (1)         43
  Tax-exempt interest..................        (321)        (142)        (28)
  Other, net...........................          14           60          25
                                          ----------   ----------  ----------
                                           $    906     $   (399)   $  1,030
                                          ==========   ==========  ==========


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):


                                                2000            1999
                                             ----------      ----------
Deferred tax asset:
  Loans, primarily due to
    differences in accounting
    for credit losses..................       $  1,429        $  1,087
  Unrealized loss on securities
    available for sale.................             --           1,288
  Write-downs of other real estate
    owned and repossessed assets.......             --             829
  Net operating loss carry forwards....             --              18
  Other................................            327             420
                                             ----------      ----------
        Deferred tax asset.............          1,756           3,642
                                             ----------      ----------
Deferred tax liability:
  Unrealized gain on securities
    available for sale.................            733              --
  Leases, primarily due to
    differences in accounting
    for leases.........................            381             435
  Premises and equipment,
    primarily due to differences
    in original cost basis
    and depreciation...................            510             469
  Other................................            115              97
                                             ----------      ----------
    Deferred tax liability.............          1,739           1,001
                                             ----------      ----------
    Net deferred tax asset.............       $     17        $  2,641
                                             ==========      ==========


18.  Earnings Per Common Share:

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances:


                                           Net
                                      Income (Loss)    Shares     Per-Share
                                       (Numerator)  (Denominator)   Amount
                                      ------------- ------------- ----------
           2000
    Basic earnings per share:
Income from continuing
  operations........................   $ 1,881,000     2,397,356   $   0.78
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes......................       159,000     2,397,356       0.07
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes...............       257,000     2,397,356       0.11
                                      -------------               ----------
Income available to common
  stockholders......................   $ 2,297,000     2,397,356   $   0.96
                                      =============               ==========
Effect of dilutive shares -
  Options...........................                       1,197
                                                    -------------
    Diluted earnings per share:
Income from continuing
  operations........................   $ 1,881,000     2,398,553   $   0.78
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes......................       159,000     2,398,553       0.07
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes...............       257,000     2,398,553       0.11
                                      -------------               ----------

Income available to common
  stockholders......................   $ 2,297,000     2,398,553   $   0.96
                                      =============               ==========



           1999
    Basic earnings per share:
Loss from continuing operations.....   $  (529,000)    2,406,618   $  (0.22)
Income from operations of
  discontinued asset-based
  lending subsidiary, net of
  income taxes......................       429,000     2,406,618       0.18
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes......................       438,000     2,406,618       0.18
Cumulative effect of change in
  accounting principle, net of
  income taxes......................       (96,000)    2,406,618      (0.04)
                                      -------------               ----------
Income available to common
  stockholders......................   $   242,000     2,406,618   $   0.10
                                      =============               ==========
Effect of dilutive shares -
  Options...........................                         400
                                                    -------------
    Diluted earnings per share:
Loss from continuing operations.....   $  (529,000)    2,407,018   $  (0.22)
Income from operations of
  discontinued asset-based
  lending subsidiary, net
  of income taxes...................       429,000     2,407,018       0.18
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes......................       438,000     2,407,018       0.18
Cumulative effect of change in
  accounting principle, net of
  income taxes......................       (96,000)    2,407,018      (0.04)
                                      -------------               ----------
Income available to common
  stockholders......................   $   242,000     2,407,018   $   0.10
                                      =============               ==========



                                           Net
                                      Income (Loss)    Shares     Per-Share
                                       (Numerator)  (Denominator)   Amount
                                      ------------- ------------- ----------
          1998
    Basic earnings per share:
Income from continuing operations...   $ 1,882,000     2,397,340   $   0.79
Income from operations of
  discontinued asset-based
  lending subsidiary, net
  of income taxes...................       385,000     2,397,340       0.16
                                      -------------               ----------
Income available to common
  stockholders......................   $ 2,267,000     2,397,340   $   0.95
                                      =============               ==========
Effect of dilutive shares -
    Options.........................                      58,013
    Warrants........................                      48,182
                                                    -------------
    Diluted earnings per share:
Income from continuing operations...   $ 1,882,000     2,503,535   $   0.75
Income from operations of
  discontinued asset-based
  lending subsidiary, net
  of income taxes...................       385,000     2,503,535       0.16
                                      -------------               ----------
Income available to common
  stockholders......................   $ 2,267,000     2,503,535   $   0.91
                                      =============               ===========



The following options and warrants, with exercise prices ranging from $5.88 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:


                                        2000       1999       1998
                                     ---------- ---------- ----------
Quarter ended March 31.............    159,934    170,134         --
Quarter ended June 30..............    152,548    170,234         --
Quarter ended September 30.........    114,131    170,034    142,050
Quarter ended December 31..........    120,512    172,434    178,150


19.  Benefit Plans:

BNCCORP has a 401(k) plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Eligible employees may elect to defer up to 15 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of 5 percent of compensation. The Company made matching contributions  of  $188,000,  $171,000,  and  $172,000  in 2000,  1999 and 1998,
respectively. Under the investment options available under the 401(k) plan, employees may elect to invest their salary deferrals in BNCCORP common stock.

20.  Commitments and Contingencies:

Employment Agreements and Noncompete Convenants. The Company has entered into three-year employment agreements with its chief executive officer ("CEO"), president and chief operating officer ("COO") and the president of the Bank's Minnesota office (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements of the CEO and COO, if status as employees with BNCCORP is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of the Company, as defined in the agreements, then the CEO and COO will be paid a lump-sum amount equal to three times their current annual compensation. Under the agreement with the Minnesota office president, if his status as an employee with the Company is terminated for any reason other than death, disability, cause, or if the president terminates his employment for good reason, except in the event of a change in control of the Company, then he will be paid a lump-sum amount equal to 1/12th of his current annual compensation multiplied by the number of partial or full months remaining in the employment agreement. If his status as an employee with the Company is terminated following a change in control of the Company, then he will be paid a lump-sum amount equal to three times his current annual compensation.

In conjunction with the business combination with Lips & Lahr, the Company assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commissions received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term which ran through December 31, 2000. Additionally, the contracts provide for the payment of deferred compensation for a term of ten years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officer's book of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. Both of the Officers resigned and are now acting as consultants to BNC Insurance pursuant to consulting agreements. Under these agreements, the Officers' annual salaries are replaced with annual consulting fees and the Company remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

In the business combination with Lips & Lahr, BNC Insurance assumed two additional non-compete agreements with former officers of Lips & Lahr. Monthly payments under these agreements, which commenced in 1996, are scheduled to continue into 2006.

Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2000, 1999 and 1998, was $431,000, $467,000 and $333,000,
respectively, for facilities, and $43,000, $39,000 and $39,000, respectively, for equipment and other items. Minimum annual base lease payments for operating leases with remaining terms of greater than one year are as follows:

     2001........................         $ 633,000
     2002........................           631,000
     2003........................           575,000
     2004........................           553,000
     2005........................           477,000
     Thereafter..................           237,000

Legal Proceedings. In September 1998, BancInsure, the Bank's employee fidelity insurer, brought a declaratory judgment action in federal court against the Bank and a former loan officer. The Bank had claimed a loss in excess of $2.9 million resulting from the officer's fraudulent activities. BancInsure paid the Bank $886,000 while reserving its rights. After a trial, the Court ruled that $405,000 of the $886,000 previously paid to the Bank be repaid to BancInsure. The Bank has appealed the trial court's finding. The Bank's claims against the former officer were settled with the former officer agreeing to personally guaranty $100,000 of a $473,000 note to the Bank and/or BancInsure by a company owned by the former officer and her husband. In a post judgment proceeding, the Court found that BancInsure had subrogation rights in approximately $181,000 of the settlement amount and the Bank is contesting that claim as part of its appeal. In the opinion of management and outside counsel, settlement of this litigation will not have a material adverse effect on the financial position or future operating results of the Company.

In April 1999, a complaint was filed in federal district court by a former customer of the Bank (the "Plaintiff") against the Bank, three of the Bank's officers, a second bank and two former customers of the Bank. The Plaintiff alleged, among other things, violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO"), fraud and breach of fiduciary duty. The case was dismissed in federal court. The Plaintiff refiled the matter in state district court and, on March 15, 2000, the court dismissed all RICO claims against the Bank and all other defendants. The Bank's officers were also totally dismissed, with prejudice, from the lawsuit. The remaining claims are not of a material nature. In the opinion of management and outside counsel, settlement of this litigation will not have a material adverse effect on the financial position or future operating results of the Company.

21.  Stock-Based Compensation:

BNCCORP's Stock Incentive Plan (the "Stock Plan") is intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The Stock Plan, which is administered by the compensation committee of the board of directors (the "Committee"), provides for an authorization of 250,000 shares of common stock for issuance thereunder. Under the Stock Plan, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plan provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. Vesting requirements, which may vary, are determined by the Committee, and the maximum term of options granted is generally ten years.

As of December 31, 2000, 25,173 restricted shares issued under the Stock Plan were outstanding. 19,173 of the shares were fully vested. 5,000 shares vest 60 percent in 2002 and an additional 20 percent in each of 2003 and 2004, and the remaining 1,000 shares vest 30 percent in each of 2000 and 2001 and an additional 40 percent in 2002. The Company records the compensation expense related to restricted stock over the applicable service period. Compensation cost charged to operations was $74,000, $70,000 and $146,000 in 2000, 1999 and 1998, respectively.

The number and weighted average grant-date fair value of nonvested stock were as follows for the years ended December 31:


                                     2000              1999            1998
                                 -------------     ------------    ------------
 Number.........................          --           17,500          5,000
 Weighted average
   grant-date fair value........          --        $   10.12       $  16.88

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998, administered by the Committee and terminated during 1999.

The Company applies APB 25 and related interpretations in accounting for both the Stock Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 2000, 1999 or 1998. As of December 31, 2000, 115,533 options had been awarded under the Stock Plan. 1,935 of them had been exercised and 113,598 remained outstanding. 4,550 options awarded under the Directors' Plan remained outstanding. Had compensation cost been determined on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and EPS would have been reduced as follows:

                                             2000         1999        1998
                                          ----------   ----------  ----------
Net Income:
     As Reported.......................   $2,297,000   $ 242,000   $2,267,000
     Pro Forma.........................    2,237,000     139,000    2,118,000
Basic EPS:
     As Reported.......................         0.96        0.10         0.95
     Pro Forma.........................         0.89        0.06         0.85
Diluted EPS:
     As reported.......................         0.96        0.10         0.91
     Pro Forma.........................         0.89        0.06         0.80


Following is a summary of stock option transactions for the years ended December 31:


                                           2000                1999                1998
                                    ------------------- ------------------- -------------------
                                     Options   Weighted  Options   Weighted  Options   Weighted
                                        To     Average      to     Average      to     Average
                                     Purchase  Exercise  Purchase  Exercise  Purchase  Exercise
                                      Shares    Price     Shares    Price     Shares    Price
                                    ---------- -------- ---------- -------- ---------- --------
Outstanding, beginning of year.....   122,434  $ 14.82    150,760  $ 15.98     27,926  $ 10.00
Granted............................    18,500     6.03     14,500     7.17    146,750    17.02
Exercised..........................        --       --         --       --     (1,935)   10.00
Forfeited..........................   (22,786)   12.80    (42,826)   16.29    (21,981)   15.92
                                    ----------          ----------          ----------
Outstanding, end of year...........   118,148    13.84    122,434    14.82    150,760    15.98
                                    ==========          ==========          ==========
Exercisable, end of year...........    62,688    13.11     51,934    12.26     22,638    11.56
                                    ==========          ==========          ==========
Weighted average fair value of
  options:

    Granted..............            $   3.05             $  3.18            $   7.57
                                    ==========          ==========          ==========
    Exercised......................        --                  --            $   4.50
                                    ==========          ==========          ==========
    Forfeited......................  $   5.84            $   7.29            $   7.12
                                    ==========          ==========          ==========



The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value of options granted for the years ended December 31:


Weighted average -                  2000              1999             1998
                               --------------    --------------   --------------
   Dividend yield..............       0.00%             0.00%            0.00%
   Risk-free interest rate.....       6.30%             6.27%            5.63%
   Volatility..................      36.08%            27.16%           29.81%
   Expected life...............   7.0 years         7.0 years        6.9 years


Following is a summary of the status of options outstanding at December 31, 2000:

                                     Outstanding Options             Exercisable Options
                           --------------------------------------- -----------------------
                                         Weighted
                                          Average       Weighted                Weighted
                                         Remaining       Average                 Average
                                        Contractual     Exercise                Exercise
                             Number        Life          Price       Number      Price
                           ---------- --------------- ------------ ---------- ------------
Options with exercise
  prices ranging from:
$17.00 to $17.75..........    76,150       7.0 years   $    17.04     33,190   $    17.10
$5.88 to $10.00...........    41,998       7.2 years   $     8.01     29,498   $     8.62
                           ----------                              ----------
                             118,148                                  62,688
                           ==========                              ==========


22.  Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:


                               Parent Company Only
                            Condensed Balance Sheets
                                As of December 31
                        (In thousands, except share data)

                                                     2000               1999
                                              --------------    ---------------
Assets:
  Cash and cash equivalents................... $     8,543       $      3,832
  Investment in subsidiaries..................      40,611             33,471
  Loans.......................................          16                 16
  Receivable from subsidiaries................         462                194
  Deferred charges and intangible
    assets, net...............................         249                298
  Other.......................................         732                852
                                              --------------    ---------------
                                               $    50,613       $     38,663
                                              ==============    ===============
Liabilities and stockholders' equity:
  Subordinated notes.......................... $    12,580        $    14,708
  Subordinated debentures.....................       7,451                 --
  Accrued expenses and other
    liabilities...............................       1,125                806
                                              --------------    ---------------
                                                    21,156             15,514
                                              --------------    ---------------
Preferred stock, $.01 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding.............          --                 --
Common stock, $.01 par value,
  10,000,000 shares authorized; 2,395,030
  and 2,399,980 shares issued and
  outstanding  (excluding  42,880 shares
  held in treasury) in 2000 and 1999,
  respectively................................          24                 24
Capital surplus...............................      14,050             13,976
Retained earnings.............................      14,190             11,893
Treasury stock (42,880 shares)................        (513)              (513)
Accumulated other comprehensive income
  (loss), net of income taxes.................       1,706             (2,231)
                                              --------------    ---------------
     Total stockholders' equity...............      29,457             23,149
                                              --------------    ---------------
                                               $    50,613       $     38,663
                                              ==============    ===============



                               Parent Company Only
                         Condensed Statements of Income
                         For the Years Ended December 31
                                 (In thousands)


                                             2000         1999        1998
                                          ----------   ----------  ----------
Income:
     Management fee income.............    $  1,426     $  1,606    $  1,426
     Interest..........................         322        1,757       1,623
     Other.............................          53            9          30
                                          ----------   ----------  ----------
         Total income..................       1,801        3,372       3,079
                                          ----------   ----------  ----------
Expenses:
     Interest..........................       1,677        2,486       2,226
     Personnel expense.................       1,162        1,320       1,268
     Legal and other professional......         124          134         188
     Depreciation and amortization.....          68           66          71
     Other.............................         361          502         397
                                          ----------   ----------  ----------
         Total expenses................       3,392        4,508       4,150
                                          ----------   ----------  ----------
Loss before income tax benefit
  and equity in undistributed
  income of subsidiaries...............      (1,591)      (1,136)     (1,071)
Income tax benefit.....................         518          433         341
                                          ----------   ----------  ----------
Loss before equity in
  undistributed income
  of subsidiaries......................      (1,073)        (703)       (730)
Equity in undistributed
  income of subsidiaries...............       2,954           96       2,612
                                          ----------   ----------  ----------
Income (loss) from continuing
  operations...........................       1,881         (607)      1,882
Equity in undistributed income
  from operations of discontinued
  asset-based lending subsidiary.......          --          429         385
                                          ----------   ----------  ----------
Income (loss) before gain on
  disposal of asset-based lending
  subsidiary...........................       1,881         (178)      2,267
Gain on disposal of asset-based
  lending subsidiary...................         159          438          --
                                          ----------   ----------  ----------
Income before extraordinary item
  and cumulative effect of change
  in accounting principle..............       2,040          260       2,267
Extraordinary item-gain on
  early extinguishment of debt,
  net of income taxes..................         257           --          --
Cumulative effect of change in
  accounting principle, net
  of income taxes......................          --          (18)         --
                                          ----------   ----------  ----------
         Net income....................    $  2,297     $    242    $  2,267
                                          ==========   ==========  ==========

                               Parent Company Only
                       Condensed Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)

                                             2000         1999        1998
                                          ----------   ----------  ----------
Operating activities:
Net income.............................    $  2,297     $    242    $  2,267
Adjustments to reconcile net
  income to net cash provided
  by (used in)operating activities -
  Gain on sale of
    discontinued operation.............        (159)        (438)         --
  Depreciation and amortization........          48           46          53
  Equity in undistributed income
    of subsidiaries....................      (2,954)         (96)     (2,612)
  Equity in undistributed income
    of subsidiary - BNC
      Capital Trust I..................         (12)          --          --
  Equity in undistributed income
    from operations of discontinued
    asset-based lending subsidiary.....          --         (429)       (385)
  Change in prepaid expenses and
    other receivables..................          32       19,922      (5,858)
  Change in accrued expenses and
    other liabilities..................          98           28         290
  Other................................          14           --           7
                                          ----------   ----------  ----------
       Net cash provided by
         (used in) operating
         activities....................        (636)      19,275      (6,238)
                                          ----------   ----------  ----------
Investing activities:
  Disposition of discontinued
    operation..........................          --        2,100          --
  Net decrease in loans................          --         (325)       (158)
  Increase in investment in
    subsidiaries ......................        (232)      (3,157)     (1,307)
  Additions to premises, leasehold
    improvements and equipment, net....         (59)         (19)        (67)
                                          ----------   ----------- ----------
           Net cash used in
             investing activities......        (291)      (1,401)     (1,532)
                                          ----------   ----------- ----------
Financing activities:
  Repayments of long-term
    borrowings.........................      (2,001)     (29,532)     (9,785)
  Proceeds from long-term
    borrowings.........................          --       15,000      16,870
  Amortization of discount
    on subordinated notes..............          93           92          84
  Amortization of deferred
    charges............................          20           20          18
  Proceeds from issuance of
    subordinated debentures............       7,440           --          --
  Amortization of discount
    on subordinated debentures.........          12           --          --
  Purchase of treasury stock...........          --           --        (297)
  Other, net...........................          74           25         165
                                          ----------   ----------  ----------
           Net cash provided by
            (used in) financing
            activities.................       5,638      (14,395)      7,055
                                          ----------   ----------  ----------
Net increase (decrease) in
  cash and cash equivalents............       4,711        3,479        (715)
Cash and cash equivalents,
  beginning of year....................       3,832          353       1,068
                                          ----------   ----------  ----------
Cash and cash equivalents,
  end of year..........................    $  8,543     $  3,832    $    353
                                          ==========   ==========  ==========
Supplemental cash flow
  information:
     Interest paid.....................    $  1,293     $  2,582    $  2,187
                                          ==========   ==========  ==========
     Income tax payments received
       from subsidiary banks,
       net of income taxes paid........    $     69     $    243    $    438
                                          ==========   ==========  ==========


23. Quarterly Financial Data (unaudited, in thousands, except shares and earnings per share):


                                                                 2000
                                   -----------------------------------------------------------------
                                      First            Second            Third            Fourth
                                     Quarter           Quarter          Quarter          Quarter
                                   -------------    --------------    -------------    -------------
Interest income   ................  $     9,183      $     10,604      $    10,950      $    11,026
Interest expense  ................        5,939             7,199            7,482            7,497
                                   -------------    --------------    -------------    -------------
Net interest income...............        3,244             3,405            3,468            3,529
Provision for credit losses.......          482               337              107              276
                                   -------------    --------------    -------------    -------------
Net interest income after
  provision for credit losses.....        2,762             3,068            3,361            3,253

Noninterest income................        1,763             1,870            1,983            2,157
Noninterest expense...............        3,901             4,112            4,563            4,854
                                   -------------    --------------    -------------    -------------
Income before income taxes........          624               826              781              556
Provision for income taxes........          191               266              249              200
                                   -------------    --------------    -------------    -------------
Income from continuing
  operations......................          433               560              532              356

Discontinued Operation:
  Gain on disposal of
    discontinued operation,
    net of income taxes...........           --                10               --              149
                                   -------------    --------------    -------------    -------------
Income before extraordinary
  item............................          433               570              532              505
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes.............          122                47               65               23
                                   -------------    --------------    -------------    -------------
Net income........................  $       555      $        617      $       597      $       528
                                   =============    ==============    =============    =============

Earnings per common share:
Basic and diluted income from
  continuing operations...........  $      0.18      $       0.23      $      0.22      $      0.15
Gain on disposal of
  discontinued operation..........           --              0.01               --             0.06
Extraordinary item - gain
  on early extinguishment
  of debt.........................         0.05              0.02             0.03             0.01
                                   -------------    --------------    -------------    -------------
Basic and diluted net income......  $      0.23      $       0.26      $      0.25      $      0.22
                                   =============    ==============    =============    =============
Average common shares:
Basic.............................    2,399,980         2,399,436        2,395,030        2,395,030
Diluted...........................    2,400,486         2,399,835        2,395,321        2,395,030



                                                                1999
                                    -----------------------------------------------------------------
                                        First           Second             Third           Fourth
                                       Quarter          Quarter           Quarter          Quarter
                                    -------------    --------------    -------------    -------------
Interest income....................   $    6,836       $     6,717       $    7,353       $     8,025
Interest expense  ................        3,794             3,680            4,240             4,860
                                    -------------    --------------    -------------    -------------
Net interest income...............        3,042             3,037            3,113             3,165
Provision for credit losses.......          213               309              354               262
                                    -------------    --------------    -------------    -------------
Net interest income after
  provision for credit losses.....
                                          2,829             2,728            2,759             2,903

Noninterest income................        1,424             1,566            1,486             1,592
Noninterest expense...............        3,914             4,009            4,279             6,013
                                    -------------    --------------    -------------    -------------
Income (loss) before
  income taxes....................          339               285              (34)           (1,518)
Income tax provision
  (benefit).......................          124               116              (38)             (601)
                                    -------------    --------------    -------------    -------------
Income (loss) from continuing
  operations......................          215               169                4              (917)

Discontinued Operation:
  Income from operations
    of discontinued operation,
    net of income taxes...........          139               104              186                --
  Gain on disposal of
    discontinued operation,
    net of income taxes...........           --                --               --               438
                                    -------------    --------------    -------------    -------------
Income before cumulative
  effect of change in accounting
  principle.......................          354               273              190              (479)
Cumulative effect of change
  in accounting principle, net
  of income taxes.................          (96)               --               --                --
                                    -------------    --------------    -------------    -------------
Net income (loss).................   $      258       $       273       $      190       $      (479)
                                    =============    ==============    =============    =============

Earnings per common share:
Basic and diluted income
  (loss) from continuing
  operations......................   $     0.09       $      0.07       $     0.00       $     (0.38)
Discontinued operation............         0.06              0.04             0.08              0.18
Cumulative effect of change
  in accounting principle.........        (0.04)               --               --                --
                                    -------------    --------------    -------------    -------------
Basic and diluted net
  income (loss)...................   $     0.11       $      0.11       $     0.08       $     (0.20)

                                    =============    ==============    =============    =============

Average common shares:
Basic.............................    2,405,891         2,410,980        2,409,654         2,399,980
Diluted...........................    2,405,891         2,410,999        2,410,035         2,399,980


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                                  BNCCORP, Inc.
                                                  By:     /s/ Tracy Scott
                                                     -------------------------
                                                       Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 28, 2001.


 /s/ Tracy Scott                       Chairman of the Board and Director
-------------------------------


 /s/ Gregory K. Cleveland        President, Chief Executive Officer and Director
-------------------------------              (Principal Executive Officer)
                                          (Principal Financial Officer)


 /s/ Brenda L. Rebel                   Chief Financial Officer and Director
-------------------------------              (Principal Accounting Officer)


/s/ Denise Forte-Pathroff, M.D.                         Director
-------------------------------

 /s/ John A. Hipp, M.D.                                 Director
-------------------------------

 /s/ Richard M. Johnsen, Jr.                            Director
-------------------------------

 /s/ David A. Erickson                                  Director
-------------------------------

 /s/ Jerry R. Woodcox                                   Director
-------------------------------

 /s/ Brad J. Scott                                      Director
-------------------------------

                                  EXHIBIT INDEX


Exhibit
  No.                       Exhibit Description
--------------------------------------------------------------------------------

2.1 Stock Purchase Agreement dated as of December 6, 1999, by and between BNCCORP, Inc. and Associated Banc-Corp, incorporated by reference to
     Exhibit 2.1 to the Registrant's Form 8-K dated as of January 14, 2000.

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

4.2 Form of Indenture by and between BNCCORP, Inc. and Firstar Trust Company, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-26703). 10.1 Form of Indemnity Agreement by and between the Company and each of the Company's Directors, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

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

10.6 Junior Subordinated Indenture between BNCCORP, Inc. and First Union National Bank as Trustee dated as of July 12, 2000, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated as of August 2, 2000.

Exhibit
  No.                       Exhibit Description
--------------------------------------------------------------------------------


10.7 Guarantee Agreement between BNCCORP, Inc. as Guarantor and First Union National Bank as Guarantee Trustee dated as of July 12, 2000 - BNC Capital Trust I, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated as of August 2, 2000.

10.8 Amended and Restated Trust Agreement among BNCCORP, Inc. as Depositor, First Union National Bank as Property Trustee, First Union Trust Company, National Association as Delaware Trustee and the Administrative Trustees dated as of July 12, 2000 - BNC Capital Trust I, incorporated by reference to the Registrant's Form 10-Q dated as of August 2, 2000.

21.1 Subsidiaries of Company.

23.1 Consent of Arthur Andersen LLP