Form 10-Q
period 2001-03-31
BNCCORP INC
filed 2001-05-11
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           Commission File No. 0-26290


                                  BNCCORP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                       45-0402816
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                                  322 East Main
                          Bismarck, North Dakota 58501
                     (Address of principal executive office)
                                 (701) 250-3040
                         (Registrant's telephone number)


     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the registrant's outstanding common stock on May 10, 2001 was 2,394,330

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                    ASSETS                        March 31,       December 31,
                                                     2001             2000
                                                -------------    -------------
                                                 (unaudited)
CASH AND DUE FROM BANKS........................ $     17,965     $     14,988
INTEREST-BEARING DEPOSITS WITH BANKS...........          193              595
INVESTMENT SECURITIES AVAILABLE FOR SALE.......      255,233          263,185
LOANS AND LEASES, net of unearned income.......      276,449          268,925
ALLOWANCE FOR CREDIT LOSSES....................      (3,956)          (3,588)
                                                -------------    -------------
  Net loans and leases.........................      272,493          265,337

PREMISES, LEASEHOLD IMPROVEMENTS AND
  EQUIPMENT, net...............................       15,096           14,873
INTEREST RECEIVABLE............................        3,889            3,854
OTHER ASSETS...................................        4,433            4,465
DEFERRED CHARGES AND INTANGIBLE ASSETS, net....        2,601            2,719
                                                -------------    -------------
                                                $    571,903     $    570,016
                                                =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing.......................... $     38,391     $     31,459
  Interest-bearing -
    Savings, NOW and money market..............      160,380          169,425
    Time deposits $100,000 and over............       74,950           61,720
    Other time deposits........................       98,424           99,860
                                                -------------    -------------
  Total deposits...............................      372,145          362,464
SHORT-TERM BORROWINGS..........................       15,615           33,228
FHLB BORROWINGS................................      119,200          117,200
LONG-TERM BORROWINGS...........................       12,615           12,642
OTHER LIABILITIES..............................       14,037            7,419
                                                -------------    -------------
              Total liabilities................      533,612          532,953
                                                -------------    -------------
GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S SUBORDINATED DEBENTURES.........        7,402            7,606
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -
    authorized 2,000,000 shares;
    no shares issued...........................           --               --
  Common stock, $.01 par value -
    authorized 10,000,000 shares;
    issued 2,437,210 and 2,437,910
    shares, respectively ......................           24               24
  Capital surplus..............................       14,049           14,050
  Retained earnings............................       14,870           14,190
  Treasury stock (42,880 shares)...............        (513)            (513)
  Accumulated other comprehensive income,
    net of income taxes........................        2,459            1,706
                                                -------------    -------------
       Total stockholders' equity..............       30,889           29,457
                                                -------------    -------------
                                                $    571,903     $    570,016
                                                =============    =============

     The accompanying notes are an integral part of these consolidated balance sheets.



                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                    2001             2000
                                                -------------    -------------
                                                          (unaudited)
INTEREST INCOME:
  Interest and fees on loans................... $      6,118     $      5,705
  Interest and dividends on investment
    securities -
    Taxable....................................        3,993            3,079
    Tax-exempt.................................          227              229
    Dividends..................................          135              120
  Other........................................           20               50
                                                -------------    -------------
      Total interest income....................       10,493            9,183
                                                -------------    -------------
INTEREST EXPENSE:
  Interest on deposits.........................        4,219            3,728
  Interest on short-term borrowings............           95               24
  Interest on FHLB borrowings..................        2,108            1,851
  Interest on long-term borrowings.............          293              336
                                                -------------    -------------
      Total interest expense...................        6,715            5,939
                                                -------------    -------------
      Net interest income......................        3,778            3,244
PROVISION FOR CREDIT LOSSES....................          350              482
                                                -------------    -------------
NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES................................        3,428            2,762
                                                -------------    -------------
NONINTEREST INCOME:
  Net gain on sales of securities..............          718               46
  Insurance commissions........................          508              568
  Brokerage income.............................          349              421
  Trust and financial services.................          283              262
  Service charges..............................          167              133
  Fees on loans................................          164              214
  Rental income................................           19               16
  Other........................................          119              103
                                                -------------    -------------
      Total noninterest income.................        2,327            1,763
                                                -------------    -------------
NONINTEREST EXPENSE:

  Salaries and employee benefits...............        2,349            2,030
  Depreciation and amortization................          450              387
  Occupancy....................................          449              327
  Professional services........................          299              397
  Minority interest in income of
    subsidiaries...............................          233               --
  Office supplies, telephone and
    postage....................................          230              217
  Marketing and promotion......................          156              114
  FDIC and other assessments...................           48               47
  Other........................................          417              382
                                                -------------    -------------
      Total noninterest expense................        4,631            3,901
                                                -------------    -------------
Income before income taxes.....................        1,124              624

Income taxes...................................          335              191
                                                -------------    -------------
Income before extraordinary item and
  cumulative effect of change in
  accounting principle.........................          789              433



                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                       For The Three Months Ended March 31
                      (In thousands, except per share data)


                                                    2001             2000
                                                -------------    -------------
                                                         (unaudited)
Extraordinary item-gain on early
  extinguishment of debt, net
  of income taxes..............................            4              122
Cumulative effect of change in
  accounting principle, net of
  income  taxes................................        (113)               --
                                                -------------    -------------
NET INCOME..................................... $        680     $        555
                                                =============    =============

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle...................... $       0.33             0.18
Extraordinary item-gain on early
  extinguishment of debt, net
  of income taxes..............................         0.00             0.05
Cumulative effect of change in
  accounting principle, net
  of income taxes..............................       (0.05)               --
                                                -------------    -------------
Earnings per share............................. $       0.28     $       0.23
                                                =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                       For the Three Months Ended March 31
                                 (In thousands)

                                                    2001             2000
                                                -------------    -------------
                                                         (unaudited)
NET INCOME..................................... $        680     $        555
OTHER COMPREHENSIVE INCOME (LOSS)-
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during the period, net
      of income taxes..........................          690            (606)
    Less:  reclassification adjustment
      for gains included in net income,
      net of income taxes......................        (485)             (32)
Net gain on derivative instruments
  designated and qualifying as
  cash flow hedging instruments, net of
  income taxes.................................           63               --
                                                -------------    -------------
OTHER COMPREHENSIVE INCOME (LOSS)..............          268            (638)
                                                -------------    -------------
COMPREHENSIVE INCOME (LOSS).................... $        948     $       (83)
                                                -------------    -------------

     The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2001
                        (In thousands, except share data)

                                                                                          Accumulated
                                        Common Stock                                          Other
                                     -------------------  Capital   Retained   Treasury   Comprehensive
                                       Shares    Amount   Surplus   Earnings     Stock        Income       Total
                                     ---------- -------- --------- ----------  ---------  -------------  ----------
Balance, December 31, 2000.......... 2,437,910  $    24  $ 14,050  $  14,190   $  (513)   $      1,706   $  29,457

   Net income (unaudited)...........        --       --        --        680         --             --         680

   Other comprehensive income -

    Change in unrealized holding
      gain on securities available
      for sale, net of income
      taxes (unaudited).............        --       --        --         --         --            690         690

    Net gain on derivative
      instruments designated and
      qualifying as cash flow
      hedging instruments, net
      of income taxes ..............        --       --        --         --         --             63          63


   Other (unaudited).................    (700)       --       (1)         --         --             --         (1)
                                     ---------- -------- --------- ----------  ---------  -------------  ----------

Balance, March 31, 2001
   (unaudited)...................... 2,437,210  $    24  $ 14,049  $  14,870   $  (513)   $      2,459   $  30,889
                                    =========== ======== ========= ==========  =========  =============  ==========


     The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In thousands)


                                                    2001             2000
                                                -------------    -------------
                                                         (unaudited)
OPERATING ACTIVITIES:
  Net income................................... $        680     $        555
  Adjustments to reconcile net income to net
    cash provided by operating activities -
    Provision for credit losses................          350              482
    Depreciation and amortization..............          328              252
    Amortization of intangible assets..........          122              137
    Net premium amortization on investment
      securities...............................          318              167
    Proceeds from loans recovered..............           46               46
    Change in interest receivable and other
      assets, net..............................        (746)            (926)
    Change in dividend payable - trust
      preferred securities.....................        (198)               --
    Net realized gains on sales of
      investment securities....................        (718)             (46)
    Change in other liabilities, net...........        6,680              493
    Originations of loans to be sold...........     (21,006)         (17,070)
    Proceeds from sale of loans................       21,006           17,070
                                                -------------    -------------
      Net cash provided by operating
        activities.............................        6,862            1,160
                                                -------------    -------------
INVESTING ACTIVITIES:
  Purchases of investment securities...........     (54,103)         (99,469)
  Proceeds from sales of investment
    securities.................................       50,802              898
  Proceeds from maturities of investment
    securities.................................       13,082            4,770
  Net (increase) decrease in loans.............      (7,552)            5,654
  Additions to premises, leasehold
    improvements and equipment.................        (571)          (1,424)
  Proceeds from sale of premises and
    equipment..................................           20               --
                                                -------------    -------------
      Net cash provided by (used in)
        investing activities...................        1,678         (89,571)
                                                -------------    -------------
FINANCING ACTIVITIES:

  Net increase (decrease) in demand,
    savings, NOW and money market
    accounts...................................      (2,113)            9,794
  Net increase (decrease) in time deposits.....       11,794         (14,547)
  Net increase (decrease) in short-term
    and FHLB borrowings........................     (15,613)           84,225
  Repayments of long-term borrowings...........         (51)            (822)
  Proceeds from long-term borrowings...........           --                9
  Other........................................           18               75
                                                -------------    -------------
      Net cash provided by (used in)
        financing activities...................      (5,965)           78,734
                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................        2,575          (9,677)
CASH AND CASH EQUIVALENTS, beginning
  of period....................................       15,583           21,881
                                                -------------    -------------
CASH AND CASH EQUIVALENTS, end of period....... $     18,158     $     12,204
                                                =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid................................ $      6,404     $      6,110
                                                =============    =============
  Income taxes paid............................ $         --     $          2
                                                =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001


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

The unaudited consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2001.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2000 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 and the notes thereto.


NOTE 2 - Reclassifications

Certain of the 2000  amounts  have been  reclassified  to conform  with the 2001
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.

NOTE 3 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended March 31:


                                                  Net                 Per-Share
                                                 Income     Shares     Amount
                                               ---------- ---------- ----------
         2001
Basic earnings per share:
Income before extraordinary item and
  cumulative effect of change in
  accounting principle........................ $  789,000  2,394,610 $     0.33
Extraordinary item - gain on early
  extinguishment of debt, net
  of income taxes.............................      4,000  2,394,610       0.00
Cumulative effect of change in
  accounting principle, net of
  income taxes................................  (113,000)  2,394,610     (0.05)
                                               ----------            ----------
Income available to common
  stockholders................................ $  680,000  2,394,610 $     0.28
                                               ==========            ==========
Effect of dilutive  shares -
   Options....................................                16,872
                                                          ----------
Diluted earnings per share:
Income before extraordinary item and
  cumulative effect of change in
  accounting principle........................ $  789,000  2,411,482 $     0.33
Extraordinary item - gain on early
  extinguishment of debt, net
  of income taxes.............................      4,000  2,411,482       0.00
Cumulative effect of change in
  accounting principle, net of
  income taxes................................  (113,000)  2,411,482     (0.05)
                                               ----------            ----------
Income available to common stockholders....... $  680,000  2,411,482 $     0.28
                                               ==========            ==========
         2000
Basic earnings per share:
Income before extraordinary item.............. $  433,000  2,399,980 $     0.18
Extraordinary item - gain on early
  extinguishment of debt, net
  of income taxes.............................    122,000  2,399,980       0.05
                                               ----------            ----------
Income available to common stockholders....... $  555,000  2,399,980 $     0.23
                                               ==========            ==========
Effect of dilutive shares -
   Options....................................                   506
                                                           ---------
Diluted earnings per share:
Income before extraordinary item.............. $  433,000  2,400,486 $     0.18
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes................................    122,000  2,400,486       0.05
                                               ----------            ----------
Income available to common stockholders....... $  555,000  2,400,486 $     0.23
                                               ==========            ==========


The following number of options and warrants, with exercise prices ranging from $7.25 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                                   2001        2000
                                                ----------  ----------
       Quarter ended March 31..................  101,570      159,934


NOTE 4 - Segment Disclosures

During 2000, the Company merged its two subsidiary banks which were previously reported as separate operating segments in accordance with the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 131. Banking is the primary operational activity of the Company. There are no other operational segments which are material and are required to be separately disclosed for financial statement purposes. Therefore, there are no segment disclosures included in these consolidated financial statements.

NOTE 5 - Retirement of Subordinated Notes

During the quarters ended March 31, 2001 and 2000, the Company retired $40,000 and $814,000, respectively, of its 8 5/8 percent subordinated notes due 2004. The Company purchased the notes at a discount, and the transactions resulted in extraordinary gains of $4,000 and $122,000 ($.05 per share in 2000), net of income taxes of $2,000 and $62,000, respectively. The notes were retired using cash generated from the sale of BNC Financial Corporation, the Company's asset-based lending subsidiary which was sold on December 31, 1999 and from the issuance of trust preferred securities in July 2000.

NOTE 6 - Recently Adopted Accounting Standards

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

The Company has established a hedging policy statement which sets forth the documentation and other requirements necessary to achieve hedge accounting under SFAS 133. The Company's currently outstanding $25 million prime based interest rate floor qualifies, and is now classified as, a cash flow hedge. On January 1, 2001, the Company recognized the interest rate floor on its balance sheet at its then fair value of $436,000. The impact of the adoption of SFAS 133, as amended, was an after tax charge to earnings of $113,000 and is presented in the Company's 2001 consolidated financial statements as the cumulative effect of a change in accounting principle. On March 31, 2001, the Company marked the interest rate floor to its fair value of $592,000. The change in the floor's time value of $55,000 was included in earnings and the change in the floor's intrinsic value of $63,000 ($101,000 less applicable income taxes of $38,000) was included in other comprehensive income. The interest rate floor contract, which has a strike price of 8.50 percent, is currently "in the money" because the prime rate is 7.50 percent. Therefore, the Company is presently accruing income on the floor equal to 1.00 percent times the notional amount of $25.0 million, or $250,000 per year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Assets. Total assets increased $1.9 million, from $570.0 million at December 31, 2000 to $571.9 million at March 31, 2001. The following table presents the Company's assets by category as of March 31, 2001 and December 31, 2000, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):


                                                               Change
                                                       ----------------------
                                  March     December
                                   31,         31,
           Assets                 2001        2000          $           %
------------------------------ ----------  ----------  ----------  ----------
Cash and due from banks....... $  17,965   $  14,988   $   2,977        20%
Interest-bearing deposits
  with banks..................       193         595       (402)      (68)%
Investment securities
  available for sale..........   255,233     263,185     (7,952)       (3)% (a)
Loans and leases, net.........   272,493     265,337       7,156         3% (a)
Premises, leasehold
  improvements and
  equipment, net..............    15,096      14,873         223         2%
Interest receivable...........     3,889       3,854          35         1%
Other assets..................     4,433       4,465        (32)       (1)%
Deferred charges and
  intangible assets, net......     2,601       2,719       (118)       (4)%
                               ----------  ----------  ----------
     Total assets............. $ 571,903   $ 570,016   $   1,887         --
                               ==========  ==========  ==========

--------------------

(a) The Company implemented a balance sheet leveraging strategy in 1999 and 2000 during which time it increased its earning asset portfolio by purchasing investment securities funded by FHLB borrowings. This strategy, combined with market interest rate developments, resulted in a low loan-to-assets ratio relative to the Company's peers and unrealized gains in the investment portfolio. During the quarter ended March 31, 2001, the Company shifted a portion of its earning asset portfolio from investment securities to loans in response to loan demand in its markets, including the Arizona market, where BNC National Bank recently opened a loan production office. Sales of investment securities during the quarter generated realized gains of $718,000. These gains are included in noninterest income in the Consolidated Statement of Income for the quarter.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three month period ending March 31, 2001 (amounts are in thousands):


                                                       Three Months
                                                          Ended
                                                         March 31,
                                                           2001
                                                       ------------

       Balance, beginning of period..............      $     3,588

       Provision for credit losses...............              350

       Loans charged off.........................             (28)

       Loans recovered...........................               46
                                                       ------------
       Balance, end of period....................      $     3,956
                                                       ============
       Ending loan portfolio ....................      $   276,449
                                                       ============
       Allowance for credit losses as a
         percentage of ending loan
         portfolio...............................            1.43%




As of March 31, 2001, the Company's allowance for credit losses was 1.43 percent of total loans as compared to 1.33 percent at December 31, 2000. Net recoveries as a percentage of average loans for the three month period ended March 31, 2001 were 0.01 percent. Net charge-offs as a percentage of average loans for the three month period ended March 31, 2000 were 0.14 percent.

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

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):


                                                  March 31,      December 31,
                                                    2001             2000
                                                -------------    -------------

Nonperforming loans:
  Loans 90 days or more delinquent and
    still accruing interest...................  $        661     $        221

  Nonaccrual loans............................           343              343

  Restructured loans..........................             9               16
                                                -------------    -------------
Total nonperforming loans.....................         1,013              580

  Other real estate owned and
    repossessed assets........................            30               84
                                                -------------    -------------
Total nonperforming assets....................  $      1,043     $        664
                                                =============    =============
Allowance for credit losses...................  $      3,956     $      3,588
                                                =============    =============
Ratio of total nonperforming assets to
  total assets ...............................          .18%             .12%

Ratio of total nonperforming loans to
  total loans.................................          .37%             .22%

Ratio of allowance for credit losses
  to total nonperforming loans................          391%             619%


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

Liabilities. Total liabilities increased $659,000, from $533.0 million at December 31, 2000 to $533.6 million at March 31, 2001. The following table presents the Company's liabilities by category as of March 31, 2001 and December 31, 2000 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):


                                                               Change
                                                       ----------------------
                                  March     December
                                   31,         31,
         Liabilities              2001        2000         $           %
------------------------------ ----------  ----------  ----------  ----------

DEPOSITS:
Noninterest - bearing......... $  38,391   $  31,459   $   6,932        22%  (a)
Interest - bearing -
  Savings, NOW and money
    market....................   160,380     169,425     (9,045)       (5)%  (b)
  Time deposits $100,000
    and over..................    74,950      61,720      13,230        21%  (c)
  Other time deposits.........    98,424      99,860     (1,436)       (1)%
Short-term borrowings.........    15,615      33,228    (17,613)      (53)%  (d)
FHLB borrowings...............   119,200     117,200       2,000         2%
Long-term borrowings..........    12,615      12,642        (27)         --
Other liabilities.............    14,037       7,419       6,618        89%  (e)
                               ----------  ----------  ----------
    Total liabilities......... $ 533,612   $ 532,953   $     659         --
                               ==========  ==========  ==========


-------------------

(a) A commercial customer that experiences significant balance fluctuations had a large demand deposit account balance at March 31, 2001.

(b) Fluctuations in this line item are typical when comparing March 31 period end balances to December 31 balances due to increases in commercial deposit account balances which often occur at year end.

(c) Brokered and national market certificates of deposit ("CD's") totaled $41.1 and $14.4 million, respectively, at March 31, 2001 compared to $30.7 and $9.0 million, respectively, at December 31, 2000. The Company increased its brokered and national market CD's as part of its liquidity planning and balance sheet management strategies including forecasted loan fundings. Additionally, during early 2001, pricing on wholesale funds, such as brokered and national market CD's, adjusted swiftly to monetary easings by the Federal Reserve making them favorable funding alternatives when compared to competing for deposits in the Company's local markets where pricing adjusted more slowly to the Federal Reserve's easings.

(d) Federal funds purchased totaled $32.7 million at December 31, 2000 compared to $15.2 million at March 31, 2001. These short-term borrowings can vary significantly from day to day depending upon customer transactions and liquidity management activities of the Company.

(e) Increase is primarily attributable to an investment security transaction pending settlement on March 31, 2001.


Stockholders' Equity. The Company's equity capital increased $1.4 million between December 31, 2000 and March 31, 2001. This increase was primarily attributable to $680,000 of earnings recorded for the three months ended March 31, 2001, a $690,000 increase in the net unrealized holding gain on securities available for sale and a $63,000 fair market value adjustment to the Company's $25 million interest rate floor accounted for as a cash flow hedge.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiary as of March 31, 2001:


                                          Tier 1     Total
                                          Risk-      Risk-      Tier 1
                                          Based      Based     Leverage
                                          Ratio      Ratio      Ratio
                                        ---------  ---------  ---------

        BNCCORP, consolidated.......       8.99%     12.11%      5.93%
        BNC National Bank...........      10.12%     11.19%      6.66%


As of March 31, 2001, BNCCORP and its subsidiary bank exceeded capital adequacy requirements and the bank was considered "well capitalized" under prompt corrective action provisions.

                     Comparison of Operating Results for the
                   Three Months Ended March 31, 2001 and 2000

General. Net income and earnings per share from continuing operations increased to $789,000 and $0.33, respectively, for the quarter ended March 31, 2001 as compared with $433,000 and $0.18, respectively for the same period one year earlier. Net income for the three months ended March 31, 2001 was $680,000, or basic and diluted earnings per share of $0.28. For the same period in 2000, the Company recorded earnings of $555,000, or basic and diluted earnings per share of $0.23. The 2001-period net income included a non-recurring charge of $0.05 per basic and diluted share for the cumulative effect of a change in accounting principle while the year-ago quarter reflected an extraordinary gain from early extinguishment of debt of $0.05 per basic and diluted share. The returns on average assets and average stockholders' equity, from continuing operations, were 0.57 and 10.69 percent, respectively, for the three months ended March 31, 2001 as compared with 0.35 and 7.66 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three month period ended March 31, 2001 increased $534,000, or 16.5 percent. Net interest margin increased to
2.91 percent for the quarter ended March 31, 2001 from 2.86 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three month periods ended March 31, 2001 and 2000, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the table (amounts are in thousands):





                                    Three Months Ended March 31,
                     -----------------------------------------------------------
                                 2001                          2000                         Change
                     ----------------------------- ----------------------------- -----------------------------
                                Interest  Average             Interest  Average             Interest  Average
                      Average    earned    yield    Average    earned    yield    Average    earned    yield
                      balance   or paid   or cost   balance   or paid   or cost   balance   or paid   or cost
                     --------- --------- --------- --------- --------- --------- --------- --------- ---------
  Interest-earning
    assets
Federal funds sold/
  interest bearing
  due from...........$  1,434  $     20    5.66%   $  5,651  $     50    3.56%   $(4,217)  $   (30)    2.10%

Investments.......... 259,280     4,355    6.81%    200,166     3,428    6.87%     59,114       927   -0.06%(a)
Loans................ 269,766     6,118    9.20%    253,782     5,705    9.04%     15,984       413    0.16%(b)
  Allowance for
    loan losses...... (3,635)        --             (3,150)        --               (485)        --
                     --------- ---------           --------- ---------           --------- ---------
  Total interest-
    earning assets...$526,845    10,493    8.08%   $456,449     9,183    8.09%   $ 70,396     1,310   -0.01%
                     ========= ---------           ========= ---------           ========= ---------
  Interest-bearing
    liabilities
NOW & money
  market accounts....$154,397     1,724    4.53%   $125,207     1,547    4.97%   $ 29,190       177   -0.44%(c)
Savings..............   3,449        18    2.12%      4,655        24    2.07%    (1,206)       (6)    0.05%
Certificates of
  deposit under
  $100,000...........  96,811     1,417    5.94%    117,488     1,518    5.20%   (20,677)     (101)    0.74%(c)
Certificates of
  deposit $100,000
  and over...........  65,895     1,060    6.52%     44,959       639    5.72%     20,936       421    0.80%(d)
                     --------- ---------           --------- ---------           --------- ---------
  Interest - bearing
    deposits......... 320,552     4,219    5.34%    292,309     3,728    5.13%     28,243       491    0.21%
Short-term
  borrowings.........   6,256        95    6.16%      1,705        24    5.66%      4,551        71    0.50%
FHLB borrowings...... 144,894     2,108    5.90%    126,789     1,851    5.87%     18,105       257    0.03%(e)
Long-term
  borrowings.........  12,636       293    9.40%     14,167       336    9.54%    (1,531)      (43)   -0.14%
                     --------- ---------           --------- ---------           --------- ---------
  Total borrowings... 163,786     2,496    6.18%    142,661     2,211    6.23%     21,125       285   -0.05%
                     --------- ---------           --------- ---------           --------- ---------
  Total interest-
    bearing
    liabilities......$484,338     6,715    5.62%   $434,970     5,939    5.49%   $ 49,368       776    0.13%
                     ========= ---------           ========= ---------           ========= ---------
    income/spread....          $  3,778    2.46%             $  3,244    2.60%             $    534   -0.15%
                               =========                     =========                     =========
  Net interest
    margin...........                      2.91%                         2.86%                         0.05%
Notation:
Noninterest-bearing
  deposits...........$ 32,007        --            $ 27,258        --            $  4,749        --
                     ---------                     ---------                     ---------
  Total deposits.....$ 352,559 $  4,219    4.85%   $319,567  $  3,728    4.69%   $ 32,992  $    491    0.16%
                     ========= =========           ========= =========           ========= =========
Taxable equivalents:
  Total interest-
    earning assets...$ 526,845 $  10,590   8.15%   $456,449  $  9,286    8.18%   $ 70,396  $  1,304   -0.03%
  Net interest
    income/spread....       -- $   3,875   2.53%         --  $  3,347    2.69%         --  $    528   -0.16%
  Net interest
    margin...........       --        --   2.98%         --        --    2.95%         --        --    0.03%

-------------------------

(a) The average balance of investment securities in the first quarer of 2001 exceeded the average for the first quarter of 2000 because the Company was completing its leveraging strategy throughout the first four months of 2000 during which time it was adding investment securities funded with FHLB borrowings. Although the Company sold investment securities during the quarter ended March 31, 2001 and used the proceeds to fund loan growth, average balances still exceeded those in the comparable quarter one year earlier.

(b) Increased average loans outstanding for the quarter ended March 31, 2001, as compared to the same quarter one year earlier, reflects loan volume generated in all of the Company's markets.

(c) Increased average balances of NOW and money market accounts represents additional growth in the Company's Wealthbuilder deposit accounts, floating rate accounts indexed to the 90-day T-bill rate. Activity in these accounts has contributed to a decrease in CD's under $100,000 as some customers have elected to place renewing time deposits into the favorably-priced and more liquid Wealthbuilder deposit products.

(d) The Company increased its brokered and national market CD's during the quarter ended March 31, 2001 as part of its liquidity and balance sheet management strategies. Additionally, balances in this category increased while balances in the CD's under $100,000 decreased as pricing on wholesale funds, such as brokered and national market CD's, adjusted swiftly to recent monetary easings by the Federal Reserve making such deposits favorable funding alternatives when compared to competing for deposits in the Company's local markets where pricing sometimes adjusts more slowly to movements in national interest rates.

(e) The increased volume of FHLB borrowings is attributable to the completion of the leveraging strategy discussed in (a) above offset somewhat by increased use of other funding sources, such as brokered and national market certificates of deposit, in the first quarter of 2001.



Provision for Credit Losses. The provision for credit losses was $350,000 for the quarter ended March 31, 2001 as compared to $482,000 for the same period one year earlier. See "Comparison of Financial Condition at March 31, 2001 and December 31, 2000 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three month periods ended March 31, 2001 and 2000 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):



                                         For the Three     Increase
                                          Months Ended    (Decrease)
                                            March 31,     2001 - 2000
                                        --------------- ---------------
        Noninterest Income                2001    2000     $       %
                                        ------- ------- ------- -------
  Net gain on sales of securities ......$   718 $    46 $   672  1,461%(a)
  Insurance commissions.................    508     568    (60)   (11)%(b)
  Brokerage income......................    349     421    (72)   (17)%(c)
  Trust and financial services..........    283     262      21      8%
  Service charges.......................    167     133      34     26%
  Fees on loans.........................    164     214    (50)   (23)%(d)
  Rental income.........................     19      16       3     19%
  Other.................................    119     103      16     16%
                                        ------- ------- -------
     Total noninterest income...........$ 2,327 $ 1,763 $   564     32%
                                        ======= ======= =======

(a) The company sold investment securities in the first quarter of 2001 and used the proceeds to fund loan growth experienced during the quarter. See "Comparison of Financial Condition at March 31, 2001 and December 31, 2000
     - Assets," note (a).

(b) Decrease is largely attributable to decrease in contingency payments from insurance companies resulting from high disaster claims incurred in the state of North Dakota in 2000.

(c) Decline in brokerage revenue is attributable to difficult market conditions in the first quarter of 2001.

(d) Loan fees included in noninterest income may vary from quarter to quarter depending upon the structure of the loan transactions effected during the quarter.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three month periods ended March 31, 2001 and 2000 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                                         For the Three    Increase
                                         Months Ended    (Decrease)
                                           March 31,     2001 - 2000
                                        --------------- ---------------
        Noninterest Expense               2001    2000     $       %
                                        ------- ------- ------- -------
Salaries and employee benefits......    $ 2,349 $ 2,030 $   319    16% (a)
Depreciation and amortization.......        450     387      63    16% (b)
Occupancy...........................        449     327     122    37% (c)
Professional services...............        299     397    (98)  (25)% (d)
Minority interest income of
  subsidiaries......................        233      --     233   100% (e)
Office supplies, telephone and
  postage...........................        230     217      13     6%
Marketing and promotion.............        156     114      42    37%
FDIC and other assessments..........         48      47       1     2%
Other...............................        417     382      35     9%
                                        ------- ------- -------
   Total noninterest expense........    $ 4,631 $ 3,901 $   730    19%
                                        ======= ======= =======
Efficiency ratio....................     75.86%  77.91%           (2)%
                                        ======= =======

---------------

(a) Average full time equivalent employees for the quarter ended March 31, 2001 were 188 as compared to 176 for the first quarter 2000. The increase is attributable to staff additions for the Tempe, Arizona loan production office and to support loan growth at other locations.

(b) The increase in depreciation and amortization is largely attributable to completion of the Fargo office building during the second quarter of 2000.

(c) Occupancy expenses have increased due to the Fargo facility's opening in 2000 as well as expenses associated with the opening of BNC National Bank's loan and deposit production office in Tempe, Arizona in January 2001.

(d) The decrease in professional services expenses is attributable to a decrease in legal fees.

(e) This is the expense associated with the Company's trust preferred offering which closed in July 2000.


Income Tax Expense. Income tax expense for the quarter ended March 31, 2001 increased $144,000 as compared to the same period in 2000 due to the increase in pre-tax income. The estimated effective tax rates for the three month periods ended March 31, 2001 and 2000 were 29.8 and 30.6 percent, respectively.

Earnings per Common Share. See Note 3 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three month periods ended March 31, 2001 and 2000.

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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiary is a member of the FHLB, which affords it the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the bank's mortgage loans and various investment securities.

The Company has also obtained funding through the issuance of subordinated notes and trust preferred securities. The indenture pursuant to which the Company's subordinated notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of March 31, 2001 and December 31, 2000.

The following table sets forth, for the three months ended March 31, 2001 and 2000, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (amounts are in thousands):


                                                     For the Three
                                                     Months Ended
                                                       March 31,
                                                -----------------------
       Major Sources and Uses of Funds             2001         2000
                                                ----------   ----------
     Proceeds from sales and maturities
       of investment securities................ $  63,884    $   5,668
     Net increase (decrease) in deposits.......     9,681      (4,753)
     Purchases of investment securities........  (54,103)     (99,469)
     Net increase (decrease) in
       short-term and FHLB
       borrowings..............................  (15,613)       84,225
     Net (increase) decrease in loans..........   (7,552)        5,654


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

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability management committee meetings. Each quarter net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 8.00 percent at March 31, 2001 to 9.00 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending March 31, 2002 is shown below. The growth assumption used for this simulation was based on the growth projections the Company anticipates over the next 12 months given trends since the beginning of 2001. The impact of each interest rate scenario on projected net interest income is displayed before and after factoring in the estimated impact of the $25.0 million interest rate floor which is accounted for as a cash flow hedge.


                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates -300bp   -200bp   -100bp  Unchanged  +100bp   +200bp   +300bp
                          -------- -------- -------- --------- -------- -------- ---------
Projected 12-month net
  interest income.......  $ 18,010 $ 17,986 $ 17,921 $  17,822 $ 17,689 $ 17,535 $  17,386
Dollar change from
  rates unchanged
  scenario. ............       188      164       99        --    (133)    (287)     (436)
Percentage change
  from rates unchanged
  scenario..............     1.05%    0.92%    0.56%        --   -0.75%   -1.61%    -2.45%
Benefit/(cost) from
  $25MM floor (1).......       259      122     (15)     (152)    (442)    (555)     (585)
Total net interest
  income impact
  with floor............    18,269   18,108   17,906    17,670   17,247   16,980    16,801
Dollar change from
  flat w/floor..........       599      438      236        --    (423)    (690)     (869)
Percentage change
  from unchanged
  w/floor...............     3.39%    2.48%    1.34%        --   -2.39%   -3.90%    -4.92%
POLICY LIMITS +/-.......     9.00%    6.00%    3.00%        --    3.00%    6.00%     9.00%


(1) In September 1998, the Company purchased an interest rate floor. The notional amount of the floor is $25.0 million with a maturity date of September 29, 2003. The floor's reference rate is the prime rate with a strike of 8.50 percent. The floor is accounted for as a cash flow hedge under SFAS 133.


The Company's rate sensitivity position over the projected twelve month horizon is liability sensitive. This is evidenced by the projected decrease of net interest income in the rising interest rate scenarios, and the increase in net interest income in falling rate scenarios. The primary reason for this interest rate risk profile is the growth of the Wealthbuilder deposit products along with the continued growth in these products that is projected into 2001 and 2002, as well as the growth and mix of components of the asset side of the balance sheet.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3, 6, and 9 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of March 31, 2001 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)  None.

        (b)  Reports on Form 8-K
             None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BNCCORP, Inc.



Date: May 10, 2001                By     /s/ Gregory K. Cleveland
                                         ---------------------------------------
                                           Gregory K. Cleveland
                                           President
                                           Chief Executive Officer




                                  By     /s/ Brenda L. Rebel
                                         ---------------------------------------
                                           Brenda L. Rebel
                                           Treasurer
                                           Chief Financial Officer