Form 10-Q
period 2001-06-30
BNCCORP INC
filed 2001-08-13
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                       ------
                                    FORM 10-Q
                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 2001

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


     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the registrant's outstanding common stock on August 5, 2001 was 2,399,170.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                 ASSETS                             June 30,   December
                                                      2001     31, 2000
                                                   ---------- ----------
                                                   (unaudited)
CASH AND DUE FROM BANKS........................... $  11,203  $  14,988
INTEREST-BEARING DEPOSITS WITH BANKS..............       153        595
INVESTMENT SECURITIES AVAILABLE FOR SALE..........   192,461    263,185

LOANS AND LEASES, net of unearned income..........   320,377    268,925
ALLOWANCE FOR CREDIT LOSSES.......................   (4,548)    (3,588)
                                                   ---------- ----------
   Net loans and leases...........................   315,829    265,337
PREMISES, LEASEHOLD IMPROVEMENTS AND                  15,198     14,873
   EQUIPMENT, net.................................
INTEREST RECEIVABLE...............................     3,167      3,854
OTHER ASSETS......................................     5,327      4,465
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.......     2,484      2,719
                                                   ---------- ----------
                                                   $ 545,822  $ 570,016
                                                   ========== ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:

   Noninterest-bearing............................ $   32,718 $  31,459
   Interest-bearing -
      Savings, NOW and money market...............    154,506   169,425
      Time deposits $100,000 and over.............     78,649    61,720
      Other time deposits.........................    109,103    99,860
                                                   ---------- ----------
   Total deposits.................................    374,976   362,464
SHORT-TERM BORROWINGS.............................      5,903    33,228
FHLB BORROWINGS...................................    102,200   117,200
LONG-TERM BORROWINGS..............................     12,586    12,642
OTHER LIABILITIES.................................     11,649     7,419
                                                   ---------- ----------
         Total liabilities........................    507,314   532,953
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
   COMPANY'S SUBORDINATED DEBENTURES..............      7,636     7,606
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized
      2,000,000 shares; no shares issued..........         --        --
   Common stock, $.01 par value - authorized
      10,000,000 shares; issued 2,437,210 and
      2,437,910 shares, respectively..............         24        24
   Capital surplus................................     14,051    14,050
   Retained earnings..............................     15,561    14,190
   Treasury stock (42,880 shares).................      (513)     (513)
   Accumulated other comprehensive income,
      net of income taxes.........................      1,749     1,706
                                                   ---------- ----------
         Total stockholders' equity...............     30,872    29,457
                                                   ---------- ----------
                                                   $  545,822 $ 570,016
                                                   ========== ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)
                                        For the Three         For the Six
                                            Months               Months
                                        Ended June 30,       Ended June 30,
                                      -------------------  -------------------
                                        2001       2000      2001       2000
                                      --------   --------  --------   --------
INTEREST INCOME:                          (unaudited)          (unaudited)
  Interest and fees on loans......... $  6,770   $  6,049  $ 12,888   $ 11,754
  Interest and dividends on
     investment securities -
   Taxable...........................    3,134      4,091     7,127      7,170
   Tax-exempt........................      202        234       429        463
   Dividends.........................       88        167       223        287
  Other..............................        3         63        23        113
                                      --------   --------  --------   --------
         Total interest income.......   10,197     10,604    20,690     19,787
                                      --------   --------  --------   --------
INTEREST EXPENSE:
  Deposits...........................    3,953      4,101     8,172      7,829
  Short-term borrowings..............      216         40       311         65
  FHLB borrowings....................    1,605      2,745     3,713      4,595
  Long-term borrowings...............      288        313       581        649
                                      --------   --------  --------   --------
         Total interest expense......    6,062      7,199    12,777     13,138
                                      --------   --------  --------   --------
         Net interest income.........    4,135      3,405     7,913      6,649
PROVISION FOR CREDIT LOSSES..........      600        337       950        819
                                      --------   --------  --------   --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES..................    3,535      3,068     6,963      5,830
                                      --------   --------  --------   --------
NONINTEREST INCOME:
  Net gain on sales of securities....      609         --     1,327         46
  Fees on loans......................      520        537       684        751
  Insurance commissions..............      445        487       953      1,055
  Brokerage income...................      360        269       709        690
  Trust and financial services.......      245        276       528        538
  Service charges....................      185        149       352        282
  Rental income......................       27          4        46         20
  Other..............................      125        148       244        251
                                      --------   --------  --------   --------
         Total noninterest income....    2,516      1,870     4,843      3,633
                                      --------   --------  --------   --------
NONINTEREST EXPENSE:
  Salaries and employee benefits.....    2,552      2,008     4,901      4,038
  Occupancy..........................      485        248       934        575
  Depreciation and amortization......      461        388       911        775
  Professional services..............      346        310       645        707
  Office supplies, telephone
    and postage......................      272        230       502        447
  Minority interest in income of
    subsidiaries.....................      233         --       466         --
  Marketing and promotion............      178        166       334        280
  FDIC and other assessments.........       49         48        97         95
  Other repossessed asset
    expenses/write offs..............       10        356        18        379
  Other..............................      425        358       834        717
                                      --------   --------  --------   --------
         Total noninterest expense...    5,011      4,112     9,642      8,013
                                      --------   --------  --------   --------
Income before income taxes...........    1,040        826     2,164      1,450
Provision for income taxes...........      353        266       688        457
                                      --------   --------  --------   --------
Income from continuing operations....      687        560     1,476        993


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                      (In thousands, except per share data)
                                        For the Three         For the Six
                                            Months               Months
                                        Ended June 30,       Ended June 30,
                                      -------------------  -------------------
                                        2001       2000      2001       2000
                                      --------   --------  --------   --------
                                          (unaudited)          (unaudited)
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes....................... $     --   $     10  $     --   $     10
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes.................       4         47         8        169
Cumulative effect of change in
  accounting principle, net of
  income taxes........................      --         --     (113)         --
                                      --------   --------  --------   --------
NET INCOME........................... $    691   $    617  $  1,371   $  1,172
                                      ========   ========  ========   ========

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations.... $   0.29   $   0.23  $   0.62   $   0.41
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.......................       --       0.01        --       0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes................     0.00       0.02      0.00       0.07
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................       --         --    (0.05)         --
                                      --------   --------  --------   --------
Earnings per share................... $   0.29   $   0.26  $   0.57   $   0.49
                                      ========   ========  ========   ========
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations.... $   0.28   $   0.23  $   0.61   $   0.41
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.......................       --       0.01        --       0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes................     0.00       0.02      0.00       0.07
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................       --         --    (0.05)         --
                                      --------   --------  --------   --------
Earnings per share................... $   0.28   $   0.26  $   0.56   $   0.49
                                      ========   ========  ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)
                                        For the Three         For the Six
                                            Months               Months
                                        Ended June 30,       Ended June 30,
                                      -------------------  -------------------
                                        2001       2000      2001       2000
                                      --------   --------  --------   --------
                                          (unaudited)          (unaudited)
NET INCOME........................... $    691    $   617  $  1,371   $  1,172
OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gains (losses)
    on securities:
    Unrealized holding gains
      (losses) arising during
      the period, net of
      income taxes...................    (672)        877        18        271
    Less:  reclassification
      adjustment for gains
      included in net income,
      net of income taxes............    (411)         --     (896)       (32)
  Net gain (loss) on derivative
    instruments designated and
    qualifying as cash flow
    hedging instruments, net of
    income taxes.....................     (38)         --        25         --
                                      --------   --------  --------   --------
OTHER COMPREHENSIVE INCOME (LOSS)....  (1,121)        877     (853)        239
                                      --------   --------  --------   --------
COMPREHENSIVE INCOME (LOSS).......... $  (430)   $  1,494  $    518   $  1,411
                                      ========   ========  ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2001
                        (In thousands, except share data)

                                 Common Stock
                               ----------------   Capital  Retained  Treasury  Comprehensive
                                Shares    Amount  Surplus  Earnings    Stock       Income       Total
                               ---------  ------  -------  --------  --------  -------------  --------
Balance, December 31, 2000.... 2,437,910  $  24   $14,050  $ 14,190  $  (513)     $  1,706    $ 29,457

  Net income (unaudited)......        --     --        --     1,371        --           --       1,371

  Other comprehensive
  income -
   Change in unrealized
     holding  gain on
     securities
     available for sale,
     net of income
     taxes (unaudited)........        --     --        --       --         --           18          18
   Net gain on derivative
     instruments
     designated and
     qualifying as cash
     flow hedging
     instruments, net of
     income taxes
     (unaudited) .............        --     --        --      --          --           25          25

  Restricted stock
   activity  (unaudited)......     (700)     --         1      --          --           --           1
                               ---------  ------  -------  --------  --------  -------------  --------
Balance, June 30, 2001
     (unaudited).............. 2,437,210  $  24   $14,051  $ 15,561  $  (513)     $  1,749    $ 30,872
                               =========  ======  =======  ========  ========  =============  ========


The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In thousands)
                                                     2001       2000
                                                   --------   --------
                                                       (unaudited)
OPERATING ACTIVITIES:
  Net Income.....................................  $  1,371   $  1,172
  Adjustments to reconcile net
    income to net cash provided by
    operating activities -
    Provision for credit losses..................       950        819
    Depreciation and amortization................       671        505
    Amortization of intangible assets............       240        271
    Net premium amortization on
      investment securities......................       935        336
    Proceeds from loans recovered................        93         68
    Change in interest receivable and
      other assets, net..........................     (532)    (1,529)
    Change in dividend payable-trust
      preferred securities.......................        42         --
    Net realized gains on sales of
      investment securities......................   (1,327)       (46)
    Change in other liabilities, net.............     4,230      (245)
    Originations of loans to be sold.............  (47,588)   (79,009)
    Proceeds from sale of loans..................    47,588     79,009
                                                   --------   --------
      Net cash provided by operating
        activities...............................    6,673       1,351
                                                   --------   --------
INVESTING ACTIVITIES:
   Net decrease in federal funds sold............        --      3,500
   Purchases of investment securities............   (70,234) (137,677)
   Proceeds from sales of investment
     securities..................................    106,760       898
   Proceeds from maturities of investment
     securities..................................     34,936    12,823
   Net increase in loans.........................   (51,488)   (2,678)
   Additions to premises, leasehold
     improvements and equipment..................    (1,043)   (2,907)
   Proceeds from sale of premises
     and equipment...............................         47        44
                                                   --------   --------
         Net cash provided by (used in)
           investing activities..................    18,978  (125,997)
                                                   --------   --------
FINANCING ACTIVITIES:
   Net increase (decrease) in demand,
     savings, NOW and money market accounts......  (13,660)     14,069
   Net increase in time deposits.................    26,172        570
   Net increase (decrease) in short-term
     and FHLB borrowings.........................  (42,325)    108,324
   Repayments of long-term borrowings............     (105)    (1,144)
   Proceeds from long-term borrowings............        --         88
   Other.........................................        40        132
                                                   --------   --------
         Net cash provided by (used in)
           financing activities..................  (29,878)    122,039
                                                   --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS........   (4,227)    (2,607)
CASH AND CASH EQUIVALENTS, beginning of period...    15,583     18,381
                                                   --------   --------
CASH AND CASH EQUIVALENTS, end of period.........  $ 11,356   $ 15,774
                                                   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.................................  $ 12,943   $ 13,400
                                                   ========   ========
   Income taxes paid.............................  $    741   $    359
                                                   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001


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

The unaudited consolidated financial statements as of June 30, 2001 and for the six month periods ended June 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2001.

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

NOTE 3 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended June 30:

                                           Net                       Earnings
                                          Income         Shares      Per Share
                                        -----------   ------------  -----------
                   2001
Basic earnings per share:

Income before extraordinary item....... $  687,000      2,394,330     $   0.29
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes..................      4,000      2,394,330         0.00
                                        -----------   ------------  -----------
Income available to common
  stockholders......................... $  691,000      2,394,330     $   0.29
                                        ===========                 ===========
Effect of dilutive shares -
  Options..............................                    31,939
                                                      ------------
Diluted earnings per share:
Income before extraordinary item....... $  687,000      2,426,269     $   0.28
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes..................      4,000      2,426,269         0.00
                                        -----------                 -----------
Income available to common
  stockholders......................... $  691,000      2,426,269     $   0.28
                                        ===========                 ===========
                    2000
Basic earnings per share:

Income from continuing operations...... $  560,000      2,399,436     $   0.23
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................     10,000      2,399,436         0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes..................     47,000      2,399,436         0.02
                                        -----------                 -----------
Income available to common
  stockholders......................... $  617,000      2,399,436     $   0.26
                                        ===========                 ===========
Effect of dilutive shares -
  Options..............................                       399
                                                       -----------
Diluted earnings per share:

Income from continuing operations...... $  560,000      2,399,835     $   0.23
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................     10,000      2,399,835         0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes..................     47,000      2,399,835         0.02
                                        -----------                 -----------
Income available to common
  stockholders......................... $  617,000      2,399,835     $   0.26
                                        ===========                 ===========

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six-month periods ended June 30:

                                           Net                       Earnings
                                          Income         Shares      Per Share
                                        -----------   ------------  -----------
                   2001
Basic earnings per share:

Income before extraordinary item
  and cumulative effect of
  change in accounting principle....... $ 1,476,000     2,394,469     $   0.62
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes..................       8,000     2,394,469         0.00
Cumulative effect of change
  in accounting principle,
  net of income taxes..................   (113,000)     2,394,469       (0.05)
                                        -----------                 -----------
Income available to common
  stockholders......................... $ 1,371,000     2,394,469     $   0.57
                                        ===========                 ===========
Effect of dilutive shares -
  Options..............................                    24,400
                                                      ------------
Diluted earnings per share:

Income before extraordinary item
  and cumulative effect of
  change in accounting principle.......   1,476,000     2,418,869     $   0.61
Extraordinary item - gain
  on early extinguishment of debt,
  net of income taxes..................       8,000     2,418,869         0.00
Cumulative effect of change
  in accounting principle,
  net of income taxes..................   (113,000)     2,418,869       (0.05)
                                        -----------                 -----------
Income available to common
  stockholders......................... $ 1,371,000     2,418,869     $   0.56
                                        ===========                 ===========
                    2000
Basic earnings per share:

Income from continuing operations...... $   993,000     2,399,708     $   0.41
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................      10,000     2,399,708         0.01
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes..................     169,000     2,399,708         0.07
                                        -----------                 -----------
Income available to common
  stockholders......................... $ 1,172,000     2,399,708     $   0.49
                                        ===========                 ===========
Effect of dilutive shares -
  Options..............................                       453
                                                      ------------
Diluted earnings per share:

Income from continuing operations...... $   993,000     2,400,161     $   0.41
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................      10,000     2,400,161         0.01
Extraordinary item - gain on
  early  extinguishment of debt,
  net of income taxes..................     169,000     2,400,161         0.07
                                        -----------                 -----------
Income available to common
  stockholders......................... $ 1,172,000     2,400,161     $   0.49
                                        ===========                 ===========



The following number of options and warrants, with exercise prices ranging from $6.31 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                                    2001        2000
                                                 ----------  ----------
     Quarter ended March 31...................     101,570     159,934
     Quarter ended June 30....................      97,177     152,548


NOTE 4 - Segment Disclosures

During 2000, the Company merged its two subsidiary banks which were previously reported as separate operating segments. Banking is the primary operational activity of the Company and there are no other operational segments which are material and are required to be separately disclosed for financial statement purposes. Therefore, there are no segment disclosures included in these consolidated financial statements.

NOTE 5 - Retirement of Subordinated Notes

During the six months ended June 30, 2001 and 2000, the Company retired $82,000 and $1,100,000, respectively, of its 8 5/8 percent subordinated notes due 2004. The Company purchased the notes at a discount, and the transactions resulted in extraordinary gains of $8,000 and $169,000 ($.07 per share in 2000), net of income taxes of $4,000 and $87,000, respectively. The notes were retired using cash generated from the sale of BNC Financial Corporation, the Company's asset-based lending subsidiary which was sold on December 31, 1999 and from the issuance of trust preferred securities in July 2000. See Note 8 - Subsequent Events for further information related to the subordinated notes.

NOTE 6 - Recently Adopted Accounting Standards

The Company adopted FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") on January 1, 2001. The Company's $25,000,000 prime based interest rate floor qualified and was classified as a cash flow hedging instrument upon adoption. On January 1, 2001, the Company recognized the interest rate floor on its balance sheet at its then fair value of $436,000. The impact of the adoption was an after-tax charge to earnings of $113,000 and is presented in the Company's 2001 consolidated financial statements as the cumulative effect of a change in accounting principle. On March 31 and June 30, the Company marked the interest rate floor to its fair value ($732,000 at June 30). The changes in the floor's time value were excluded in the assessment of effectiveness and, therefore, included in earnings. The total earnings impact related to changes in time value for the six-month period ended June 30, 2001 was $256,000 and was included in interest income. The changes in the floor's intrinsic value were included in other comprehensive income, which totaled $25,000 (net of taxes) as of June 30, 2001, and all of that balance will be reclassified into earnings when the interest rate floor is sold in July 2001.

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40,000,000 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three month LIBOR with $20,000,000 of 4.50 percent contracts having three year maturities and $20,000,000 of 5.50 percent contracts having five year maturities. The total paid for the contracts was $1,246,000. The contracts are reflected in the

Company's consolidated balance sheet at their combined fair value of $1,288,000. The contracts are not being accounted for as hedges under SFAS 133 so the impact of marking the contracts to fair value is, and will continue to be, included in earnings.

NOTE 7 - Stockholder Rights Plan

On May 30, 2001, the Company's Board of Directors adopted a rights plan intended to protect stockholder interests in the event the Company becomes the subject of a takeover initiative that the Company's Board of Directors believes could deny the Company's stockholders the full value of their investment. This plan does not prohibit the Board from considering any offer that it deems advantageous to its stockholders. The Company has no knowledge that anyone is considering a takeover.

The rights were issued to each common stockholder of record on May 30, 2001, and they will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 15 percent or more of the Company's outstanding common stock. The rights will expire on May 30, 2011, unless redeemed or exchanged at an earlier date.

Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, $.01 par value (the "Preferred Stock"), of the Company at a price of $100 per one one-hundredth of a share, subject to adjustment. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $0.01 per share but will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Preferred Stock will have 100 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which common stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the one one-hundredth of a share of Preferred Stock purchasable upon exercise of each right should approximate the value of one share of common stock.

NOTE 8 - Subsequent Events

On July 31, 2001, BNC Statutory Trust II, a Connecticut business trust and a wholly owned subsidiary of the Company, issued $15,000,000 of 7.29 percent floating rate trust preferred securities to investors and $464,000 of 7.29 percent floating rate common securities to the Company. Proceeds from the issuance of the securities were immediately used by the Trust to purchase $15,464,000 of 7.29 percent floating rate junior subordinated notes maturing 2031 from the Company. Pricing on the trust preferred and common securities, as well as the subordinated notes, adjusts quarterly, is based on three month LIBOR plus a margin of 3.58 percent, and is capped at 12.50 percent for ten years. The trust preferred securities also have a thirty year maturity and may be redeemed at the option of the Trust after five years at a premium and, after ten years, at par. The trust preferred securities are secured by the junior subordinated notes and the guarantee of the Company. The trust preferred securities qualify as Tier 1, or core, capital with respect to the Company under the risk-based capital guidelines established by the Federal Reserve. Under such guidelines, the trust preferred securities cannot constitute more than 25 percent of total core capital of the Company. The amount of trust preferred securities in excess of the 25 percent limitation will constitute Tier 2, or supplementary, capital of the Company.

On July 31, 2001, the Company issued a redemption notice to holders of its 8 5/8 percent subordinated notes issued in 1997 (the "Notes"). The remaining outstanding Notes, totaling $12,869,000 and originally scheduled to mature in 2004, will be redeemed on August 31, 2001 at par plus accrued interest using proceeds of the Company's 2001 trust preferred offering. Redemption of the Notes will result in an after tax loss of approximately $150,000 which will be reflected as an extraordinary item in the Company's 2001 consolidated statement of income.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Assets. Total assets decreased $24.2 million, from $570.0 million at December 31, 2000 to $545.8 million at June 30, 2001. The following table presents the Company's assets by category as of June 30, 2001 and December 31, 2000, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):


                                                              Change
                               June 30,    December 31, -------------------
          Assets                 2001         2000          $          %
----------------------------- ----------   ----------   ---------- --------
Cash and due from banks...... $   11,203   $   14,988   $  (3,785)    (25)%
Interest-bearing
  deposits with banks........        153          595        (442)    (74)%
Investment securities
  available for sale.........    192,461      263,185     (70,724)    (27)% (a)
Loans and leases, net........    315,829      265,337       50,492      19% (a)
Premises, leasehold
  improvements and
  equipment, net.............     15,198       14,873          325       2%
Interest receivable..........      3,167        3,854        (687)    (18)%
Other assets.................      5,327        4,465          862      19%
Deferred charges and
  intangible assets, net.....      2,484        2,719        (235)     (9)%
                              ----------   ----------   ----------
      Total assets........... $  545,822   $  570,016   $ (24,194)     (4)%
                              ==========   ==========   ==========
--------------------

(a) The Company implemented a balance sheet leveraging strategy in 1999 and 2000 during which time it increased its earning asset portfolio by purchasing investment securities funded by FHLB borrowings. This strategy, combined with market interest rate developments, resulted in a low loan-to-assets ratio relative to the Company's peers and unrealized gains in the investment portfolio. During the six months ended June 30, 2001, the Company shifted a portion of its earning asset portfolio from investment securities to loans in response to loan demand in its markets, including the Arizona market, where BNC National Bank opened a loan production office early in 2001 and BNC National Bank of Arizona, a wholly-owned commercial banking subsidiary of BNCCORP, began operation on July 9, 2001. Sales of investment securities during the six months generated realized gains of $1.3 million. These gains are included in noninterest income in the Consolidated Statements of Income.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and six month periods ended June 30, 2001 (amounts are in thousands):


                                              Three Months    Six Months
                                                  Ended          Ended
                                              June 30, 2001  June 30, 2001
                                              -------------  -------------
                                               (Unaudited)    (Unaudited)
Balance, beginning of period................   $     3,956    $     3,588
Provision for credit losses.................           600            950
Loans charged off...........................          (55)           (83)
Loans recovered.............................            47             93
                                              -------------  -------------
Balance, end of period......................   $     4,548    $     4,548
                                              =============  =============
Ending loan portfolio ......................   $   320,377
                                              =============
Allowance for credit losses as a percentage          1.42%
      of ending loan portfolio..............


As of June 30, 2001, the Company's allowance for credit losses was 1.42 percent of total loans as compared to 1.33 percent at December 31, 2000. Net (charge-offs)/recoveries as a percentage of average loans for the three and six month periods ended June 30, 2001 were less than one-tenth of one percent. Net charge-offs as a percentage of average loans for the three and six month periods ended June 30, 2000 were 0.03 and 0.17 percent, respectively.

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

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                                   June 30,     December 31,
                                                     2001           2000
                                                 ------------   ------------
                                                 (Unaudited)
Nonperforming loans:
   Loans 90 days or more delinquent
     and still accruing interest...............   $      441     $      221
   Nonaccrual loans............................        1,281            343
   Restructured loans..........................            7             16
                                                 ------------   ------------
Total nonperforming loans......................        1,729            580
   Other real estate owned and
     repossessed assets........................           --             84
                                                 ------------   ------------
Total nonperforming assets.....................   $    1,729     $      664
                                                 ============   ============
Allowance for credit losses....................   $    4,548     $    3,588
                                                 ============   ============
Ratio of total nonperforming assets
  to total assets..............................         .32%           .12%
Ratio of total nonperforming loans
  to total loans...............................         .54%           .22%


Ratio of allowance for credit losses
  to total nonperforming loans.................         263%           619%



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

On June 30, 2001, the Company had twelve loans 90 days or more delinquent and still accruing interest compared with only three such loans at December 31, 2000. Only one of the twelve loans in this category on June 30, 2001 exceeded $100,000. Of the $938,000 increase in nonaccrual loans at June 30, 2001, approximately $680,000 relates to one commercial customer whose loans are partially SBA-guaranteed, and the remainder is comprised of loans and leases related to the trucking industry. While the ratio of the allowance for credit losses to total nonperforming loans decreased due to the increase in loans in the nonperforming categories at June 30, 2001 (compared to the relatively low level of nonperforming loans at December 31, 2000), the level of the allowance for credit losses to total loans was 1.42 percent at June 30, 2001 compared to
1.33 percent at December 31, 2000.

Liabilities. Total liabilities decreased $25.7 million, from $533.0 million at December 31, 2000 to $507.3 million at June 30, 2001. The following table presents the Company's liabilities by category as of June 30, 2001 and December 31, 2000 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):


                                                              Change
                               June 30,    December 31, -------------------
       Liabilities               2001         2000          $          %
----------------------------- ----------   ----------   ---------- --------
DEPOSITS:
Noninterest - bearing........ $   32,718   $   31,459   $    1,259     4%
Interest - bearing(Y)
  Savings, NOW and money
   market....................    154,506      169,425     (14,919)   (9)%  (a)
  Time deposits $100,000
   and over..................     78,649       61,720       16,929    27%  (b)
  Other time deposits........    109,103       99,860        9,243     9%  (c)
Short-term borrowings........      5,903       33,228     (27,325)  (82)%  (d)
FHLB borrowings..............    102,200      117,200     (15,000)  (13)%  (e)
Long-term borrowings.........     12,586       12,642         (56)     --
Other liabilities............     11,649        7,419        4,230    57%  (f)
                              ----------   ----------   ----------
      Total liabilities....   $  507,314   $  532,953   $ (25,639)   (5)%
                              ==========   ==========   ==========
-------------------

(a) Fluctuations in this line item are typical due to increases in commercial deposit account balances which often occur at year end.

(b) Brokered and national market certificates of deposit ("CD's") totaled $40.6 and $25.0 million, respectively, at June 30, 2001 compared to $30.7 and $9.0 million, respectively, at December 31, 2000. The Company increased its brokered and national market CD's as part of its liquidity management activities, including forecasted loan fundings. Additionally, during the first half of 2001, pricing on wholesale funds, such as brokered and national market CD's, adjusted swiftly to monetary policy actions by the Federal Reserve making them favorable funding alternatives when compared to competing for deposits in the Company's local markets where pricing adjusted more slowly to the Federal Reserve's actions.

(c) Other time deposits increased during the first half of 2001 due to special CD promotions the Company has been running in select markets.

(d) Federal funds purchased totaled $32.7 million at December 31, 2000 compared to $5.3 million at June 30, 2001. These short-term borrowings can vary significantly from day to day depending upon customer transactions and liquidity management activities of the Company.

(e) Reflecting the decrease in assets and the liquidity management activities of the Company, borrowings from the FHLB decreased $15 million between December 31, 2000 and June 30, 2001.

(f) Increase is primarily attributable to an investment security transaction pending settlement on June 30, 2001.

Stockholders' Equity. The Company's equity capital increased $1.4 million between December 31, 2000 and June 30, 2001. This increase was primarily attributable to $1.4 million of earnings recorded for the six months ended June 30, 2001, an $18,000 increase in the net unrealized holding gain on securities available for sale and a $25,000 fair value adjustment to the Company's $25 million interest rate floor accounted for as a cash flow hedging instrument.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiary as of June 30, 2001:

                                Tier 1     Total
                                Risk-      Risk-      Tier 1
                                Based      Based     Leverage
                                Ratio      Ratio      Ratio
                              ---------  ---------  ----------
BNCCORP, consolidated...        8.46%      10.82%     6.10%
BNC National Bank.......        9.50%      10.62%     6.84%

As of June 30, 2001, BNCCORP and its subsidiary bank exceeded capital adequacy requirements and the bank was considered "well capitalized" under prompt corrective action provisions.

                Comparison of Operating Results for the Three and
                 Six Month Periods Ended June 30, 2001 and 2000

General. Net income and diluted earnings per share from continuing operations increased to $687,000 and $0.28, respectively, for the quarter ended June 30, 2001 as compared with $560,000 and $0.23, respectively, for the same period one year earlier. Net income for the three months ended June 30, 2001 was $691,000, or diluted earnings per share of $0.28. For the same period in 2000, the Company recorded earnings of $617,000, or diluted earnings per share of $0.26.

Net income and diluted earnings per share from continuing operations increased to $1.5 million and $0.61, respectively, for the six months ended June 30, 2001 as compared with $993,000 and $0.41, respectively, for the same period one year earlier. Net income for the six months ended June 30, 2001 was $1.4 million, or diluted earnings per share of $0.56. For the same period in 2000, the Company recorded earnings of $1.2 million, or diluted earnings per share of $0.49. The 2001 year-to-date net income included a non-recurring charge of $0.05 per diluted share for the cumulative effect of a change in accounting principle while the year-ago period reflected an extraordinary gain from early extinguishment of debt of $0.07 and a gain on disposal of the Company's asset-based lending subsidiary of $0.01 per diluted share.

The returns on average assets and average stockholders' equity, from continuing operations, were 0.49 and 9.10 percent, respectively, for the three months ended June 30, 2001 as compared with 0.41 and 9.67 percent for the same period one year earlier. The returns on average assets and average stockholders' equity, from continuing operations, were 0.53 and 9.89 percent, respectively, for the six months ended June 30, 2001 as compared with 0.38 and 8.68 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three month period ended June 30, 2001 increased $730,000, or 21.4 percent. Net interest margin increased to
3.16 percent for the quarter ended June 30, 2001 from 2.66 percent for the same period one year earlier.

Net interest income for the six month period ended June 30, 2001 increased $1.3 million, or 19.0 percent. Net interest margin increased to 3.03 percent for the six months ended June 30, 2001 from 2.75 percent for the same period one year earlier.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and six month periods ended June 30, 2001 and 2000, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):

                                         Three Months Ended June 30,
                         -----------------------------------------------------------
                                       2001                       2000                          Change
                         ----------------------------- ----------------------------- -----------------------------
                                    Interest  Average             Interest  Average             Interest  Average
                          Average    earned    yield    Average    earned    yield    Average    earned    yield
                          Balance   or paid   or cost   balance   or paid   or cost   balance   or paid   or cost
                         --------- --------- --------- --------- --------- --------- --------- --------- ---------
 Interest-earning assets
Federal funds
  sold/interest
  bearing due from...... $     260 $       3   4.63%   $   6,352 $      63   3.99%   $ (6,092) $    (60)     0.64%
Investments.............   226,755     3,424   6.06%     253,013     4,492   7.14%    (26,258)   (1,068)   (1.08)%(a)
Loans...................   302,626     6,770   8.97%     258,422     6,049   9.41%      44,204       721   (0.44)%(b)
  Allowance for
    loan losses.........   (3,943)        --             (3,255)        --               (688)        --
                         --------- ---------           --------- ---------           --------- ---------
  Total interest-
    earning assets...... $ 525,698    10,197   7.78%   $ 514,532    10,604   8.29%   $  11,166     (407)   (0.51)%
                         ========= ---------           ========= ---------           ========= ---------
 Interest-bearing
   liabilities
NOW & money market
  accounts.............. $ 153,769     1,270   3.31%     136,765     1,792   5.27%   $  17,004     (522)   (1.96)%(c)
Savings.................     3,692        15   1.63%       4,130        21   2.05%       (438)       (6)   (0.42)%
Certificates of
  deposit under
  $100,000..............   103,281     1,455   5.65%     106,786     1,441   5.43%     (3,505)        14     0.22%(c)
Certificates of
  deposit $100,000
  and over..............    79,228     1,213   6.14%      54,838       847   6.21%      24,390       366   (0.07)%(d)
                         --------- ---------           --------- ---------           --------- ---------
  Interest-bearing
    deposits............   339,970     3,953   4.66%     302,519     4,101   5.45%      37,451     (148)   (0.79)%
Short-term borrowings...    18,677       216   4.64%       2,492        40   6.46%      16,185       176   (1.82)%(e)
FHLB borrowings.........   115,188     1,605   5.59%     175,628     2,745   6.29%    (60,440)   (1,140)   (0.70)%(e)
Long-term
  borrowings............    12,592       288   9.17%      13,618       313   9.24%     (1,026)      (25)   (0.07)%
                         --------- ---------           --------- ---------           --------- ---------
  Total borrowings......   146,457     2,109   5.78%     191,738     3,098   6.50%    (45,281)     (989)   (0.72)%
                         --------- ---------           --------- ---------           --------- ---------
  Total interest-
    bearing
    liabilities......... $ 486,427     6,062   5.00%     494,257     7,199  5.86%    $ (7,830)   (1,137)   (0.86)%
                         ========= ---------           ========= ---------           ========= ---------
  Net interest
    income/spread.......           $   4,135   2.78%             $   3,405  2.43%              $     730     0.35%
                                   =========                     =========                     =========
  Net interest
    margin..............                       3.16%                        2.66%                            0.49%
Notation:
Noninterest-bearing
  deposits.............. $  28,662        --           $  26,592        --           $   2,070        --
                         --------- ---------           --------- ---------           --------- ---------
  Total deposits........ $ 368,632 $   3,953   4.30%   $ 329,111 $   4,101  5.01%    $  39,521 $   (148)   (0.71)%
                         ========= =========           ========= =========           ========= =========
Taxable equivalents:
  Total interest-
    earning assets...... $ 525,698 $  10,303   7.86%   $ 514,532 $  10,716  8.38%    $  11,166 $   (413)   (0.52)%
  Net interest
    income/spread.......        -- $   4,241   2.86%          -- $   3,517  2.52%           -- $     724     0.34%
  Net interest margin...        --        --   3.24%          --        --  2.75%           --        --     0.49%

                                         Six Months Ended June 30,
                         -----------------------------------------------------------
                                       2001                       2000                          Change
                         ----------------------------- ----------------------------- -----------------------------
                                    Interest  Average             Interest  Average             Interest  Average
                          Average    earned    yield    Average    earned    yield    Average    earned    yield
                          Balance   or paid   or cost   balance   or paid   or cost   balance   or paid   or cost
                         --------- --------- --------- --------- --------- --------- --------- --------- ---------

 Interest-earning assets
Federal funds
  sold/interest
  bearing due from...... $     847 $      23   5.48%   $   6,001 $     113    3.79%  $ (5,154) $    (90)     1.69%
Investments.............   243,018     7,779   6.46%     226,590     7,920    7.03%     16,428     (141)   (0.57)%(a)
Loans...................   286,196    12,888   9.08%     256,102    11,754    9.23%     30,094     1,134   (0.15)%(b)
  Allowance for loan
    losses..............   (3,789)        --             (3,203)        --               (586)        --
                         --------- ---------           --------- ---------           --------- ---------
  Total interest-
    earning assets...... $ 526,272    20,690   7.93%  $  485,490    19,787    8.20%  $  40,782       903   (0.27)%
                         ========= ---------          ========== ---------           ========= ---------
 Interest-bearing
   liabilities
NOW & money market
  accounts.............. $ 154,083     2,994   3.92%  $  130,986     3,339    5.13%  $  23,097     (345)   (1.21)%(c)
Savings.................     3,570        33   1.86%       4,392        45    2.06%      (822)      (12)   (0.20)%
Certificates of
  deposit under
  $100,000..............   100,046     2,872   5.79%     112,133     2,959    5.31%   (12,087)      (87)     0.48%(c)
Certificates of
  deposit $100,000
  and over..............    72,562     2,273   6.32%      49,903     1,486    5.99%     22,659       787     0.33%(d)
                         --------- ---------           --------- ---------           --------- ---------
 Interest-bearing
   deposits.............   330,261     8,172   4.99%     297,414     7,829    5.29%     32,847       343   (0.30)%
Short-term
  borrowings............    12,467       311   5.03%       2,099        65    6.23%     10,368       246   (1.20)%(e)
FHLB borrowings.........   130,041     3,713   5.76%     151,208     4,595    6.11%   (21,167)     (882)   (0.35)%(e)
Long-term borrowings....    12,614       581   9.29%      13,893       649    9.39%    (1,279)      (68)   (0.10)%
                         --------- ---------           --------- ---------           --------- ---------
  Total borrowings......   155,122     4,605   5.99%     167,200     5,309    6.39%   (12,078)     (704)   (0.40)%
                         --------- ---------           --------- ---------           --------- ---------
  Total interest-
    bearing
    liabilities......... $ 485,383    12,777   5.31%  $  464,614    13,138    5.69%  $  20,769     (361)   (0.38)%
                         ========= ---------          ========== ---------           ========= ---------
  Net interest
    income/spread.......           $   7,913   2.62%             $   6,649    2.51%            $   1,264     0.11%
                                   =========                     =========                     =========
  Net interest
    margin..............                       3.03%                          2.75%                          0.28%
Notation:
Noninterest-bearing
  deposits.............. $  30,335        --          $   26,925        --           $   3,410        --
                         --------- ---------           --------- ---------           --------- ---------
  Total deposits........ $ 360,596 $   8,172   4.57%  $  324,339 $   7,829    4.85%  $  36,257 $     343   (0.28)%
                         ========= =========          ========== =========           ========= =========
Taxable equivalents:
  Total interest-
    earning assets...... $ 526,272 $  20,893   8.01%  $  485,490 $  20,003    8.29%  $  40,782 $     890   (0.28)%
  Net interest
    income/spread.......        -- $   8,116   2.70%          -- $   6,865    2.60%         -- $   1,251     0.10%
  Net interest margin...        --        --   3.11%          --        --    2.84%         --        --     0.27%

---------------------

(a) The average balance of investment securities in the first six months of 2001 exceeded the average for the first six months of 2000 because the Company was completing its leveraging strategy throughout the first four months of 2000 during which time it was adding investment securities funded with FHLB borrowings. During 2001, the Company has sold investment securities and used the proceeds to fund loan growth, resulting in lower average balances of investment securities when comparing the quarter ended June 30, 2001 with the same quarter in 2000. The decreased yields in the investment portfolio reflect the current rate environment caused by multiple Federal Reserve rate reductions and the sale of investment securities generating gains during 2001.

(b) Increased average loans outstanding for the quarter and six months ended June 30, 2001, as compared to the same periods one year earlier, reflects loan volume generated in all of the Company's markets. Reduced yields on loans is reflective of the reduction in prime rate during the first half of 2001.

(c) Increased average balances of NOW and money market accounts represents additional growth in the Company's floating-rate Wealthbuilder deposit accounts. Activity in these accounts has contributed to a decrease in certificates of deposit ("CD's") under $100,000 as some customers have elected to place renewing time deposits into the favorably-priced and more liquid Wealthbuilder deposit products. The decreased costs on NOW and money market accounts during 2001 are a result of the lower rate environment existing in 2001 as compared to 2000. The increased cost of CD's under $100,000 for the three and six month periods ended June 30, 2001 is reflective of CD specials running in some of the Company's markets during 2001.

(d) The Company increased its brokered and national market CD's during the first six months of 2001 as part of its liquidity management activities. Balances in this category increased as pricing on wholesale funds, such as brokered and national market CD's, adjusted swiftly to rate deductions by the Federal Reserve making such deposits favorable funding alternatives when compared to competing for deposits in the Company's local markets where pricing sometimes adjusts more slowly to movements in national interest rates.

(e) The decreased volume of FHLB borrowings resulted from increases in other funding sources including NOW and money deposits, short-term borrowings
     (mainly federal funds purchased) and brokered and national market CD's during 2001. Reduced costs of the borrowings are reflective of Federal Reserve rate reductions during 2001.

Provision for Credit Losses. The provision for credit losses was $600,000 for the quarter ended June 30, 2001 as compared to $337,000 for the same period one year earlier, the increase primarily attributable to recent loan growth but also reflective of increased nonperforming loans in certain industry segments. For the six months ended June 30, 2001 and 2000, the provision for credit losses was $950,000 and $819,000, respectively. See "Comparison of Financial Condition at June 30, 2001 and December 31, 2000 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and six month periods ended June 30, 2001 and 2000 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                         For the Three                 For the Six
                         Months Ended                  Months Ended
  Noninterest Income       June 30,         Change       June 30,         Change
                        ---------------  ------------ --------------- ---------------
                          2001    2000      $     %     2001    2000     $       %
                        ------- -------  ------ ----- ------- ------- ------- -------
Net gain on sales
  of securities ....... $   609 $    --  $  609   --  $ 1,327 $    46 $ 1,281  2,785%(a)
Fees on loans..........     520     537    (17)  (3)%     684     751    (67)    (9)%(b)
Insurance commissions..     445     487    (42)  (9)%     953   1,055   (102)   (10)%(c)
Brokerage income.......     360     269      91   34%     709     690      19      3%(d)
Trust and financial
  services.............     245     276    (31) (11)%     528     538    (10)    (2)%
Service charges........     185     149      36   24%     352     282      70     25%(e)
Rental income..........      27       4      23  575%      46      20      26    130%
Other..................     125     148    (23) (16)%     244     251     (7)    (3)%
                        ------- -------  ------       ------- ------- -------
  Total noninterest
    income............. $ 2,516 $ 1,870  $  646   35% $ 4,843 $ 3,633 $ 1,210     33%
                        ======= =======  ======       ======= ======= =======
-----------------

(a) The company sold investment securities during the first half of 2001 and used the proceeds to fund loan growth experienced during the period. See "Comparison of Financial Condition at June 30, 2001 and December 31, 2000 - Assets," note (a).

(b) Loan fees included in noninterest income may vary from quarter to quarter depending upon the structure of the loan transactions effected during the quarter.

(c) Decrease is largely attributable to decrease in contingency payments from insurance companies resulting from high disaster claims incurred in the state of North Dakota in 2000.

(d) Brokerage revenue rebounded during the second quarter of 2001 due to improved market conditions compared to those experienced during the first quarter of 2001.

(e) Service charges have increased over comparable periods in 2000 due to higher average balances in transaction accounts in 2001.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and six month periods ended June 30, 2001 and 2000 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                         For the Three                 For the Six
                         Months Ended                  Months Ended
  Noninterest Expense      June 30,         Change       June 30,         Change
                        ---------------  ------------ --------------- ---------------
                          2001    2000      $     %     2001    2000     $       %
                        ------- -------  ------ ----- ------- ------- ------- -------
Salaries and
  employee benefits.... $ 2,552 $ 2,008  $  544   27% $ 4,901 $ 4,038 $   863     21%(a)

Occupancy..............     485     248     237   96%     934     575     359     62%(b)
Depreciation
  and amortization.....     461     388      73   19%     911     775     136     18%(c)
Professional services..     346     310      36   12%     645     707    (62)    (9)%(d)
Office supplies,
  telephone and
  postage..............     272     230      42   18%     502     447      55     12%(e)
Minority interest
  in income of
  subsidiaries.........     233      --     233    --     466      --     466      --(f)
Marketing and
  promotion............     178     166      12    7%     334     280      54     19%(e)
FDIC and other
  assessments..........      49      48       1    2%      97      95       2      2%
Other repossessed
  asset expenses/
  write-offs...........      10     356   (346) (97)%      18     379   (361)   (95)%
Other..................     425     358      67   19%     834     717     117     16%
                        ------- -------  ------       ------- ------- -------
  Total noninterest
    expense............ $ 5,011 $ 4,112  $  899   22% $ 9,642 $ 8,013 $ 1,629     20%
                        ======= =======               ======= =======
  Efficiency ratio.....   75.4%   77.9%        (3.2)%   75.6%   77.9%          (3.0)%
                        ======= =======               ======= =======

  Efficiency ratio,
    adjusted (g).......   71.7%   71.2%          0.7%   71.8%   74.2%          (3.2)%
                        ======= =======               ======= =======

(a) Average full time equivalent employees for the quarter and six months ended June 30, 2001 were 193 and 191, respectively, as compared to 175 and 176, respectively, for the same periods in 2000. The increase is attributable to staff additions for the Tempe, Arizona loan and deposit production office and to support loan growth at other locations.

(b) Occupancy expenses have increased due to the Fargo facility's opening in 2000 as well as expenses associated with the opening of BNC National Bank's loan and deposit production office in Tempe, Arizona in January 2001.

(c) The increase in depreciation and amortization is largely attributable to completion of the Fargo office building during the second quarter of 2000.

(d) The decrease in professional services expenses is attributable to a decrease in legal fees.

(e) Increases are attributable to promotional activities in various markets along with expenses associated with the Arizona loan and deposit production office.

(f) This is the expense associated with the Company's trust preferred offering which closed in July 2000.

(g) Efficiency ratios not including trust preferred costs and other repossessed asset expenses/write-offs.


Income Tax Expense. Income tax expense for the quarter ended June 30, 2001 increased $87,000 as compared to the same period in 2000 due to the increase in pre-tax income. The estimated effective tax rates for the three month periods ended June 30, 2001 and 2000 were 33.9 and 32.2 percent, respectively.

Income tax expense for the six months ended June 30, 2001 and 2000 increased $231,000 as compared to the same period in 2000 due to the increase in pre-tax income. The estimated effective tax rates for the six month periods ended June 30, 2001 and 2000 were 31.8 and 31.5 percent, respectively.

Earnings per Common Share. See Note 3 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three and six month periods ended June 30, 2001 and 2000.

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

The Company has also obtained funding through the issuance of subordinated notes and trust preferred securities. The indenture pursuant to which the Company's subordinated notes were issued contains covenants which, among other matters, restrict or limit the ability of BNCCORP and its subsidiaries, under certain circumstances, to pay cash dividends, redeem or repurchase stock or make other capital distributions, or allow liens or other encumbrances on property owned or acquired. The Company was in compliance with the indenture covenants as of June 30, 2001 and December 31, 2000.

The following table sets forth, for the six months ended June 30, 2001 and 2000, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (amounts are in thousands):


                                                    For the Six Months
                                                      Ended June 30,
                                                 -----------------------
      Major Sources and Uses of Funds               2001         2000
                                                 ----------   ----------
   Proceeds from sales and maturities of         $ 141,696    $  13,721                                                        63
     investment securities..................
   Net increase in deposits.................        12,512       14,639
   Purchases of investment securities.......      (70,234)    (137,677)
   Net increase in loans....................      (51,488)      (2,678)
   Net increase (decrease) in short-term          (42,325)      108,324
     and FHLB borrowings....................
   Net decrease in long-term borrowings.....         (105)      (1,056)

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

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability management committee meetings. Each quarter net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 6.75 percent at June 30, 2001 to 7.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending June 30, 2002 is shown below. The growth assumption used for this simulation was based on the growth projections the Company anticipates over the next 12 months given trends since the beginning of 2001. The impact of each interest rate scenario on projected net interest income is displayed before and after factoring in the estimated impact of the $40.0 million of interest rate caps.


                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates    -300bp   -200bp   -100bp  Unchanged  +100bp   +200bp   +300bp
                              ------   ------   ------  ---------  ------   ------   ------
Projected 12-month
  net interest income...... $ 19,402 $ 19,539 $ 19,624  $ 19,706  $ 19,630 $ 19,555 $ 19,489
Dollar change from rates
  unchanged scenario....... $  (304) $  (167) $   (82)        --  $   (76) $  (151) $  (217)
Percentage change from
  rates unchanged
  scenario.................  (1.54)%  (0.85)%  (0.42)%        --   (0.39)%  (0.77)%  (1.10)%
Benefit/(cost) from
  interest rate caps (1)... $(1,273) $(1,212) $(1,044)  $   (703) $  (132) $    720 $  1,734
Total net interest
  income with caps......... $ 18,129 $ 18,327 $ 18,580  $  19,003 $ 19,498 $ 20,275 $ 21,223
Dollar change from
  rates unchanged w/caps... $  (874) $  (676) $  (423)         -- $    495 $  1,272 $  2,220
Percentage change from
  rates unchanged w/caps...  (4.60)%  (3.56)%  (2.23)%         --    2.60%    6.39%   11.68%
POLICY LIMITS +/-..........    9.00%    6.00%    3.00%         --    3.00%    6.00%    9.00%

--------------------------

(1) During May and June 2001, the Company purchased several interest rate caps. The total notional amount of the caps is $40 million. The reference rate on the caps is three month LIBOR and the strike prices are 4.50 percent (for $20 million of caps maturing in 2004) and 5.50 (for $20 million of caps maturing in 2006).

The Company's rate sensitivity position over the projected twelve month horizon, after factoring in the impact of the interest rate caps, is asset sensitive. This position represents a change from previous simulations and is evidenced by the projected increase of net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenarios.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3, 6, and 9 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above, except for the rates up 200 and 300 basis points scenarios. Deviation from policy in these two instances is acceptable to the Company in that the deviations represent additional net interest income in the rates up scenarios.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of June 30, 2001 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of the Company was held on June 6, 2001 (the "Annual Meeting"). Proxies were solicited pursuant to the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, Gregory K. Cleveland, John A. Hipp, M.D. and Tracy Scott were elected to serve until the 2004 annual meeting of stockholders. The number of votes cast for or withheld from each nominee was as follows:

                      Name                For        Withheld
               -------------------   -------------  ----------
                Cleveland              2,132,232      32,315
                Hipp                   2,132,232      32,315
                Scott                  2,132,232      32,315

With respect to the election of directors, there were no abstentions or non-votes.

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: David A. Erickson, Denise Forte-Pathroff, M.D., Richard M. Johnsen, Jr., Brenda L. Rebel, Brad J. Scott and Jerry R. Woodcox.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2001. Holders of 2,146,497 shares voted for, holders of 400 shares voted against and holders of 17,650 shares abstained from voting on the proposal. There were no non-votes with respect to the proposal.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                    4.3 Rights Agreement, dated as of May 30, 2001, between BNCCORP, Inc. and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A dated June 5,
                         2001).

                    10.1 Indenture  between  BNCCORP,  Inc.  as issuer and State
                         Street Bank and Trust Company of Connecticut, National Association, as Trustee, Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated July 31, 2001.

                    10.2 Guarantee  Agreement by and between  BNCCORP,  Inc. and
                         State Street Bank and Trust Company of Connecticut, National Association, dated July 31, 2001.

                    10.3 Amended and Restated  Declaration of Trust by and among
                         State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, BNCCORP, Inc., as Sponsor and Gregory K. Cleveland, Tracy Scott and Brenda L. Rebel, as Administrators, dated July 31, 2001.



     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on June 5, 2001,  reporting,  under "Item
          5. Other Events," the Board of Director's declaration of a dividend of one preferred stock purchase right for each outstanding share of common stock and under "Item 7. Financial Statements and Exhibits," the Rights Agreement, dated as of May 30, 2001, between BNCCORP, Inc. and American Stock Transfer and Trust Company and press release, dated May 31, 2001, discussing the adoption of the rights plan.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BNCCORP, Inc.




Date: August 10, 2001             By  /s/ Gregory K. Cleveland
                                    ------------------------------
                                       Gregory K. Cleveland
                                       President
                                       Chief Executive Officer




                                  By  /s/ Brenda L. Rebel
                                    ------------------------------
                                       Brenda L. Rebel
                                       Treasurer
                                       Chief Financial Officer