Form 10-Q
period 2001-09-30
BNCCORP INC
filed 2001-10-29
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                      -----
                                    FORM 10-Q
                                      -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter  ended  September  30,  2001

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


     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares of the registrant's outstanding common stock on October 19, 2001 was 2,399,170.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                ASSETS                          September 30,     December 31,
                                                     2001            2000
                                                -------------     ------------
                                                 (unaudited)
CASH AND DUE FROM BANKS........................  $    13,075      $   14,988
INTEREST-BEARING DEPOSITS WITH BANKS...........          132             595
INVESTMENT SECURITIES AVAILABLE FOR SALE.......      197,228         263,185
LOANS AND LEASES, net of unearned income.......      336,809         268,925
ALLOWANCE FOR CREDIT LOSSES....................      (4,697)         (3,588)
                                                -------------     ------------
     Net loans and leases......................      332,112         265,337
PREMISES, LEASEHOLD IMPROVEMENTS AND
     EQUIPMENT, net............................       15,378          14,873
INTEREST RECEIVABLE............................        3,693           3,854
OTHER ASSETS...................................        4,267           4,465
DEFERRED CHARGES AND INTANGIBLE
  ASSETS, net..................................        2,288           2,719
                                                -------------     ------------
                                                $    568,173      $  570,016
                                                =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
     Noninterest-bearing......................  $    31,404       $   31,459
     Interest-bearing -
         Savings, NOW and money market........      169,604          169,425
         Time deposits $100,000 and over......       81,884           61,720
         Other time deposits..................      107,540           99,860
                                                -------------     ------------
     Total deposits...........................      390,432          362,464
SHORT-TERM BORROWINGS.........................       11,244           33,228
FHLB BORROWINGS...............................      102,200          117,200
LONG-TERM BORROWINGS..........................           26           12,642
OTHER LIABILITIES.............................       10,931            7,419
                                                -------------     ------------
              Total liabilities...............      514,833          532,953
GUARANTEED PREFERRED BENEFICIAL INTERESTS
 IN COMPANY'S SUBORDINATED DEBENTURES.........       22,038            7,606
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
        authorized 2,000,000 shares;
        no shares issued......................         --              --
     Common stock, $.01 par value -
        authorized 10,000,000 shares;
        issued 2,442,050 and 2,437,910
        shares, respectively .................          24               24
     Capital surplus..........................      14,082           14,050
     Retained earnings........................      14,843           14,190
     Treasury stock (42,880 shares)...........       (513)            (513)
     Accumulated other comprehensive
        income, net of income taxes...........       2,866            1,706
                                               -------------     ------------
              Total stockholders' equity......      31,302           29,457
                                               -------------     ------------
                                               $   568,173       $  570,016
                                               =============     ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                          For the Three         For the Nine
                                           Months Ended         Months Ended
                                          September 30,         September 30,
                                        ------------------    ------------------
                                          2001      2000        2001      2000
                                        --------  --------    --------  --------
INTEREST INCOME:                          (unaudited)             (unaudited)
  Interest and fees on loans..........  $  6,525  $  6,384    $ 19,413  $ 18,138
  Interest and dividends on
    investment securities -
       Taxable........................     2,532     4,090       9,659    11,260
       Tax-exempt.....................       197       234         626       697
       Dividends......................        71       179         294       466
  Other...............................         8        63          31       176
                                        --------  --------    --------  --------
        Total interest income.........     9,333    10,950      30,023    30,737
                                        --------  --------    --------  --------
INTEREST EXPENSE:
  Deposits............................     3,803     4,517      11,975    12,346
  Short-term borrowings...............        77        41         388       105
  FHLB borrowings.....................     2,203     2,620       5,916     7,216
  Long-term borrowings................       195       304         776       953
                                        --------  --------    --------  --------
        Total interest expense........     6,278     7,482      19,055    20,620
                                        --------  --------    --------  --------
        Net interest income...........     3,055     3,468      10,968    10,117
PROVISION FOR CREDIT LOSSES...........       500       107       1,450       926
                                        --------  --------    --------  --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES...................     2,555     3,361       9,518     9,191
                                        --------  --------    --------  --------
NONINTEREST INCOME:
  Fees on loans.......................       495       587       1,179     1,388
  Insurance commissions...............       468       475       1,421     1,530
  Brokerage income....................       359       371       1,068     1,061
  Trust and financial services........       184       261         712       799
  Service charges.....................       165       165         517       447
  Net gain on sales of securities.....        49        36       1,376        82
  Rental income.......................        40        17          86        37
  Other...............................       103        71         347       272
                                        --------  --------    --------  --------
        Total noninterest income......     1,863     1,983       6,706     5,616
                                        --------  --------    --------  --------
NONINTEREST EXPENSE:
  Salaries and employee benefits......     2,695     2,408       7,596     6,446
  Occupancy...........................       503       387       1,437       962
  Depreciation and amortization.......       463       439       1,374     1,214
  Minority interest in income of
    subsidiaries......................       425       166         891       166
  Professional services...............       313       253         958       960
  Marketing and promotion.............       247       123         581       403
  Office supplies, telephone and
    postage...........................       240       248         742       695
  FDIC and other assessments..........        48        52         145       147
  Other repossessed asset
    expenses/write offs...............        20        84          38       463
  Other...............................       458       403       1,292     1,120
                                        --------  --------    --------  --------
        Total noninterest expense.....     5,412     4,563      15,054    12,576
                                        --------  --------    --------  --------
Income (loss) before income taxes.....      (994)      781       1,170     2,231
Income tax provision (benefit)........      (418)      249         270       706
                                        --------  --------    --------  --------
Income (loss) from continuing
  operations..........................      (576)      532         900     1,525


                         BNCCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations, continued
                      (In thousands, except per share data)
                                          For the Three         For the Nine
                                           Months Ended         Months Ended
                                          September 30,         September 30,
                                        ------------------    ------------------
                                          2001      2000        2001      2000
                                        --------  --------    --------  --------
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.......................   $    --   $    --     $   --    $     10
Extraordinary item - gain (loss)
  on early extinguishment of
  debt, net of income taxes..........      (142)        65       (134)       234
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................        --        --        (113)       --
                                        --------  --------    --------  --------
NET INCOME (LOSS)....................   $  (718)  $    597    $    653  $  1,769
                                        ========  ========    ========  ========
BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing
  operations.........................   $ (0.24)  $   0.22    $   0.38  $   0.63
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.......................        --        --          --       0.01
Extraordinary item - gain (loss)
  on early extinguishment of
  debt, net of income taxes..........     (0.06)      0.03       (0.06)     0.10
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................        --        --        (0.05)      --
                                        --------  --------    --------  --------
Earnings (loss) per share............   $ (0.30)  $   0.25    $   0.27  $   0.74
                                        ========  ========    ========  ========

DILUTED EARNINGS PER COMMON SHARE:
Income (loss) from continuing
  operations.........................   $ (0.24)  $   0.22    $   0.37  $   0.63
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.......................        --        --          --       0.01
Extraordinary item - gain (loss)
  on early extinguishment of
  debt, net of income taxes..........     (0.06)      0.03      (0.06)      0.10
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................        --        --       (0.05)       --
                                        --------  --------    --------  --------
Earnings (loss) per share............   $ (0.30)  $   0.25    $   0.26  $   0.74
                                        ========  ========    ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)
                                            For the Three         For the Nine
                                             Months Ended         Months Ended
                                            September 30,         September 30,
                                          ------------------  ------------------
                                          2001      2000        2001      2000
                                          --------  --------  --------  --------
                                              (unaudited)        (unaudited)
NET INCOME (LOSS)......................   $  (718)  $    597  $    653  $  1,769
OTHER COMPREHENSIVE INCOME-
  Unrealized gains on securities:
  Unrealized holding gains
    arising during the period,
    net of income taxes................      1,142       967     1,160     1,238
      Less:  reclassification
        adjustment for gains included
        in net income, net of
        income taxes...................       (33)       (24)    (929)      (56)
   Net loss on derivative
     instruments designated and
     qualifying as cash flow
     hedging instruments,
     net of income taxes...............       (25)        --        --        --
                                          --------  --------  --------  --------
OTHER COMPREHENSIVE INCOME.............      1,084       943       231     1,182
                                          --------  --------  --------  --------
COMPREHENSIVE INCOME...................   $    366  $  1,540   $   884   $ 2,951
                                          ========  ========   ======== ========

The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2001
                        (In thousands, except share data)

                                                                                 Accumulated
                                    Common Stock                                    Other
                                 ----------------  Capital  Retained  Treasury  Comprehensive
                                   Shares   Amount  Surplus  Earnings   Stock       Income        Total
                                 ---------  ------  -------  --------  -------- -------------  --------
Balance, December 31, 2000...... 2,437,910  $   24  $14,050  $ 14,190  $  (513)    $   1,706    $ 29,457

  Net income (unaudited)........        --      --       --       653        --           --         653

  Other comprehensive
    income -
      Change in unrealized
        holding gain on
        securities available
        for sale, net of income
        taxes (unaudited).......        --      --       --        --        --        1,160       1,160
  Restricted stock and stock
    option activity
    (unaudited).................     4,140      --       32        --        --           --          32
                                 ---------  ------  -------  --------  --------  -------------  --------
 Balance, September 30, 2001     2,442,050   $  24  $14,082  $ 14,843  $  (513)    $   2,866    $ 31,302
   (unaudited).................. =========  ======  =======  ========  ========  =============  ========


The accompanying notes are an integral part of these consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)
                                                 2001       2000
                                               --------   --------
                                                  (unaudited)
OPERATING ACTIVITIES:
  Net Income.................................. $    653   $  1,769
  Adjustments to reconcile net
    income to net cash provided
    by operating activities -
    Provision for credit losses...............    1,450        926
    Depreciation and amortization.............    1,009        808
    Amortization of intangible assets.........      365        406
    Net premium amortization on
      investment securities...................    1,523        536
    Proceeds from loans recovered.............       56        212
    Change in interest receivable
      and other assets, net...................     (610)    (1,448)
    Change in dividend payable -
      trust preferred securities..............       32        166
    Net realized gains on sales
      of investment securities................   (1,376)      (82)
    Change in other liabilities, net..........    3,513        250
    Originations of loans to be sold..........  (81,773)  (113,360)
    Proceeds from sale of loans...............   81,773    113,360
                                               --------   --------
      Net cash provided by
        operating activities..................    6,615      3,543
                                               --------   --------
INVESTING ACTIVITIES:
  Purchases of investment
    securities................................ (123,270)  (157,012)
  Proceeds from sales of
    investment securities.....................  118,081      7,916
  Proceeds from maturities of
    investment securities.....................   73,197     39,087
  Net (increase) decrease in loans............  (68,282)     6,002
  Additions to premises, leasehold
    improvements and equipment................   (1,570)    (3,724)
  Proceeds from sale of premises and
    equipment.................................       51        179
                                               --------   --------
      Net cash used in investing
        activities............................   (1,793)  (107,552)
                                               --------   --------

FINANCING ACTIVITIES:
  Net increase in demand, savings,
    NOW and money market accounts.............      124     19,134
  Net increase (decrease) in time
    deposits..................................   27,844     (3,701)
  Net increase (decrease) in short-term
    and FHLB borrowings.......................  (36,984)    78,055
  Repayments of long-term borrowings..........  (12,987)    (1,861)
  Proceeds from long-term borrowings..........       --         88
  Proceeds from trust preferred offering......   14,429      7,372
  Other.......................................      376        201
                                               --------   --------
      Net cash provided by (used in)
        financing activities..................   (7,198)    99,288
                                               --------   --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS.................................   (2,376)    (4,721)
CASH AND CASH EQUIVALENTS,
  beginning of period.........................   15,583     18,381
                                               --------   --------
CASH AND CASH EQUIVALENTS,
  end of period............................... $ 13,207   $ 13,660
                                               ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................... $ 19,846   $ 20,217
                                               ========   ========
  Income taxes paid........................... $    920   $    366
                                               ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001


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

The unaudited consolidated financial statements as of September 30, 2001 and for the nine month periods ended September 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2001.

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

NOTE 3 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended September 30:

                                          Net                          Earnings
                                        Income         Shares         Per Share
                                     -----------     -----------     -----------
                2001
Basic earnings per share:
Loss before extraordinary item...... $ (576,000)      2,398,118       $  (0.24)
Extraordinary item - loss on
  early extinguishment of debt,
  net of income taxes...............   (142,000)      2,398,118          (0.06)
                                     -----------                     -----------
Loss attributable to common
  stockholders...................... $ (718,000)      2,398,118       $  (0.30)
                                     ===========                     ===========
Effect of dilutive shares -
  Options...........................                      --
                                                     -----------
Diluted earnings per share:
Loss before extraordinary item...... $ (576,000)      2,398,118       $  (0.24)
Extraordinary item - loss on
  early extinguishment of debt,
  net of income taxes...............   (142,000)      2,398,118          (0.06)
                                     -----------                     -----------
Loss attributable to common
  stockholders...................... $ (718,000)      2,398,118       $  (0.30)
                                     ===========                     ===========
                2000
Basic earnings per share:
Income from continuing operations... $  532,000       2,395,030       $   0.22
Extraordinary item - gain on early
  extinguishment of debt,
  net of income taxes...............     65,000       2,395,030           0.03
                                     -----------                     -----------
Income available to common
  stockholders...................... $  597,000       2,395,030       $   0.25
                                     ===========                     ===========
Effect of dilutive shares -
  Options..........................                         291
                                                     -----------
Diluted earnings per share:
Income from continuing operations..  $  532,000       2,395,321       $   0.22
Extraordinary item - gain on early
  extinguishment of debt,
  net of income taxes..............      65,000       2,395,321           0.03
                                     -----------                     -----------
Income available to common
  stockholders.....................  $  597,000       2,395,321       $   0.25
                                     ===========                     ===========


The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine-month periods ended September 30:

                                          Net                          Earnings
                                        Income         Shares         Per Share
                                     -----------     -----------     -----------
                2001
Basic earnings per share:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle........... $  900,000      2,395,698       $   0.38
Extraordinary item - loss on early
  extinguishment of debt,
  net of income taxes...............   (134,000)     2,395,698          (0.06)
Cumulative effect of change in
  accounting  principle, net of
  income taxes......................   (113,000)     2,395,698          (0.05)
                                     -----------                     -----------
Income available to common
  stockholders...................... $  653,000                      $   0.27
                                     ===========                     ===========
Effect of dilutive shares -
  Options..........................                     26,801
                                                    -----------
Diluted earnings per share:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle..........  $  900,000      2,422,499       $   0.37
Extraordinary item - loss on early
  extinguishment of debt,
  net of income taxes..............    (134,000)     2,422,499          (0.06)
Cumulative effect of change in
  accounting principle,
  net of income taxes..............    (113,000)     2,422,499          (0.05)
                                     -----------                     -----------
Income available to common
  stockholders.....................  $  653,000      2,422,499       $   0.26
                                     ===========                     ===========
                2000
Basic earnings per share:
Income from continuing operations..  $ 1,525,000     2,398,137       $   0.63
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.....................       10,000     2,398,137           0.01
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes.....................      234,000     2,398,137           0.10
                                      -----------                    -----------
Income available to common
  stockholders.....................  $ 1,769,000     2,398,137       $   0.74
                                     ===========                     ===========

Effect of dilutive shares -
  Options..........................                        898
                                                    -----------
Diluted earnings per share:
Income from continuing operations..  $ 1,525,000     2,399,035       $   0.63
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.....................       10,000     2,399,035           0.01
Extraordinary item - gain on early
  extinguishment of debt,net of
  income taxes.....................      234,000     2,399,035           0.10
                                     -----------                     -----------
Income available to common
  stockholders.....................  $ 1,769,000     2,399,035       $   0.74
                                     ===========                     ===========

The following number of options and warrants, with exercise prices ranging from $6.13 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                            2001          2000
                                         ----------    ----------
       Quarter ended March 31...........   101,570       159,934
       Quarter ended June 30............    97,177       152,548
       Quarter ended September 30.......    95,508       154,348


NOTE 4 - Segment Disclosures

Banking is the primary operational activity of the Company and there are no other operational segments which are material and are required to be separately disclosed for financial statement purposes.

NOTE 5 - Trust Preferred Securities

In July 2001, the Company established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15,000,000 of 7.29 percent floating rate trust preferred securities. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of 7.29 percent floating rate common securities of the trust, were invested in $15,464,000 of 7.29 percent floating rate junior subordinated deferrable interest debentures of the Company. Pricing on the trust preferred and common securities, as well as the subordinated notes, adjusts quarterly, is based on three month LIBOR plus a margin of 3.58 percent, and is capped at 12.50 percent for ten years. Concurrent with the issuance of the preferred securities by the trust, the Company fully and unconditionally guaranteed all obligations of the special purpose trust. The trust preferred securities provide the Company with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if the Company itself were to issue preferred stock because the Company is allowed to deduct, for income tax purposes, the interest paid on the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. The Company owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities.

The trust preferred securities are subject to mandatory redemption on July 31, 2031, the stated maturity date of the debentures, or upon repayment of the debentures, or earlier, pursuant to the terms of the trust agreement. On or after July 31, 2011, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of the Company, subject to Federal Reserve Board approval, at declining redemption prices. Prior to July 31, 2011, the securities may be redeemed at the option of the Company on the occurrence of certain events that result in a negative tax impact, negative regulatory impact on the trust preferred securities or negative legal or regulatory impact on the special purpose trust which would cause it to be deemed to be an "investment company" for regulatory purposes. In addition, the Company has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years.

NOTE 6 - Redemption/Purchases of Subordinated Notes

During the first nine months of 2000, the Company purchased $1,800,000 of its 8 5/8 percent subordinated notes due 2004. These notes were purchased at a discount and the transactions resulted in extraordinary gains of $234,000 ($.10 per share), net of income taxes of $120,000. The notes were purchased using cash generated from the sale of BNC Financial Corporation, the Company's asset-based lending subsidiary ("BNC Financial") which was sold on December 31, 1999.

Between January 1 and July 31, 2001, the Company purchased an additional $82,000 of the notes at a discount. These transactions resulted in extraordinary gains of $8,000 (net of income taxes of $4,000). These notes were purchased using cash generated from the sale of BNC Financial and from the issuance of trust preferred securities in July 2000.

On August 31, 2001, the Company redeemed all of the remaining notes ($12,869,000) at par plus accrued interest to the date of redemption. The redemption resulted in an extraordinary loss of $142,000 ($.06 per share), net of income taxes of $75,000. The notes were redeemed using cash generated from the issuance of trust preferred securities in July 2001.

NOTE 7 - Recently Adopted Accounting Standards

The Company adopted the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") on January 1, 2001. The Company's $25,000,000 prime based interest rate floor qualified and was classified as a cash flow hedging instrument upon adoption. On January 1, 2001, the Company recognized the interest rate floor on its balance sheet at its then fair value of $436,000. The impact of the adoption was an after-tax charge to earnings of $113,000 and is presented in the Company's 2001 consolidated financial statements as the cumulative effect of a change in accounting principle. The Company continued to mark the interest rate floor to its fair value ($732,000 at June 30) at each quarter with the offset to other comprehensive income for the effective portions of changes in the intrinsic value and earnings for ineffectiveness and changes in time value which are excluded from the assessment of effectiveness. The changes in the floor's intrinsic value were included in other comprehensive income, which totaled $25,000, net of taxes, as of June 30, 2001. The interest rate floor contract was sold in July 2001. The total earnings impact related to changes in time value for the six-month period ended June 30, 2001 was $256,000 and was included in interest income. The remaining other comprehensive balance was reclassified into earnings in July 2001 concurrent with the hedged item's impact on earnings.

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40,000,000 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20,000,000 of 4.50 percent contracts having three-year maturities and $20,000,000 of 5.50 percent contracts having five-year maturities. The total premiums paid for the contracts were $1,246,000. The contracts are reflected in the Company's September 30, 2001 consolidated balance sheet at their combined fair value of $594,000. The contracts are not being accounted for as hedges under SFAS 133 so the impact of marking the contracts to fair value is, and will continue to be, included in earnings. The effect of these adjustments on pre-tax earnings through September 30, 2001 was a loss of $652,000 and is largely attributable to the fact that interest rates have declined since the contracts were purchased.

NOTE 8 - Recently Issued Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16 and requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method. The use of the pooling-of-interests method for those business combinations is prohibited. SFAS 141 also changes the requirements for recognizing intangible assets as assets apart from goodwill in business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The statement specifically identifies core deposit intangibles as one type of intangible that must be recognized as an asset separate from goodwill.

SFAS 142 supersedes the previous accounting standard on intangible assets, APB Opinion No. 17. This new standard addresses how intangible assets that are acquired individually or with a group of other assets (but not in a business combination) should be accounted for upon their acquisition. It also explains how goodwill and other intangible assets should be accounted for after they have been acquired. Under SFAS 142, goodwill acquired in a business combination for which the acquisition date is after June 30, 2001, should not be amortized, but should be tested for impairment in accordance with the provisions of this accounting standard. Goodwill acquired in a business combination for which the acquisition date is before July 1, 2001, should continue to be amortized until an institution first applies all of the provisions of Statement No. 142 in accordance with the effective date of the standard. BNCCORP will adopt SFAS 142 on January 1, 2002 and is presently assessing the impact on its unamortized intangible assets, which totaled $2,288,000 at September 30, 2001 (unamortized goodwill of $672,000). Intangible asset amortization expense included in earnings for the nine months ended September 30, 2001 totaled $365,000.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. BNCCORP will adopt this standard on January 1, 2003; however adoption of this statement is not expected to have a material impact.

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). SAB 102 expresses the SEC staff's views on the development, documentation, and application of a systematic methodology as required by its Financial Reporting Release No. 28 (issued in December 1986) for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect a registrant to prepare and maintain in support of its allowance for loan losses. Also in July 2001, the federal banking agencies issued their "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (the "Policy Statement"). Developed in collaboration with the SEC, the Policy Statement clarifies the agencies' expectations and provides guidance regarding methodologies and documentation support for the allowance for loan and lease losses. SAB 102 and the Policy Statement do not change the guidance in generally accepted accounting principles and in previous SEC and regulatory agency statements but, rather, are intended to improve the allowance for loan and lease losses process and documentation. Therefore, adoption of these two issuances did not materially impact the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. BNCCORP will adopt SFAS 144 on January 1, 2002; however, adoption of the statement is not expected to have a material impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Assets. Total assets decreased $1.8 million, from $570.0 million at December 31, 2000 to $568.2 million at September 30, 2001. The following table presents the Company's assets by category as of September 30, 2001 and December 31, 2000, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                 Change
                              September 30,  December 31,  ------------------
       Assets                   2001            2000           $          %
----------------------------  -------------  ------------  --------- --------

Cash and due from banks.....  $   13,075      $  14,988    $ (1,913) (12.8)%
Interest-bearing
  deposits with banks.......         132            595        (463) (77.8)%
Investment securities
  available for sale........     197,228        263,185     (65,957) (25.1)% (a)
Loans and leases, net.......     332,112        265,337      66,775   25.2 % (a)
Premises, leasehold
  improvements and
  equipment, net............      15,378         14,873         505    3.4 %
Interest receivable.........       3,693          3,854        (161)  (4.2)%
Other assets................       4,267          4,465        (198)  (4.4)%
Deferred charges and
  intangible assets, net....       2,288          2,719        (431) (15.9)%
                              -------------  ------------  ---------
     Total assets...........  $  568,173      $ 570,016    $ (1,843)  (0.3)%
                              =============  ============  =========
--------------------

(a) The Company implemented a balance sheet leveraging strategy in 1999 and 2000 during which time it increased its earning asset portfolio by purchasing investment securities funded by FHLB borrowings. This strategy, combined with market interest rate developments, resulted in a low loan-to-assets ratio relative to the Company's peers and unrealized gains in the investment portfolio. During the nine months ended September 30, 2001, the Company shifted a portion of its earning asset portfolio from investment securities to loans in response to loan demand in its markets, including the Arizona market, where BNC National Bank opened a loan production office early in 2001 and BNC National Bank of Arizona began operations on July 9, 2001. Sales of investment securities during the nine months generated realized gains of $1.4 million. These gains are included in noninterest income in the Consolidated Statements of Operations.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and nine month periods ended September 30, 2001 (amounts are in thousands):

                                        Three Months            Nine Months
                                           Ended                   Ended
                                     September 30, 2001     September 30, 2001
                                     ------------------     ------------------
                                        (Unaudited)             (Unaudited)

Balance, beginning of period.......          $    4,548             $    3,588
Provision for credit losses........                 500                  1,450
Loans charged off..................               (407)                  (490)
Loans recovered....................                  56                    149
                                     ------------------     ------------------
Balance, end of period.............          $    4,697             $    4,697
                                     ==================     ==================
Ending loan portfolio .............         $   336,809
                                     ==================
Allowance for credit losses
  as a percentage of ending loan
  portfolio........................               1.39%


As of September 30, 2001, the Company's allowance for credit losses was 1.39 percent of total loans as compared to 1.33 percent at December 31, 2000. Net (charge-offs)/recoveries as a percentage of average loans for the three and nine month periods ended September 30, 2001 and 2000 were as follows:

                                 Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                                 ------------------         -----------------
                                  2001        2000           2001        2000
                                 ------      ------         ------      ------
Ratio of net (charge-offs)
  /recoveries  to
  average total loans........    (0.11)%      0.02%        (0.11)%      (0.14)%
Ratio of net (charge-offs)
  /recoveries to average
  total loans, annualized....    (0.42)%      0.10%        (0.15)%      (0.19)%

The Company maintains its allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses existing in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Company evaluates the allowance necessary for specific nonperforming loans and also estimates losses existing in other credit exposures. Continuous credit monitoring processes and quarterly analyses are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis.

Estimating the risk and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Although management believes that the allowance for credit losses is adequate to cover losses existing in the loan portfolio as well as other credit exposures, there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                          September 30,     December 31,
                                              2001              2000
                                          -------------     ------------
                                           (Unaudited)
Nonperforming loans:
  Loans 90 days or more delinquent
  and still accruing interest........      $     705        $     221
  Nonaccrual loans...................          1,391              343
  Restructured loans.................              6               16
                                          -------------     ------------

Total nonperforming loans............          2,102              580
  Other real estate owned and
  repossessed assets.................             55               84
                                          -------------     ------------
Total nonperforming assets...........     $    2,157        $     664
                                          =============     ============
Allowance for credit losses..........     $    4,697        $   3,588
                                          =============     ============
Ratio of total nonperforming
  assets to total assets ............            .38%             .12%
Ratio of total nonperforming
  loans to total loans...............            .62%             .22%
Ratio of allowance for credit
  losses to total nonperforming
  loans..............................            223%             619%

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

On September 30, 2001, the Company had seven loans 90 days or more delinquent and still accruing interest compared with only three such loans at December 31, 2000. Only two of the seven loans in this category on September 30, 2001 exceeded $100,000. Of the $1,048,000 increase in nonaccrual loans at September 30, 2001, approximately $680,000 relates to one commercial customer whose loans are partially SBA-guaranteed, and the remainder is comprised primarily of loans and leases related to the trucking industry. While the ratio of the allowance for credit losses to total nonperforming loans decreased due to the increase in loans in the nonperforming categories at September 30, 2001 (compared to the relatively low level of nonperforming loans at December 31, 2000), the level of the allowance for credit losses to total loans was 1.39 percent at September 30, 2001 compared to 1.33 percent at December 31, 2000.

Liabilities. Total liabilities decreased $18.2 million, from $533.0 million at December 31, 2000 to $514.8 million at September 30, 2001. The following table presents the Company's liabilities by category as of September 30, 2001 and December 31, 2000 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                 Change
                              September 30,  December 31,  ------------------
       Liabilities              2001            2000           $          %
----------------------------  -------------  ------------  ---------- -------
DEPOSITS:
Noninterest - bearing.......  $   31,404     $   31,459    $    (55)  (0.2)%
Interest - bearing -
  Savings, NOW and money
  market....................     169,604        169,425         179    0.1 %
  Time deposits $100,000
  and over..................      81,884         61,720      20,164   32.7 % (a)
  Other time deposits.......     107,540         99,860       7,680    7.7 % (b)
Short-term borrowings.......      11,244         33,228     (21,984) (66.2)% (c)
FHLB borrowings.............     102,200        117,200     (15,000) (12.8)% (d)
Long-term borrowings........          26         12,642     (12,616) (99.8)% (e)
Other liabilities...........      10,931          7,419       3,512   47.3 % (f)
                              -------------  ------------  ---------
    Total liabilities.......  $  514,833     $  532,953    $(18,120)  (3.4)%
                              =============  ============  =========
-------------------

(a) Brokered and national market certificates of deposit ("CD's") totaled $34.1 and $27.4 million, respectively, at September 30, 2001 compared to $30.7 and $9.0 million, respectively, at December 31, 2000. The Company increased its brokered and national market CD's as part of its liquidity management activities, including forecasted loan fundings. Additionally, during the nine months ended September 30, 2001, pricing on wholesale funds, such as brokered and national market CD's, adjusted swiftly to interest rate reductions by the Federal Reserve making them favorable funding alternatives when compared to competing for deposits in the Company's local markets where pricing adjusted more slowly to the Federal Reserve's actions.

(b) Other time deposits increased during the nine months ended September 30, 2001 due to special CD promotions the Company ran in select markets. (c) Federal funds purchased totaled $32.7 million at December 31, 2000 compared to $11.1 million at September 30, 2001. These short-term borrowings can vary significantly from day to day depending upon customer transactions and liquidity management activities of the Company.

(d) Reflecting the increase in time deposits and the liquidity management activities of the Company, borrowings from the FHLB decreased $15 million between December 31, 2000 and September 30, 2001.

(e) The Company redeemed all of the remaining outstanding 8 5/8 percent subordinated notes on August 31, 2001.

(f) Increase is primarily attributable to an investment security transaction pending settlement on September 30, 2001.

Stockholders' Equity. The Company's equity capital increased $1.8 million between December 31, 2000 and September 30, 2001. This increase was primarily attributable to $653,000 of earnings recorded for the nine months ended September 30, 2001 and a $1.2 million increase in the net unrealized holding gain on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitor compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of September 30, 2001:

                                  Tier 1 Total
                               Risk- Risk- Tier 1
                              Based Based Leverage
BNCCORP, consolidated.............  8.32%             12.62%              6.21%
BNC National Bank.................  9.37%             10.50%              6.93%
BNC National Bank of Arizona...... 43.92%             45.07%             58.80%

As of September 30, 2001, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

                Comparison of Operating Results for the Three and
              Nine Month Periods Ended September 30, 2001 and 2000

General. Reflecting in part the prevailing conditions in the nation's economy, the Company reported a net loss for the 2001 third quarter of $718,000, or $0.30 per share on a diluted basis. This compares with net income of $597,000, or $0.25 per share, for the same quarter of 2000. The results for the quarter ended September 30, 2001 included an extraordinary loss of $142,000 (after tax) for early extinguishment of debt, as well as adjustments and losses on interest rate-risk management instruments totaling $807,000 (pre-tax), caused in part by Federal Reserve Board actions to reduce interest rates. However, lower market interest rates spurred an increase of approximately $1.9 million in unrealized gains in the Company's securities portfolio in the latest quarter resulting in total gross unrealized gains of $4.6 million at September 30, 2001. The 2001 third quarter also was characterized by loan and deposit growth, continued strong capital ratios, solid asset quality and rising book value, which ended the quarter at $13.05 per share.

For the nine months ended September 30, 2001, income from continuing operations was $900,000, or $0.37 per share on a diluted basis. In the comparable 2000 period, income from continuing operations was $1.5 million, or $0.63 per share. After an extraordinary loss on the early extinguishment of debt, and a charge for the cumulative effect of a change in accounting principle, 2001 nine-month net income was $653,000, or $0.26 per share diluted. In the same 2000 period, net income was nearly $1.8 million, or $0.74 per share, but included gains on disposal of the Company's asset-based lending subsidiary and early extinguishment of debt.

The returns on average assets and average stockholders' equity, from continuing operations, were (0.41) and (7.38) percent, respectively, for the three months ended September 30, 2001 as compared to 0.38 and 8.48 percent for the same period one year earlier. The returns on average assets and average stockholders' equity, from continuing operations, were 0.21 and 3.94 percent, respectively, for the nine months ended September 30, 2001 as compared to 0.38 and 8.61 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three month period ended September 30, 2001 decreased $413,000, or 11.9 percent. Net interest margin decreased to 2.31 percent for the quarter ended September 30, 2001 from 2.67 percent for the same period one year earlier. Net interest income and margin for the periods ended September 30, 2001 and 2000 were impacted by derivative contract-related transactions during the periods totaling $(807,000) and $56,000, respectively. Without these derivative transactions, net interest income for these periods would have been $3,862,000 and $3,524,000, respectively, a 9.6 percent improvement in 2001. Net interest margin would have been 2.92 percent for the quarter ended September 30, 2001 compared to 2.72 percent for the same period in 2000.

Net interest income for the nine month period ended September 30, 2001 increased $851,000, or 8.4 percent. Net interest margin increased to 2.79 percent for the nine months ended September 30, 2001 from 2.73 percent for the same period one year earlier. Net interest income and margin for the periods ended September 30, 2001 and 2000 were impacted by derivative contract-related transactions during the periods totaling $(425,000) and $(168,000), respectively. Without these derivative transactions, net interest income for these periods would have been $11,393,000 and $10,285,000, respectively, a 10.8 percent improvement in 2001. Net interest margin would have been 2.90 percent for the nine months ended September 30, 2001 compared to 2.77 percent for the same period in 2000.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and nine month periods ended September 30, 2001 and 2000, as well as the changes between the periods presented. Significant factors contributing to the increase (decrease) in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):


                                                         Three Months Ended September 30,
                          -----------------------------------------------------------------------
                                    2001                                2000                               Change
                          ----------------------------------  -----------------------------------  ---------------------------------
                                       Interest     Average                 Interest    Average                Interest    Average
                            Average     earned     yield or     Average      earned    yield or    Average       earned    yield
                            Balance     or paid      cost       balance     or paid      cost       balance     or paid    or cost
                          ----------- -----------  ---------  ----------  ----------- ----------  -----------  ---------  ---------
  Interest-earning assets
Federal funds
  sold/interest
  bearing due from....... $  1,143     $     8       2.78%    $   6,007    $      63     4.17%    $ (4,864)    $   (55)   (1.39)%
Investments..............  198,374       2,800       5.60%      257,112        4,503     6.97%     (58,738)     (1,703)   (1.37)%(a)
Loans....................  329,544       6,525       7.86%      256,256        6,384     9.91%       73,288         141   (2.05)%(b)
  Allowance for
  loan losses............   (4,446)         --                   (3,535)          --                    (911)        --
                          ----------  ----------              ----------   -----------            -----------  ---------
  Total interest-
  earning assets........  $ 524,615      9,333       7.06%    $ 515,840       10,950     8.44%    $   8,775     (1,617)   (1.38)%
                          ==========  ----------              ===========  -----------            ===========  ---------
  Interest-bearing
  liabilities
 NOW & money
  market accounts.......  $ 162,478      1,228       3.00%    $ 136,765        1,919     5.58%    $  25,713       (691)   (2.58)%(c)
Savings.................      3,966         14       1.40%        3,919           21     2.13%           47         (7)   (0.73)%
Certificates of
  deposit
  under $100,000........    110,102      1,476       5.32%      106,419        1,530     5.72%        3,683        (54)   (0.40)%(d)
Certificates of deposit
  $100,000 and over.....     77,717      1,085       5.54%       62,869        1,047     6.63%       14,848         38    (1.09)%(e)
                          ----------  ----------              ----------  -----------             -----------  ---------
  Interest - bearing
  deposits                  354,263      3,803       4.26%      309,972        4,517     5.80%       44,291       (714)   (1.54)%
Short-term borrowings...      7,797         77       3.92%        2,195           41     7.43%        5,602         36    (3.51)%(f)
FHLB borrowings.........    102,485      2,203       8.53%      160,637        2,620     6.49%      (58,152)      (417)    2.04 %(g)
Long-term borrowings....      8,268        195       9.36%       13,469          304     8.98%       (5,201)      (109)    0.38 %(h)
                          ----------  ----------              ----------  -----------             -----------  ---------
  Total borrowings......    118,550      2,475       8.28%      176,301        2,965     6.69%      (57,751)      (490)    1.59 %
                          ----------  ----------              ----------  -----------             -----------  ---------
  Total interest-
  bearing liabilities...  $ 472,813      6,278       5.27%    $ 486,273        7,482     6.12%    $ (13,460)    (1,204)   (0.85)%
                          ==========  ----------              ==========  -----------             ===========  ---------

  Net interest
  income/spread.........              $  3,055       1.79%                $    3,468     2.32%                 $  (413)   (0.53)%
                                      ==========                          ===========                          =========
  Net interest
  margin........                                     2.31%                               2.67%                            (0.36)%
Notation:
Noninterest-bearing
  deposits..............  $  31,764         --                $  29,947           --              $   1,817         --
                          ----------  ----------              ----------  -----------             -----------  ---------

  Total deposits........  $ 386,027   $  3,803       3.91%    $ 339,919   $    4,517     5.29%    $  46,108    $  (714)   (1.38)%
                          ==========  ==========              ==========  ===========             ===========  =========

Taxable equivalents:
  Total interest-
    earning assets......  $ 524,615    $  9,457       7.15%   $ 515,840    $  11,060      8.53%     $  8,775   $ (1,603)  (1.36)%
  Net interest
    income/spread.......        --     $  3,179       1.88%          --    $  3,578       2.41%           --    $  (399)  (0.51)%
  Net interest
    margin..............        --          --        2.40%          --          --       2.76%           --         --   (0.35)%
Notation:
  Net interest income
    /spread without
    impact of derivative
    contracts...........        --     $  3,862       2.46%          --    $  3,524       2.37%          --     $   338    0.09%
  Net interest margin
    without impact of
    derivative
    contracts...........        --          --        2.92%          --          --       2.72%          --         --     0.20%


                                             Nine Months Ended September 30,
                          ----------------------------------------------------------------------
                                        2001                                2000                               Change
                          ----------------------------------  ----------------------------------  ---------------------------------
                                      Interest     Average                 Interest    Average                Interest    Average
                           Average     earned     yield or     Average      earned    yield or    Average       earned    yield
                           balance     or paid      cost       balance     or paid      cost       balance     or paid    or cost
                          ----------  ----------  ----------  ---------   ---------   ---------  ----------  ----------  ---------
 Interest-earning assets
Federal funds
   sold/interest
   bearing due from.....  $     946   $    31       4.38%     $  6,003    $    176      3.92%    $ (5,057)   $    (145)   0.46 %
Investments.............    228,136    10,579       6.20%      236,764      12,423      7.01%      (8,628)      (1,844)  (0.81)%(a)
Loans...................    300,645    19,413       8.63%      256,153      18,138      9.46%      44,492        1,275   (0.83)%(b)
  Allowance for loan
   losses...............     (4,008)       --                   (3,313)         --                   (695)          --
                          ----------  ----------              ---------   ---------              ----------  ----------
  Total interest-
   earning assets.......  $ 525,719    30,023       7.64%     $495,607      30,737      8.28%    $ 30,112         (714)  (0.64)%
                          ==========  ----------              =========   ---------              ==========  ----------
 Interest-bearing
  liabilities
 NOW & money
   market accounts......  $ 156,881     4,222       3.60%     $ 132,912      5,258      5.28%    $ 23,969       (1,036)  (1.68)%(c)
Savings.................      3,702        47       1.70%         4,235         66      2.08%        (533)         (19)  (0.38)%
Certificates of deposit
   under $100,000.......    103,386     4,348       5.62%       110,224      4,489      5.44%      (6,838)        (141)   0.18 %(d)
Certificates of deposit
   $100,000 and over....     74,293     3,358       6.04%        54,227      2,533      6.24%      20,066          825   (0.20)%(e)
                          ----------  ----------              ----------  ---------              ----------  ----------
  Interest - bearing
   deposits.............    338,262    11,975       4.73%       301,598     12,346      5.47%      36,664         (371)  (0.74)%
Short-term borrowings...     10,910       388       4.75%         2,131        105      6.58%       8,779          283   (1.83)%(f)
FHLB borrowings.........    120,856     5,916       6.54%       154,351      7,216      6.24%     (33,495)      (1,300)   0.30 %(g)
Long-term borrowings....     11,165       776       9.29%        13,752        953      9.26%      (2,587)        (177)   0.03 %(h)
                          ----------  ----------              ----------  ---------              ----------  ----------
  Total borrowings......    142,931     7,080       6.62%       170,234      8,274      6.49%     (27,303)      (1,194)   0.13 %
                          ----------  ----------              ----------  ---------              ----------  ----------
  Total interest-
  bearing liabilities...  $ 481,193    19,055       5.29%     $ 471,832     20,620      5.84%    $  9,361       (1,565)  (0.55)%
                          ==========  ----------              ==========  ---------              ==========  ----------

  Net interest
   income/spread........              $10,968       2.35%                 $ 10,117      2.44%                $     851   (0.09)%
                                      ==========                          =========                          ==========
  Net interest margin...                            2.79%                               2.73%                             0.06 %
Notation:
Noninterest-bearing
  deposits..............  $  30,811        --                 $  27,933         --               $  2,878          --
                          ----------  ----------              ----------  ---------              ----------  ----------
  Total deposits........  $ 369,073   $11,975       4.34%     $ 329,531   $ 12,346      5.00%    $ 39,542    $   (371)   (0.66)%
                          ==========  ==========              ==========  =========              ==========  ==========
Taxable equivalents:
  Total interest-
    earning assets......  $ 525,719   $30,350       7.72%     $ 495,607   $ 31,063      8.37%    $ 30,112    $   (713)   (0.65)%
  Net interest
    income/spread.......         --   $11,295       2.43%            --   $ 10,443      2.53%          --         852    (0.10)%
  Net interest
    margin..............         --        --       2.87%            --         --      2.81%          --          --     0.16 %
Notation:
  Net interest
    income/spread
    without impact
    of derivative
    contracts...........         --   $11,393       2.46%            --   $ 10,285      2.48%          --     $ 1,108    (0.02)%
  Net interest margin
    without impact of
    derivative
    contracts...........         --        --       2.90%            --         --      2.77%          --          --     0.13 %
---------------------

(a) Investments - During 2001, the Company sold investment securities and used the proceeds to fund loan growth, resulting in lower average balances of investment securities for the three and nine-month periods ended September 30, 2001 than for the same periods in 2000. The decreased yields in the investment portfolio reflect the current rate environment caused by multiple Federal Reserve rate reductions and the sale of investment securities generating gains during 2001.

(b) Loans - Increased average loans outstanding for the three and nine months ended September 30, 2001, as compared to the same periods one year earlier, reflects loan volume generated in all of the Company's markets. Reduced yields on loans reflect multiple Federal Reserve rate reductions and the associated reduction in the prime rate during 2001.

(c) Now and money market accounts - Increased average balances of NOW and money market accounts represents additional growth in the Company's floating-rate Wealthbuilder deposit accounts. The decreased costs on NOW and money market accounts during 2001 are a result of the lower rate environment existing in 2001 as compared to 2000.

(d) Certificates of deposit under $100,000 - On a year-to-date basis, average balances of certificates of deposit ("CD's") under $100,000 lagged those for 2000 as some customers with maturing CD's elected to transfer their funds to the Wealthbuilder deposit products. Average balances for the three month period ended September 30, 2001 exceeded those for the comparable period in 2000 due to CD specials running in select markets during 2001.

(e) Certificates of deposit $100,000 and over - The Company increased its brokered and national market CD's during 2001 as part of its liquidity management activities. Balances in this category increased as pricing on wholesale funds, such as brokered and national market CD's, adjusted swiftly to rate reductions by the Federal Reserve making such deposits favorable funding alternatives when compared to competing for deposits in the Company's local markets where pricing adjusted more slowly to the Federal Reserve's actions. The reduced costs reflect the lower interest rate environment existing in 2001.

(f) Short-term borrowings - During 2001, the Company had higher average balances of federal funds sold than during 2000. The decreased costs reflect the lower interest rate environment existing in 2001.

(g) FHLB borrowings - The decreased volume of FHLB borrowings resulted from increases in other funding sources including NOW and money market deposits, short-term borrowings (mainly federal funds purchased) and brokered and national market CD's during 2001. The increased cost in this category is the result of mark-to-market adjustments of the Company's $40 million of interest rate cap contracts. Without these adjustments, costs in this category for the three and nine month periods ended September 30, 2001 are actually 65 and 42 basis points less than the costs for the comparable periods in 2000. These reductions reflect the lower interest rate environment in 2001.

(h)  Long-term  borrowings - The reduction in long-term  borrowings reflects the
     redemption   of  the   Company's   remaining   outstanding  8  5/8  percent
     subordinated notes due 2004 on August 31, 2001.

Provision for Credit Losses. The provision for credit losses was $500,000 for the three month period ended September 30, 2001 as compared to $107,000 for the same period one year earlier. The increase reflects loan growth and increased nonperforming loans in certain industry segments. For the nine months ended September 30, 2001 and 2000, the provision for credit losses was $1.5 million and $926,000, respectively. See "Comparison of Financial Condition at September 30, 2001 and December 31, 2000 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and nine month periods ended September 30, 2001 and 2000 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                     Three Months Ended                              Nine Months Ended
       Noninterest Income              September 30,               Change              September 30,              Change
                                  ------------------------- --------------------- ------------------------ ---------------------
                                     2001          2000         $          %         2001         2000         $          %
                                  ------------  ----------- ---------- ---------- -----------  ----------- ---------- ----------
Fees on loans....................     $   495       $  587     $ (92)      (16)%     $ 1,179      $ 1,388     $(209)      (15)% (a)
Insurance commissions............         468          475        (7)       (1)%       1,421        1,530      (109)       (7)% (b)
Brokerage income.................         359          371       (12)       (3)%       1,068        1,061          7         1%
Trust and financial services.....         184          261       (77)      (30)%         712          799       (87)      (11)% (c)
Service charges..................         165          165         --         --         517          447         70        16%
Net gain on sales
   of securities............... .          49           36         13        36%       1,376           82      1,294      1578% (d)
Rental income....................          40           17         23       135%          86           37         49       132%
Other............................         103           71         32        45%         347          272         75        28%
                                  ------------  ----------- ----------            -----------  ----------- ----------
   Total noninterest income......    $  1,863      $ 1,983     $(120)       (6)%     $ 6,706      $ 5,616     $1,090        19%
                                  ============  =========== ==========            ===========  =========== ==========
-----------------

(a) Loan fees included in noninterest income may vary depending upon the structure of the loan transactions effected during the period.

(b) Decrease is largely attributable to a decrease in contingency payments from insurance companies resulting from high disaster claims incurred in the state of North Dakota in 2000.

(c) Decrease is primarily attributable to a decrease in fee income from the BNC U.S. Opportunities Fund LLC managed by BNC National Bank's Financial Services Division.

(d) The Company sold investment securities during the first nine months of 2001 and used the proceeds to fund loan growth experienced during the period. See "Comparison of Financial Condition at September 30, 2001 and December 31, 2000 - Assets," note (a).

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and nine month periods ended September 30, 2001 and 2000 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                             Three Months                          Nine Months
   Noninterest Expense           Ended                                Ended
                             September 30,         Change         September 30,        Change
                            -----------------  ----------------   ----------------  ---------------
                              2001     2000       $       %        2001     2000       $      %
                            -------  --------  -------  -------   -------  -------  -------  ------
Salaries and employee       $ 2,695  $  2,408  $  287      12%    $ 7,596  $ 6,446  $1,150    18%   (a)
  benefits.................
Occupancy..................     503      387      116      30%      1,437      962     475    49%   (b)
Depreciation and
  amortization.............     463      439       24       5%      1,374    1,214     160    13%   (c)
Minority interest in
  income of subsidiaries...     425      166      259     156%        891      166     725   437%   (d)
Professional services......     313      253       60      24%        958      960      (2)   --    (e)
Marketing and
  promotion................     247      123      124     101%        581      403     178    44%   (f)
Office supplies,
  telephone and postage....     240      248       (8)    (3)%        742      695      47     7%
FDIC and other
  assessments..............      48       52       (4)    (8)%        145      147      (2)   (1)%
Other repossessed asset
  expenses / write-offs....      20       84      (64)   (76)%         38      463    (425)  (92)%  (g)
Other......................     458      403       55      14%      1,292    1,120     172    15%   (h)
                            -------- -------   -------            -------  -------  ------
  Total noninterest
    expense................ $ 5,412  $ 4,563   $  849      19%    $15,054  $12,576  $2,478    20%
                            ======== =======   =======            =======  =======  ======

  Efficiency ratio.........  110.04%  83.71%               31%     85.18%   79.93%             7%
                            ======== =======                      =======  =======
  Efficiency ratio,
    adjusted (i)...........   86.76%  78.32%               11%     78.04%   75.13%             4%
                            ======== =======                      =======  =======

  --------------------------

(a) Average full time equivalent employees for the three and nine month periods ended September 30, 2001 were 206 and 196, respectively, as compared to 181 and 177, respectively, for the same periods in 2000. The increase is attributable to staff additions for the Arizona and Minneapolis markets and to support loan growth at other locations.

(b) Occupancy expenses have increased due to the Fargo facility's opening in mid-2000 as well as expenses associated with the opening of the Arizona locations during 2001.

(c) The increase in depreciation and amortization is attributable to completion of the Fargo office building during the second quarter of 2000 and the additions of leasehold improvements, furniture and equipment in the Arizona locations during 2001.

(d) This is the expense associated with the Company's trust preferred offerings, which closed in July 2000 ($7.5 million fixed at 12.045 percent) and July 2001 ($15.0 million adjustable quarterly, 7.29 percent through October 31, 2001).

(e) The increase in professional services expenses in the third quarter of 2001 compared to the same quarter in 2000 is attributable to increases in multiple items in this category, including legal fees. For the nine month period ended September 30, 2001, decreases in legal fees were offset by increases in various other items in this category.

(f) Increases are attributable to promotional activities in various markets along with expenses associated with the Arizona market.

(g) The Company has had very few repossessed assets and associated expenses during 2001 as compared to 2000.

(h) Increases in other expenses are primarily attributable to increases in travel expenses and correspondent charges.

(i) Efficiency ratio adjusted for impact of derivative contracts, trust preferred costs and other repossessed asset expenses/write-offs.

Income Tax Expense. The Company recorded an income tax benefit of $418,000 for the three months ended September 30, 2001 due to the recorded pre-tax loss. This is compared to a tax provision of $249,000 for the same period in 2000.

Income tax expense for the nine months ended September 30, 2001 decreased $436,000 as compared to the same period in 2000 due to the decrease in pre-tax income. The estimated effective tax rates for the nine month periods ended September 30, 2001 and 2000 were 23.1 and 31.6 percent, respectively. The decrease in effective tax rate for 2001 is largely attributable to the percentage of tax-exempt income to total income.

Earnings per Common Share. See Note 3 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three and nine month periods ended September 30, 2001 and 2000.

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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiaries are members of the FHLB, which affords them the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the banks' mortgage loans and various investment securities. The Company has also obtained funding through the issuance of trust preferred securities.

The following table sets forth, for the nine months ended September 30, 2001 and 2000, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (amounts are in thousands):

                                                   Nine Months Ended
                                                    September 30,
                                              ----------------------
      Major Sources and Uses of Funds            2001          2000
                                              ----------  ----------
  Proceeds from sales and maturities of
    investment securities.................... $ 191,278   $  47,003
  Net increase in deposits...................    27,968      15,433
  Proceeds from trust preferred offering.....    14,429       7,372
  Purchases of investment securities.........  (123,270)   (157,012)
  Net (increase) decrease in loans...........   (68,282)      6,002
  Net increase (decrease) in short-term
    and FHLB borrowings......................   (36,984)     78,055
  Net decrease in long-term borrowings.......   (12,987)     (1,773)

-
Given the uncertain nature of customer demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, federal funds lines with correspondent banks, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit through national deposit networks. The Company regularly measures its liquidity position and believes that its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event.

                           Forward Looking Statements

Statements included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local economic conditions; competition for the Company's customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with the Company's acquisition strategy; and other risks which are difficult to predict and many of which are beyond the control of the Company.

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

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability management committee meetings. Each quarter net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 6.00 percent at September 30, 2001 to 7.00 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending September 30, 2002 is shown below. The growth assumption used for this simulation was based on the growth projections the Company anticipates over the next 12 months given trends since the beginning of 2001. The impact of each interest rate scenario on projected net interest income is displayed before and after factoring in the estimated impact of the $40.0 million of interest rate caps.

                                         Net Interest Income Simulation
                                              (amounts in thousands)
   Movement in
  interest rates     -300bp   -200bp    -100bp   Unchanged   +100bp    +200bp    +300bp
                     ------   ------    -------  ---------   ------    ------    ------
Projected 12-month
  net interest
  income........... $18,133   $18,574   $18,769   $18,929    $18,925   $18,920   $18,915

Dollar change from
  rates unchanged
  scenario......... $  (796)  $ (355)   $ (160)       --     $   (4)   $   (9)   $  (14)

Percentage change
  from rates
  unchanged
  scenario.........  (4.21)%   (1.88)%   (0.85)%      --     (0.02)%   (0.05)%    (0.07)%

Benefit/(cost)
  from interest
  rate caps (1).... $ (594)   $ (558)   $(471)    $ (293)    $    2    $  438    $ 1,070

Total net interest
  income with
  caps............. $ 17,539  $ 18,016  $ 18,298  $ 18,636   $ 18,927  $ 19,358  $ 19,985

Dollar change
  from rates
  unchanged
  w/caps........... $(1,097)  $  (620)  $  (338)       --    $    291  $   722   $  1,349

Percentage change
  from rates
  unchanged
  w/caps...........  (5.89)%    (3.33)%   (1.81)%      --       1.56%    3.87%     7.24%

POLICY LIMITS +/-..    9.00%     6.00%     3.00%       --       3.00%    6.00%     9.00%


(1) During May and June 2001, the Company purchased several interest rate caps. The total notional amount of the caps is $40 million. The reference rate on the caps is three month LIBOR and the strike prices are 4.50 percent (for $20 million of caps maturing in 2004) and 5.50 (for $20 million of caps maturing in 2006).

The Company's rate sensitivity position over the projected twelve month horizon, after factoring in the impact of the interest rate caps, is asset sensitive. This position is evidenced by the projected increase of net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenarios.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3, 6, and 9 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. The Company was within its policy limits for each projected scenario in the table above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of September 30, 2001 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                           Part II - Other Information


Item 1. Legal Proceedings

BancInsure, Inc. v. BNC National Bank (United States District Court File No. A1-98-97, District of North Dakota, Southwestern Division). On August 16, 2001, the Eighth Circuit Court of Appeals affirmed the trial court's judgment against BNC National Bank. The Company has previously accrued the judgment amount so the court's decision did not have any impact on the Company's operating results. Bunk v. BNC National Bank, et.al. (Civ. No. A1-99-41). A settlement has been negotiated and agreed to by all parties and is awaiting final approval by Bankruptcy Court. The settlement provides no admission of liability by the Company and all funds contributed to the settlement are being paid by the Company's insurer.

Item 2. Changes in Securities and Use of Proceeds

On July 31, 2000, a subsidiary trust of the Company issued $15,000,000 of floating rate trust preferred securities and the Company issued floating rate junior subordinated debentures in an aggregate principal amount of $15,464,000, both in reliance upon Section 4(2) under the Securities Act of 1933, as amended, and the rules promulgated thereunder. Proceeds from the sale of the trust preferred securities, together with the proceeds of the related sale of $464,000 of floating rate common securities of the trust, were used to purchase the debentures. Proceeds from the sale of the debentures were used to redeem outstanding subordinated notes of the Company in the aggregate principal amount of $12,869,000 and for general corporate purposes.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None.

     (b) Reports on Form 8-K
         None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BNCCORP, Inc.




Date: October 29, 2001        By /s/ Gregory K. Cleveland
                              -------------------------------------
                                  Gregory K. Cleveland
                                  President
                                  Chief Executive Officer




                              By /s/ Brenda L. Rebel
                              -------------------------------------
                                  Brenda L. Rebel
                                  Treasurer
                                  chief Financial Officer