Form 10-K
period 2001-12-31
BNCCORP INC
filed 2002-03-27
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                          DRAFT 3-26-2002
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File No. 0-26290

                                  BNCCORP, INC.
             (Exact name of registrant as specified in its charter)
             Delaware                                    45-0402816
  (State or other jurisdiction of           I.R.S. Employer Identification No.)
   incorporation or organization)

           322 East Main                                    58501
      Bismarck, North Dakota                             (Zip Code)
(Address of principal executive office)

       Registrant's telephone number, including area code: (701) 250-3040

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2002 was $14,594,000.

     The number of shares of the Registrant's common stock outstanding on March 15, 2002 was 2,399,170.

     Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III hereof.

                                  BNCCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I
Item 1.    Business........................................................   3
Item 2     Properties......................................................   9
Item 3.    Legal Proceedings...............................................   9

Item 4.    Submission of Matters to a Vote of Security Holders.............  10

                                     PART II
Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters........... 10
Item 6.    Selected Financial Data........................................   10
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..... 12
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......  37
Item 8.    Financial Statements and Supplementary Data.....................  41
Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure........................................  79
                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..............  79
Item 11.   Executive Compensation..........................................  79
Item 12.   Security Ownership of Certain Beneficial Owners and Management..  79
Item 13.   Certain Relationships and Related Transactions..................  79

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.....................................................  79

                                     PART I

Item 1.Business

General

BNCCORP, Inc. ("BNCCORP"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. BNCCORP (together with its consolidated subsidiaries, "BNC" or the "Company") provides a broad range of banking and financial services to small and mid-size businesses, private banking clients and consumers through its 18 facilities in North Dakota, Minnesota and Arizona. BNCCORP operates primarily through its commercial banking subsidiaries, BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC-Minnesota") and BNC National Bank of Arizona ("BNC-Arizona"), together with BNC-Minnesota, the "Banks."

Growth Strategy

BNCCORP was initially established in 1987 with the objective of acquiring strategically located banks primarily in North Dakota. Since that time, the banking industry has undergone rapid change. Many non-bank competitors have entered into the banking business. The proliferation of non-bank competitors has resulted in the availability of a multitude of financial products and services. Technological advances have improved delivery systems and given customers immediate access to these products and services. To remain competitive in this rapidly changing environment, BNCCORP has expanded its products and services as well as its market areas. The Company is committed to acting as a full-service provider of financial services, including traditional banking, trust, asset management, brokerage, insurance, financial planning and other services. See "-Products and Services."

BNC emphasizes expanded product and service offerings, customer service and local relationship banking with small and mid-size businesses, private banking clients and consumers. Management believes that the Company's entrepreneurial approach to banking and the introduction of new products and services will continue to attract small and mid-size businesses. Such businesses frequently have difficulty finding banking services that meet their specific needs and have sought banking institutions that are more relationship-oriented.

Expansion, mergers and divestitures have played an important role in BNC's strategy. During the three years ended December 31, 2001, the Company completed the following transactions: established a new banking subsidiary, BNC-Arizona in July 2001; merged BNC-North Dakota with and into BNC-Minnesota in November 2000; and sold its asset-based lending subsidiary, BNC Financial Corporation in December 1999. See Note 2 to the Consolidated Financial Statements included under Item 8 of Part II for a summary of these transactions.

Management believes that its increased product and service offerings and acquisitions have generated significant growth for the Company. BNC's total assets have increased from $118.0 million at December 31, 1992 to $585.1 million at December 31, 2001. The Company's goal is the creation of a well-capitalized $1 billion financial services organization focused on local relationship banking. Efforts are ongoing to ensure that the executive management team and operating systems are in place to achieve this goal. BNC will continue to emphasize internally-generated growth. The Company will also seek growth opportunities through acquisition of financial services companies or de novo branching in North and South Dakota, Minnesota, Arizona and, possibly, Iowa, Nebraska and Wisconsin.

Market Areas

BNC's primary market areas are the Minneapolis/St. Paul (Minnesota) metropolitan area, the Tempe/Phoenix/ Mesa (Arizona) metropolitan area (where BNC - Arizona operates from 3 locations in Tempe and Phoenix), the Bismarck/Mandan and Fargo (North Dakota) metropolitan areas and the rural communities surrounding the branch offices of BNC - Minnesota (Crosby, Ellendale, Garrison, Kenmare, Linton, Stanley and Watford City, North Dakota). As of December 31, 2001, 33 percent of the Company's loans were to borrowers located in Minnesota, 41 percent were to borrowers located in North Dakota, 8 percent were to borrowers located in South Dakota, and 16 percent were to borrowers located in Arizona. The remaining 2 percent represents loans to borrowers in other states. Other than brokered certificates of deposit and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area. The following table presents total deposits held and net loans outstanding at each of BNC's locations:


                                   December 31, 2001
                                -----------------------
           Location               Total      Net Loans
                                 Deposits   Outstanding (1)
-----------------------------   ----------  -----------
                                    (in thousands)

BNC-Minnesota:
  Bismarck.................      $194,881    $118,973
  Crosby...................        18,263         277
  Ellendale................        11,636         655
  Fargo....................        31,815      29,148
  Garrison.................        15,570         412
  Kenmare..................        13,955         219
  Linton...................        43,966      10,312
  Minneapolis..............        41,218     113,845
  Stanley..................        16,154         832
  Watford City.............        11,834         103
BNC-Arizona:
   Tempe...................         7,019      37,073
   Phoenix.................         1,658       9,453
BNCCORP (parent company)...            --           5
                                ----------  ----------
     Total ................      $407,969    $321,307
                                ==========  ==========
 ------------------

(1) Before allowance for credit losses, unearned income and net unamortized deferred fees and costs.


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

Deposits. Each of BNC's bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 2001, the Company continued to increase core deposits largely through the continued success of its Wealthbuilder NOW and money market deposit accounts introduced during 1999. These are competitively priced floating rate accounts with rates variable at management's discretion. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. The Banks also issue brokered deposits and obtain direct non-brokered certificates of deposit through national deposit networks when such transactions are beneficial to the Banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Deposits" included under Item 7 of Part II.

Trust and Financial Services. BNC-Minnesota's Financial Services Division provides a wide array of trust and other financial services. Such services include employee benefit and personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

Brokerage Services. BNC-Minnesota's subsidiary, BNC Asset Management, Inc. ("BNC AMI"), with offices in Bismarck and Fargo, North Dakota and Minneapolis, Minnesota, provides trading, investment management of institutional and individual accounts, company-sponsored mutual funds and investment banking.

Insurance Services. Insurance services are provided through the BNC-Minnesota's subsidiary, BNC Insurance, Inc. ("BNC Insurance"). These services include personal insurance products such as home, automobile and other vehicle insurance; universal and mortgage life insurance; business insurance such as commercial property and general liability, workers' compensation, business automobile and excess liability coverage; life, health and annuities; farm and crop insurance; and commercial trucking insurance.

The variety of products and services offered by the Company provides opportunities to solidify customer relationships by meeting more of the banking and financial needs of the Company's current customer base. They also present opportunities to establish new customer relationships in the markets served by BNC.

Distribution Methods

BNC offers its banking and financial products and services through traditional industry distribution methods including its network of offices. In addition, the Company offers 24-hour telephone banking services through its voice response system, BNC Bankline. The Company also provides internet banking and cash management services through its internet banking site at www.bncbank.com. This system allows customers to process account transactions, funds transfers, wires, automated clearing house "(ACH)" transactions, stop payments and obtain account history and other information using their personal computers and modems. Mobile branches operating in Fargo, North Dakota and Tempe, Arizona are also of great convenience to Bank customers.

Risk Management

The uncertainty of whether events, expected or otherwise, will have an adverse impact on the Company's capital or earnings is an inevitable component of the business of banking. To ensure that the risks inherent in BNC's business are identified, measured, controlled and monitored, the Company has established a management committee composed of senior management members (the "Management Committee"). The Management Committee is responsible for determining the desired risk profile of the Company, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and risk appetite and making capital management decisions to appropriately fund the Company's portfolio of investments. The Management Committee addresses each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in the Company's business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic and reputation risk. In each identified risk area, the Management Committee measures the level of risk to the Company based on the business it conducts and develops plans to bring risks within acceptable tolerances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loan Portfolio and-Liquidity, Market and Credit Risk" included under
Item 7 of Part II and "Quantitative and Qualitative Disclosures About Market Risk," under Item 7a of Part II for further discussion of credit, liquidity and interest rate risk.

Competition

The deregulation of the banking industry and the increasing availability of nationwide interstate banking have increased the level of competition in the Company's already intensely competitive market areas. Competition is encountered in seeking deposits, obtaining loan customers and in providing all of the other banking and financial products and services offered by BNC. Principal competitors include multi-regional financial institutions such as Wells Fargo, U.S. Bancorp and Community First Bankshares, Inc. as well as large and small thrifts, independent banks, credit unions and many national and regional brokerage houses. BNC also competes with other non-bank financial institutions, including retail stores that maintain their own credit programs and government agencies that make low cost or guaranteed loans available to certain borrowers. Some of these competitors have greater resources and lending limits than BNC, and may offer certain services that BNC does not provide. In addition, some of the non-bank financial institutions that compete with BNC are not subject to the extensive federal regulations that govern BNC. Management believes that many competitors have emphasized retail banking and financial services, leaving the small and mid-size business market underserved. This has allowed BNC to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and the future profitability of the Company will depend on its ability to continue to compete successfully in its market areas. See "Supervision and Regulation-Recently Enacted Legislation."

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

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Banks to BNCCORP who is defined as an "affiliate" of the Banks under the Act. Section 23B of the Act places standards of fairness and reasonableness on other of the Banks' transactions with its affiliates.

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

Capital Adequacy. The capital adequacy of BNCCORP and the Banks is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Banks to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of the Banks, should the Banks become "undercapitalized" under capital guidelines. See Note 12 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion regarding the capital status of BNCCORP and the Banks.

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

Deposit Insurance. FDIC-insured depository institutions that are members of the FDIC's Bank Insurance Fund and Savings Association Insurance Fund pay insurance premiums at rates based on their assessment risk classification, which is determined in part based on the Banks' capital ratios and in part on factors that the FDIC deems relevant to determine the risk of loss to the insurance funds.

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

Conservator and Receivership Powers. Federal banking regulators have broad authority to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. If the Banks were placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, BNCCORP, as the sole stockholder of the Banks, would likely lose its investment in the Banks.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "Financial Modernization Act") has expanded the powers of banks and bank holding companies to sell any financial product or service, closed the unitary thrift loophole, reformed the Federal Home Loan Bank ("FHLB") System to increase community banks' access to loan funding, protected banks from discriminatory state insurance regulation and established a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The Financial Modernization Act also included new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties. Throughout 2001, the Company has been reviewing implementing regulations and other guidance issued by bank regulatory agencies in response to the Financial Modernization Act and establishing policies, procedures and programs required or recommended by such regulations and guidelines.

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

Employees

At December 31, 2001, BNC had 229 employees, including 219 full-time equivalent employees. None of BNC's employees is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

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

BNC National Bank's facilities at 100 West Main Street (Mandan), Garrison and Watford City, North Dakota and the land at South 3rd Street (Bismarck) are leased. The facilities occupied by BNC National Bank and BNC AMI at 333 South Seventh Street, Minneapolis, Minnesota, and facilities occupied by BNC-Arizona at 640 and 660 South Mill Avenue, Tempe, Arizona, along with 2725 East Camelback Road, Phoenix, Arizona are also leased.

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

Item 3.     Legal Proceedings

The Company is currently not a party to any material legal proceedings. Periodically, and in the ordinary course of business, various claims and lawsuits which are incidental to BNC's business may be brought against or by BNC, such as claims to enforce liens, condemnation proceedings on properties in which BNC holds security interests, claims involving the making and servicing of real property loans and other issues incidental to the Company's business. In the opinion of management, based upon the advice of legal counsel, the resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.



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


                            2002                2001               2000
                     -----------------   -----------------  ------------------
Period                High      Low       High      Low      High       Low
                     -------   -------   -------   -------  --------  --------

First Quarter......   $8.90     $7.28     $8.56     $5.94    $ 7.25     $5.81
Second Quarter.....      --        --      9.50      7.00      6.94      5.88
Third Quarter......      --        --      9.41      7.51      6.56      5.75
Fourth Quarter.....      --        --      8.45      7.28      6.50      5.38


On March 15, 2002, there were 92 record holders and 996 beneficial owners of the Company's Common Stock.

BNCCORP's policy is to retain its earnings to support the growth of its business. The board of directors of BNCCORP has never declared cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The ability of BNCCORP to pay cash dividends largely depends on the amount of cash dividends paid to it by the Banks. Capital distributions, including dividends, by the Banks are subject to federal regulatory restrictions tied to the banks' earnings and capital. Approval of the OCC, the Banks' principal regulator, would be required for the Banks to pay dividends in excess of the Banks' earnings retained in the current year plus retained net profits for the preceding two years. See "Supervision and Regulation-Dividend Restrictions" included under
Item 1 of Part I.

Item 6.     Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the historical audited consolidated financial statements of the Company. The Consolidated
Balance Sheets as of December 31, 2001, 2000, 1999, 1998 and 1997 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the five years in the period ended December 31, 2001 were audited by Arthur Andersen LLP, independent public accountants. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.


                           Selected Financial Data (1)

                                    For the Years Ended December 31,
                             ---------------------------------------------------
                             2001       2000      1999       1998       1997
                             --------  ---------  --------  ---------  ---------
                         (dollars in thousands, except share and per share data)

Income Statement Data:
Total interest income........ $ 39,201  $ 41,763   $28,931   $ 27,801   $ 25,232
Total interest expense.......   23,544    28,117    16,574     15,152     13,132
                               -------- ---------  --------  ---------  --------
Net interest income..........   15,657    13,646    12,357     12,649     12,100
Provision for credit losses..    1,699     1,202     1,138      1,201      2,518
Noninterest income...........    8,975     7,773     6,068      4,843      3,928
Noninterest expense..........   20,833    17,430    18,215     13,379     11,256
Provision for (benefit from)
   income taxes..............      608       906     (399)      1,030        955
                               -------- ---------  --------  ---------  --------
Income (loss) from
continuing operations........ $  1,492  $  1,881   $ (529)   $  1,882   $  1,299
                              ======== ==========  ========  ========= =========
Balance Sheet Data:
(at end of period)
Total assets................. $585,057  $570,016   $456,877  $372,240   $345,630
Investments and federal
   funds sold                  226,681    263,185   154,492    96,601     94,624
Loans, net of unearned
    income...................  320,791    268,925   262,051   247,181    220,149
Allowance for credit losses..   (4,325)    (3,588)   (2,872)   (2,854)    (2,919)
Total deposits...............  407,969    362,464   324,711   284,499    262,824
Short-term borrowings........  117,960    150,428    88,700    49,290     46,503
Long-term borrowings.........       13     12,642    14,470     9,195      8,285
Guaranteed preferred
   beneficial interests in
   Company's subordinated
   debentures................   22,244      7,606        --        --         --
Stockholders' equity.........   30,679     29,457    23,149    25,255     23,148
Book value per common share
    outstanding.............. $  12.79  $   12.30  $   9.65  $  10.57   $   9.64
Earnings Performance Data (1):
Return on average total
    assets...................    0.22%      0.35%   (0.13)%     0.54%      0.42%
Return on average stockholders'
   equity....................    4.04%      7.68%   (2.13)%     8.48%      6.16%
Net interest margin..........    2.95%      2.72%     3.41%     3.88%      4.27%
Net interest spread..........    2.51%      2.41%     3.09%     3.43%      3.82%
Basic earnings (loss) per
   common share.............. $  0.62   $   0.78   $ (0.22)  $   0.79    $  0.54
Diluted earnings (loss) per
common share................. $  0.62   $   0.78   $ (0.22)  $   0.75    $  0.54
Balance Sheet and Other Key
     Ratios (1):
Nonperforming assets to total
   assets....................   0.76%      0.12%     0.63%      1.21%      0.43%
Nonperforming loans to total
   loans....................    1.36%      0.22%     0.63%      0.97%      0.68%
Net loan charge-offs to
   average loans............   (0.31)%    (0.19)%   (0.45)%    (0.54)%    (0.53)%
Allowance for credit losses
   to total loans...........
 Allowance for credit losses    1.35%      1.33%     1.10%      1.15%      1.33%
   to nonperforming loans...      99%       619%      173%       119%       195%
Average stockholders' equity to
   average total assets......   5.42%      4.56%     6.32%      6.33%      6.89%
-------------------------

(1)   From continuing operations for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's financial performance in 2001 reflected continued growth in net interest income and noninterest income driven by lending opportunities in new and existing markets and a strategic shift of the earning asset mix from investment securities to loans. The Company saw continued progress in the growth of its Wealthbuilder family of NOW and money market deposit products. The average balance of NOW and money market deposits increased $22.7 million or 17 percent to $159.2 million for 2001 from an average of $136.5 million for 2000. Net interest income for the year ended December 31, 2001, was $15.7 million, as compared with $13.6 million and $12.4 million reported in the previous two years. Noninterest income rose to $9.0 million in 2001 from $7.8 million and $6.1 million in 2000 and 1999, respectively. In the process of shifting the earning asset mix to loans from investment securities, in addition to adjusting the investment portfolio's risk/reward profile in response to the dramatic shift in interest rates during the year, net realized gains on sales of securities increased by $1.1 million to $1.4 million in 2001. The increase in net realized gains on sales of securities accounted for 93 percent of the increase in noninterest income as insurance commissions, loan fees, brokerage income and trust and financial services, remained relatively steady in the face of the challenging national economic environment. Noninterest expense rose to $20.8 million in 2001 from $17.4 million in 2000 reflecting higher salaries and employee benefits, occupancy, and marketing expense primarily associated with the Company's establishment of a banking subsidiary in Arizona. In addition, noninterest expense increased due to the expense associated with the Company's issuances of trust preferred securities in 2000 and 2001.

The Company recorded 2001 net income of $1.2 million, or $0.51 per share on a diluted basis, compared to net income of $2.3 million, or $0.96 per share on a diluted basis for 2000, and net income of $242,000, or $0.10 per share on a diluted basis for 1999. Income from continuing operations for 2001 was $1.5 million or $0.62 per share on a diluted basis. This compares to $1.9 million, or $0.78 per share on a diluted basis for 2000 and a loss from continuing operations of $529,000 or $0.22 per share on a diluted basis in 1999.

Performance highlights in the year 2001 included:

     * Loans and leases increased 19 percent, to $320.8 million. In addition to the 19 percent increase in net loans outstanding, gross loans originated continued to increase as the total loans sold to other financial institutions on a nonrecourse basis increased $19.8 million, or 9%, to $235.8 million.

     * Expansion into the Tempe/Phoenix, Arizona marketplace though the establishment of a banking subsidiary, BNC-Arizona.

     * Issuance of $15.0 million in floating rate trust preferred securities and retirement of the remaining $12.6 million of the Company's 8 5/8 percent subordinated notes due May 31, 2004. See Note 9 "Notes Payable" and Note 10 "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" under Item 8 for further information related to the Company's trust preferred securities.

     * Investment securities decreased 17 percent to $219.2 million from $263.2 million the prior year reflecting a strategic shift in the earning asset mix from investment securities to loan opportunities arising from the Company's new and existing markets.

     * Deposits increased 12.6 percent, to $408 million. The deposit growth was driven by continued success of the Wealthbuilder family of NOW and money market accounts.

     *    Noninterest income increased 15.5 percent to $9.0 million.

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

            Analysis of Average Balances, Interest and Yields/Rates (1)

                                                 For the Years ended December 31,
                                 -----------------------------------------------------------------
                                         2001                  2000                  1999
                                 --------------------- --------------------- ---------------------
                                         Interest Average            Interest Average            Interest Average
                                 Average  earned  yield of  Average   earned  yield or  Average   earned  yield or
                                 balance or paid    cost    balance  or paid    cost    balance  or paid    cost
                                -------- -------- --------  -------  -------- --------  ------- --------- --------
                                                             (dollars in thousands)
Assets
  Federal funds sold/interest
     bearing due from........  $  1,830  $     51   2.79%   $  5,660  $   242   4.28%   $  1,818  $     90   4.95%
   Taxable investments........  206,572    12,716   6.16%    225,559   16,054   7.12%    105,145     6,372   6.06%
  Tax-exempt investments......   16,453       829   5.04%     17,624      940   5.33%      7,788       386   4.96%
  Loans (2)...................  309,661    25,605   8.27%    255,798   24,527   9.59%    250,158    22,083   8.83%
  Allowance for credit losses.   (4,153)      --              (3,405)     --              (2,890)       --
                                -------- --------           --------  --------           -------  --------
     Total interest-earning     530,363    39,201   7.39%    501,236   41,763   8.33%    362,019    28,931   7.99%
     assets (3)...............
  Noninterest-earning assets:
     Cash and due from banks..   11,997                        8,939                                 7,704
     Other....................   25,712                       27,579                                22,584
                               --------                     --------                              --------
         Total assets........  $568,072                     $537,754                              $392,307
                               ========                     ========                              ========
Liabilities and Stockholders'
Equity
  Deposits:
    NOW and money market
       accounts............... $159,198  $  4,987   3.13%   $136,450   7,341    5.38%   $ 91,671    3,632    3.96%
    Savings...................    3,813        57   1.49%      4,097      86    2.10%      6,294      129    2.05%
  Certificates of deposit:
    Under $100,000............  104,802     5,631   5.37%    108,170   6,033    5.58%    125,470    6,469    5.16%
    $100,000 and over.........   77,140     4,447   5.76%     54,177   3,406    6.29%     43,140    2,307    5.35%
                               --------  --------           -------- --------           -------- ---------
  Total interest-bearing        344,953    15,122   4.38%    302,894  16,866    5.57%    266,575   12,537    4.70%
  deposits....................
  Short-term borrowings:
    Securities and loans sold
      under agreements to
      repurchase and federal
      funds purchased.........   10,206       449   4.40%    97,682    6,326    6.48%     21,685    1,129    5.21%
    FHLB notes payable........  118,705     7,178   6.05%    60,561    3,673    6.07%     40,308    2,174    5.39%
  Long-term borrowings........    8,378       777   9.27%    13,497    1,252    9.28%      9,872      734    7.44%
                               --------  -------- --------  ------- --------            -------- ---------
         Total interest
         bearing labilities...  482,242    23,526   4.88%   474,634   28,117    5.92%    338,440   16,574    4.90%
Noninterest-bearing demand
   accounts..................    32,152                      28,656                       27,094
                                -------                     -------                     --------
         Total deposits and
          interest-bearing
          liabilities......... 514,394                      503,290                      365,534
Other noninterest-bearing
   liabilities................   8,766                        6,850                        5,567
                                -------                     -------                     --------
         Total liabilities.... 523,160                      510,140                      371,101
Subordinated debentures.......  13,542                        3,108                           --
Stockholders' equity..........  31,370                       24,506                       21,206
                               -------                      -------                     --------
         Total liabilities and
          stockholders' equity $568,072                    $537,754                     $392,307
                               ========                    ========                     ========
Net interest income...........            $15,675                    $13,646                      $12,357
                                          =======                    ======                       =======
Net interest spread...........                      2.51%                       2.41%                        3.09%
                                                   ======                       ======                      ======
Net interest margin...........                      2.95%                       2.72%                        3.41%
                                                   ======                       ======                      ======
  Ratio of average interest-
    earning assets to average
    interest-bearing
    liabilities...............  109.98%                     105.60%                     106.97%
                              ========                      =======                    =======
 --------------------

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

                   Analysis of Changes in Net Interest Income (1)

                                        For the Years Ended December 31,
                                ------------------------------------------------
                                2001 Compared to 2000     2000 Compared to 1999
                                ------------------       --------------
                                  Change Due to           Change Due to
                                -----------------        --------------
                                  Volume   Rate   Total  Volume  Rate   Total
                                --------- ------- ------ ------ ------ --------
                                                 (in thousands)

Interest-Earning Assets
  Federal funds sold/interest-
     bearing due from.......... $  (164) $  (27) $ (191)  $ 190 $  (38) $   152
  Investments..................  (1,409) (2,040) (3,449)  7,794  2,442   10,236
  Loans........................   5,165  (4,087)  1,078     498  1,946    2,444
                                -------- ------- -------- ----- ------- -------
    Total increase (decrease)
    in interest income.........   3,592  (6,154) (2,562)  8,482  4,350   12,832
                                -------- ------- -------- ----- ------- -------
Interest-Bearing Liabilities
  NOW and money market accounts   1,224  (3,578) (2,354)  1,774  1,935    3,709
  Savings......................      (6)    (23)    (29)    (45)     2      (43)
  Certificates of Deposit:
    Under $100,000.............    (188)   (214)   (402)   (892)   456     (436)
    $100,000 and over..........   1,444    (403)  1,041     590    509    1,099
  Short-term borrowings:
    Securities and loans sold
     under agreements to
     repurchase and federal
     funds purchased.......      (5,665)   (212) (5,877)  3,957  1,240    5,197
    FHLB notes payable.........   3,526     (21)  3,505   1,092    407    1,499
  Long-term borrowings.........    (475)     --    (475)    270    248      518
                                -------- ------- -------- ----- ------- -------
  Total increase (decrease) in
  interest expense.............   (140)  (4,451) (4,591)  6,746  4,797   11,543
                                ======== ======= ======= ====== ======= =======
  Increase (decrease) in net
     interest income
  income.......................$  3,732 $(1,703) $2,029  $1,736 $ (447) $ 1,289
                                ======== ======= ======= ====== ======= =======

(1)  From continuing operations for all periods presented.

Year ended December 31, 2001 compared to year ended December 31, 2000. Net interest income increased $2.0 million, or 14.7 percent, to $15.6 million as compared to $13.6 million. Net interest spread and net interest margin increased to 2.51 and 2.95 percent, respectively. The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors.


                  Net Interest Income Analysis - 2001 vs. 2000 (1)

                                                  For the Years
                                               Ended December 31,      Change
                                                       31,
                                               ------------------ --------------
                                                2001      2000
                                               -------  ---------
                                              (amounts in millions)

Total interest income decreased.............   $ 39.2    $  41.8  $ (2.6)   (6)%

  Due to:
    Increase in average earning assets......   $530.4    $ 501.2  $  29.2     6%
  Driven by:
    Decrease in average investments (a).....   $223.0    $ 243.2  $         (8)%
    Increase in average loans (b)...........   $309.7    $ 255.8  $  53.9    21
  The increases in average earning assets
  volume were
    offset by:
    Decreased yield on earning assets.......     7.39%     8.33%  (0.94)%  (11)%
  Driven by:
    Decreased yield on loans (c)............     8.27%     9.59%  (1.32)%  (14)%
    Decreased yield on investments (d)......     6.07%     6.99%  (0.92)%  (13)%
  These decreases were somewhat offset by:
    Mix change in earning asset portfolio -
      Average loans as a percent of total
      interest-earning assets (e)...........       58%       51%       7%    14%
Total interest expense decreased............   $ 23.5   $  28.1   $ (4.6)  (16)%
  Due to:
    Increase in average interest-bearing
    liabilities.............................   $ 482.2  $ 474.6   $  7.6      2%
  Driven by:
    Increase in average interest-bearing
    deposits (f)............................   $ 345.0  $ 302.9   $ 42.1     14%
    Decrease in average borrowings (g)......   $ 137.3  $ 171.7   $(34.3)  (20)%

  These increases in average interest-
  bearing liabilities were offset by:
    Decrease in cost of interest-bearing         4.38%    5.57%   (1.19)%  (21)%
    deposits (h)............................
    Decrease in cost of borrowings (i)......     6.12%    6.55%   (0.43)%   (7)%
--------------------

(1)  From continuing operations for all periods presented.

(a) Reflecting strategic shift in earning asset mix from investment securities to loans arising from lending opportunities in the Minnesota, North Dakota and Arizona markets.

(b) Loan growth is attributable to increases in loans originated in the Minnesota, North Dakota and Arizona markets.

(c) The decreased loan yield is reflective of a 475bp decrease in the prime rate over the course of 2001 as monetary policy eased in response to weakening national economic conditions.

(d) The decreased investment yield reflects the lower rate environment in 2001 as well as the reduction in the size of investment portfolio in order to shift the earning asset mix toward loans.

(e) The decrease in investment securities noted in (a) along with the increase in average loans noted in (b) caused this change in the mix of the earning asset portfolio.

(f) Deposit growth is primarily attributable to the continued success of the Wealthbuilder family of NOW and money market accounts in addition to increased use of direct non-brokered "National" certificates of deposit obtained via posting rates on national networks. "National" certificates of deposit were $34.0 million as of December 31, 2001 compared to $9 million on December 31, 2000.





(g) Decreased FHLB borrowings due to greater use of "National" certificates of deposit as a wholesale funding source in order to maintain borrowing capacity at the FHLB, support the earning asset base, and take advantage of favorable costs of "National" certificates of deposits relative to FHLB borrowings. In addition, the Company redeemed the remaining $12.6 million of its 8 5/8 percent subordinated notes due May 31, 2004 through the exercise of its call option.

(h) Decreased cost of interest-bearing deposits is reflective of the rise in volume of Wealthbuilder NOW and money market accounts and the associated decreases in cost as interest rates declined during 2001. The Wealthbuilder accounts carry rates that are variable at management's discretion. Management lowered the rates paid for these deposits in response the monetary easing that took place during 2001 while maintaining the competitive nature of the Wealthbuilder products in the Company's various markets. Additionally, in a lower rate environment, the cost of certificates of deposit also decreases with renewals and new accounts.

(i) Rates are reflective of the overall decreased rate environment in 2001 as compared to 2000.

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


                  Net Interest Income Analysis - 2000 vs. 1999 (1)

                                                 For the Years
                                                Ended December         Change
                                                      31,
                                               ------------------  ----------------
                                                2000      1999
                                               -------  ---------
                                                  (amounts in
                                                   millions)

Total interest income increased.............   $41.8     $  28.9   $  12.9     45%

  Due to:
    Increase in average earning assets......   $501.2    $ 362.0   $ 139.2     38%
  Driven by:
    Increase in average investments (a).....   $243.2    $ 112.9   $ 130.3    115%

    Increase in average loans (b)...........   $255.8    $ 250.2    $  5.6      2%
  The increases in average earning assets
  volume were coupled with:
    Increased yield on earning assets.......    8.33%      7.99%     0.34%      4%
  Driven by:
    Increased yield on loans (c)............    9.59%      8.83%     0.76%      9%
    Increased yield on investments (d)......    6.99%      5.98%     1.01%     17%
  These increases were somewhat offset by:
    Mix change in earning asset portfolio -
      Average loans as a percent of total
      interest-earning assets (e).. ........      51%        69%     (18)%   (26)%
Total interest expense increased............   $ 28.1    $  16.6   $  11.5     69%
  Due to:
    Increase in average interest-bearing
    liabilities.............................   $474.6    $ 338.4   $ 136.2     40%
  Driven by:
    Increase in average interest-bearing
    deposits (f)............................   $302.9    $ 266.6   $  36.3     14%
    Increase in average borrowings (g)......   $171.7    $  71.9   $  99.8    139%
   These increases were coupled with:
    Increase in cost of interest-bearing        5.57%      4.70%     0.87%     19%
    deposits (h)............................
    Increase in cost of borrowings (i)......    6.55%      5.62%     0.93%     17%

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


(h) Increased cost of interest-bearing deposits is reflective of the volume of Wealthbuilder NOW and money market accounts and the associated increases in cost as interest rates rose during 2000. During 2000 and 1999, the Wealthbuilder accounts were indexed to and floated with the 90 day T-bill rate. Additionally, in a higher rate environment, the cost of certificates of deposit also increases with renewals and new accounts.

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

The provision for credit losses for the year ended December 31, 2001 was $1.7 million as compared to $1.2 million in 2000 and $1.1 million in 1999.

Noninterest Income. The following table presents, for the periods indicated, the major categories of the Company's noninterest income as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations following the table:

                             Noninterest Income (1)

                                                             Increase (Decrease)
                                                    --------------------------------------
                          For the Years Ended         2001 - 2000         2000 - 1999
                             December 31,
                      ----------------------------  -----------------   ----------------
                       2001      2000      1999        $        %          $        %
                      --------  --------  --------  --------  -------   --------  ------
                            (in thousands)


Fees on loans........  $2,063   $ 1,941   $ 1,435    $  122       6% (a) $  506     35% (a)
Insurance commissions   1,891     2,003     2,045      (112)    (6)% (b)   (42)    (2)% (b)
Brokerage income.....   1,407     1,466       797       (59)    (4)% (c)    669     84% (c)
Net gain on sales of
  securities ........   1,396       276       198     1,120     406% (d)     78     39%
Trust and financial
services.............     899     1,064       589      (165)   (16)% (e)    475     81% (e)
Service charges......     689       604       536        85      14% (f)     68     13% (f)
Rental income........     133        56       121        77     138%       (65)   (54)%
Other................     497       363       347       134      37%         16      5%
                      --------  --------  --------  --------            --------
Total noninterest
income...............  $8,975   $7,773    $ 6,068   $ 1,202      15%     $1,705     28%
                      ========  ========  ========  ========            ========

--------------------
(1) From continuing operations for all periods presented.

(a) The increase in loan fees for 2001 and 2000 is largely attributable to loans originated and sold. In 2000, BNC AMI also generated some loan fees upon placement of credit into the secondary market. Management cannot predict with any degree of certainty the amount of loans which will be originated or placed and related loan fees which will be recognized in future periods.

(b) In 2000, insurance commissions remained relatively stable in spite of a reduction in the number of insurance agents. In 2001, insurance commissions experienced a decline in the face of a challenging economic environment.

(c) Increase for 2000 is attributable to the addition of brokerage staff at BNC AMI and successful efforts to cross-sell brokerage services to bank customers. In 2001, brokerage income was relatively stable in the face of a challenging economic environment and a prolonged period of soft conditions in equity markets.


(d) Net gain on sales of securities increased as a function of selling investment securities in the process of shifting the earning asset mix from investment securities to loan opportunities available in new and existing markets. In addition, given the significant decline in interest rates during 2001, sales of investment securities were necessary in order to adjust the forward-looking risk/reward profile of the investment portfolio.

(e) The 2000 increase is attributable to fees associated with the BNC U.S. Opportunities Fund, LLC which was formed on September 1, 1999 and is managed by the BNC-Minnesota's Financial Services Division. In 2001, the fees from the BNC U.S. Opportunities Fund, LLC decreased as the fees are a function of the asset size of the fund. The fund's asset size was negatively impacted by the overall decline in equity markets.

(f) Service charges increased in 2001 and 2000 as the Company continued to increase its Wealthbuilder NOW and money market volume along with an increase in non-interest bearing deposits which are primarily business deposit relationships that tend to utilize a greater level of fee-based deposit services.


Noninterest Expense. The following table presents, for the periods indicated, the major categories of the Company's noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and material changes are discussed in lettered explanations below the table:

                             Noninterest Expense (1)
                                                                      Increase (Decrease)
                                                            -------------------------------------
                                 For the Years Ended
                                     December 31,             2001 - 2000           2000 - 1999
                              ---------------------------  -------------------    -----------------
                               2001      2000      1999       $          %         $        %
                              --------  -------   -------  ---------  --------    --------  -------

                                 (in thousands)
     Salaries and employee
        benefits...............$10,355  $ 8,891   $ 8,854   $  1,464       16% (a)  $  37       --
     Occupancy.................  1,925    1,360     1,248        565       42% (b)    112       9%
     Depreciation and
     amortization..............  1,846    1,659     1,586        187       11%         73       5%
     Minority interest in
      income of subsidiaries...  1,377      399        --        978      245% (c)    399       -- (c)
     Professional services.....  1,349    1,290     1,214         59        5%         76       6%
     Office supplies,
      telephone and postage      1,001      940       941         61        6%        (1)       --
     Marketing and promotion...    877      597       621        280       47% (d)   (24)     (4)%
     FDIC and other assessments    193      200       191         (7)     (4)%         9        5%
     Repossessed and impaired
      asset expenses/write-offs    141      470     2,271       (329)    (70)% (e) (1,801)    (79%) (e)
     Other.....................  1,769    1,624     1,289        145        9%        335      26%  (f)
                               --------  -------   -------  ---------            --------
      Total noninterest
      expense..................$20,833   $17,430  $18,215   $  3,403       20%    $ (785)      (4)%
                               ========  =======   =======  =========             ========
     Efficiency ratio (g)...... 84.57%   81.38%    98.86%      3.19%              (17.48)%

--------------------
(1)  From continuing operations for all periods presented.

(a) 2001 increase reflects additions to personnel associated with the Company's establishment of a banking subsidiary in Arizona along with additional personnel in the Minneapolis market.

(b) Increase in 2001 associated with new facilities due to the establishment of a banking subsidiary in Arizona, along with recording a full year's occupancy expense for BNC - Minnesota's Fargo, North Dakota branch.

(c) This is the interest expense associated with the trust preferred securities issued in July 2000 and the additional interest expense from the floating rate trust preferred securities issued in July 2001. The increase in 2001 reflects a the full year expense of the July 2000 issue along with five months of expense on the July 2001 issuance. See Note 10 to the Consolidated Financial Statements included under Item 8 for further information related to the Company's trust preferred offerings.

(d) Increased marketing costs reflecting development of the Company's new markets in Arizona and Fargo, North Dakota.

(e) 1999 included write-downs to estimated net realizability of other real estate owned and repossessed assets. The Company had no assets classified as other real estate owned at December 31, 2001 and repossessed assets were valued at $84,000.


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

The following table presents the Company's assets by category as of December 31, 2001, 2000 and 1999, as well as the amount and percent of change between the dates. Material changes are discussed in lettered notes following the table
(amounts     are     in     thousands):

                                     Assets
                                                               Increase (Decrease)
                                                      -------------------------------------
                            As of December 31,          2001 - 2000          2000 - 1999
                      ----------------------------    ----------------    -----------------
                        2001      2000      1999        $          %          $         %
                      -------   --------  --------    ------    ------    --------   ------

Cash and due from
 banks............... $16,346   $ 14,988  $ 12,816    $1,358        9%    $  2,172      17%
Interest-bearing
 deposits with banks      126        595     5,565      (469)    (79)%      (4,970)   (89)%
Federal funds sold..    7,500         --     3,500     7,500      100%      (3,500)  (100)%
Investment
 securities
 available for sale.  219,181    263,185   150,992   (44,004)    (17)% (a) 112,193      74% (a)
Loans and leases, net 316,466    265,337   259,179    51,129       19% (b)   6,158       2% (b)
Premises, leasehold
 improvements and
 equipment, net.....   15,403     14,873    12,006       530        4%       2,867      24%
Interest receivable.    3,008      3,854     2,613      (846)    (22)%       1,241      47%
Other assets........    4,856      4,465     6,945       391        9%      (2,480)   (36)%
Deferred changes and
 intangible assets,
 net................    2,171      2,719     3,261      (548)    (20)%        (542)   (17)%
                      --------  --------- --------   --------            ---------
    Total assets.... $585,057   $570,016  $456,877   $15,041        3%    $113,139      25%
                      ========  ========= ========   ========            =========


(a) The Company implemented a balance sheet leveraging strategy beginning late in 1999 whereby the earning asset portfolio was increased through the purchase of additional investment securities funded primarily by borrowings from the FHLB. In 2001, the Company began to strategically shift the larger earning asset base to loans from investment securities.

(b) In 2001, the Company increased its net loans and leases by strategically shifting its earning asset mix toward loans from investment securities. The increase in net loans and leases reflected commercial real estate and real estate construction loans arising from opportunities primarily in the Arizona and Minnesota markets. The 2000 increase is primarily attributable to an increase in real estate construction loans. Although net loans outstanding did not increase materially, gross loans originated by the Company increased significantly in 2000 as the Company originated and sold portions of loans to other lenders on a nonrecourse basis. Loans may be sold to accommodate customers whose financing needs exceed legal lending limits and/or internal loan restrictions relating primarily to industry concentrations. Outstanding balances of loan participations sold on a nonrecourse basis were $235.8, $216.0, and $148.7 million, respectively, as of December 31, 2001, 2000 and 1999.

The following table presents the Company's liabilities, guaranteed preferred beneficial interests in subordinated debentures and stockholders' equity by category as of December 31, 2001, 2000 and 1999, as well as the amount and percent of change between the dates. Material changes are discussed in lettered notes following the table (amounts are in thousands):

           Liabilities, Subordinated Debentures and Stockholders' Equity
                                                              Increase (Decrease)
                                                     --------------------------------------
                           As of December 31,          2001 - 2001          2000 - 1999
                      -----------------------------  -----------------   ------------------
                       2001       2000      1999        $        %          $         %
                      --------  ---------  --------  --------  -------   --------- --------

Deposits:
Noninterest-bearing. $ 43,055   $ 31,459  $ 29,798   $11,596      37% (a) $  1,661       6%
Interest-bearing -
 Savings, NOW and
   money market.....  170,653    169,425   127,454     1,228       1%       41,971      33% (b)
 Time deposits
   $100,000 and over   83,809     61,720    46,779    22,089      36% (c)   14,941      32% (c)
 Other time deposits  110,452     99,860   120,680    10,592      11% (b) (20,820)    (17)% (b)
Short term borrowings 117,960    150,428    88,700   (32,468)   (22)% (d)   61,728      70% (d)
Long term borrowings       13     12,642    14,470   (12,629)  (100)% (e)   (1,828)   (13)%
Other liabilities...    6,192      7,419     5,847   (1,227)    (17)%        1,572      27%
                     ---------  ---------  --------  --------             ---------
    Total liabilities 532,134    532,953   433,728     (819)       --       99,255      23%
Guaranteed preferred
 beneficial interest
 in Company's
 subordinated
 debentures.........   22,244      7,606        --    14,638     192% (f)    7,606       -- (f)
Stockholders' equity   30,679     29,457    23,149     1,222       4% (g)    6,308      27% (g)
                     ---------  --------- ---------  --------             ---------
    Total........... $585,057   $570,016  $456,877   $15,041       3%     $113,139      25%
                     =========  ========= =========  ========             =========


(a) Noninterest-bearing deposits can fluctuate significantly on a daily basis due to transactions associated primarily with commercial customers.

(b) Increases in the "savings, NOW and money market" category are attributable to the popularity of the Company's Wealthbuilder deposit products. Success of these products has also contributed to a decrease in the "other time deposits" category as some customers have elected to transfer maturing time deposits to the more liquid and competitively priced Wealthbuilder products. During 2001, the "other time deposits" category increased due to certain special promotions in select markets.

(c) Brokered deposits totaled $34.4 million at December 31, 2001 compared to $30.7 and $13.4 million at December 31, 2000 and 1999, respectively. "National" certificates of deposit increased to $34.0 million at December 31, 2001 compared to $9 million at December 31, 2000 due to greater use of "National" certificates of deposit as a wholesale funding source in order to maintain borrowing capacity at the FHLB and take advantage of favorable costs of "National" certificates of deposits relative to FHLB borrowings.

(d) Increases in short term borrowings for 2000 are attributable to the balance sheet leveraging strategy. Decrease in 2001 reflects a reduction in FHLB borrowings resulting from a decrease in the size of the Company's investment securities portfolio as well as a shift to greater use of "National" certificates of deposit as a wholesale funding source as described above.

(e) On August 31, 2001, the Company retired its remaining 8 5/8 percent subordinated notes due May 31, 2004 through exercise of its call option by using a portion of the proceeds from the issuance of floating rate trust preferred securities in July 2001.

(f) Issuance of trust preferred securities in July 2000 and floating rate trust preferred securities in July 2001. See Note 10 to the Consolidated Financial Statements included under Item 8 for further information related to the Company's trust preferred securities.

(g) Increase for 2001 is due to earnings of $1.2 million. Increase for 2000 is attributable to earnings of $2.3 million and unrealized holding gains on securities available for sale arising during the period of $3.9 million.

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

Investments are centrally managed in order to maximize compliance (federal laws and regulations place certain restrictions on the amounts and types of investments BNC may hold) and effectiveness of overall investing activities. The primary goal of BNC's investment policy is to contribute to the overall profitability of the Company. The objective is to purchase and own securities and combinations of securities with good risk/reward characteristics. "Good" risk/reward securities are those identified through thorough analysis of the cash flows and potential cash flows as well as market value and potential future market value of the security in question given various interest rate scenarios. Investment strategies are developed in light of constant view of the Company's overall asset/liability position. As it relates to investment strategies, the focus of the Asset/Liability management committee is to determine the impact of interest-rate changes on both future income and market value of securities in the portfolio. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for additional information relating to the impact of fluctuating interest rates on the Company's net interest income.

The following table presents the composition of the investment portfolio by major category as of the dates indicated:

                      Investment Portfolio Composition (1)

                                                 December 31,
                      --------------------------------------------------------------------
                              2001                    2000                   1999
                      ---------------------   ---------------------   --------------------
                                  Estimated               Estimated              Estimated
                      Amortized    fair       Amortized   fair        Amortized  fair
                        cost      market        cost       market       cost      market
                                   value                   value                  value
                      ---------   ---------   ---------   ---------   ---------  ---------
                                                 (in thousands)
Available for Sale:
U.S. government
  agency
  mortgage-backed
  securities......... $ 42,027    $ 41,946    $ 44,272    $ 44,468    $ 26,697   $ 26,295
U.S. government
  agency securities..    4,396       4,495       4,880       4,890       4,654      4,468
Collateralized
  mortgage
  obligations........  135,423     137,268     164,221     165,404      97,243     95,038
State and municipal
bonds                   16,952      17,481      20,782      20,905      20,272     19,548
Corporate bonds......   10,329      10,611      16,968      17,899          --         --
Equity securities....    7,380       7,380       9,619       9,619       5,643      5,643
                      ---------   ---------   ---------   ---------   ---------  ---------
Total investments.... $216,507    $219,181    $260,742    $263,185    $154,509   $150,992
                      =========   =========   =========   =========   =========  =========

(1)     From continuing operations for all periods presented.


The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in the Company's investment portfolio at December 31, 2001:

                     Investment Portfolio - Maturity and Yields
                                            Maturing
                   -----------------------------------------------------------
                                  After 1 but    After 5 but
                     Within 1       within 5      within 10          After 10         Total
                       year          years          years              years
                   -------------  -------------  --------------  ---------------- ---------------
                   Amount  Yield  Amount Yield   Amount  Yield   Amount    Yield  Amount   Yield
                           (1)           (1)             (1)                (1)             (1)
                   ------  -----  ------ ------  ------- ------  --------  ------ -------  ------
Available for
  sale:  (2)
===================
U.S. government
  agency
  mortgage-backed
  securities (3).. $  16   5.86%  $  --     --   $ 3,234  6.37%  $ 38,777   6.12% $ 42,027   6.13%
U.S. government
  agency
  securities......    --     --      927  11.21%     --     --      3,469   6.04%    4,396   7.13%
Collateralized
  mortgage
  obligations (3).   494   5.83%   4,960   6.53% $24,836  5.34%  $105,133   5.42%  135,423   5.45%
State and
municipal bonds...    --     --       15  13.18%     293  7.25%    16,644   7.28%   16,952   7.28%
Corporate bonds...    --     --       --     --    1,000  7.50%     9,329   8.27%   10,329   8.19%
                   ------          ------        -------           ------          -------
Total book value
  of  investment
  securities...... $ 510   5.84%  $5,902   7.28% $29,363  5.54%  $173,352   5.92%  209,127   5.91%
                   ======         ======         =======          ========         -------
Unrealized
  holding gain on
  securities
  available for
  sale................                                                               2,674
Equity securities.....                                                               7,380   2.58%
                                                                                   -------
Total investment
  in securities
  available for
  sale................                                                            $219,181   5.73% (4)
                                                                                   =======

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


As of December 31, 2001, BNC had $219.2 million of securities in the investment portfolio as compared to $263.2 and $151.0 million at December 31, 2000 and 1999, respectively. As part of the strategic shift in the earning asset mix from investment securities to loans, the Company decreased its holdings in collateralized mortgage obligations, corporate bonds, and state and municipal bonds by $28.1, $7.3 and $3.4 million respectively. Equity securities decreased by $2.2 million as the Company was required to hold less stock in the Federal Home Loan Bank of Des Moines as a result of a decrease in its FHLB borrowings.

In addition, as a result of 475bp of monetary easing over the course of 2001, the yield curve experienced a significant downward shift and increase in slope relative to 2000. The ongoing portfolio management process and individual security risk/reward analysis described above led to the sale of individual securities whose forward-looking risk/reward profile given various interest rate scenarios was inferior to other securities available for purchase. The need to optimize the risk/reward profile of the portfolio as a whole in addition to the reduction in the portfolio size as more earning assets were shifted to loans resulted in transactions that generated net realized securities gains of $1.4 million.

During 2000, the Company had increased its holdings in collateralized mortgage obligations ("CMOs"), U.S. government agency mortgage-backed securities and corporate bonds by $70.4, $18.2 and $17.9 million, respectively as part of the Company's strategy to increase its earning asset portfolio by purchasing investment securities primarily funded through FHLB borrowings. The portfolio management process, investment objectives, and risk/reward analysis described above led the increase in the investment portfolio to be over-weighted toward CMOs due to their risk/reward characteristics. In addition, over the course of 2000, principal cash flows were primarily reinvested in CMOs because they offered a better risk/reward profile (due to the structure of the CMO cash flows) relative to mortgage-backed securities.

At December 31, 2001, BNC held no securities of any single issuer, other than U.S. government agency securities and agency mortgage-backed securities and CMOs, that exceeded ten percent of stockholders' equity. A significant portion of the Company's investment securities portfolio (approximately 85 percent at December 31, 2001) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.


Loan Portfolio. The Company's primary source of income is interest earned on loans. Net loans increased $51.1 million, or 19 percent, to $316.5 million at December 31, 2001 as compared to $265.3 million at December 31, 2000. In 2000, net loans increased $6.2 million, or 2.4 percent, as compared to December 31, 1999. The following table presents the composition of the Company's loan portfolio as of the dates indicated:

                           Loan Portfolio Composition (1)
                                                         December 31,
                     ------------------------------------------------------------------------------------
                            2001           2000              1999            1998              1997
                     --------------- ----------------- ---------------- ---------------- ----------------
                       Amount   %      Amount     %     Amount      %     Amount    %     Amount      %
                     -------- ------  -------  ------- --------  ------ -------- ------- --------  -------

                                               (dollars in thousands)
Commercial and
industrial ......... $109,143   34.5  $112,407   42.4  $111,236   42.9  $107,886    44.2  $ 96,780   44.5
Real estate mortgage  136,219   43.0    90,622   34.2    91,906   35.5    76,692    31.4    56,408   26.0
Real estate            34,872   11.0    25,301    9.6    16,026    6.2    20,831     8.5    18,215    8.4
construction........
Agricultural........   19,810    6.3    15,775    5.9    16,679    6.4    19,777     8.1    21,064    9.7
Consumer/other......   13,685    4.3    14,888    5.6    15,116    5.8    14,761     6.1    18,726    8.6
Lease financing.....    7,578    2.4    10,202    3.8    11,307    4.4     7,422     3.0     9,211    4.2
                     -------- ------  -------- ------  --------  ----- ---------  ------  --------  -----
Total face amount
of loans............  321,307  101.5   269,195  101.5   262,270  101.2   247,369   101.3   220,404  101.4
Unearned income and
  net unamortized
  deferred fees and
  costs.............     (516)  (0.1)     (270)  (0.1)     (219)  (0.1)     (188)   (0.1)     (255)  (0.1)
                     -------- ------  -------- ------  --------  ----- ---------  ------  --------  -----
Loans, net of
  unearned income
  and unamortized
  fees and costs....  320,791  101.4   268,925  101.4   262,051  101.1   247,181   101.2   220,149  101.3
Less allowance for
  credit  losses....  (4,325)   (1.4)   (3,588) (1.4)   (2,872)   (1.1)   (2,854)   (1.2)    (2,919) (1.3)
                     -------- ------  -------- ------  --------   ----- ---------  ------  -------- -----
Net loans........... $316,466  100.0  $265,337 100.0   $259,179  100.0  $244,327   100.0   $217,230 100.0
                     ========  =====  ======== =====   ========  =====  ========   =====   ======== =====

(1)   From continuing operations for all periods presented.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in the Company's loan portfolio. Material changes are discussed in lettered explanations below the table:


                     Change in Loan Portfolio Composition (1)
                                            Increase (Decrease)
                               -----------------------------------------------
                                    2001 - 2000              2000 - 1999
                               ----------------------    ---------------------
                                   $           %             $          %
                               -----------  ---------    ----------  ---------
                                           (dollars in thousands)
Commercial and industrial..     $  (3,264)      (3)%      $  1,171         1%
Real estate mortgage.......        45,597        50% (a)    (1,284)      (1)%
Real estate construction...         9,571        38% (b)     9,275        58%
Agricultural...............         4,035        26%          (904)      (5)%
Consumer/other.............        (1,203)      (8)%          (228)      (2)%
Lease financing.............       (2,624)     (26)%        (1,105)     (10)%
                               -----------               ----------
Total face amount of loans.        52,112        19%         6,925         3%
Unearned income/unamortized
  fees and costs...........          (246)     (91)%           (51)     (23)%
                               -----------               ----------
Loans, net of unearned             51,866        19%         6,874         3%
  income/unamortized fees
  and costs................
Allowance for credit losses          (737)     (21)%          (716)     (25)%
                               -----------               ----------
Net Loans..................      $ 51,129        19% (c)  $  6,158         2%(c)
                               ===========               ==========

(1)  From continuing operations for all periods presented.

(a) Increase in 2001 is attributable to commercial real estate loan volume generated out of Minnesota, Arizona, and North Dakota.

(b)  Increased   originations  of  commercial  real  estate  construction  loans primarily in the Minnesota and Arizona markets.

(c) Net loans outstanding did not increase significantly in 2000 although the Company generated and sold a significant volume of loans during the year. During 2001, the Company increased its net loans $51.1 million or 19 percent as part of a strategic shift in the earning asset mix from investment securities to loans, primarily commercial real estate loans. Despite the solid rise in net loans in 2001, the increase in net loans presented in the above table for the prior 24 months is not reflective of the business generated by the Company. Loans originated were $533.5 million at December 31, 2001 compared with $459.0 and $382.4 million at December 31, 2000 and 1999, respectively. Loans are originated and sold primarily for legal lending limit and industry concentration reasons.

While prospects for continued loan growth appear favorable, management cannot predict with any degree of certainty the Company's future loan growth potential.

Credit Policy and Approval Procedures. BNC follows a uniform credit policy that sets forth underwriting and loan administration criteria. The loan policy, including lending guidelines for the various types of credit offered by the Company, is established by the Board of Directors (the "Board") based upon the recommendations of senior lending management. Credit committees may be established at either the Bank or corporate level. The loan policy is reviewed and reaffirmed by the Board at least annually. Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral.

The Company delegates lending decision authority among various lending officers and the credit committees based on the size of the customer's credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Board on a monthly basis for summary review. Any exceptions to loan policies and guidelines, to the extent the credit relationship amount exceeds individual loan officer lending authorities, are subject to special approval by the Banks' Chief Credit Officer or the Executive Credit Committee.

Loan Participations. Pursuant to BNC's lending policy, loans may not exceed 85 percent of the Banks' legal lending limits (except to the extent collateralized by U.S. Treasury securities or Bank deposits and, accordingly, excluded from the Banks' legal lending limit). To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Banks sells loan participations to outside participants without recourse. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:

   Loan Participations Sold (1)

           December 31,
-----------------------------------
          (in thousands)

   2001...........      $212,167
   2000...........       189,763
   1999...........       120,100
   1998...........        56,700
   1997...........        65,800


(1)  From continuing operations for all periods presented.

The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. Many of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks. See Note 1 to the Consolidated Financial Statements included under Item 8 for further discussion of accounting policies related to loans. Management cannot reliably predict BNC's ability to continue to generate or sell loan participations or the terms of any such sales.

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2001 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2001, the Company identified three concentrations of loans exceeding ten percent of total loans and loan commitments outstanding. These concentrations were in real estate, lodging places and construction, which represented 25.1, 11.2 and 12.1 percent, respectively, of total loans and loan commitments outstanding.

The real estate loans and commitments were extended to 136 customers who are diversified across the Company's market areas and who can be generally categorized as indicated below:

                                                 Percent of
                                                    total
                                  Number of      outstanding
                                  customers       loans and
                                                    loan
                                                 commitments
                                 -------------  --------------
Non-residential and apartment
  building operators,
  developers and lessors of
  real property................            81           18.8%
Real estate holding companies..            55            6.3%
                                 -------------  --------------
     Total.....................           136           25.1%
                                 =============  ==============

The lodging loans and commitments were extended to 23 customers whose properties are located throughout the United States. Loans in this category are made primarily to borrowers that have seasoned hotel portfolios that are well diversified by location, property type and chain.

Loans and commitments in the construction category were extended to 76 customers who are located primarily in Minnesota, Iowa and North and South Dakota and who can be generally categorized as indicated below:


                                                       Percent of
                                                         total
                                        Number of     outstanding
                                        customers      loans and
                                                          loan
                                                      commitments
                                       -------------  -------------

General building contractors.......              33           8.3%
Heavy construction, excluding
building...........................              18           3.0%
Special trade contractors..........              25            .8%
                                       -------------  -------------
     Total.........................              76          12.1%
                                       =============  =============

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

Agricultural Loans. BNC's agricultural loan portfolio totals approximately $19.8 million, or 6.3 percent of total loans. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. The majority of the Company's agricultural loans are extended to borrowers located in North Dakota, and are diversified over several counties. As of December 31, 2001, there were no agricultural loans classified as nonperforming.

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of BNC's portfolio as of December 31, 2001. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                             Maturities of Loans (1)
                                       Over 1 year
                                     through 5 years      Over 5 years
                                    ------------------- ------------------
                         One year    Fixed    Floating   Fixed    Floating
                         or less      rate       rate      rate     rate      Total
                         --------   --------  --------- --------- --------  ---------

                                               (in thousands)
Commercial and
  industrial............$ 43,970    $23,038    $33,692  $  1,588  $ 6,855   $109,143
Real estate mortgage....  28,874     23,015     43,979    26,861   13,490    136,219
Real estate construction  20,110        235     14,527        --       --     34,872
Agricultural............  11,412      3,559      1,787     1,100    1,952     19,810
Consumer/other..........   7,156      3,472      2,671       386       --     13,685
Lease financing.........     328      6,911         --       339       --      7,578
                         --------   --------  --------- --------- --------  ---------
Total face amount of
loans...................$111,850    $60,230   $ 96,656  $ 30,274  $22,297   $321,307
                         ========   ========  ========= ========= ========  =========
--------------------


(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding repricing of loans and other assets.

Interest Rate Caps and Floors. From time to time the Company may use off-balance-sheet instruments, principally interest rate caps and floors, to adjust the interest rate sensitivity of on-balance-sheet items, including loans. See -"Liquidity, Market and Credit Risk," Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 14 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments and currently outstanding instruments.

Nonperforming Loans and Assets. BNC's lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Officer compensation depends, to a substantial extent, on maintaining loan quality and dealing with credit issues in a timely and proactive manner. Lenders are not compensated for growth at the expense of credit quality. Loan officers are responsible for regular reviews of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by the Company's loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the Board receives a listing of all such loans on a monthly basis.

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:

                            Nonperforming Assets (1)

                                                      December 31,
                                     -----------------------------------------------
                                      2001      2000      1999      1998     1997
                                     --------  --------  -------   -------  --------
                                                 (dollars in thousands)
Nonperforming loans:
   Loans 90 days or more delinquent
     and still accruing interest....  $  983   $   221   $   22    $  307   $ 1,016
   Nonaccrual loans (2) (3) (4).....   3,391       343    1,620     2,042       376
   Restructured loans (2) (3).......       5        16       16        44       104
                                     --------  --------  -------   -------  --------
      Total nonperforming loans.....   4,379       580    1,658     2,393     1,496
   Other real estate owned and
   repossessed assets...............      70        84    1,207     2,112        --
                                     --------  --------  -------   -------  --------
      Total nonperforming assets.... $ 4,449   $   664   $2,865    $4,505   $ 1,496
                                     ========  ========  =======   =======  ========
Allowance for credit losses......... $ 4,325   $ 3,588   $2,872    $2,854   $ 2,919
                                     ========  ========  =======   =======  ========
Ratio of total nonperforming loans     1.36%      .22%     .63%      .97%      .68%
to total loans......................
Ratio of total nonperforming assets     .76%      .12%     .63%     1.21%      .43%
to total assets
--------------------

(1)  From continuing operations for all periods presented.

(2) If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, BNC would have recognized additional interest income of $84,000, $29,000 and $112,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(3) The interest income on nonaccrual and restructured loans actually included in the Company's net income was $3,000, $6,000 and $29,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(4) Of the $3.4 million of loans classified as nonaccrual at December 31, 2001, $3.0 million relates to two commercial customers. Loans for one of these customers are partially SBA-guaranteed.


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

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings. As noted above, of the $3.4 million of loans in this category at December 31, 2001, $3.0 million relates to two commercial customers and loans for one of these customers are partially SBA-guaranteed.

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

Potential Problem Loans. In accordance with accounting standards, the Company identifies loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. BNC generally considers all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Impaired loans at December 31, 2001, not including the past due, nonaccrual and restructured loans reported above, totaled $11.6 million. A significant portion of these loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that the Company's position as creditor is protected to the fullest extent possible.

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

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

     Reserves for Homogeneous Loan Pools. The Company makes a significant number of loans and leases which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Company segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

     Special Reserve. The Company's senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history.

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer
institutions   and  regulatory   guidance  in  addition  to  the  Company's  own
experience.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above process.

At year end 2001, the Company's total allowance was $4.3 million which equates to approximately 3.9 times and 3.2 times the average charge-offs for the last three and five years respectively, and 5.1 and 4.3 times the average net charge-offs for the same three-and five-year periods, respectively. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level. The Company's charge-off policy is generally consistent with regulatory standards.

Historically, senior lending management in each of BNCCORP's banking subsidiaries has been responsible for assessing the adequacy of the respective subsidiary's allowance for credit losses and making provision for credit losses recommendations to the appropriate board of directors. However, the Company's Vice President-Chief Internal Credit Review Manager and Chief Credit Officer now have the responsibility of affirming the Company's allowance methodology, performing an annual credit loss migration analysis and assessing the allowance components in relation to estimated and actual charge-off trends. This analysis is presented to members of BNCCORP's Credit Loss Review Committee who are responsible for assessing and reporting on the appropriateness of the allowance for credit losses as well as recommending revisions to the Company's methodology for determining the adequacy of the allowance as they become necessary.

Concentrations of credit risk are discussed under "-Concentrations of Credit." Concentrations exist in real estate, lodging and construction loans and commitments. Additionally, a geographic concentration of credit risk also arises because BNCCORP has operated primarily in the upper midwest with 82 percent of loans outstanding as of

December 31, 2001 having been extended to customers in Minnesota, North Dakota and South Dakota. Other groups of credit risk may not constitute a significant concentration, but are analyzed based on other evident risk factors for the purpose of determining an adequate allowance level.

Nonperforming and potential problem loans are defined and discussed under "-Nonperforming Loans and Assets" and "-Potential Problem Loans." Nonperforming loans increased from $580,000 at December 31, 2000 to $4.4 million at December 31, 2001. Many of these loans are specifically analyzed for purposes of determining the adequacy of the allowance for credit losses. Of the $4.4 million of nonperforming loans at December 31, 2001, $3.0 million relates to two commercial customers.

Estimating the risk and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Although management believes that the allowance for credit losses is adequate to cover probable losses in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual credit losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require BNC to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:



                    Analysis of Allowance for Credit Losses (1)
                                             For the Years ended December 31,
                                       ---------------------------  --------  -------
                                        2001     2000      1999      1998      1997
                                       -------  --------  --------  --------  -------
                                                  (dollars in thousands)

Balance of allowance for credit
losses, beginning of period...........$  3,588  $  2,872  $  2,854  $  2,919  $  1,545
                                      --------  --------  --------  --------- --------
Charge-offs:
   Commercial and industrial..........     542       574     1,090     1,316     1,319
   Real estate mortgage...............      99        58        10        66        24
   Agricultural.......................      --        16        35        --        --
   Consumer/other.....................     213        39       137        73       107
   Lease financing....................     411        68        18        --       471
                                      --------  --------  --------  --------- --------
      Total charge-offs...............   1,265       755     1,290     1,455     1,921
                                      --------  --------  --------  --------- --------
Recoveries:
   Commercial and industrial..........     140       100        86       151       744
   Real estate mortgage...............      30        96         1        26         9
   Agricultural.......................       1        33        --        --        --
   Consumer/other.....................     132        25        71        12        24
   Lease financing....................      --        15        12        --        --
                                      --------  --------  --------  --------- --------
      Total recoveries................     303       269       170       189       777
                                      --------  --------  --------  --------- --------
Net charge-offs.......................    (962)     (486)   (1,120)   (1,266)   (1,144)
Provision for credit losses charged
  to operations.......................   1,699     1,202     1,138     1,201     2,518
                                      --------  --------  --------  --------- --------
Balance of allowance for credit
  losses, end of period...............$  4,325  $  3,588  $  2,872  $  2,854  $  2,919
                                      ========  ========  ========  ========  ========
Ratio of net charge-offs to average
   loans..............................  (.31%)     (.19%)    (.45%)    (.54%)    (.53%)
                                      ========  ========  ========  ========  ========
Average gross loans outstanding
  during the period...................$309,661  $255,798  $250,158  $234,342  $214,053
                                      ========  ========  ========  ========  ========
Ratio of allowance for credit losses
  to total loans......................   1.35%     1.33%      1.10%     1.15%    1.33%
                                      ========  ========  ========  ========  =======
Ratio of allowance for credit losses
  to nonperforming loans..............     99%      619%       173%      119%     195%
                                      ========  ========  ========  ========  =======

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


                                                       Allocation of the Allowance for Loan Losses (1)
                                                                           December 31,
               ---------------------------------------------------------------------------------------------------------------------
                        2001                   2000                    1999                   1998                     1997
             ----------------------- ----------------------- ----------------------  ----------------------  -----------------------
                          Loans in                Loans in                Loans in                Loans in                Loans in
                        category as              category as            category as             category as             category as
               Amount   a percentage   Amount   a percentage   Amount   a percentage   Amount   a percentage   Amount   apercentage
                 of       of total       of       of total       of       of total       of       of total       of       of total
             allowance  gross loans  allowance  gross loans  allowance  gross loans  allowance  gross loans  allowance  gross loans
             ---------  ------------ ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
                                                                   (dollars in thousands)
Commercial and
 industrial...  $2,586       34%      $  2,066       42%     $ 1,356        43%       $  1,155        44%     $   931       44%
Real estate
mortgage......   1,038       42%           702       34%         712        35%            667        31%         441       26%
Real estate
construction..     137       11%           112       10%         151         6%            129         8%         311        8%
Agricultural..     267        6%           342        6%         220         6%            252         8%         139       10%
Consumer/other     118        5%           128        5%         138         6%            217         6%         174        8%
Lease
financing.....     179        2%           145        3%          88         4%            133         3%         136        4%
Unallocated...      --        0%            93        0%         207         0%            301         0%         787        0%
                ------     -----      --------     -----     -------      -----       --------      -----    --------     -----
Total.........  $4,325      100%      $  3,588      100%     $ 2,872       100%       $  2,854       100%    $  2,919      100%
                ======     =====      ========     =====     =======      =====       ========      =====    ========     =====

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

The following table sets forth, for the periods indicated, the distribution of BNC's average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations-Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                     Average Deposits and Deposit Costs (1)

                                          For the Years Ended December 31,
                        ----------------------------------------------------------------------
                                2001                    2000                    1999
                        ----------------------  ----------------------  ----------------------
                                Percent  Wgtd.  Average  Percent  Wgtd.           Percent  Wgtd.
                        Average   of     avg.              of     avg.   Average   of      avg.
                        balance deposits rate   balance  deposits rate   balance  deposits rate
                        ------- -------- -----  -------  -------  -----  -------  -------  ------
                                               (dollars in thousands)
Interest-bearing
demand deposits....... $159,198   42.22%  3.13% $135,450  41.15%   5.38%  $91,671  31.22%  3.96%
Savings deposits......    3,813    1.01%  1.49%    4,097   1.24%   2.10%    6,294   2.14%  2.05%
Time deposits (CDs):
CDs under $100,000....  104,802   27.79%  5.37%  108,170  32.63%   5.58%  125,470  42.72%  5.16%
CDs $100,000 and over.   77,140   20.46%  5.75%   54,177  16.34%   6.29%   43,140  14.69%  5.35%
                        -------  --------       --------  -------        --------  ------
Total time deposits...  181,942   48.25%  5.54%  162,347  48.97%   5.81%  168,610  57.41%  5.20%
                        -------  --------       --------  -------        --------  ------
Total interest-bearing
deposits..............  344,953   91.48%  4.38%  302,894  91.36%   5.57%  266,575  90.77%  4.70%
Noninterest-bearing
  demand deposits.....   32,152    8.52%    --    28,656   8.64%     --    27,094   9.23%    --
                       --------  --------       --------  -------        --------  ------
Total deposits........ $377,105  100.00%  4.01% $331,550  100.0%   5.09% $293,669  100.0%  4.27%
                       ========  =======        ========  =======        ========  ======

(1)   From continuing operations for all periods presented.

In recent years, earning asset growth has outpaced core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "-Borrowed Funds." This trend has been common in the banking industry because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers as well as the need to utilize such funds in the process of the Company's overall balance sheet management. At times, access to brokered and out of market deposits is available at maturities and rates more favorable than those available in the Company's local markets. As of December 31, 2001, BNC held a total of $34.0 million of "National" market certificates of deposit and $34.4 million of brokered certificates of deposit. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. BNC - Minnesota and BNC - Arizona were both well capitalized at December 31, 2001. See Note 12 to the Consolidated Financial Statements included under Item 8 for a summary of capital status of the Banks.

Time deposits in denominations of $100,000 and more totaled $83.8 million at December 31, 2001 as compared to $61.7 and $46.8 million at December 31, 2000 and 1999, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2001:

                       Time Deposits of $100,000 and Over
                                 (in thousands)

Maturing in:
3 months or less....................  $  9,693
Over 3 months through 6 months......     9,306
Over 6 months through 12 months.....    20,348
Over 12 months......................    44,462
                                     ----------
   Total............................  $ 83,809
                                     ==========

Borrowed Funds. BNC uses short-term borrowings to support its asset base. These borrowings include federal funds purchased and U.S. Treasury tax and loan note option accounts, securities sold under agreements to repurchase and FHLB borrowings. At December 31, 2001, short-term borrowings were $118.0 million, or 22 percent of total liabilities, as compared to $150.4 million, or 28 percent of total liabilities, at December 31, 2000 and $88.7 million, or 20 percent of total liabilities, at December 31, 1999. See Note 9 to the Consolidated Financial Statements included under Item 8 for a listing of borrowings outstanding at December 31, 2001 and 2000, including interest rates and terms.

The following table provides a summary of the Company's short-term borrowings and related cost information as of, or for the periods ended, December 31:

                            Short-Term Borrowings (1)

                                                     2001      2000      1999
                                                    -------   --------  --------
                                                         (dollars in thousands)

Short-term borrowings outstanding at period end...  $117,973  $150,428  $ 88,700
Weighted average interest rate at period end......     5.01%     6.30%     5.74%
Maximum month-end balance during the period.......  $153,759  $197,024  $ 94,300
Average borrowings outstanding for the period.....  $128,911  $158,244  $ 61,993
Weighted average interest rate for the period.....     5.92%     6.32%     5.33%

(1)   From continuing operations for all periods presented.


As of December 31, 2001, the Company had no outstanding long-term debt. During 2001, the Company purchased and retired $82,000 of its 8 5/8 percent subordinated  notes due May 31,  2004 ("the  Notes")  at a  discount  using cash generated from the sale of BNC Financial. On August 31, 2001, the Company redeemed the remaining $12.6 million of the Notes at par through exercise of its call option on the Notes. The remaining $12.6 million of the Notes were redeemed using a portion of the cash generated from the issuance of trust preferred securities through the establishment of BNC Statutory Trust II (see Note 10 under Item 8 for further discussion of the Company's trust preferred securities). The transactions and redemption of the Notes resulted in an extraordinary loss of $134,000 ($0.06 per diluted share) net of income taxes of ($70,000).

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. In July 2000, the Company established a special purpose trust for the purpose of issuing $7.5 million trust preferred securities. The trust preferred securities qualify as Tier 1 capital of the Company up to certain limits. See Note 10 to the Consolidated Financial Statements included under Item 8 for a complete description of the trust preferred securities.

In July 2001, the Company  established an additional  special  purpose trust for the purpose of issuing $15.0 million of floating rate trust preferred securities. The trust preferred securities qualify as Tier 1 capital of the Company up to certain limits. The Company used $12.6 million of the proceeds from the special purpose trust established in 2001 to retire its remaining $12.6 million 8 5/8 percent subordinated notes due May 31, 2004. See Note 10 to the Consolidated Financial Statements included under Item 8 for a complete description of the trust preferred securities.

Capital Resources and Expenditures. BNC's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Note 12 to the Consolidated Financial Statements included under Item 8 includes a summary of the risk-based and leverage capital ratios of BNC and its subsidiary banks as of December 31, 2001 and 2000. As of each of those dates, BNC and the Banks exceeded capital adequacy requirements and the Banks were considered "well capitalized" under prompt corrective action provisions.

During 2000, the Company completed construction of an office building in Fargo, North Dakota. The total cost to complete the construction and provide furniture and equipment for the building was $6.4 million and was funded through cash generated from operations. There were no other major capital expenditures made during 2001, 2000 or 1999.

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

     Derivative financial instruments, on-balance-sheet items as of January 1, 2001, include such instruments as interest rate, foreign exchange, commodity price and equity price contracts, including forwards, swaps and options.

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

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 8 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, BNC utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Banks are members of the FHLB, which affords them the opportunity to borrow funds in terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the Banks' mortgage loans and various investment securities. See "-Investment Securities" and Notes 4 and 9 to the Consolidated Financial Statements included under Item 8. The Company has also obtained funding through the issuance of its Subordinated Notes and trust preferred securities. See "-Borrowed Funds," "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and Notes 9 and 10 to the Consolidated Financial Statements included under Item 8 for further information on these instruments.

The following table sets forth, for the periods indicated, a summary of the Company's major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8:

                       Major Sources and Uses of Funds (1)

                                               For the Years Ended December 31,
                                               ---------------------------------
                                                   2001      2000        1999
                                               ----------  ----------  ---------
                                                            (in thousands)
Proceeds from sales and maturities of
   investment securities....................... $205,808    $ 72,134  $ 127,403
Net increase in deposits.......................   45,505      37,753     40,212
Proceeds from issuance of subordinated notes...   14,429       7,220         --
Purchases of  investment securities............ (162,321)   (178,827)  (185,958)
Net increase in loans..........................  (53,132)     (7,630)   (16,160)
Net increase (decrease) in short-term
  borrowings...................................  (32,467)     61,728     39,410
Net decrease in long-term borrowings...........  (13,000)     (1,921)   (14,520)


  (1)  From continuing operations for all periods presented.

BNC's liquidity is measured by its ability to raise cash when it needs it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers' demands as well as the Company's desire to take advantage of earnings enhancement opportunities, the Company must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered "National" certificates of deposit through national deposit networks. BNC's management measures its liquidity position on a monthly basis. Key factors that determine the Company's liquidity are the reliability or stability of its deposit base, the pledged/non-pledged status of its investments and potential loan demand. BNC's liquidity management system divides the balance sheet into liquid assets, and short-term liabilities that are assumed to be vulnerable to non-replacement under abnormally stringent conditions. The excess of liquid assets over short-term liabilities is measured over a 30-day planning horizon. Assumptions for short-term liabilities vulnerable to non-replacement under abnormally stringent conditions are based on a historical analysis of the month-to-month percentage changes in deposits. The excess of liquid assets over short-term liabilities and other key factors such as expected loan demand as well as access to other sources of liquidity such as lines with the FHLB, federal funds, and those other supplemental sources listed above are tied together to provide a measure of the Company's liquidity. Management has a targeted range and manages its operations such that these targets can be achieved. Management believes that its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding policy statement identifies actions to be taken in response to an adverse liquidity event.

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

The financial statements and supplementary financial data have been prepared, primarily, on a historical basis which is mandated by accounting principles generally accepted in the United States. Fluctuations in the relative value of money due to inflation or recession are generally not considered.

Recently Issued Accounting Pronouncements

The Company adopted the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended, on January 1, 2001. SFAS 133 requires all derivative financial instruments, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The fair value of the Company's derivative financial instruments is determined based on quoted market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows. Changes in the fair value of derivative financial instruments are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires formal documentation designation and assessment of effectiveness of transactions that receive hedge  accounting.  See
Note 1 to the Consolidated Financial Statements included under Item 8 for a summary of the impact of the Company's adoption of SFAS 133.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141" and "SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted the provisions of SFAS 142 effective January 1, 2002.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company will adopt SFAS 144 on January 1, 2002; however, adoption of the statement is not expected to have a material impact.

Critical Accounting Policies

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

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

     Reserves for Homogeneous Loan Pools. The Company makes a significant number of loans and leases which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Company segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

     Special Reserve. The Company's senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history.

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer
institutions   and  regulatory   guidance  in  addition  to  the  Company's  own
experience.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above process.

Mortgage Servicing and Transfers of Financial Assets. The Banks regularly sell loans to others on a non-recourse basis. Sold loans are not included in the accompanying balance sheets. The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2001 and 2000, the Banks were servicing loans for the benefit of others with aggregate unpaid principal balances of $235.8 and $216.0 million, respectively. Many of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks. Upon sale, any unearned net loan fees or costs are recognized in income. Gains on sales of loans were $22,000, $71,000 and $0 for 2001, 2000 and 1999, respectively, and are included in fees on loans.

Revenue Recognition. The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, federal funds sold and interest bearing due from accounts. Noninterest income is recognized when it has been realized or is realizable and has been earned. In accordance with existing accounting and industry standards, as well as recent guidance issued by the SEC, the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies which could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on the Company's earnings or value. The Company's principal market risk is interest rate risk.

Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk-timing differences in the maturity/re-pricing of assets, liabilities, and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. The Company has risk management policies to monitor and limit exposure to interest rate risk. To date the Company has not conducted trading activities as a means of managing interest rate risk. BNC's asset/liability management process is utilized to manage the Company's interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. The Company's interest rate risk exposure is actively managed with the objective of managing the level and potential volatility of net interest income in addition to the long-term growth of equity, bearing in mind that the Company will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income and equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining the Company's interest rate risk position within policy guidelines. Using derivative instruments, principally interest rate floors and caps, the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See "-Loan Portfolio-Interest Rate Caps and Floors" and Notes 1 and 14 to the Consolidated Financial Statements included under Item 8 for a summary of the Company's accounting policies pertaining to such instruments.

The Company's primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, NOW, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligations, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and anticipated new business activities is factored into the simulation model.

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled Asset/Liability management committee meetings. Each quarter net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at December 31, 2001 of 4.75 percent to 3.75 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of December 31, 2001, the declining rate scenario analyses were limited to -100bp and -200bp for the summary table presented below.

The net interest income simulation results for the 12-month horizon that covers the calendar year of 2002 is shown below. The growth assumption used for this simulation was based on the growth projections built into the Company's 2002 budget. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $20 million cumulative notional 3-year interest rate cap positions on 3-month LIBOR with a 4.50% strike and the $20 million cumulative notional 5-year interest rate cap positions on 3-month LIBOR with a 5.50% strike. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts. See Note 1 "Summary of Significant Accounting Policies" and Note 14 "Financial Instruments" included under Item 8 for further discussion related to the Company's interest rate caps.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates   -200bp  -100bp  Unchanged +100bp   +200bp   +300bp
                            -------- ------- --------- -------  -------  -------
Projected 12-month net
interest income.............$18,446  $18,706  $19,861  $20,423  $20,859  $21,400

Dollar change from rates
  unchanged scenario........ (1,415)  (1,155)      --      562      998    1,539
Percentage change from rates
  unchanged scenario......... (7.13)%  (5.82)%     --    2.83%    5.03%    7.75%

Net Benefit/(Cost) of
Cumulative $40MM Caps (1)...   (834)    (711)    (501)    (191)     229      774

Total net interest income
impact with caps............ 17,612   17,995   19,360   20,232   21,088   22,174
Dollar change from unchanged
w/caps...................... (1,748)  (1,365)      --      872    1,728    2,814
Percentage change from
unchanged w/caps............ (9.03)%  (7.05)%      --    4.51%    8.93%   14.54%

(1) In May and June 2001, the Company purchased four interest rate cap contracts on 3-month LIBOR with strikes at 4.50% each in the amount of $5 million notional with original terms of three years for total notional of $20 million. The Company also purchased four interest rate cap contracts on 3-month LIBOR with strikes at 5.50% each in the amount of $5 million notional with original terms of five years for total notional of $20 million. On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." See "-Loan Portfolio-Interest Rate Caps and Floors" and Notes 1 and 14 to the Consolidated Financial Statements included under Item 8 for further information on accounting policies related to derivative financial investments and the adoption of SFAS 133.

The Company's rate sensitivity position over the projected twelve-month horizon is asset sensitive. This is evidenced by the projected increase of net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenarios.

Static gap analysis is another tool which may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth the Company's rate sensitivity position as of December 31, 2001. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:


                        Interest Sensitivity Gap Analysis

                                     Estimated maturity or repricing at December 31,
                                                           2001
                                     -------------------------------------------------
                                       0-3       4-12       1-5       Over
                                      months    months     years    5 Years    Total
                                     --------- ---------  --------  --------- --------
                                                  (dollars in thousands)
Interest-earning assets:
    Cash equivalents................ $  7,626  $     --   $    --   $     --  $  7,626
    Investment securities (1).......   23,994    29,692     98,847     66,648  219,181
    Fixed rate loans (2)............    9,246    18,316                30,274  118,066
                                                            60,230
    Floating rate loans (2).........  200,303     1,099      1,741         98  203,241
                                     -------- ---------   --------  --------- --------
      Total interest-earning assets. $241,169  $ 49,107   $160,818   $ 97,020 $548,114
                                     ========= =========  ========  ========= ========

Interest-bearing liabilities:
    NOW and money market accounts... $166,486  $     --   $     --   $166,486 $166,486
    Savings.........................    4,167        --         --         --    4,167
    Time deposits under $100,000....   25,388    47,092     37,493        479  110,452
    Time deposits $100,000 and over.    9,693    29,654     44,343        119   83,809
    Borrowings......................  117,973        --         --         --  117,973
                                     --------- ---------   --------  --------- --------
      Total interest-bearing
      liabilities................... $323,707  $ 76,746   $ 81,836   $    598 $482,887
                                     ========= =========  =========  ======== ========
Interest rate gap................... $(82,538) $(27,639)  $ 78,982   $ 96,422 $ 65,227
                                     ========= =========  =========  ======== ========
Cumulative interest rate gap at
  December 31, 2001................. $(82,538) $(110,177) $(31,195)  $ 65,227
                                     ========= =========  ========   =========
Cumulative interest rate gap to
total assets........................  (14.11%)   (18.83%)   (5.33%)     11.15%
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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of December 31, 2001 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                                          Page

Report of Independent Public Accountants...................................   46

Consolidated Balance Sheets as of December 31, 2001 and 2000...............   47

Consolidated Statements of Income for the years ended December 31, 2001,
2000 and 1999..............................................................   48

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999......................................  50

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999............................................  51

Consolidated Statements of Cash Flows for the years ended December 31,
2001, 2000 and 1999........................................................   52

Notes to Consolidated Financial Statements.................................   53

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of BNCCORP's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Arthur Andersen LLP


Minneapolis, Minnesota,
February 4, 2002


                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)
--------------------------------------------------------------------------------
                          ASSETS                            2001        2000
                                                         ---------   ---------

CASH AND DUE FROM BANKS................................. $ 16,346    $  14,988
INTEREST-BEARING DEPOSITS WITH BANKS....................      126          595
FEDERAL FUNDS SOLD......................................    7,500           --
                                                         ----------- -----------
      Cash and cash equivalents.........................   23,972       15,583
INVESTMENT SECURITIES AVAILABLE FOR SALE................  219,181      263,185
LOANS AND LEASES, net of unearned income................  320,791      268,925
ALLOWANCE FOR CREDIT LOSSES.............................   (4,325)      (3,588)
                                                         ----------- -----------
   Net loans and leases.................................  316,466      265,337
PREMISES, LEASEHOLD IMPROVEMENTS AND
   EQUIPMENT, net.......................................   15,403       14,873
INTEREST RECEIVABLE.....................................    3,008        3,854
OTHER ASSETS............................................    4,856        4,465
DEFERRED CHARGES AND INTANGIBLE ASSETS, net.............    2,171        2,719
                                                         ----------- -----------
                                                         $585,057     $570,016
                                                         =========== ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Noninterest-bearing.................................. $ 43,055     $ 31,459
                                                           43,055
   Interest-bearing -
      Savings, NOW and money market.....................  170,653      169,425
      Time deposits $100,000 and over...................   83,809       61,720
      Other time deposits...............................  110,452       99,860
                                                         ----------- -----------
   Total deposits.......................................  407,969      362,464
NOTES PAYABLE...........................................  117,973      163,070
OTHER LIABILITIES.......................................    6,192        7,419
                                                         ----------- -----------
         Total liabilities..............................  532,134      532,953
                                                         ----------- -----------
COMMITMENTS AND CONTINGENCIES (Notes 14 and 20)
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
    COMPANY'S SUBORDINATED DEBENTURES...................   22,244        7,606

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
      authorized;                                              --           --
      no shares issued or outstanding...................
   Common stock, $.01 par value, 10,000,000 shares
      authorized;
      2,399,170 and 2,395,030 shares issued and
      outstanding
       (excluding 42,880 shares held in treasury).......       24           24
   Capital surplus......................................   14,084       14,050
   Retained earnings....................................   15,435       14,190
   Treasury stock (42,880 shares).......................     (513)        (513)
   Accumulated other comprehensive income, net of
      income taxes......................................    1,649        1,706
                                                         ----------- -----------
         Total stockholders' equity.....................   30,679       29,457
                                                         ----------- -----------
                                                         $585,057    $ 570,016
                                                         =========== ===========

     The accompanying notes are an integral part of these consolidated balance sheets.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)
                                                     2001      2000      1999
                                                    --------  --------  --------
INTEREST INCOME:
   Interest and fees on loans....................  $ 25,606  $ 24,527  $22,083
   Interest and dividends on investment
   securities -
      Taxable....................................    12,354    15,420    6,090
      Tax-exempt.................................       829       940      386
      Dividends..................................       362       634      263
   Other.........................................        50       242      109
                                                    --------  --------  -------
         Total interest income...................    39,201    41,763   28,931
                                                    --------  --------  --------
INTEREST EXPENSE:
   Interest on deposits..........................    15,141    16,866   12,537
   Interest on short-term borrowings.............     7,626     9,999    3,303
   Interest on long-term borrowings..............       777     1,252      734
                                                    --------  --------  --------
         Total interest expense..................    23,544    28,117   16,574
                                                    --------  --------  --------
         Net interest income.....................    15,657    13,646   12,357
PROVISION FOR CREDIT LOSSES......................     1,699     1,202    1,138
                                                    --------  --------  --------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT
   LOSSES..........................................  13,958    12,444   11,219
                                                    --------  --------  --------
NONINTEREST INCOME:
  Fees on loans....................................   2,063     1,941    1,435
  Insurance commissions............................   1,891     2,003    2,045
  Brokerage income.................................   1,407     1,466      797
  Net gain on sales of securities..................   1,396       276      198
  Trust and financial services.....................     899     1,064      589
  Service charges..................................     689       604      536
  Rental income....................................     133        56      121
  Other............................................     497       363      347
                                                    --------  -------- ---------
         Total noninterest income..................   8,975     7,773    6,068
                                                    --------  -------- ---------
NONINTEREST EXPENSE:
  Salaries and employee benefits...................  10,355     8,891    8,854
  Occupancy........................................   1,925     1,360    1,248
  Depreciation and amortization....................   1,846     1,659    1,586
  Minority interest in income of subsidiaries......   1,377       399       --
  Professional services............................   1,349     1,290    1,214
  Office supplies, telephone and postage...........   1,001       940      941
  Marketing and promotion..........................     877       597      621
  FDIC and other assessments.......................     193       200      191
  Repossessed and impaired asset
  expenses/write-offs..............................     141       470    2,271
  Other............................................   1,769     1,624    1,289
                                                    --------  -------- ---------
         Total noninterest expense.................  20,833    17,430   18,215
                                                    --------  -------- ---------
Income (loss) before income taxes..................   2,100     2,787     (928)
Provision for (benefit from) income taxes..........     608       906     (399)
                                                    --------  -------- ---------
Income (loss) from continuing operations...........   1,492     1,881     (529)

  The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                         For the Years Ended December 31
                           (In thousands, except per share data)
                                                     2001      2000      1999
                                                    --------  --------  --------
Discontinued Operation:
 Income from operations of discontinued
   asset-based lending ubsidiary, net of
   income taxes of $292...........................  $   --    $   --    $  429
 Gain on disposal of asset-based lending
    subsidiary, net of income taxes of $82
    and $268 .....................................      --        159      438
                                                    --------  --------  --------
 Income before extraordinary item and cumulative
   effect of change in accounting principles......    1,492     2,040      338
Extraordinary item - gain (loss) on early
   extinguishment of debt, net of income taxes
   of  $(70) and $132.............................     (134)      257       --
Cumulative effect of change in accounting
   principles, net of income taxes of $(66)and
   $(56)..........................................     (113)       --      (96)
                                                    --------  --------  --------
NET INCOME........................................  $ 1,245   $ 2,297   $  242
                                                    ========  ========  ========

BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations..........  $  0.62   $  0.78   $(0.22)

Income from operations of discontinued asset-based
   lending subsidiary,net of income taxes.........      --       --       0.18
Gain on disposal of asset-based lending
   subsidiary, net of income taxes.................     --      0.07      0.18
Extraordinary item - gain (loss) on early
   extinguishment of debt, net of income taxes.....   (0.05)    0.11        --
Cumulative effect of change in accounting
   principles, net of income taxes.................   (0.05)      --     (0.04)
                                                    --------  --------  --------
Earnings per share, basic.......................... $  0.52   $ 0.96    $ 0.10
                                                    ========  ========  ========

DILUTED EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations........... $  0.62   $ 0.78    $(0.22)
Income from operations of discontinued asset-based
   lending subsidiary, net of income taxes...           --        --      0.18
Gain on disposal of asset-based lending
   subsidiary, net of income taxes..........            --      0.07      0.18
Extraordinary item - gain (loss) on early
   extinguishment of debt, net of income taxes....   (0.06)     0.11        --
Cumulative effect of change in accounting
   principles, net of income taxes................   (0.05)       --     (0.04)
                                                    --------  --------  --------
Earnings per share, diluted........................ $ 0.51    $ 0.96    $ 0.10
                                                    ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                               BNCCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income (Loss)
                         For the Years Ended December 31
                                 (In thousands)

                                              2001       2000         1999
                                            ---------  ----------   ---------

NET INCOME............................       $ 1,245    $  2,297    $    242
OTHER COMPREHENSIVE INCOME -
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
      arising during the period, net of
      income taxes of $283, $2,022, and
      $1,377..........................           885       4,123      (2,252)

       Less: reclassification
       adjustment for gains included in
       net income, net of income taxes          (942)       (186)       (121)
                                            ---------  ----------   ---------

OTHER COMPREHENSIVE INCOME (LOSS).....           (57)      3,937      (2,373)
                                            ---------  ----------   ---------

COMPREHENSIVE INCOME (LOSS)...........      $  1,188    $  6,234    $ (2,131)
                                            =========  ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity
                             (In thousands, except share data)

                                                                            Accumulated
                              Common Shares                                   Other
                             ----------------   Capital  Retained Treasury  Comprehensive
                              Shares    Amount  Surplus  Earnings  Stock    Income (Loss)   Total
                             ---------  ------  -------- -------- --------  ------------- -------
BALANCE, December 31, 1998.. 2,433,064  $   24  $ 13,951 $11,651  $  (513)   $    142     $25,255

  Net income................        --      --        --     242       --          --         242
  Change in unrealized
    holding gains on
    securities available
    for sale, net of
    income taxes and
    reclassification
    adjustment.............         --      --        --      --       --      (2,373)     (2,373)

  Other....................      9,796      --        25      --       --          --          25
                             --------- ------- --------- -------  -------    --------     -------
BALANCE, December 31, 1999.. 2,442,860      24    13,976  11,893     (513)     (2,231)     23,149
  Net income................        --      --        --   2,297       --          --       2,297
  Change in unrealized
    holding losses on
    securities available
    for sale, net of
    income taxes and
    reclassification
    adjustment.............        --       --       --      --        --       3,937       3,937
  Other....................    (4,950)      --       74      --        --          --          74
                             --------- ------- --------- -------  -------    --------     -------
BALANCE, December 31, 2000.. 2,437,910      24    14,050  14,190     (513)      1,706      29,457
  Net income.................       --      --        --   1,245       --          --       1,245
  Change in unrealized
    holding gains on
    securities available
    for sale, net of
    income taxes and
    reclassification
    adjustment...............       --      --        --      --       --         (57)        (57)
  Other......................    4,140      --        34      --       --          --          34
                             --------- ------- --------- -------  -------    --------     -------
BALANCE, December 31, 2001.. 2,442,050 $    24 $  14,084 $15,435  $  (513)   $  1,649     $30,679
                             ========= ======= ========= =======  =======    =======      =======

    The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)
                                                   2001       2000       1999
                                                 --------  ---------   --------
OPERATING ACTIVITIES:
  Net income...................................   $ 1,245    $ 2,297     $  242
  Adjustments to reconcile net income to net
     cash provided by operating activities -
     Provision for credit losses...............     1,699      1,202      1,138
     Depreciation and amortization.............     1,364      1,131      1,045
     Amortization of intangible assets.........       482        508        541
     Net premium amortization on investment
        securities.............................     2,144        737        612
     Proceeds from loans recovered.............       303        269        170
     Write down of other real estate owned and
        repossessed assets.....................        49        470      2,271
     Change in interest receivable and other
        assets, net............................       541     (1,834)      (400)
     Gain on disposal of asset-based lending
        subsidiary.............................        --       (159)      (438)
     Loss on sale of bank premises and equipment        5         57         10
     Net realized gains on sales of investment
        securities.............................    (1,396)      (276)      (198)
     Deferred income taxes.....................      (342)       603     (2,503)
     Change in dividend distribution payable...       413        398         --
     Change in other liabilities, net..........    (1,233)     1,572       (515)
     Originations of loans to be sold..........  (122,180)  (130,563)   117,299)
     Proceeds from sale of loans...............   122,180    130,563    117,299
                                                  --------  ---------  --------

            Net cash provided by operating
               activities.....................       5,265     6,966      1,975
                                                  --------  ---------  --------
INVESTING  ACTIVITIES:
  Purchase of investment securities............   (162,321) (178,827)  (185,958)
  Proceeds from sales of investment securities.    119,394     23,789    39,732
  Proceeds from maturities of investment
     securities................................     86,414     48,345    87,671
  Net increase in loans........................    (53,132)    (7,630)  (16,160)
  Additions to premises, leasehold improvements
     and equipment.............................     (1,965)    (4,296)   (4,396)
  Proceeds from sale of premises and equipment.         66        241       121
  Disposition of discontinued asset-based lending
  subsidiary...................................         --        159    23,373
                                                   --------  ---------  --------
            Net cash used in investing activities  (11,544)  (118,219)  (55,617)
                                                   --------  ---------  --------
 FINANCING  ACTIVITIES:
  Net increase in demand, savings, NOW and
     money market accounts.....................     12,824     43,632    38,890
  Net increase (decrease) in time deposits.....     32,681     (5,879)    1,322
  Net increase (decrease) in short-term
     borrowings................................    (32,467)    61,728    39,410
  Repayments of long-term  borrowings..........    (13,000)    (2,009)  (29,520)
  Proceeds from long-term borrowings...........         --         88    15,000
  Amortization of discount on subordinated
     notes.....................................        371         93        92
  Amortization of deferred charges.............         --         20        20
  Proceeds from issuance of subordinated
     debentures................................     14,429      7,220        --
  Amortization of discount on subordinated
      debentures...............................        (50)       (12)       --
  Other, net...................................       (120)        74        25
                                                  --------  ---------   --------
            Net cash provided by financing
              activities.......................     14,668    104,955    65,239
                                                  --------  ---------   --------
NET  INCREASE  (DECREASE)  IN  CASH  AND  CASH
EQUIVALENTS....................................      8,389     (6,298)   11,597
CASH  AND  CASH  EQUIVALENTS, beginning of year     15,583     21,881    10,284
                                                  --------  ---------   --------

CASH  AND  CASH  EQUIVALENTS, end of year......    $23,972   $ 15,583   $21,881
                                                  ========  =========   ========
SUPPLEMENTAL  CASH  FLOW  INFORMATION:
  Interest paid................................    $24,601   $ 27,431   $16,494
                                                  ========  =========   ========
   Income taxes paid............................   $   920   $    541   $ 1,107
                                                  ========  =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



1.  Summary of Significant Accounting Policies

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc. and BNC Asset Management, Inc., "BNC - Minnesota") and BNC National Bank of Arizona ("BNC - Arizona" and, together with BNC - Minnesota, "the Banks"). BNCCORP, through these wholly-owned subsidiaries, which operate from eighteen locations in North Dakota, Minnesota, and Arizona, provides a broad range of banking and financial services to small and mid-size businesses and individuals.

On July 9, 2001, BNCCORP established a new banking subsidiary, BNC National Bank of Arizona, headquartered in Tempe, Arizona. On November 20, 2000, the Company merged BNC National Bank ("BNC-North Dakota") with and into BNC National Bank of Minnesota ("BNC-Minnesota") and then changed the name of the combined bank to BNC National Bank. On December 31, 1999 the Company sold its asset-based lending subsidiary, BNC Financial Corporation, which is treated as a discontinued operation.

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively,   the  "Company")  conform  to  accounting  principles  generally accepted in the United States and general practices within the financial services industry. The more significant accounting policies are summarized below.

Business Combinations. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition. Other business combinations have been accounted for under the pooling-of-interests method of accounting which requires the assets, liabilities and stockholders' equity of the merged entity to be retroactively combined with the Company's respective accounts at historical value. Prior period financial statements have been restated to give effect to business combinations accounted for under this method.

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

Investment Securities. Investment and mortgage-backed securities which the Company intends to hold for indefinite periods of time, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors, as well as securities on which call options have been written, are classified as available for sale. Available-for-sale securities are measured at fair value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale are reported as a separate component of stockholders' equity (see "Comprehensive Income") until realized. All securities were classified as available for sale as of December 31, 2001 and 2000. Investment and mortgage-backed securities which the Company intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost which are other than temporary could result in write-downs of the individual securities to their fair value. Such write-downs, should they occur, would be included in earnings as realized losses. There were no such write-downs during 2001, 2000, or 1999.

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

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

     Reserves for Homogeneous Loan Pools. The Company makes a significant number of loans and leases which, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Company segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

     Special Reserve. The Company's senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history.


Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer
institutions   and  regulatory   guidance  in  addition  to  the  Company's  own
experience.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above process.

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

Mortgage Servicing and Transfers of Financial Assets. The Banks regularly sell loans to others on a non-recourse basis. Sold loans are not included in the accompanying balance sheets. The Banks generally retain the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2001 and 2000, the Banks were servicing loans for the benefit of others with aggregate unpaid principal balances of $235.8 and $216.0 million, respectively. Many of the loans sold by the Banks are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Banks. Upon sale, any unearned net loan fees or costs are recognized in income. Gains on sales of loans were $22,000, $71,000 and $0 for 2001, 2000 and 1999, respectively, and are included in fees on loans.

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

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheet and are stated at the lower of carrying amount or fair value less cost to sell. When an asset is acquired, the excess of the recorded investment in the asset over fair value, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expenses. The Company's investment in such assets at December 31, 2001 and 2000 was $70,000 and $84,000, respectively.

Deferred Charges and Intangible Assets. Deferred charges and intangible assets include premiums paid for deposits assumed, goodwill, debt related costs and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of ten years using the straight-line method. Goodwill represents the aggregate excess of the cost of subsidiaries acquired over the fair value of their net assets at dates of acquisition and is being amortized over its estimated useful life of 15 to 25 years using the straight-line method. Debt related costs represent legal, accounting and other fees and expenses associated with the issuance of such indebtedness. These costs are being amortized over the term of the notes using the effective interest rate method. The Company's intangible assets are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods.

Impairment of Long-Lived Assets. The Company periodically reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 2001, 2000 or 1999.

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

     Derivative  Financial   Instruments.   The  fair  value  of  the  Company's
     derivatives equals the quoted market price.

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

Derivative Financial Instruments. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended, which requires all derivative financial instruments, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The fair value of the Company's derivative financial instruments is determined based on quoted market prices for comparable transactions, if available, or a valuation model that calculates the present value of expected future cash flows.

Changes in the fair value of derivative financial instruments are required to be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires formal documentation designation and assessment of effectiveness of transactions that receive hedge accounting.

As part of managing its interest rate risk, the Company may enter into derivative financial instruments such as interest rate swaps, caps and floors. Interest rate swaps are used to exchange fixed and floating rate interest payment obligations and caps and floors are used to minimize the impact of fluctuating interest rates on earnings.

The Company's derivative financial instrument (an interest rate floor contract) qualified as a cash flow hedge on January 1, 2001, and as a result of the adoption, the Company recognized its derivative financial instrument on its balance sheet at its fair value with an offsetting charge to earnings of $113,000, net of taxes, for the derivative instrument's loss excluded from the assessment of hedge effectiveness. This amount is presented as the cumulative effect of a change in accounting principle for the year ended December 31, 2001. During 2001, the Company recognized in earnings $348,000 for the derivative instrument's gain and a loss of $(120,000) was reclassified into earnings as a result of the discontinuance of its cash flow hedge.

The Company entered into additional derivative financial instruments during 2001 to mitigate its interest rate risk, but has not designated these instruments as cash flow hedges.

Revenue Recognition. The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, federal funds sold and interest bearing due from accounts. Noninterest income is recognized when it has been realized or is realizable and has been earned. In accordance with existing accounting and industry standards, as well as recent guidance issued by the Securities and Exchange Commission ("SEC"), the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies which could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.

Trust Fees. Trust fees are recorded on the accrual basis of accounting.

Income Taxes. The Company files a consolidated federal income tax return. State income tax returns are filed separately by each subsidiary. In accordance with a tax sharing arrangement, BNCCORP collects for or pays to each of its subsidiaries the tax or tax benefit resulting from its inclusion in the consolidated federal return.

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

Comprehensive Income (Loss). The Company presents a consolidated statement of comprehensive income (loss) which is a total of net income and all other non-owner changes in equity. Non-owner changes are transactions that did not occur as a result of stockholder action.

Segment Disclosures. Banking is the primary operational activity of the Company. There are no other operational segments which are material and are required to be separately disclosed for financial statement purposes. Therefore, there are no segment disclosures included in these consolidated financial statements.

Recently Issued Accounting Pronouncements. On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 did not require restatement of prior period financial statements. The impact of adoption of SOP 98-5 is presented in the consolidated financial statements as a cumulative effect of change in accounting principle for the year ended December 31, 1999.

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141" and "SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted the provisions of SFAS 142 effective January 1, 2002.

In July 2001, the SEC issued Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"). SAB 102 expresses the SEC staff's views on the development, documentation, and application of a systematic methodology as required by its Financial Reporting Release No. 28 (issued in December 1986) for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect a registrant to prepare and maintain in support of its allowance for loan losses. Also in July 2001, the federal banking agencies issued their "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (the "Policy Statement"). Developed in collaboration with the SEC, the Policy Statement clarifies the agencies' expectations and provides guidance regarding methodologies and documentation support for the allowance for loan and lease losses. SAB 102 and the Policy Statement do not change the guidance in generally accepted accounting principles and in previous SEC and regulatory agency statements but, rather, are intended to improve the allowance for loan and lease losses process and documentation. Therefore, adoption of these two issuances did not materially impact the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. BNCCORP will adopt SFAS 144 on January 1, 2002; however, adoption of the statement is not expected to have a material impact.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Banks are also subject to minimum regulatory capital requirements. At December 31, 2001, capital levels exceed minimum capital requirements (see Note 12).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform with the current year's presentation.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

2.  Expansion, Mergers and Divestitures:

The following expansion, mergers and divestitures transpired during the three years ended December 31, 2001:

On July 9, 2001, the Company established a new banking subsidiary, BNC National Bank of Arizona headquartered in Tempe, Arizona.

On November 20, 2000, BNC-North Dakota merged with and into BNC-Minnesota and the name of the combined bank was changed to BNC National Bank. The transaction was accounted for as a pooling of interests.

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

Net interest income and noninterest income for BNC Financial for the year ended December 31, 1999 were $1.6 and $1.1 million, respectively. These amounts are not included in net interest income and noninterest income in the accompanying consolidated statements of income.

3.  Restrictions on Cash and Due From Banks:

The Banks are required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required reserve balances were $4.2 and $2.4 million as of December 31, 2001 and 2000, respectively.

4.  Debt and Equity Securities:

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2001 or 2000. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

                                                Gross       Gross     Estimated
                                 Amortized    Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses       Value
                                 -----------  ----------  ----------  ----------
              2001
U.S. government agency mortgage-
   backed securities...........   $  42,027    $    243   $   (324)    $  41,946
U.S. government agency
securities.....................       4,396          99         --         4,495
Collateralized mortgage
obligations....................     135,423       2,236       (391)      137,268
State and municipal bonds......      16,952         649       (120)       17,481
   Corporate debt securities......   10,329         376        (94)       10,611
Equity securities..............       7,380          --         --         7,380
                                 -----------  ----------  ----------  ----------
                                 $  216,507   $   3,603   $   (929)   $  219,181
                                 ===========  ==========  ==========  ==========


              2000
U.S. government agency mortgage-
   backed securities...........   $  44,272    $    435   $   (239)   $   44,468
U.S. government agency securities     4,880          35        (25)        4,890
Collateralized mortgage
obligations....................     164,221       1,919       (736)      165,404
State and municipal bonds......      20,782         385       (262)       20,905
Corporate debt securities......      16,968         931          --       17,899
Equity securities..............       9,619          --          --        9,619
                                  ----------  ----------  ----------  ----------
                                  $ 260,742   $   3,705   $  (1,262)  $  263,185
                                  ==========  ==========  ==========  ==========

The amortized cost and estimated fair market value of available-for-sale debt securities classified according to their contractual maturities at December 31, 2001, were as follows (in thousands):


                                               Estimated
                                    Amortized     Fair
                                       Cost      Value
                                    ---------- -----------

Due in one year or less...........   $    510   $     517
Due after one year through five
   years..........................      5,902       6,139
Due after five years through ten
   years..........................     29,363      29,931
Due after ten years...............    173,352     175,214
                                    ----------  ----------
   Total..........................  $ 209,127   $  211,801
                                    ==========  ==========

Securities carried at approximately $186.0 and $215.4 million at December 31, 2001 and 2000, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the Federal Home Loan Bank ("FHLB").

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

                              2001         2000          1999
                           -----------  ------------  -----------

Sales proceeds........      $ 119,394     $  23,789   $   39,732
Gross realized gains..      $   1,530     $     324   $      239
Gross realized losses.      $     134     $      48   $       41


Income taxes applicable to net gains and losses on securities available for sale were $405,000, $90,000, and $75,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                        2001         2000
                                      ----------  -----------
Commercial and industrial.........    $ 109,143   $ 112,407
Real estate:
   Mortgage.......................      136,219      90,622
   Construction...................       34,872      25,301
Agricultural......................       19,810      15,775
Consumer..........................       12,119      12,016
Lease financing...................        7,578      10,202
Other.............................        1,566       2,872
                                      ----------  -----------
   Total..........................      321,307     269,195
Less:
  Allowance for credit losses.....       (4,325)     (3,588)
  Unearned income and net
    unamortized deferred fees and
    costs.........................         (516)       (270)
                                      ----------  -----------
      Net loans and leases........    $ 316,466   $ 265,337
                                      ==========  ===========

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

                            2001         2000
                           -------      -------
North Dakota............     41%           47%
Minnesota...............     33            33
Arizona.................     16            --
South Dakota............      8            13
Other...................      2             7
                           -------      -------
      Totals............    100%          100%
                           =======      =======

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $136.2 and $90.6 million of real estate mortgages as of December 31, 2001 and 2000, respectively, approximately $54.9 and $44.6 million, respectively, were loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans that are secured by real estate. Single- and multi-family residential mortgage loans totaling $6.6 and $7.0 million at December 31, 2001 and 2000, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $35.6 and $17.2 million at December 31, 2001 and 2000, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2001 are real estate loans, such as loans to non-residential and apartment building operators and lessors of real property, and loans related to hotels and other lodging places. Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral.

Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

                                        2001                      2000
                               ------------------------  -----------------------
                               Recorded     Valuation     Recorded     Valuation
                               Investment   Allowance    Investment    Allowance
                               -----------  -----------  ----------   ----------
Impaired loans -
   Valuation allowance
   required..................   $  11,571     $    769   $   6,506    $   1,389
   No valuation allowance
   required..................          17           --          33           --
                               -----------  -----------  ----------   ----------
      Total impaired loans...   $  11,588     $    769   $   6,539    $   1,389
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

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and approximate interest income recognized for such loans were as follows for the years ended December 31 (in thousands):

                                           2001       2000        1999
                                         ---------  ---------   ---------
Average recorded investment in impaired
   loans..............................    $ 9,101   $ 7,393     $ 8,977
                                         =========  =========   =========
Interest income recognized on impaired
   loans..............................     $  761    $  791      $  914
                                         =========  =========   =========
Average recorded investment in impaired
   loans ss a percentage of average
   total loans........................       2.9%      2.9%       3.6%
                                         =========  =========   =========

Nonaccrual and Restructured Loans. As of December 31, 2001 and 2000, the Company had $3.4 million and $343,000, respectively, of nonaccrual loans and $5,000 and $16,000, respectively, of restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year-end had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                           2001       2000       1999
                                         ---------  ---------  ---------
Interest income that would have been
   recorded...........................      $  87      $  35      $ 141
Interest income recorded..............          3          6         29
                                         ---------  ---------  ---------
Effect on interest income.............      $  84      $  29      $ 112
                                         =========  =========  =========

As of December 31, 2001, the Company had no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Allowance for Credit Losses. Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

                                           2001       2000       1999
                                         ---------  ---------  ---------
Balance, beginning of year.............  $  3,588   $  2,872    $  2,854

    Provision for credit losses........     1,699      1,202       1,138
    Loans charged off..................    (1,265)      (755)     (1,290)
    Loans recovered....................       303        269         170
                                         ---------  ---------  ---------
Balance, end of year...................  $  4,325   $  3,588    $  2,872
                                         =========  =========  =========

6. Premises, Leasehold Improvements and Equipment:

Premises, leasehold improvements and equipment consisted of the following at December 31 (in thousands):

                                                    2001          2000
                                                  ---------     ----------
Land and improvements..........................   $  1,168       $ 1,107
Buildings and improvements.....................     10,899        10,494
Leasehold improvements.........................      1,035         1,101
Furniture, fixtures and equipment..............      8,843         7,802
                                                  ---------     ----------
   Total cost..................................     21,945        20,504
Less accumulated depreciation and amortization.     (6,542)       (5,631)
                                                  ---------     ----------
   Net premises, leasehold improvements and
     equipment.................................   $ 15,403      $ 14,873
                                                  =========     ==========

Depreciation and amortization expense on premises, leasehold improvements and equipment charged to continuing operations totaled approximately $1.4, $1.1 and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Deferred Charges and Intangible Assets:

Deferred charges and intangible assets consisted of the following at December 31 (in thousands):

                                                    2001          2000
                                                  ----------   -----------
Premiums paid for deposits assumed.............   $   4,022     $  4,022
Goodwill.......................................       1,115        1,115
Covenants not to compete.......................         480          480
Debt related costs.............................          --          147
Other miscellaneous intangibles................         112          112
                                                  ----------   -----------
   Total costs.................................       5,729        5,876
Less accumulated amortization .................      (3,558)      (3,157)
                                                  ----------   -----------
   Net deferred charges and intangible assets..   $   2,171    $   2,719
                                                  ==========   ===========

Amortization expense charged to continuing operations was $482,000, $528,000 and $541,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8. Deposits:

The scheduled maturities of time deposits as of December 31, 2001 are as follows (in thousands):

                2002.............................  $  111,827
                2003.............................      40,397
                2004.............................      33,599
                2005.............................       4,790
                2006.............................       3,050
                Thereafter.......................         598
                                                   ------------
                                                   $  194,261
                                                   ============

9. Notes Payable:

The Company's notes payable consisted of the following as of December 31 (in thousands):

                                                               2001       2000
                                                             --------  ---------
 BNCCORP:
 8 5/8% Subordinated Notes, due May 31, 2004,
   interest payable monthly (plus unamortized
   discount of $0 and $371 at December 31, 2001
   and 2000, respectively - effective rate 9.61%),
   unsecured (see below).................................      $   --    $12,580
 Subsidiaries:
 Federal funds purchased and U. S. Treasury tax
   and loan note option accounts (1).....................         447     32,692
 Repurchase advances from FHLB, renewable weekly,
   interest payable at renewal, rates ranging from
   6.47% to 6.59% at December 31, 2000, secured by
   mortgage loans, government agency mortgage-backed
   securities and government agency collateralized
   mortgage obligations (1)..............................          --     55,000
 Fixed rate advances from FHLB, callable quarterly
   and annually, principal due in 2009 and 2010,
   interest payable monthly at rates ranging from
   5.64% to 6.27%, secured by mortgage loans,
   government agency mortgage-backed securities
   and government agency collateralized mortgage
   obligations (1).......................................      62,200     62,200
 Fixed rate advances from FHLB, principal due in
   2002 through 2005, interest payable monthly at
   rates ranging from 2.83% to 5.46%, secured by
   mortgaged-backed securities and government agency
   collateralized mortgage obligations (1)...............      55,000         --
 Other (1)...............................................         326        598
                                                             --------  ---------
             Total.......................................    $163,070  $ 117,973
                                                             ========  =========


----------------

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2001 and 2000 was 5.01% and 6.30%, respectively.

The 8 5/8 percent Subordinated Notes (the "Notes"), which qualified as Tier 2 capital up to a certain limit under the Federal Reserve Board's risk-based capital guidelines (60 percent at December 31, 2000), were considered unsecured general obligations of BNCCORP. They were redeemable, at the option of BNCCORP, at par plus accrued interest to the date of redemption. Payment of principal of the Notes could be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of BNCCORP. An initial discount of $750,000 was being amortized to interest expense over the term of the Notes using the effective interest rate method.

During 2001, the Company purchased and retired $82,000 of the notes at a discount using cash generated from the sale of BNC Financial. On August 31, 2001, the Company redeemed the remaining $12.6 million of the Notes at par through exercise of the option of BNCCORP discussed above. The remaining $12.6 million of the Notes were redeemed using a portion of the cash generated from issuing trust preferred securities through the establishment of BNC Statutory Trust II (see Note 10). The transactions and redemption of the Notes resulted in an extraordinary loss of $134,000 ($0.06 per diluted share) net of income taxes of ($70,000).

During the twelve months ended December 31, 2000, the Company retired $2.0 million of the Notes. The Company purchased the Notes at a discount, and the transactions resulted in extraordinary gains of $257,000 ($.11 per diluted share), net of income taxes of $132,000. The Notes were retired using cash generated from the sale of BNC Financial.

10.  Guaranteed  Preferred   Beneficial  Interests  in  Company's   Subordinated
Debentures:

In July 2001, the Company established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to 3-month LIBOR plus 3.58 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of the Company. The floating rate junior subordinated deferrable interest debentures were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to 3-month LIBOR plus 3.58 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. Concurrent with the issuance of the preferred securities by the trust, the Company fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide the Company with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if the Company itself were to issue preferred stock because the Company is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. The Company owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs.

The trust preferred securities are subject to mandatory redemption on July 31, 2031, the stated maturity date of the debentures, or upon repayment of the debentures, or earlier, pursuant to the terms of the trust agreement. On or after July 31, 2006, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of the Company, subject to Federal Reserve Board approval, at declining redemption prices. Prior to July 31, 2006, the securities may be redeemed at the option of the Company on the occurrence of certain events that result in a negative tax impact, negative regulatory impact on the trust preferred securities or negative legal or regulatory impact on the special purpose trust which would cause it to be deemed to be an "investment company" for regulatory purposes. In addition, the Company has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years.

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

11.   Stockholders' Equity:

BNCCORP and the Banks are subject to certain minimum capital  requirements  (see
Note 12). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Banks to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency ("OCC"), the Banks' principal regulator, is required for the Banks to pay dividends to BNCCORP in excess of the Banks' earnings retained in the current year plus retained net profits for the preceding two years. At December 31, 2001 approximately $5.9 million of retained earnings were available for bank dividend declaration without prior regulatory approval.

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

12.   Regulatory Capital:

BNCCORP and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BNCCORP and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of BNCCORP and the Banks are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Banks to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2001, BNCCORP and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notifications from the OCC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institutions' categories.

Actual capital amounts and ratios of BNCCORP and its subsidiary bank(s) as of December 31 are also presented in the tables (dollar amounts in thousands):

                                                                            To be Well
                                                       For Capital       Capitalized Under
                                      Actual        Adequacy Purposes    Prompt Corrective
                                                                         Action Provisions
                                 -----------------  ------------------  --------------------
                                  Amount    Ratio    Amount    Ratio    Amount      Ratio
                                 ---------  ------  --------- --------  --------  ----------

     As of December 31, 2001
Total Capital (to risk-weighted
assets):
   Consolidated................  $ 53,428   12.96%  $ 32,969      8.0%      N/A       N/A
   BNC National Bank...........    44,098   11.01     32,053      8.0   $40,067      10.0%
   BNC National Bank of Arizona     2,657   22.93        927      8.0     1,159      10.0
Tier I Capital (to risk-
weighted assets):
   Consolidated................    36,536    8.87     16,485      4.0       N/A       N/A
   BNC National Bank...........    39,916    9.96     16,027      4.0    24,040       6.0
   BNC National Bank of Arizona     2,514   21.70        464      4.0       695       6.0
Tier I Capital (to average
assets):
   Consolidated................    36,536    6.33     23,074      4.0       N/A       N/A
   BNC National Bank...........    39,916    6.96     22,940      4.0    28,675       5.0
   BNC National Bank of Arizona     2,514   20.10        500      4.0       625       5.0
     As of December 31, 2000
Total Capital (to risk-weighted
assets):
   Consolidated................  $ 43,774   11.97%  $ 29,261      8.0%      N/A       N/A
   BNC National Bank...........    39,745   10.92     29,122      8.0   $ 36,403     10.0%
Tier I Capital (to risk-weighted
assets):
   Consolidated................    32,638    8.92     14,631      4.0       N/A       N/A
   BNC National Bank...........    36,156    9.93     14,561      4.0    21,842       6.0
Tier I Capital (to average
assets):
   Consolidated................    32,638    5.88     22,195      4.0       N/A       N/A
   BNC National Bank...........    36,156    6.53     22,159      4.0    27,699       5.0

13.   Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):



                                              2001                    2000
                                    ----------------------  --------------------
                                     Carrying     Fair      Carrying     Fair
                                      Amount      Value      Amount      Value
                                    ----------  ----------  ---------  ---------
Assets:
   Cash, due from banks and
      federal funds sold...........   $23,972   $  23,972   $  15,583  $  15,583
   Investment securities available
      for sale.....................   219,181     219,181     263,185    263,185
   Loans and leases, net...........   316,466     319,502     265,337    261,103
   Derivative financial instruments       915         915          --         --
                                    ----------  ----------  ---------- ---------
                                      560,534   $ 563,570     544,105   $539,871
                                                ==========             =========
   Other assets....................    24,523                  25,911
                                    ----------              ----------
                                    $ 585,057                $570,016
                                    ==========              ==========
Liabilities:
   Deposits, noninterest-bearing... $  43,055   $  43,055   $  31,459  $  31,459
   Deposits, interest-bearing......   364,914     367,040     331,005    331,674
   Notes payable...................   117,973     118,846     163,070    162,137
   Guaranteed preferred beneficial
       interests in Company's
       subordinated debentures.....    22,244      22,915       7,606      7,347
                                     ---------  ---------   --------- ----------
                                      548,186   $ 551,856     533,140  $ 532,617
                                                =========             ==========
   Other liabilities................    6,192                   7,419

   Stockholders' equity.............   30,679                  29,457
                                     ---------              ----------
                                     $585,057               $ 570,016
                                     =========              ==========

14.   Financial Instruments:

In the normal course of business, the Company uses various financial instruments to meet the needs of its customers and to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate or liquidity risk.

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

Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates. Interest rate caps and floors are used to protect the Company's balance sheet from unfavorable movements in interest rates while allowing benefit from favorable movements. The credit risk related to interest rate contracts is that counterparties may be unable to meet the contractual terms of the agreements. This risk is estimated by calculating the present value of the cost to replace outstanding contracts in a gain position at current market rates, reported on a net basis by counterparties. The Company manages the credit risk of its interest rate contracts through bilateral collateral agreements, credit approvals, limits and monitoring procedures. Additionally, the Company reduces the assumed counterparty credit risk through master netting agreements that permit the Company to settle interest rate contracts with the same counterparty on a net basis.

The contractual or notional amounts of these financial instruments were as follows as of December 31 (in thousands):

                                          2001         2000
                                       -----------  -----------

Commitments to extend credit........    $ 113,333    $  77,902
Letters of credit...................          739        6,159
Interest rate floors................           --       25,000
Interest rate caps..................       40,000           --

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

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $1.8 and $1.4 million at December 31, 2001 and 2000, respectively. During 2001, $1.0 million of new loans were made and repayments totaled $587,000. The total amount of deposits received from these parties was $1.8 and $1.6 million at December 31, 2001 and 2000, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Banks to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Banks in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Banks. As of December 31, 2001, BNCCORP and its affiliates were in compliance with these requirements.

16.   Repossessed and Impaired Asset Expenses/Write-Offs:

The Company recorded write downs to estimated net realizability of other real estate owned and repossessed assets, and related collection and other expenses, of $40,000, $470,000 and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's investment in repossessed assets of $70,000 as of December 31, 2001 represents management's current estimate of net realizable value based upon current valuation of the assets.

17.   Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

                                             2001       2000       1999
                                            --------   --------   --------
Continuing Operations -
  Current................................   $   950     $ 303     $  726
  Deferred income taxes from the following
   timing differences:
       Provision for credit losses.......      (241)     (342)       117
       Depreciation......................        74        41        (66)
       Write-downs of other real estate
        owned and repossessed assets.....        --       829       (829)
       Leases............................        42       (54)       (69)
       Other.............................      (217)      129       (278)
                                            --------   --------   --------
                                            $   608     $ 906     $ (399)
                                            ========   ========   ========

                                             2001       2000       1999
                                            --------   --------   --------
Discontinued Operation -
  Current................................   $    --     $   82    $  410

  Deferred income taxes from the following
  timing differences:
       Provision for credit losses.......        --        --         98
       Depreciation......................        --        --          4
       Other.............................        --        --         48
                                            --------   --------   --------
                                            $    --    $   82     $  560
                                            ========   ========   ========

The provision (benefit) for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

                                             2001        2000       1999
                                            --------   ---------   --------
Tax at 34% statutory rate................   $   714    $   947     $ (316)
Increase (decrease) resulting from:
   State taxes (net of federal benefit)..        99        266         (1)
   Tax-exempt interest...................      (250)      (321)      (142)
   Other, net............................        45         14         60
                                            --------   ---------   --------
                                             $  608    $   906      $(399)
                                            ========   =========   ========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                         2001       2000
                                                        --------   --------
Deferred tax asset:
   Loans, primarily due to differences in accounting
     for credit losses...............................   $ 1,490    $ 1,429
   Difference between book and tax amortization of
     branch premium acquisition costs................       276        233
    Other.............................................      392         94
                                                        --------   --------
         Deferred tax asset..........................     2,158      1,756
                                                        --------   --------
Deferred tax liability:
   Unrealized gain on securities available for sale..     1,016        733
   Leases, primarily due to differences in accounting
      for leases.....................................       420        381
   Premises and equipment, primarily due to
      differences in original cost basis and
      depreciation...................................       578        510
    Other............................................        --        115
                                                        --------   --------
         Deferred tax liability......................     2,014      1,739
                                                        --------   --------
         Net deferred tax asset......................    $  144      $  17
                                                        ========   ========

18.  Earnings Per Share:

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances:

                                          Net
                                        Income
                                        (Loss)         Shares       Per-Share
                                      (Numerator)   (Denominator)     Amount
                                       ----------   -------------  ------------
                  2001
       Basic earnings per share:
Income from continuing operations....  $1,492,000    $ 2,395,353     $   0.62
Extraordinary item - loss on early
   extinguishment of debt, net of
   income taxes......................    (134,000)     2,395,353        (0.05)
Cumulative effect of change in
   accounting principle, net of
   income taxes......................    (113,000)     2,395,353        (0.05)
                                       ----------                    ----------
Income available to common
stockholders                           $1,245,000                    $   0.52
                                       ==========                    ==========
Effect of dilutive shares -
   Options...........................                    25,760
                                                   -------------
       Diluted earnings per share:
Income from continuing operations....  $1,492,000     2,421,113      $   0.62
Extraordinary item - loss on early
   extinguishment of debt, net of
   income taxes......................    (134,000)    2,421,113         (0.06)
Cumulative effect of change in
   accounting principle, net of income
   taxes.............................    (113,000)    2,421,113         (0.05)
                                       ----------                    ----------
Income available to common
   stockholders......................  $1,245,000                    $   0.51
                                       ==========                    ==========


                  2000
       Basic earnings per share:
Income from continuing operations...   $1,881,000    2,397,356       $   0.78
Gain on disposal of asset-based
   lending subsidiary, net of
   income taxes.....................      159,000    2,397,356           0.07
Extraordinary item - gain on early
   extinguishment of debt, net of
   income
   taxes.............................     257,000    2,397,356           0.11
                                        ----------                   ----------
Income available to common
   stockholders......................  $2,297,000    2,397,356       $   0.96
                                       ==========                    ==========
Effect of dilutive shares -
   Options...........................                    1,197
                                                   -----------
       Diluted earnings per share:
Income from continuing operations....  $1,881,000    2,398,553       $   0.78
Gain on disposal of asset-based
   lending subsidiary, net of income
   taxes.............................     159,000    2,398,553           0.07
Extraordinary item - gain on early
   extinguishment of debt, net of
   income taxes......................     257,000    2,398,553           0.11
                                       ----------                    ----------
Income available to common
   stockholders                        $2,297,000    2,398,553       $   0.96
                                       ==========                    ==========




                                            Net
                                          Income
                                          (Loss)          Shares       Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        ------------   -------------  ----------
                 1999
       Basic earnings per share:
Loss from continuing operations........ $ (529,000)     2,406,618     $  (0.22)
Income from operations of discontinued
   asset-based lending subsidiary, net
   of income taxes.....................    429,000      2,406,618         0.18
Gain on disposal of asset-based
   lending subsidiary, net of income
   taxes...............................    438,000      2,406,618         0.18
Cumulative effect of change in
   accounting principle, net of income
   taxes...............................    (96,000)     2,406,618        (0.04)
                                        ------------                ------------
Income available to common stockholders $  242,000      2,406,618     $   0.10
                                        ============                ============
Effect of dilutive shares -
   Options.............................                       400
                                                     -------------
       Diluted earnings per share:
Loss from continuing operations........ $ (529,000)     2,407,018    $   (0.22)
Income from operations of discontinued
   asset-based lending subsidiary, net
   of income taxes.....................    429,000      2,407,018         0.18
Gain on disposal of asset-based
   lending subsidiary, net of income
   taxes...............................    438,000      2,407,018         0.18
Cumulative effect of change in
   accounting principle, net of income
   taxes...............................    (96,000)     2,407,018        (0.04)
                                        ------------                ------------
Income available to common stockholders $  242,000      2,407,018     $   0.10
                                        ============                ============



The following options and warrants, with exercise prices ranging from $5.88 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                            2001         2000         1999
                                         -----------  -----------  -----------
Quarter ended March 31.............         101,570      159,934      170,134
Quarter ended June 30..............          97,177      152,548      170,234
Quarter ended September 30.........          95,508      114,131      170,034
Quarter ended December 31..........          95,508      120,512      172,434

19.   Benefit Plans:

BNCCORP has a 401(k) plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Eligible employees may elect to defer up to 15 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of 5 percent of compensation. The Company made matching contributions  of  $207,000,  $188,000  and  $171,000  in 2001,  2000 and  1999,
respectively. Under the investment options available under the 401(k) plan, employees may elect to invest their salary deferrals in BNCCORP common stock.

20.   Commitments and Contingencies:

Employment Agreements and Noncompete Convenants. The Company has entered into three-year employment agreements with its chairman of the board ("Chairman"), president and chief executive officer ("CEO") and the executive vice president, business development of BNC - Minnesota (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements of the Chairman and CEO, if status as employees with BNCCORP is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of the Company, as defined in the agreements, then the Chairman and CEO will be paid a lump-sum amount equal to three times their current annual compensation. Under the agreement with BNC - Minnesota's executive vice president, if his status as an employee with the Company is terminated for any reason other than death, disability, cause, or if he terminates his employment for good reason, except in the event of a change in control of the Company, then he will be paid a lump-sum amount equal to 1/12th of his current annual compensation multiplied by the number of partial or full months remaining in the employment agreement. If his status as an employee with the Company is terminated following a change in control of the Company, then he will be paid a lump-sum amount equal to three times his current annual compensation.

In conjunction with the business combination with Lips & Lahr, the Company assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commissions received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term which ran through December 31, 2000. Additionally, the agreements provide for the payment of deferred compensation for a term of ten years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officers' book of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. The deferred compensation payments have been accrued for as of December 31, 2001. Both of the Officers resigned and are now acting as consultants to BNC Insurance, Inc. pursuant to consulting agreements. Under these agreements, the Officers' annual salaries are replaced with annual consulting fees and the Company remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

In the business combination with Lips & Lahr, BNC Insurance, Inc. assumed two additional non-compete agreements with former officers of Lips & Lahr. Monthly payments under these agreements, which commenced in 1996, are scheduled to continue into 2006.

Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2001, 2000 and 1999, was $676,000, $431,000 and $467,000,
respectively, for facilities, and $94,000, $43,000 and $39,000, respectively, for equipment and other items. Minimum annual base lease payments for operating leases with remaining terms of greater than one year are as follows:

                2002...............     $914,000
                2003...............      816,000
                2004...............      771,000
                2005...............      622,000
                2006...............      254,000
                Thereafter.........           --

Legal Proceedings. In the normal course of business the Company may be a party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are not expected to be material to the Company's financial position, results of operations or cash flows.

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

As of December 31, 2001, 24,473 restricted shares issued under the Stock Plan were outstanding. 19,473 of the shares were fully vested. 5,000 shares vest 60 percent in 2002 and an additional 20 percent in each of 2003 and 2004. The Company records the compensation expense related to restricted stock over the applicable service period. Compensation cost charged to operations was $9,000, $74,000 and $70,000 in 2001, 2000 and 1999, respectively.

The number and weighted average grant-date fair value of nonvested stock were as follows for the years ended December 31:

                                               2001      2000     1999
                                             --------  -------  ----------
   Number...................................    --        --     17,500
   Weighted average grant-date fair value...    --        --     $10.12

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998, administered by the Committee and terminated during 1999.

The Company applies APB 25 and related interpretations in accounting for both the Stock Plan and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 2001, 2000 or 1999. As of December 31, 2001, 210,633 options had been awarded under the Stock Plan. 6,775 of them had been exercised and 203,858 remained outstanding. 4,550 options awarded under the Directors' Plan remained outstanding. Had compensation cost been determined on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and EPS would have been reduced as follows:

                                    2001            2000            1999
                                 -----------     ------------    -----------
Net Income:
   As Reported................   $1,245,000       $2,297,000      $ 242,000
   Pro Forma..................    1,145,000        2,237,000        139,000
Basic EPS:
   As Reported................         0.52             0.96           0.10
   Pro Forma..................         0.45             0.89           0.06
Diluted EPS:
   As Reported................         0.51             0.96           0.10
   Pro Forma..................         0.44             0.89           0.06


Following is a summary of stock option transactions for the years ended December 31:

                              2001               2000                 1999
                      ------------------ ------------------- -------------------
                       Options  Weighted  Options  Weighted   Options   Weighted
                         To     Average      to     Average      to      Average
                       Purchase Exercise  Purchase Exercise   Purchase  Exercise
                        Shares   Price     Shares   Price      Shares    Price
                       -------- --------- -------- ---------- --------- --------
Outstanding, beginning
of year................ 118,148   $13.84  122,434   $ 14.82   150,760   $  15.98
Granted................ 109,840     6.16   18,500      6.03    14,500       7.17
Exercised..............  (4,840)    5.94       --        --        --         --
Forfeited.............. (14,740)    8.21  (22,786)    12.80   (42,826)     16.29
                       --------           --------             -------
Outstanding, end of
   year...............  208,408    10.37  118,148     13.84   122,434      14.82
                       ========           ========            ========

Exercisable, end of
   year...............  106,948    12.88   62,688     13.11    51,934      12.26
                       ========           ========            ========
Weighted average fair
value of options:
   Granted............     2.91           $  3.05             $  3.18
                       ========           ========            ========
   Exercised.......... $   2.83                --                  --
                       ========           =======             ========
   Forfeited.......... $   3.88           $  5.84             $  7.29
                       ========           ========            ========

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value of options granted for the years ended December 31:

Weighted average -                2001        2000        1999
                                ----------  ----------  ----------
  Dividend yield...........         0.00%       0.00%       0.00%
  Risk-free  interest  rate -
   7 year treasury yield...         5.00%       6.30%       6.27%
  Volatility...............        35.36%      36.08%      27.16%
  Expected life............     7.0 years   7.0 years   7.0 years

Following is a summary of the status of options outstanding at December 31, 2001:

                               Outstanding Options          Exercisable Options
                       ------------------------------------ --------------------
                                                  Weighted            Weighted
                                 Weighted Average  Average             Average
                                     Remaining    Exercise             Exercise
                         Number  Contractual Life   Price     Number    Price
                       --------- ---------------- --------- --------- ----------
Options with exercise
  prices ranging from:

   $17.00 to $17.75       73,410    6.0 years     $  17.05     59,650   $  17.06
   $5.88 to $10.00       134,998    8.2 years     $   6.74     47,298   $   7.61
                        --------                             --------
                         208,408                              106,948
                        ========                             ========

22.   Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                               Parent Company Only
                            Condensed Balance Sheets
                                As of December 31
                        (In thousands, except share data)

                                                      2001          2000
                                                    ----------   -----------
Assets:
   Cash and cash equivalents.....................   $  6,250      $  8,543
   Investment in subsidiaries....................     46,847        40,611
   Loans.........................................          5            16
   Receivable from subsidiaries..................         86           462
   Deferred charges and intangible assets, net...        154           249
   Other.........................................        782           732
                                                    ----------   -----------
                                                    $ 54,124      $ 50,613
                                                    ==========   ===========
Liabilities and stockholders' equity:
   Subordinated notes............................   $     --      $ 12,580
   Subordinated debentures.......................     22,398         7,451
   Accrued expenses and other liabilities........      1,047         1,125
                                                    ----------   -----------
                                                      23,445        21,156
                                                    ----------   -----------
   Preferred stock, $.01 par value, 2,000,000
      shares authorized; no shares issued or
      outstanding................................         --            --
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,399,170 and 2,395,030
      shares issued and outstanding (excluding
      42,880 shares held in treasury)............         24            24
   Capital surplus...............................     14,084        14,050
   Retained earnings.............................     15,435        14,190
   Treasury stock (42,880 shares)................       (513)         (513)
   Accumulated other comprehensive income, net of
       income taxes..............................      1,649         1,706
                                                    ----------   -----------
    Total stockholders' equity...................     30,679        29,457
                                                    ----------   -----------
                                                    $ 54,124      $ 50,613
                                                    ==========   ===========


                                 Parent Company Only
                           Condensed Statements of Income
                           For the Years Ended December 31
                                   (In thousands)

                                                  2001        2000       1999
                                                ----------  ---------- ---------
Income:
   Management fee income....................... $    703    $  1,426   $  1,606
   Interest....................................      322         322      1,757
   Other.......................................       70          53          9
                                                ----------  ---------- ---------
      Total income.............................    1,095       1,801      3,372
                                                ----------  ---------- ---------
Expenses:
   Interest....................................    2,207       1,677      2,486
   Personnel expense...........................      512       1,162      1,320
   Legal and other professional................      144         124        134
   Depreciation and amortization...............       57          68         66
   Other.......................................      307         361        502
                                                ----------  ---------- ---------
      Total expenses...........................    3,227       3,392      4,508
                                                ----------  ---------- ---------
Loss before income tax benefit and equity in
  undistributed income of subsidiaries........    (2,132)     (1,591)    (1,136)
Income tax benefit.............................      691         518        433
                                                ----------  ---------- ---------
Loss before equity in undistributed income of     (1,441)     (1,073)      (703)
   subsidiaries................................
Equity in undistributed income of subsidiaries.    2,820       2,954         96
                                                ----------  ---------- ---------
Income (loss) from continuing operations.......    1,379       1,881       (607)
Equity in undistributed income from operations
    of discontinued asset-based lending                                     429
    subsidiary.................................       --          --
                                                ----------  ---------- ---------
Income (loss) before gain on disposal of
    asset-based lending subsidiary.............    1,379       1,881       (178)
Gain on disposal of asset-based lending
subsidiary.....................................       --         159        438
                                                ----------  ---------- ---------
Income before extraordinary item and cumulative
    effect of change in accounting principle...    1,379       2,040        260
Extraordinary item-gain (loss) on early
    extinguishment of debt, net of income taxes     (134)        257         --
Cumulative effect of change in accounting
    principle, net of income taxes.............       --          --        (18)
                                                ----------  ---------- ---------
      Net income............................... $  1,245    $  2,297   $    242
                                                ==========  ========== =========


                                 Parent Company Only
                         Condensed Statements of Cash Flows
                           For the Years Ended December 31
                                   (In thousands)

                                                    2001      2000       1999
                                                  --------- ---------- ---------
Operating activities:
   Net income.................................... $ 1,245   $  2,297   $   242
   Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities -
      Gain on sale of discontinued operation.....      --       (159)     (438)
      Depreciation and amortization..............      43         48        46
      Equity in undistributed income of
         subsidiaries...........................   (2,820)    (2,954)      (96)
      Equity in undistributed income of
         subsidiary - BNC Capital Trust I  -
         BNC Statutory Trust II...............         (7)       (12)       --
      Equity in undistributed income from
        operations of discontinued asset-based
        lending subsidiary.......................      --         --      (429)
      Change in prepaid expenses and othe
        receivables...............................   (104)        32    19,922
      Change in accrued expenses and other
        liabilities..............................     332         98        28
      Other......................................     386         14        --
                                                  --------- ---------- ---------
         Net cash provided by (used in) operating
            operating activities.................    (925)      (636)   19,275
                                                  --------- ---------- ---------
Investing activities:
   Disposition of discontinued operation.........      --         --     2,100
   Net decrease in loans.........................      11         --      (325)
   Increase in investment in subsidiaries .......  (3,464)      (232)   (3,157)
   Additions to premises, leasehold improvements
      and equipment, net.........................      12        (59)      (19)
                                                  --------- ---------- ---------
         Net cash used in investing activities...  (3,441)      (291)   (1,401)
                                                  --------- ---------- ---------
Financing activities:
   Repayments of long-term borrowings............ (13,172)    (2,001)  (29,532)
   Proceeds from long-term borrowings............      --         --    15,000
   Amortization of discount on subordinated
     notes.......................................     371         93        92
   Amortization of deferred charges..............      14         20        20
   Proceeds from issuance of subordinated
     debentures                                    14,893      7,440        --
   Amortization of discount on subordinated
   debentures....................................      53         12        --
   Other, net....................................     (86)        74        25
                                                  --------- ---------- ---------
         Net cash provided by (used in)
           financing activities..................   2,073      5,638   (14,395)
                                                  --------- ---------- ---------
Net increase (decrease) in cash and cash
   equivalents...................................  (2,293)     4,711     3,479
Cash and cash equivalents, beginning of year.....   8,543      3,832       353
                                                  --------- ---------- ---------
Cash and cash equivalents, end of year........... $ 6,250   $  8,543   $ 3,832
                                                  ========= ========== =========
Supplemental cash flow information:
   Interest paid................................. $ 2,143   $  1,293   $ 2,582
                                                  ========  ========== =========

   Income tax payments received from subsidiary
      banks, net of income taxes paid............ $   652   $     69   $   243
                                                  ========  ========== =========

23. Quarterly Financial Data (unaudited, in thousands, except shares and earnings per share):

                                                        2001
                                    --------------------------------------------
                                      First      Second     Third       Fourth
                                     Quarter     Quarter    Quarter    Quarter
                                    ----------  ---------- ----------  ---------
Interest income..................... $ 10,493    $ 10,197   $  9,333    $ 9,178
Interest expense....................    6,715       6,062      6,278      4,489
                                    ----------  ---------- ----------  ---------
Net interest income.................    3,778       4,135      3,055      4,689
Provision for credit losses.........      350         600        500        249
                                    ----------  ---------- ----------  ---------
Net interest income after provision     3,428       3,535      2,555      4,440
  for credit losses.................

Noninterest income..................    2,327       2,516      1,863      2,269
Noninterest expense.................    4,631       5,011      5,412      5,779
                                    ----------  ---------- ----------  ---------
Income (loss) before income taxes...    1,124       1,040       (994)       930
Provision for (benefit from) income
taxes...............................      335         353       (418)       338
                                    ----------  ---------- ----------  ---------
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle....      789         687       (576)       592

Extraordinary item - gain (loss) on
  on early extinguishment of debt,
  net of income taxes...............        4           4       (142)        --
Cumulative effect of change in
  accounting principle, net of
  income taxes......................     (113)         --         --         --
                                    ----------  ---------- ----------  ---------
Net income (loss)...................  $   680     $   691    $  (718)    $  592
                                    ==========  ========== ==========  =========

Basic earnings per common share:
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle....  $  0.33     $  0.29    $ (0.24)    $ 0.25
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes......................       --          --      (0.06)        --
Cumulative effect of change in
  accounting principle, net of
  income taxes......................    (0.05)         --         --         --
                                     ----------  ---------- ----------  --------
Basic net income (loss)............   $  0.28     $  0.29    $ (0.30)    $ 0.25
                                     ==========  ========== ==========  ========

Diluted earnings per common share:
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle...  $   0.33     $  0.28    $ (0.24)    $ 0.24
Extraordinary item - loss on
  early extinguishment of debt,
  net of income taxes..............        --          --      (0.06)       --
Cumulative effect of change in
  accounting principle, net of
  income taxes.....................     (0.05)         --         --        --
                                     ----------  ----------  ---------  --------
Diluted net income (loss)..........   $  0.28     $ 0.28     $ (0.30)    $ 0.24
                                     ==========  ==========  =========  ========


Average common shares:
Basic.............................   2,394,610   2,394,330  2,398,118  2,399,170
Diluted...........................   2,411,482   2,426,269  2,398,118  2,421,819



                                                       2000
                                     ------------------------------------------
                                       First     Second      Third    Fourth
                                      Quarter    Quarter    Quarter   Quarter
                                     ---------- ---------- ---------- ---------
Interest income...................... $  9,183   $ 10,604   $ 10,950  $ 11,026
Interest expense.....................    5,939      7,199      7,482     7,497
                                     ---------- ---------- ---------- ---------
Net interest income..................    3,244      3,405      3,468     3,529
Provision for credit losses..........      482        337        107       276
                                     ---------- ---------- ---------- ---------
Net interest income after provision
  for credit losses..................    2,762      3,068      3,361     3,253

Noninterest income...................    1,763      1,870      1,983     2,157
Noninterest expense..................    3,901      4,112      4,563     4,854
                                     ---------- ---------- ---------- ---------
Income before income taxes...........      624        826        781       556
Provision for income taxes...........      191        266        249       200
                                     ---------- ---------- ---------- ---------
Income from continuing operations....      433        560        532       356

Discontinued Operation:
Gain on disposal of discontinued
operation, net of income taxes.......       --         10         --       149
                                     ---------- ---------- ---------- ---------
Income before extraordinary item.....      433        570        532       505
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes.......................      122         47         65        23
                                     ---------- ---------- ---------- ---------
Net income...........................  $   555    $   617    $   597    $  528
                                     ========== ========== ========== =========

Basic and diluted earnings per
  common share:
Income from continuing operations....  $  0.18    $  0.23    $  0.22   $  0.15
Gain on disposal of discontinued
operation, net of income taxes.......       --       0.01         --      0.06
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes.......................     0.05       0.02       0.03      0.01
                                     ---------- ---------- ---------- ---------
Basic and diluted net income.........  $  0.23    $  0.26    $  0.25   $  0.22
                                     ========== ========== ========== =========

Average common shares:
Basic................................2,399,980  2,399,436  2,395,030  2,395,030
Diluted..............................2,400,486  2,399,835  2,395,321  2,395,030


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereby. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26 , 2002.

                                                BNCCORP, Inc.
                                                By:   /s/ Tracy Scott
                                                    ----------------------------
                                                      Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 26 , 2002.


/s/ Tracy Scott                       Chairman of the Board and Director
-----------------------------------
    Tracy Scott

/s/ Gregory K. Cleveland              President, Chief Executive Officer and
-----------------------------------                 Director
    Gregory K. Cleveland                  (Principal Executive Officer)
                                          (Principal Financial Officer)


/s/ Brenda L. Rebel                 Chief Financial Officer and Director
-----------------------------------    (Principal Accounting Officer)
    Brenda L. Rebel

/s/ Denise Forte-Pathroff, M.D.                     Director
-----------------------------------
    Denise Forte-Pathroff, M.D.

/s/ John A. Hipp, M.D.
-----------------------------------
    John A. Hipp, M.D.                              Director

/s/ Richard M. Johnsen, Jr.
-----------------------------------
    Richard M. Johnsen, Jr.                         Director

/s/ David A. Erickson                               Director
-----------------------------------
    David A. Erickson

/s/ Jerry R. Woodcox                                Director
-----------------------------------
    Jerry R. Woodcox

/s/ Brad J. Scott                                   Director
-----------------------------------
    Brad J. Scott

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
Exhibit
  No.
                             Exhibit Description

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

4.3 Rights Agreement, dated as of May 30, 2001, between BNCCORP, Inc. and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Registrant's Form 8-A dated June 5, 2001.

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

--------------------------------------------------------------------------------
Exhibit
  No.
                             Exhibit Description


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

10.9 Indenture between BNCCORP, Inc., as issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated July 31, 2001, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated as of August 13, 2001.

10.10 Guarantee Agreement by and between BNCCORP, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated July 31, 2001, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated as of August 13, 2001.

10.11 Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, BNCCORP, Inc., as Sponsor, and Gregory K. Cleveland, Tracy Scott and Brenda L. Rebel, as Administrators, dated July 31, 2001, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q dated as of August 13, 2001.

21.1   Subsidiaries of Company.

23.1   Consent of Arthur Andersen LLP

99.1   Representations of Arthur Andersen LLP