Form 10-Q
period 2002-03-31
BNCCORP INC
filed 2002-05-09
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                       ------
                                    FORM 10-Q
                                        -----

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           Commission File No. 0-26290


                                  BNCCORP, INC.
               (Exact name of registrant as specified in its charter)


               Delaware                                   45-0402816
   (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)                           No.)



                                   322 East Main
                          Bismarck, North Dakota 58501
                      (Address of principal executive office)
                                 (701) 250-3040
                          (Registrant's telephone number)



     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares of the registrant's outstanding common stock on April 15, 2002 was 2,399,170.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                   (In thousands, except share and per share data)


                          ASSETS                        March 31,   December 31,
                                                           2002         2001
                                                        ----------  ----------
                                                        (unaudited)

CASH AND DUE FROM BANKS................................   $ 13,121    $ 16,346
INTEREST-BEARING DEPOSITS WITH BANKS...................        122         126
FEDERAL FUNDS SOLD.....................................      3,000       7,500
     Cash and cash equivalents                              16,243      23,972
INVESTMENT SECURITIES AVAILABLE FOR SALE...............    203,861     219,181
LOANS AND LEASES, net of unearned income...............    317,369     320,791
ALLOWANCE FOR CREDIT LOSSES............................    (4,486)     (4,325)
   Net loans and leases................................    312,883     316,466
PREMISES, LEASEHOLD IMPROVEMENTS AND                        16,670      15,403
   EQUIPMENT, net......................................
INTEREST RECEIVABLE....................................      3,255       3,008
OTHER ASSETS...........................................      4,877       4,856
GOODWILL...............................................        437         437
OTHER INTANGIBLE ASSETS, net...........................      1,633       1,734
                                                        ----------   ----------
                                                         $ 559,859  $  585,057
                                                        =========== ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Noninterest-bearing.................................  $  31,872  $   43,055
   Interest-bearing -
      Savings, NOW and money market....................    179,399     170,653
      Time deposits $100,000 and over..................     80,358      83,809
      Other time deposits..............................    109,751     110,452
   Total deposits......................................    401,380     407,969
SHORT-TERM BORROWINGS..................................      3,944         760
FHLB BORROWINGS........................................     97,200     117,200
LONG-TERM BORROWINGS...................................         --          13
OTHER LIABILITIES......................................      4,948       6,192
         Total liabilities.............................    507,472     532,134
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN                22,025      22,244
   COMPANY'S SUBORDINATED DEBENTURES...................
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value -2,000,000 shares            --          --
      authorized;
      no shares issued or outstanding..................
   Common stock, $.01 par value -10,000,000 shares              24          24
      authorized;
      2,399,170 shares issued and outstanding
      (excluding 42,880 shares held in treasury).......
   Capital surplus.....................................     14,087      14,084
   Retained earnings...................................     15,625      15,435
   Treasury stock (42,880 shares)......................      (513)       (513)
   Accumulated other comprehensive income,                   1,139       1,649
      net of income taxes..............................
         Total stockholders' equity....................     30,362      30,679
                                                        ----------   ----------
                                                        $  559,859  $  585,057
                                                        =========== ===========

     The accompanying notes are an integral part of these consolidated balance sheets.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the Three Months Ended March 31
                      (In thousands, except per share data)


                                                              2002      2001
                                                            --------- ---------
INTEREST INCOME:                                                (unaudited)

  Interest and fees on loans................................  $ 5,342   $ 6,118
  Interest and dividends on investment securities-
   Taxable.................................................     2,458     3,993
   Tax-exempt..............................................       217       227
   Dividends...............................................        55       135
  Other....................................................        14        20
                                                            --------- ---------
         Total interest income.............................     8,086    10,493
                                                            --------- ---------
INTEREST EXPENSE:
  Interest on deposits.....................................     2,763     4,219
  Interest on short-term borrowings.........................       42        95
  Interest on FHLB borrowings..............................     1,441     2,108
  Interest on long-term borrowings.........................         2       293
                                                            --------- ---------
         Total interest expense............................     4,248     6,715
                                                            --------- ---------
         Net interest income...............................     3,838     3,778
PROVISION FOR CREDIT LOSSES................................       217       350
                                                            --------- ---------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES......     3,621     3,428
                                                            --------- ---------

NONINTEREST INCOME:
  Fees on loans............................................       515       164
  Insurance commissions....................................       467       508
  Net gain on sales of securities..........................       430       718
  Brokerage income.........................................       400       349
  Trust and financial services.............................       219       283
  Service charges..........................................       175       167
  Rental income............................................        47        19
  Other....................................................       142       119
                                                            --------- ---------
         Total noninterest income..........................     2,395     2,327
                                                            --------- ---------
NONINTEREST EXPENSE:
  Salaries and employee benefits...........................     2,860     2,349
  Occupancy................................................       534       449
  Depreciation and amortization............................       356       328
  Minority interest in income of subsidiaries..............       457       233
  Professional services....................................       389       299
  Office supplies, telephone and postage...................       263       230
  Marketing and promotion..................................       166       156
  Amortization of intangible assets........................       101       122
  FDIC and other assessments...............................        54        48
  Other....................................................       533       417
                                                            --------- ---------
         Total noninterest expense.........................     5,713     4,631
                                                            --------- ---------
Income before income taxes.................................       303     1,124
Income taxes...............................................       113       335
                                                            --------- ---------
Income before extraordinary item and cumulative
  effect of change in accounting principle.................       190       789


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                       For The Three Months Ended March 31
                      (In thousands, except per share data)

                                                             2001        2000
                                                           ---------  ---------
                                                               (unaudited)
Extraordinary item-gain on early extinguishment of
  debt, net of income taxes...........................           --          4
Cumulative effect of change in accounting
  principle, net of income  taxes.....................           --       (113)
                                                           ---------  ---------
NET INCOME............................................      $   190    $   680
                                                           =========  =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary item and cumulative
  effect of change in accounting principle...........       $  0.08    $   0.33
Extraordinary item-gain on early extinguishment of
  debt, net of income taxes..........................            --        0.00
Cumulative effect of change in accounting
  principle, net of income taxes.....................            --       (0.05)
                                                           ---------  ---------
Earnings per share...................................       $  0.08    $   0.28
                                                           =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                           BNCCORP, INC. AND SUBSIDIARIES
               Consolidated Statements of Comprehensive Income (Loss)
                       For the Three Months Ended March 31
                                 (In thousands)

                                                           2002         2001
                                                        ----------   ----------
                                                              (unaudited)
NET INCOME.........................................        $  190       $  680
OTHER COMPREHENSIVE INCOME (LOSS)-
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
        during the period, net of income taxes.....          (240)       1,112
      Less:  reclassification adjustment for gains
        included in net income, net of income taxes          (270)        (485)
   Net gain on derivative instruments designated
      and qualifying as cash flow hedging
      instruments, net of income taxes.............            --           63
                                                        ----------  ----------
OTHER COMPREHENSIVE INCOME (LOSS)..................         (510)         690
                                                        ----------  ----------
COMPREHENSIVE INCOME (LOSS)........................       $ (320)     $ 1,370
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                       Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2002
                             (In thousands, except share data)


                                                                                  Accumulated
                                       Common Stock                                  Other
                                   ------------------ Capital  Retained Treasury Comprehensive
                                     Shares   Amount  Surplus  Earnings   Stock     Income      Total
                                   --------- -------- -------- -------- -------- ------------- -------
                                   2,442,050   $ 24   $ 14,084  $15,435  $ (513)   $  1,649    $30,679
Balance, December 31, 2001......

   Net income (unaudited).......          --     --         --      190      --          --        190

   Other comprehensive income -
     Change in unrealized
       holding gains on
       securities available
       for sale, net of income
       taxes and reclassification
       (unaudited)..............          --     --         --       --      --        (510)      (510)

   Other (unaudited)............          --     --          3       --      --          --          3
                                   --------- -------- -------- -------- -------- ------------- -------
Balance, March 31, 2002
   (unaudited)..................   2,442,050   $ 24   $ 14,087  $15,625  $ (513)   $  1,139    $30,362
                                   ========= ======== ======== ======== ======== ============= =======


The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In thousands)


                                                              2002       2001
                                                            --------   ---------
                                                                (unaudited)
OPERATING ACTIVITIES:
   Net income.............................................    $  190    $   680
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities -
      Provision for credit losses.........................       217        350
      Depreciation and amortization.......................       356        328
      Amortization of intangible assets...................       101        122
      Net premium amortization on investment securities...       824        318
      Proceeds from loans recovered.......................        28         46
      Change in interest receivable and other assets,
        net...............................................        44       (746)
      Change in dividend payable - trust preferred
        securities........................................      (219)      (198)
      Net realized gains on sales of investment
        securities........................................      (430)      (718)
      Change in other liabilities, net....................    (1,246)     6,680
      Originations of loans to be sold....................   (17,526)   (21,006)
      Proceeds from sale of loans.........................    17,526     21,006
                                                            --------   ---------
         Net cash provided by (used in)
           operating activities...........................      (135)     6,862
                                                            --------   ---------
INVESTING ACTIVITIES:
   Purchases of investment securities.....................   (19,388)   (54,103)
   Proceeds from sales of investment securities...........    15,776     50,802
   Proceeds from maturities of investment securities......    17,718     13,082
   Net (increase) decrease in loans.......................     3,338    (7,552)
   Additions to premises, leasehold improvements
     and equipment........................................    (1,623)      (571)
   Proceeds from sale of premises and equipment...........        --         20
                                                            --------   ---------
         Net cash provided by investing activities........    15,821      1,678
                                                            --------   ---------
FINANCING ACTIVITIES:
   Net decrease in demand, savings, NOW and
     money market accounts................................    (2,436)    (2,113)
   Net increase (decrease) in time deposits...............    (4,153)    11,794
   Net decrease in short-term and FHLB borrowings.........   (16,816)   (15,613)
   Repayments of long-term borrowings.....................       (13)       (51)
   Other..................................................         3         18
                                                            --------   ---------
         Net cash used in financing activities............   (23,415)    (5,965)
                                                            --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (7,729)     2,575
CASH AND CASH EQUIVALENTS, beginning of period............    23,972     15,583
                                                            --------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $ 16,243   $ 18,158
                                                            ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid..........................................  $  4,342   $  6,404
                                                            ========   =========

   Income taxes paid......................................  $     --   $     --
                                                            ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002


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

The unaudited consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2002.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2001. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2001 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto.


NOTE 2 - Reclassifications

Certain of the 2001  amounts  have been  reclassified  to conform  with the 2002
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.

NOTE 3 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three month periods ended March 31:

                                            Net                      Per-Share
                                          Income        Shares         Amount
                                        ------------  ------------   -----------
                   2002
Basic earnings per share:
Income from continuing operations....     $ 190,000     2,399,170       $  0.08
                                        ============                 ===========
Effect of dilutive shares -
  Options............................                      25,569
                                                      ------------
Diluted earnings per share:
Income from continuing operations....     $ 190,000     2,424,739       $  0.08
                                        ============                 ===========
                   2001
Basic earnings per share:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle............     $ 789,000     2,394,610      $   0.33
Extraordinary item - gain on early
   extinguishment of debt, net of
   income taxes......................         4,000     2,394,610          0.00
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................      (113,000)    2,394,610         (0.05)
                                        ------------                 -----------
Income available to common
  stockholders.......................     $ 680,000     2,394,610      $   0.28
                                        ============                 ===========
Effect of dilutive  shares -
  Options............................                      16,872
                                                      ------------
Diluted earnings per share:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle............     $ 789,000     2,411,482      $   0.33
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes.......................         4,000     2,411,482          0.00
Cumulative effect of change in
  accounting principle, net of
  income taxes.......................     (113,000)     2,411,482        (0.05)
                                        ------------                 -----------
Income available to common
  stockholders.......................     $ 680,000     2,411,482      $   0.28
                                        ============                 ===========

The following number of options, with exercise prices ranging from $8.20 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                                   2002        2001
                                                 ----------  ----------
     Quarter ended March 31...................      97,508    101,570




NOTE 4 - Segment Disclosures

Banking is the primary operational activity of the Company and there are no other operational segments which are material and are required to be separately disclosed for financial statement purposes.

NOTE 5 - Retirement of Subordinated Notes

During the quarter ended March 31, 2001, the Company retired $40,000 of its 8 5/8 percent subordinated notes due 2004. The Company purchased the notes at a discount, and the transactions resulted in extraordinary gains of $4,000 net of income taxes of $2,000. The notes were retired using cash generated from the issuance of trust preferred securities in July 2000.

NOTE 6 - Goodwill and Other Intangible Assets - Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142")

Goodwill, representing the excess of the purchase price over the fair value of net assets acquired, results from purchase acquisitions made by the Company. On January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill associated with business combinations completed after June 30, 2001 was not to be amortized. During the transition period from July 1, 2001 through December 31, 2001, all of the Company's goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized over 15 to 25 year periods. Effective January 1, 2002, all goodwill amortization was discontinued.

Effective January 1, 2002, goodwill will be assessed at least annually for impairment at the reporting unit and qualifying subsidiary levels by applying a fair-value-based test. The Company has $437,000 of unamortized goodwill related to five separate transactions completed prior to July 1, 2001 and, pursuant to SFAS 142, will complete its initial goodwill impairment assessment during the second quarter of 2002.

Core deposit intangibles are amortized based on a useful life of 10 years. Certain identifiable intangible assets that are also included in the caption "other intangible assets" in the consolidated balance sheets are generally amortized over an original life of 10 to 15 years.

The Company reviews intangible assets annually for other-then-temporary impairment, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated through such analysis, the asset is written down to the extent that the carrying value exceeds its fair value.

Adjusted Earnings - SFAS 142 Transitional Disclosure:

Effective January 1, 2002, the amortization of goodwill was discontinued. The following tables reconcile for the periods presented, income before extraordinary items and cumulative effect of change in accounting principle, net income and earnings per share, adjusted to exclude amortization expense recognized in those periods related to goodwill (amounts are in thousands):

                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                             2002       2001
                                                         ----------  ----------
    Reported income before extraordinary item
      and cumulative effect of change in
      accounting principle.......................           $  190      $  789
    Add back: goodwill amortization, net of
      income taxes...............................               --           7
                                                         ----------  ----------
       Adjusted income before extraordinary item
         and cumulative effect of change in
         accounting principle....................           $  190      $  796
                                                         ==========  ==========
    Reported net income..........................           $  190      $  680
    Add back: goodwill amortization, net of
      income taxes...............................               --           7
                                                         ----------  ----------
    Adjusted net income..........................           $  190      $  687
                                                         ==========  ==========
    Basic and diluted earnings per share:
         Reported net income.....................           $ 0.08      $ 0.28
         Goodwill amortization, net of income
           taxes.................................               --        0.00
                                                        ----------  ----------
   Adjusted net income...........................           $ 0.08      $ 0.28
                                                        ==========  ==========

Intangible Assets:

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2002 is presented in the table below (amounts are in thousands). Amortization expense for intangible assets was $101,000 for the quarter ended March 31, 2002.

                                                  As of March 31, 2002
                                                -------------------------
                                                  Gross
                                                Carrying    Accumulated
                                                 Amount     Amortization
                                                ----------  -------------
     Amortized intangible assets:
      Core deposit intangibles................    $ 3,497        $ 2,323
      Other...................................        874            415
                                                ----------  -------------
             Total............................     $4,371        $ 2,738
                                                ==========  =============


There were no other intangible assets which are not being amortized.

Projections of amortization expense are based on existing asset balances as of March 31, 2002 and do not reflect any amortization expense associated with the acquisition disclosed in Note 8, "Subsequent Events." What the Company actually experiences may be significantly different depending upon changes in market conditions.

The following table shows the estimated future amortization expense for amortized intangible assets existing on the Company's books at March 31, 2002 (amounts are in thousands):


                                                Core
                                               Deposit
                                             Intangibles   Other     Total
                                             -----------  --------  --------
   Nine months ended December 31, 2002......    $ 262      $ 62       $ 324
   Year ended December 31,
      2003..................................      350        74         424
      2004..................................      350        74         424
      2005..................................      213        74         287
      2006..................................       --        26          26
      2007..................................       --        26          26



Goodwill:

At January 1, 2002, the Company had a total of $437,000 of unamortized goodwill relating to five separate purchase transactions completed prior to July 1, 2001. As indicated above, pursuant to SFAS 142, the goodwill will be assessed for impairment during the second quarter of 2002.


NOTE 7 - Recently Adopted Accounting Standards

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. BNCCORP adopted SFAS 144 on January 1, 2002 and the adoption of the statement did not have a material impact.

NOTE 8 - Subsequent Events

On April 8, 2002, the Company merged BNC National Bank with and into BNC National Bank of Arizona and changed the name of the combined bank to BNC National Bank.

On April 16, 2002, pursuant to a stock purchase agreement (the "Agreement"), the Company acquired Milne & Company Insurance, Inc. ("Milne Scali") from Richard W. Milne, Jr., Terrence M. Scali, and other sellers named in the Agreement (collectively, the "Sellers"). Milne Scali is a general insurance agency. Milne Scali was purchased for 297,759 shares of newly issued Company common stock and $15,500,000 in cash. Additional consideration of up to $8,500,000 is payable to the Sellers, subject to Milne Scali achieving certain financial performance targets. The cash portion of the purchase price was financed from internal resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Assets. Total assets decreased $25.2 million, from $585.1 million at December 31, 2001 to $559.9 million at March 31, 2002. The following table presents the Company's assets by category as of March 31, 2002 and December 31, 2001, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):



                                                                 Change
                                 March 31,  December 31,  -------------------
           Assets                  2002         2002          $          %
-----------------------------  ------------ ------------  --------- ---------
Cash and due from banks......    $  13,121      $16,346   $ (3,225)  (19.7)%
Interest-bearing deposits
  with banks.................          122          126         (4)   (3.2)%
Federal funds sold...........        3,000        7,500     (4,500)  (60.0)% (a)
Investment securities
  available for sale.........      203,861      219,181    (15,320)   (7.0)% (b)
Loans and leases, net........      312,883      316,466     (3,583)   (1.1)%
Premises, leasehold improve-
  ments and equipment, net...       16,670       15,403       1,267     8.2%
Interest receivable..........        3,255        3,008         247     8.2%
Other assets.................        4,877        4,856          21     0.4%
Goodwill.....................          437          437          --       --
Other intangible assets,
  net........................        1,633        1,734       (101)   (5.8)%
                               ------------ ------------  ----------
      Total assets...........    $ 559,859    $ 585,057   $(25,198)   (4.3)%
                               ============ ============  ==========
--------------------

(a) Federal funds sold fluctuate on a daily basis depending upon the various funding activities and transactions of the Company and its customer base.

(b) The Company followed a balance sheet leveraging strategy in 1999 and 2000 during which time it increased its earning asset portfolio by purchasing investment securities funded by FHLB borrowings. This strategy, combined with market interest rate developments, resulted in a low loan-to-assets ratio relative to the Company's peers and unrealized gains in the investment portfolio. During the quarter ended March 31, 2002, the Company sold $15.8 million of investment securities. The sales generated realized gains of $430,000. These gains are included in noninterest income in the Consolidated Statement of Income for the quarter.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three month period ending March 31, 2002 (amounts are in thousands):

                                                 Three Months
                                                    Ended
                                                March 31, 2002
                                               -----------------
Balance, beginning of period................         $    4,325
Provision for credit losses.................                217
Loans charged off...........................               (84)
Loans recovered.............................                 28
Balance, end of period......................         $    4,486
                                               =================

Ending loan portfolio ......................        $   317,369
                                               =================

Allowance for credit losses as a percentage
  of ending loan portfolio..................              1.41%


As of March 31, 2002, the Company's allowance for credit losses was 1.41 percent of total loans as compared to 1.35 percent at December 31, 2001. Net charge-offs as a percentage of average loans for the three month period ended March 31, 2002 were 0.02 percent. Net recoveries as a percentage of average loans for the three month period ended March 31, 2001 were 0.01 percent.

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

     Qualitative Reserve. The Company's senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history.

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer
institutions   and  regulatory   guidance  in  addition  to  the  Company's  own
experience.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Estimating the risk and amount of loss on any loan is subjective and actual losses may vary from current estimates. Additionally, the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above process.

Although management believes that the allowance for credit losses is adequate to cover losses in the loan portfolio as well as other credit exposures, there can be no assurance that the allowance will prove sufficient to cover actual losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions to the allowance based upon their judgments about information available to them at the time of the examination.

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):


                                                   March 31,      December 31,
                                                      2002            2001
                                                  ------------  ----------------
Nonperforming loans:
   Loans 90 days or more delinquent and still         $   504         $     983
    accruing interest..........................
   Nonaccrual loans............................         3,406             3,391
   Restructured loans..........................            --                 5
                                                  ------------  ----------------
Total nonperforming loans......................         3,910             4,379
   Other real estate owned and repossessed
     assets....................................            70                70
                                                 ------------  ----------------
Total nonperforming assets.....................      $  3,980         $   4,449
                                                 ============  ================
Allowance for credit losses....................      $  4,486         $   4,325
                                                 ============  ================

Ratio of total nonperforming assets to total
  assets.......................................         0.71%              .76%
Ratio of total nonperforming loans to total
  loans........................................         1.23%             1.36%
Ratio of allowance for credit losses to total         114.75%            98.77%
   nonperforming loans.........................


Nonperforming loans consist of loans 90 or more days past due for which the Company continues to accrue interest, nonaccrual loans and loans on which the original terms have been restructured.

Loans 90 days or more delinquent and still accruing interest include loans over 90 days past due which management believes, based on its specific analysis of the loans, do not present doubt about the collection of interest and principal in accordance with the loan contract. Loans in this category must be well-secured and in the process of collection. Company lending and management personnel monitor these loans closely.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings. Of the $3.4 million of loans in this category at March 31, 2002, $3.0 million relates to two commercial customers and loans for one of these customers are partially SBA-guaranteed.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of its original principal will occur.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized / incurred.

Liabilities. Total liabilities decreased $24.6 million, from $532.1 million at December 31, 2001 to $507.5 million at March 31, 2002. The following table presents the Company's liabilities by category as of March 31, 2002 and December 31, 2001 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                Change
                                                        ---------------------
                               March 31,  December 31,
        Liabilities              2002         2001          $           %
--------------------------   -----------  ------------  ----------  ---------
DEPOSITS:
Noninterest - bearing......    $ 31,872    $   43,055   $(11,183)    (26.0)% (a)
Interest - bearing -
  Savings, NOW and money
   market..................     179,399       170,653       8,746       5.1% (b)
  Time deposits $100,000
   and over................      80,357        83,809     (3,452)     (4.1)%
  Other time deposits......     109,751       110,452       (701)     (0.6)%
Short-term borrowings......       3,944           760       3,184     418.9%
FHLB borrowings............      97,200       117,200    (20,000)    (17.1)% (c)
Long-term borrowings.......          --            13        (13)   (100.0)%
Other liabilities..........       4,948         6,192     (1,244)    (20.1)%
                             -----------  ------------  ----------
       Total liabilities...   $ 507,472    $  532,134   $(24,662)     (4.6)%
                             ===========  ============  ==========
-------------------




(a) The Company's noninterest-bearing deposits can fluctuate widely on a day-to-day basis due to the number of commercial customers served by the Company and the nature of their transaction account activity.

(b) The increase in savings, NOW and money market accounts is due to continued growth in the Company's Wealthbuilder product line including growth of these products in the Arizona and Minnesota markets.

(c) The Company's FHLB borrowings decreased $20.0 million because two $10.0 million advances matured in January 2002.


Stockholders' Equity. The Company's equity capital decreased $317,000 between December 31, 2001 and March 31, 2002. This decrease was primarily attributable to a $510,000 decrease in the net unrealized holding gain on securities available for sale offset by $190,000 of earnings recorded for the three months ended March 31, 2002.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiaries as of March 31, 2002:

                               Tier 1         Total
                               Risk-          Risk-        Tier 1
                               Based          Based       Leverage
                               Ratio          Ratio        Ratio
                             -----------   ------------  -----------
BNCCORP, consolidated...        8.98%         13.02%        6.56%
BNC National Bank.......       10.27%         11.36%        7.39%
BNC National Bank of
  Arizona...............       16.69%         17.76%       14.45%


As of March 31, 2002, BNCCORP and its subsidiary banks exceeded capital adequacy requirements and the banks were considered "well capitalized" under prompt corrective action provisions.

                     Comparison of Operating Results for the
                   Three Months Ended March 31, 2002 and 2001

General. Net income and earnings per share from continuing operations decreased to $190,000 and $0.08, respectively, for the quarter ended March 31, 2002 as compared with $789,000 and $0.33, respectively, for the same period one year earlier. Net income for the three months ended March 31, 2002 was also $190,000, or basic and diluted earnings per share of $0.08. For the same period in 2001, the Company recorded earnings of $680,000, or basic and diluted earnings per share of $0.28. The year-ago quarter reflected the cumulative effect of a change in accounting principle of $0.05 per basic and diluted share. The returns on average assets and average stockholders' equity, from continuing operations, were 0.14 and 2.48 percent, respectively, for the three months ended March 31, 2002 as compared with 0.57 and 10.69 percent for the same period one year earlier.


Net Interest Income. Net interest income for the three month period ended March 31, 2002 increased $60,000, or 1.6 percent. Net interest margin increased to
2.96 percent for the quarter ended March 31, 2002 from 2.91 percent for the same period one year earlier.

The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three month periods ended March 31, 2002 and 2001, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the table (amounts are in thousands):

                                           Three Months Ended March 31,
                        -------------------------------------------------------------
                                     2002                           2001                           Change
                        ----------------------------   ------------------------------   -----------------------------

                                  Interest   Average              Interest    Average              Interest   Average
                        Average    earned   yield or   Average     earned    yield or   Average     earned   yield or
                        balance   or paid     cost     balance    or paid      cost     balance    or paid     cost
                        --------  --------  --------   --------   --------   --------   --------  ---------  --------
  Interest-earning
       assets

Federal funds sold/
  interest bearing
  due from...........   $  1,822  $     14    3.14%    $  1,434   $     20     5.66%    $    388  $     (6)   -2.52%

Investments..........    210,247     2,730    5.31%     259,280      4,355     6.81%     (49,033)   (1,625)   -1.50(a)
Loans................    318,063     5,342    6.87%     269,766      6,118     9.20%      48,297      (777)   -2.33(a)
  Allowance for
    loan losses......     (4,299)       --               (3,635)        --                  (663)       --
                        --------  --------             --------   --------              --------  --------
  Total interest-
    earning assets...   $525,833     8,086    6.29%    $526,845     10,493     8.08%    $ (1,011)   (2,407)   -1.79%
                        ========  --------             ========   --------              ========  --------

   Interest-bearing
      liabilities

NOW & money market
  accounts..........    $169,596       660    1.59%    $154,397      1,724     4.53%    $ 15,199    (1,064)   -2.94%(b)
Savings                    4,132         9    0.89%       3,449         18     2.12%         683        (9)   -1.23%
Certificates of
  deposit under
  $100,000..........     111,418     1,161    4.26%      96,811      1,417     5.94%      14,607      (256)   -1.68%(c)
Certificates of
  deposit $100,000
  and over..........      80,358       933    4.75%      65,895      1,060     6.52%      14,463      (127)   -1.77%(d)
                        --------  --------             --------   --------              --------  --------
  Interest-bearing
    deposits........     365,504     2,763    3.09%     320,552      4,219     5.34%      44,952    (1,456)   -2.25%
Short-term
  borrowings........       7,144        42    2.40%       6,256         95     6.16%         888       (53)   -3.76%
FHLB borrowings.....      99,502     1,441    5.92%     144,893      2,108     5.90%     (45,391)     (667)    0.02%(e)
Long-term
  borrowings........           5         2               12,636        293     9.40%     (12,631)     (291)      -- (f)
                        --------  --------             --------   --------              --------  --------
  Total borrowings..     106,651     1,485    5.69%     163,785      2,496     6.18%     (57,134)   (1,011)   -0.49%
                        --------  --------             --------   --------              --------  --------
  Total interest-
  bearing
  liabilities.......    $472,155  $  4,248    3.68%    $484,337   $  6,715     5.62%    $(12,182) $ (2,467)   -1.94%
                        ========  --------             ========   --------              ========  --------
  Net interest
    income/spread...              $  3,838    2.61%               $  3,778     2.46%              $     60     0.15%
                                  ========                        ========                        ========
  Net interest
    margin..........                          2.96%                            2.91%                           0.05%

Notation:
Noninterest-bearing
  deposits..........    $ 33,131        --             $ 32,007         --              $  1,124        --
                        --------                       --------                         --------
  Total deposits....    $398,635  $  2,763    2.83%    $352,559   $  4,219     4.85%    $ 46,076  $ (1,456)   -2.02%
                        ========  ========             ========   ========              ========  ========
Taxable equivalents:
  Total interest-
   earning assets...    $525,833   $  8,199   6.38%    $526,844   $ 10,590     8.15%    $ (1,011) $ (2,391)   -1.77%
  Net interest
   income/spread....          --   $  3,951   2.70%          --   $  3,875     2.53%          --  $     76     0.17%
  Net interest
   margin...........          --         --   3.07%          --         --     2.98%          --        --     0.09%

-------------------------

(a) Investments and Loans - During 2001 and 2002, the Company sold investment securities and used the proceeds to fund loan growth resulting in lower average balances of investment securities and higher average balances for loans. The decreased yields in the investment and loan portfolios reflect the current rate environment caused by multiple Federal Reserve rate reductions during 2001. A significant amount of the average loan volume increase was generated out of the Arizona market which the Company entered in 2001.


(b) Now and Money Market Accounts - Increased average balances of NOW and money market accounts represents additional growth in the Company's floating-rate Wealthbuilder deposit products. The decreased costs are reflective of the lower rate environment in 2002 compared to the first quarter of 2001.

(c) Certificates of Deposit Under $100,000 - The increase in average CD's under $100,000 represents growth due to CD specials the Company runs from time to time in select markets. The lower costs are representative of the lower rate environment during 2002 compared to the first quarter of 2001 as CD's during 2002 renewed and opened at lower rates than they did during the three month period ended March 31, 2001.

(d) Certificates of Deposit $100,000 and Over - During the quarter ended March 31, 2002, average balances of brokered and national market CD's were $67.0 million as compared to $44.1 million for the same period one year earlier. The reduced costs reflect the lower interest rate environment in 2002 compared to the first quarter of 2001.

(e) FHLB Borrowings - The decreased volume of FHLB borrowings resulted from increases in other funding sources including NOW and money market deposits, CD's under $100,000 and CD's over $100,000 as well as the decease in investment securities as investments were sold to fund loan growth. Additionally, $20.0 million of FHLB advances matured in January 2002.

(f) Long-term Borrowings - During 2001, the Company redeemed all of its 8 5/8 percent subordinated notes due 2004.

Provision for Credit Losses. The provision for credit losses was $217,000 for the quarter ended March 31, 2002 as compared to $350,000 for the same period one year earlier. See "Comparison of Financial Condition at March 31, 2002 and December 31, 2001 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three month periods ended March 31, 2002 and 2001 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                                   For the Three            Increase
                                    Months Ended           (Decrease)
                                     March 31,            2002 - 2001
                                 -------------------   -------------------
          Noninterest Income        2002      2001         $          %
                                 ---------  --------   --------  ---------

      Fees on loans.............   $  515    $   164    $  351     214.0% (a)
      Insurance commissions.....      467        508      (41)     (8.1)%
      Net gain on sales of
        securities .............      430        718     (288)    (40.1)% (b)
      Brokerage income..........      400        349        51      14.6% (c)
      Trust and financial
        services................      219        283      (64)    (22.6)% (d)
      Service charges...........      175        167         8       4.8%
      Rental income.............       47         19        28     147.4%
      Other.....................      142        119        23      19.3%
                                  ---------  ---------  --------
         Total noninterest
           income.......... ....  $ 2,395    $ 2,327    $   68       2.9%
                                  =========  =========  ========
-----------------

(a) Loan fees included in noninterest income may vary from quarter to quarter depending upon the structure of the loan transactions made during the quarter.

(b) The Company sold investment securities totaling $15.8 million in the first quarter of 2002 generating $430,000 in gains. During the quarter ended March 31, 2001, the Company sold $50.8 million of investment securities generating $718,000 in gains.

(c) Brokerage revenue showed an improvement in the first quarter of 2002 due to the volume and nature of customer transactions effected during the quarter.

(d) Decrease is attributable to a decrease in management fee income from the BNC US Opportunities Fund LLC.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three month periods ended March 31, 2002 and 2001 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                    For the Three            Increase
                                       Months              (Decrease)
                                   Ended March 31         2002 - 2001
                                 -------------------   -------------------
   Noninterest Expense            2002       2001         $         %
                                 --------   --------   --------  ---------
Salaries and employee
  benefits...................    $ 2,860    $ 2,349     $  511      21.8% (a)
Occupancy....................        534        449         85      18.9% (b)
Depreciation and
  amortization...............        457        450          7       1.6%
Minority interest in income
  of subsidiaries............        457        233        224      96.1% (c)
Professional services........        389        299         90      30.1% (d)
Office supplies, telephone
  and postage................        263        230         33      14.3%
Marketing and promotion......        166        156         10       6.4%
FDIC and other assessments...         54         48          6      12.5%
Other........................        533        417        116      27.8% (e)
                                 --------   --------   --------
   Total noninterest
     expense.................    $ 5,713    $ 4,631    $ 1,082      23.4%
                                 ========   ========   ========
Efficiency ratio ............      91.65%     75.86%                20.8%
                                 ========   ========
Efficiency ratio, adjusted
  (f)........................      83.27%     72.69%                14.6%
                                 ========   ========
---------------

     (a) Average full time equivalent employees for the quarter ended March 31, 2002 were 211 as compared to 188 for the first quarter 2001. The increase is largely attributable to staff additions for the Arizona market.

     (b) Occupancy expenses have increased due to expenses associated with entry into the Arizona market during 2001.

     (c) This is the expense associated with the Company's trust preferred offerings. During the first quarter of 2002, the Company had $22.5 million of trust preferred securities outstanding versus $7.5 million during the first quarter of 2001.

     (d) The increase in professional services expenses is attributable to an increase in consulting fees during the first quarter of 2002.

     (e) The increase in other noninterest expenses is due to increases in several different items included in this category such as correspondent charges, insurance expense, dues and publications and other miscellaneous items.

     (f) Efficiency ratio adjusted for impact of derivative contracts and trust preferred costs.

Income Tax Expense. Income tax expense for the quarter ended March 31, 2002 decreased $222,000 as compared to the same period in 2001 due to the decrease in pre-tax income. The estimated effective tax rates for the three month periods ended March 31, 2002 and 2001 were 37.3 and 29.8 percent, respectively.

Earnings per Common Share. See Note 3 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three month periods ended March 31, 2002 and 2001.

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

The Consolidated Statements of Cash Flows in the interim consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposits, together with repayments and maturities of loans and investments, the Company utilizes brokered deposits, sells securities under agreements to repurchase and borrows overnight federal funds. The Company's banking subsidiaries are members of the FHLB, which affords them the opportunity to borrow funds on terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the bank's mortgage loans and various investment securities. The Company has also obtained funding through the issuance of trust preferred securities.

The following table sets forth, for the three months ended March 31, 2002 and 2001, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (amounts are in thousands):

                                                      For the Three
                                                       Months Ended
                                                        March 31,
                                                  ----------------------
      Major Sources and Uses of Funds                2002         2001
                                                  ---------   ----------
   Proceeds from sales and maturities of          $ 33,494    $  63,884
   Net (increase) decrease in loans.........         3,338       (7,552)
   Purchases of investment securities.......       (19,388)     (54,103)

   Net decrease in short-term and
     FHLB borrowings........................       (16,816)     (15,613)

   Net increase (decrease) in deposits......        (6,589)       9,681


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

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability management committee meetings. Each quarter net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario, however, due to the relative low rates at present, for purposes of this simulation, a rates -300bp scenario was not run. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 4.75 percent at March 31, 2002 to 5.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending March 31, 2002 is shown below. The growth assumption used for this simulation was based on the growth projections the Company anticipates over the next 12 months given trends since the beginning of 2002. The impact of each interest rate scenario on projected net interest income is displayed before and after factoring in the estimated impact of the $40.0 million of interest rate caps.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest
       rates               -200bp   -100bp   Unchanged +100bp   +200bp   +300bp
                           -------  -------  --------- -------  -------  -------
Projected 12-month net
  interest income........  $14,563  $15,493   $16,899  $17,515  $17,961  $18,195
Dollar change from rates
  unchanged scenario.....  $(2,336) $(1,406)  $    --  $   616  $ 1,062  $ 1,296

Percentage change from
  rates unchanged
  scenario...............   (13.8)%  (8.32)%       --    3.65%    6.28%    7.67%

Benefit/(cost) from
  interest rate
  caps (1)...............  $ (791)  $  (695)  $ (511)  $ (214)  $   206  $   754

Total net interest
  income impact with
  caps...................  $13,772  $14,798   $16,388  $17,301  $18,167  $18,949

Dollar change from flat
  w/caps.................  $(2,616) $(1,590)  $    --  $   913  $ 1,779  $ 2,561

Percentage change from
  unchanged w/caps.......   (15.96)% (9.70)%       --     5.6%   10.9%     15.6%

POLICY LIMITS +/-........     6.00%    3.00%       --    3.00%   6.00%     9.00%
__________________

(1) In May and June 2001, the Company purchased several interest rate caps. The total notional amount of the caps is $40 million. The reference rate on the caps is three month LIBOR and the strike prices are 4.50 percent (for $20 million of caps maturing in 2004) and 5.50 percent (for $20 million of caps maturing in 2006).


The Company's rate sensitivity position over the projected twelve month horizon, after factoring in the impact of the interest rate caps, is asset sensitive. This position is evidenced by the projected increase of net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenarios.

The Company's general policy is to limit the percentage change in projected net interest income to +/- 3, 6, and 9 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. Due to the abnormalities that begin to occur when modeling rates moving down from already historically low levels, the projected percentage change in net interest income is outside of the policy limits for the rates down scenarios. The projected positive percentage changes in net income are also outside of the Company's policy limits, however the variance is on the positive side so such a position is acceptable to the Company's asset/liability committee. Running parallel shifts from what are already historical lows in short-term rates exposes some of the limitations of net interest income simulation and attention to percentage changes. Attention should be given not only to the projected percentage change in net interest income but also the level and dollar change of net interest income in the various scenarios. Such a dollar decline can then be viewed within the context of the potential investment portfolio appreciation should, for example, a rates down 100bp scenario occur.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of March 31, 2002 (with forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

                                  Part II - Other Information

Item 2.            Changes in Securities and Use of Proceeds

          (c) Pursuant to a Stock Purchase Agreement (the "Agreement"), in April 2002, the Company issued 297,759 shares of its Common Stock to Richard W. Milne, Jr., Terrence M. Scali, and the other Sellers named in the Agreement in connection with the Company's acquisition of Milne & Company Insurance, Inc. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, due to the private negotiated nature of the acquisition of this closely held company.




Item 6.            Exhibits and Reports on Form 8-K

          (a)  None.

          (b)  Reports on Form 8-K
               None.

                                    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BNCCORP, Inc.




Date: May 9, 2002                    By     /s/ Gregory K. Cleveland
                                        ---------------------------------------
                                            Gregory K. Cleveland
                                            President
                                            Chief Executive Officer




                                     By     /s/ Brenda L. Rebel
                                        ---------------------------------------
                                          Brenda L. Rebel
                                          Treasurer
                                          Chief Financial Officer