Form 10-Q/A
period 2002-03-30
BNCCORP INC
filed 2002-05-24
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                       ------
                                    FORM 10-Q/A
                                        -----

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

THE UNAUDITED FINANCIAL STATEMENTS CONTAINED IN THIS FILING HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT BECAUSE THE REGISTRANT WAS UNABLE TO HAVE ARTHUR ANDERSEN LLP REVIEW THE FINANCIAL STATEMENTS. PLEASE SEE PAGE 2 HEREIN FOR ADDITIONAL INFORMATION.

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

This filing contains unaudited financial statements that have not been reviewed by an independent public accountant. The Company was unable to have Arthur Andersen LLP review the financial statements due to its resignation on April 5, 2002 and the Company still being in the process of retaining a new independent public accountant as of the date this Form 10-Q was filed. The Company expects to engage a new independent public accountant which will review the financial statements contained in this Form 10-Q after it has been engaged. Upon completion of the review, if there is a change in these financial statements the Company will file an amended report on Form 10-Q containing the reviewed financial statements, a discussion of any material changes from the unreviewed financial statements and any other section of the Form 10-Q that is amended to reflect any changes in the financial statements.


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