Form 10-Q
period 2002-06-30
BNCCORP INC
filed 2002-08-13
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                     ------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2002

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


     The number of shares of the registrant's outstanding common stock on August 9, 2002 was 2,697,929.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                          ASSETS                       June 30,     December 31,
                                                         2002           2001
                                                      -----------   ------------
                                                      (unaudited)
CASH AND DUE FROM BANKS.............................  $   14,931     $   16,346
INTEREST-BEARING DEPOSITS WITH BANKS................         354            126
FEDERAL FUNDS SOLD..................................       5,000          7,500
                                                      -----------    -----------
     Cash and cash equivalents......................      20,285         23,972
INVESTMENT SECURITIES AVAILABLE FOR SALE............     207,159        211,801
FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK....       6,216          7,380
LOANS AND LEASES, net of unearned income............     328,340        320,791
ALLOWANCE FOR CREDIT LOSSES.........................      (4,627)        (4,325)
                                                      -----------    -----------
   Net loans and leases.............................     323,713        316,466
PREMISES, LEASEHOLD IMPROVEMENTS AND
   EQUIPMENT, net...................................      17,212         15,403
INTEREST RECEIVABLE.................................       2,812          3,008
OTHER ASSETS........................................       5,350          4,856
GOODWILL............................................      13,948            437
OTHER INTANGIBLE ASSETS, net........................       9,406          1,734
                                                      -----------    -----------
                                                      $  606,101     $  585,057
                                                      ===========    ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Noninterest-bearing..............................  $   39,568     $   43,055
   Interest-bearing -
      Savings, NOW and money market.................     189,125        170,653
      Time deposits $100,000 and over...............      81,343         83,809
      Other time deposits...........................     116,565        110,452
                                                      -----------    -----------
   Total deposits...................................     426,601        407,969
SHORT-TERM BORROWINGS...............................       3,377            760
FHLB BORROWINGS.....................................      97,200        117,200
LONG-TERM BORROWINGS................................       8,543             13
OTHER LIABILITIES...................................      12,467          6,192
                                                      -----------    -----------
         Total liabilities..........................     548,188        532,134

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
   COMPANY'S SUBORDINATED DEBENTURES................      22,278         22,244
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value - 2,000,000
      shares authorized; 150 shares issued
      and outstanding as of June 30, 2002 ..........         --             --
   Capital surplus preferred stock..................      1,500             --
   Common stock, $.01 par value - 10,000,000 shares
      authorized; 2,697,929 and 2,399,170 shares
      issued and outstanding (excluding
      42,880 shares held in treasury)..............           27             24
   Capital surplus - common stock..................       16,592         14,084
   Retained earnings...............................       15,708         15,435
   Treasury stock (42,880 shares)..................         (513)          (513)
   Accumulated other comprehensive income,
      net of income taxes..........................        2,321          1,649
                                                      -----------    -----------
         Total stockholders' equity................       35,635         30,679
                                                      -----------    -----------
                                                     $   606,101     $  585,057
                                                     ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                        For the Three Months  For the Six Months
                                           Ended June 30,       Ended June 30,
                                        -------------------  -------------------
                                         2002        2001      2002       2001
                                        --------  ---------  --------  ---------
                                             (unaudited)          (unaudited)
 INTEREST INCOME:
  Interest and fees on loans..........  $  5,445   $  6,770  $ 10,787  $  12,888
  Interest and dividends on
    investment securities -(Y)
      Taxable.........................     2,581      3,134     5,039      7,127
      Tax-exempt......................       223        202       440        429
      Dividends.......................        55         88       110        223
      Other...........................        31          3        45         23
                                        --------  ---------  --------  ---------
         Total interest income........     8,335     10,197    16,421     20,690
                                        --------  ---------  --------  ---------
INTEREST EXPENSE:
  Deposits............................     2,867      3,953     5,630      8,172
  Short-term borrowings...............        10        216        52        311
  FHLB borrowings.....................     1,736      1,605     3,177      3,713
  Long-term borrowings................        90        288        92        581
                                        --------  ---------  --------  ---------
         Total interest expense.......     4,703      6,062     8,951     12,777
                                        --------  ---------  --------  ---------
         Net interest income..........     3,632      4,135     7,470      7,913
PROVISION FOR CREDIT LOSSES...........       185        600       402        950
                                        --------  ---------  --------  ---------
NET INTEREST INCOME AFTER PROVISION
      FOR CREDIT LOSSES..............      3,447      3,535     7,068      6,963
                                        --------  ---------  --------  ---------
NONINTEREST INCOME:
  Insurance commissions...............     2,417        445     2,884        953
  Fees on loans.......................       517        529     1,032        693
  Net gain on sales of securities.....       366        609       796      1,327
  Brokerage income....................       324        360       724        709
  Trust and financial services........       212        245       431        528
  Service charges.....................       197        185       372        352
  Rental income.......................        46         27        93         46
  Other...............................        95        116       237        235
                                        --------  ---------  --------  ---------
         Total noninterest income.....     4,174      2,516     6,569      4,843
                                        --------  ---------  --------  ---------
NONINTEREST EXPENSE:
  Salaries and employee benefits.....      4,054      2,552     6,914      4,901
  Occupancy...........................       639        485     1,173        934
  Interest on subordinated
     debentures.......................       455        233       912        466
  Professional services...............       405        346       794        645
  Depreciation and amortization.......       391        339       747        667
  Office supplies, telephone
     and postage......................       316        272       579        502
  Marketing and promotion.............       274        178       440        334
  Amortization of intangible assets...       249        122       350        244
  FDIC and other assessments..........        55         49       109         97
  Other...............................       689        435     1,222        852
                                        --------  ---------  --------  ---------
         Total noninterest expense....     7,527      5,011    13,240      9,642
                                        --------  ---------  --------  ---------
Income before income taxes............        94      1,040       397      2,164
Income tax provision (benefit)........       (8)        353       105        688
                                        --------  ---------  --------  ---------

Income before extraordinary item
 and cumulative effect of change
 in accounting principle..............       102        687       292      1,476


                         BNCCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations, continued
                      (In thousands, except per share data)

                                      For the Three Months   For the Six Months
                                          Ended June 30,        Ended June 30,
                                      --------------------  --------------------
                                        2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
                                          (unaudited)           (unaudited)
Extraordinary item - gain on
   early extinguishment of
   debt, net of income taxes........  $     --   $      4   $     --   $      8
Cumulative effect of change in
   accounting principle,
   net of income taxes..............        --         --         --       (113)
                                    . ---------  ---------  ---------  ---------
NET INCOME .........................  $    102   $    691   $    292   $  1,371
                                      =========  =========  =========  =========
Dividends on preferred stock........  $    (19)        --   $    (19)       --
                                      ---------  ---------  ---------  ---------
Income available to common
   stockholders.....................  $     83   $    691   $    273   $ 1,371
                                      =========  =========  =========  =========
BASIC EARNINGS PER COMMON SHARE:
Basic earnings per share before
   extraordinary item and
   cumulative effect of change
   in accounting principle..........   $   0.03   $   0.29   $   0.11   $  0.62
Extraordinary item - gain on
   early extinguishment of debt,
   net of income taxes..............        --        0.00        --       0.00
Cumulative effect of change in
   accounting principle, net of
   income taxes.....................        --         --         --      (0.05)
                                      ---------  ---------  ---------  ---------
Basic earnings per common share.....   $   0.03   $   0.29  $   0.11   $   0.57
                                      =========  =========  =========  =========
DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per share before
   extraordinary item and
   cumulative effect of change in
   accounting principle.............   $  0.03    $  0.28   $   0.11   $   0.61
Extraordinary item - gain on early
   extinguishment of debt, net of
   income taxes.....................       --        0.00         --       0.00
Cumulative effect of change in
   accounting principle, net of
   income taxes.....................       --         --         --       (0.05)
Diluted earnings per common share...   $  0.03    $  0.28   $   0.11   $   0.56
                                      =========  =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                   For the Three Months     For the Six Months
                                       Ended June 30,          Ended June 30,
                                   ----------------------  ---------------------
                                      2002        2001        2002       2001
                                   ----------  ----------  ---------  ----------
                                        (unaudited)            (unaudited)
NET INCOME........................  $    102    $    691    $   292    $  1,371
OTHER COMPREHENSIVE INCOME-
  Unrealized gains (losses) on
   securities:
    Unrealized holding gains
      (losses) arising during the
      period, net of income taxes..    1,429        (261)      1,209        914
    Less:  reclassification
      adjustment for securities
      gains included in net income,
      net of income taxes..........     (247)       (411)       (537)      (896)
  Net gain (loss) on derivative
    instruments designated and
    qualifying as cash flow
    hedging instruments, net of
    income taxes. .................       --         (38)        --         25
                                   ----------  ----------  ---------  ----------
OTHER COMPREHENSIVE INCOME (LOSS)..    1,182       (710)        672         43
                                   ----------  ----------  ---------  ----------
COMPREHENSIVE INCOME (LOSS)........ $  1,284   $    (19)   $    964   $  1,414
                                   ==========  ==========  =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                                        BNCCORP, INC. AND SUBSIDIARIES
                                                Consolidated Statement of Stockholders' Equity
                                                   For the Six Months Ended June 30, 2002
                                                      (In thousands, except share data)

                                                Capital                      Capital                       Accumulated
                              Preferred Stock   Surplus     Common Stock     Surplus                         Other
                             ----------------- Preferred  -----------------  Common   Retained  Treasury  Comprehensive
                              Shares   Amount   Stock      Shares    Amount   Stock    Earnings    Stock      Income       Total
                             -------- -------- ---------  ---------  ------  -------  --------  --------  -------------  ---------
Balance, December 31, 2001       --   $   --    $   --    2,442,050  $   24  $14,084   $15,435   $ (513)    $    1,649   $  30,679
 Net income
   (unaudited)..............     --       --        --          --       --       --       292       --             --         292
 Other comprehensive
   income - Change in
   unrealized holding
   gain on securities
   available for sale,
   net of income taxes
   and reclassification
   adjustment (unaudited)...     --       --        --          --       --       --        --       --             672        672
 Issuance of preferred
   stock (unaudited)........    150       --      1,500         --       --       --        --       --              --      1,500
 Preferred stock
  dividends (unaudited).....     --       --        --          --       --       --      (19)       --              --        (19)
 Issuance of common stock
  (unaudited)...............     --       --        --      297,759       3    2,497       --        --              --      2,500
 Other (unaudited)               --       --        --        1,000      --       11       --        --              --         11
                             -------- -------- ---------  ---------  ------  -------  --------  --------  -------------  ---------
Balance, June 30, 2002
 (unaudited)................    150   $        $  1,500   2,740,809  $   27  $16,592  $ 15,708  $  (513)    $     2,321  $  35,635
                             ======== ======== =========  =========  ======  =======  ========  ========  =============  =========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In thousands)

                                                          2002       2001
                                                       ----------- ----------
                                                             (unaudited)
OPERATING ACTIVITIES:
   Net Income..........................................   $   292   $  1,371
   Adjustments to reconcile net income to net
     cash provided by operating activities -
      Provision for credit losses......................       402        950
      Depreciation and amortization....................       747        667
      Amortization of intangible assets................       350        244
      Net premium amortization on investment
        securities.....................................     1,445        935
      Proceeds from loans recovered....................        31         93
      Change in interest receivable and other
        assets, net....................................       897       (532)
      Change in dividend payable - trust preferred
        securities.....................................        (9)        42
      Net realized gains on sales of investment
        securities.....................................      (796)    (1,327)
      Change in other liabilities, net.................       715      4,230

                                                       ----------- ----------
         Net cash provided by operating activities.....     4,074      6,673
                                                       ----------- ----------
INVESTING ACTIVITIES:
   Purchases of investment securities..................   (52,190)   (70,234)
   Proceeds from sales of investment securities........    30,104    106,760
   Proceeds from maturities of investment
     securities........................................    28,335     34,936
   Net increase in loans...............................    (7,680)   (51,488)
   Additions to premises, leasehold improvements
     and equipment.....................................    (2,144)    (1,043)
   Proceeds from sale of premises and equipment........        --         47
   Cash paid for acquisition...........................   (15,500)        --
   Originations of loans to be sold....................   (36,717)   (47,588)
   Proceeds from sale of loans.........................    36,717     47,588
        Net cash provided by (used in) investing       ----------- ----------
          activities...................................   (19,075)    18,978
                                                       ----------- ----------
FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings,
     NOW and money market accounts.....................    14,985    (13,660)
   Net increase in time deposits.......................     3,647     26,172
   Net decrease in short-term and FHLB borrowings......   (17,383)   (42,325)
   Repayments of long-term borrowings..................        --       (105)
   Proceeds from long-term borrowings..................     8,530         --
   Amortization of discount on subordinated
     debentures........................................        43         --
   Proceeds from issuance of stock.....................     1,500         --
   Payment of preferred stock dividends................       (19)        --
   Other...............................................        11         40
                                                       ----------- ----------
       Net cash provided by (used in)
         financing activities..........................    11,314    (29,878)
                                                       ----------- ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............    (3,687)    (4,227)
CASH AND CASH EQUIVALENTS, beginning of period.........    23,972     15,583
                                                       ----------- ----------
CASH AND CASH EQUIVALENTS, end of period...............  $ 20,285   $ 11,356
                                                       =========== ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.......................................  $  9,041   $ 12,943
                                                       =========== ==========
   Income taxes paid...................................  $     --   $    741
                                                       =========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2002


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP" or the "Company") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc., Milne Scali & Company and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from twenty-one locations in North Dakota, Minnesota and Arizona, provides a broad range of banking and financial services to small and mid-size businesses and individuals.

The consolidated financial statements included herein are for BNCCORP, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.


NOTE 2 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by BNCCORP, Inc., without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2002.

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


NOTE 3 - Reclassifications

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

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended June 30:

                                            Net                       Earnings
                                           Income        Shares      Per Share
                                         -----------   ------------  -----------
                   2002
Basic earnings per share:
Net income............................   $  102,000      2,645,213     $   0.04
Dividends on preferred stock..........      (19,000)     2,645,213        (0.01)
                                         -----------                 -----------
Income attributable to common
  stockholders........................   $   83,000      2,645,213     $   0.03
                                         ===========                 ===========
Effect of dilutive shares -
  Options.............................                      24,982
                                                       ------------
Diluted earnings per share:
Net income............................   $  102,000      2,670,195     $   0.04
Dividends on preferred stock..........      (19,000)     2,670,195        (0.01)
                                         -----------                 -----------
Income attributable to common
  stockholders........................   $   83,000      2,670,195     $   0.03
                                         ===========                 ===========
                    2001
Basic earnings per share:
Income before extraordinary item......   $  687,000      2,394,330     $   0.29
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes........................        4,000      2,394,330         0.00
                                         -----------                 -----------
Income available to common
  stockholders........................   $  691,000      2,394,330     $   0.29
                                         ===========                 ===========
Effect of dilutive shares -
  Options.............................                      31,939
                                                       ------------
Diluted earnings per share:
Income before extraordinary item......   $  687,000      2,426,269     $   0.28
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes........................        4,000      2,426,269         0.00
                                         -----------                 -----------
Income available to common
  stockholders........................   $  691,000      2,426,269     $   0.28
                                         ===========                 ===========

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six-month periods ended June 30:

                                            Net                       Earnings
                                           Income        Shares      Per Share
                                         -----------   ------------  -----------
                   2002
Basic earnings per share:
Net Income............................   $  292,000      2,522,871     $   0.12
Dividends on preferred stock..........      (19,000)     2,522,871        (0.01)
                                         -----------                 -----------
Income attributable to common
  stockholders........................   $  273,000      2,522,871     $   0.11
                                         ===========                 ===========
Effect of dilutive shares -
  Options.............................                      25,271
                                                       ------------
Diluted earnings per share:
Net Income............................   $  292,000      2,548,142     $   0.12
Dividends on preferred stock..........      (19,000)     2,548,142        (0.01)
                                         -----------                 -----------
Income attributable to common
  stockholders........................   $  273,000      2,548,142     $   0.11
                                         ===========                 ===========
                    2001
Basic earnings per share:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle............. $  1,476,000      2,394,469     $   0.62
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes........................        8,000      2,394,469         0.00
Cumulative effect of change in
  accounting principle, net of
  income taxes........................     (113,000)     2,394,469        (0.05)
                                         -----------                 -----------
Income available to common
  stockholders........................   $               2,394,469     $   0.57
                                          1,371,000
                                         ===========                 ===========
Effect of dilutive shares -
  Options.............................                      24,400
                                                       ------------
Diluted earnings per share:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle............. $  1,476,000      2,418,869     $   0.61
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes........................        8,000      2,418,869         0.00
Cumulative effect of change in
  accounting principle, net of
  income taxes........................     (113,000)     2,418,869       (0.05)
                                         -----------                 -----------
Income available to common
  stockholders........................   $1,371,000      2,418,869     $   0.56
                                         ===========                 ===========

The following number of options, with exercise prices ranging from $8.20 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:


                                                   2002        2001
                                                 ----------  ----------
     Quarter ended March 31...................    97,508      101,570
     Quarter ended June 30....................    96,145       97,177


NOTE 5 - Segment Disclosures

BNCCORP segments its operations into two separate business activities, based on the nature of the products and services for each segment: Banking operations and insurance operations.

Banking operations provide traditional banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as servicing of commercial loans for other institutions.

Insurance operations provide commercial and personal lines of insurance to consumers and commercial enterprises.

The accounting  policies of the two segments are the same as those  described in
the  summary  of  significant   accounting  policies  included  in  the  audited
consolidated financial statements for the year ended December 31, 2001.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company's business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarter ended June 30 (in thousands):


                                                    2002                                          2001
                                   ------------------------------------------    ----------------------------------------
                                    Banking   Insurance    Other (a)   Totals     Banking   Insurance   Other(a)   Totals
                                   --------   ---------    ---------   ------     -------   ---------   --------   ------
Net interest income................$  3,693   $      7      $  (537)    $3,163   $  4,346    $    4     $  (455)    3,895
Other revenue-external
  customers........................   1,745      2,439          935      5,119      2,077       456       1,574     4,107
Depreciation and
  amortization.....................     453        183            8        644        416        27          25       468
Equity in the net income
  of investees.....................      --         --          430        430         --        --       1,006     1,006
Other significant noncash
  items:
  Provision for credit
   losses..........................     185         --           --        185        600        --          --       600
Income tax expense (benefit).......     225         79         (392)       (88)       564        (8)       (244)      312
Segment profit before
  extraordinary item ..............     305        125            3        433        986        20         373     1,379
Extraordinary item - gain
  on early extinguishment of
  debt, net of income taxes........      --         --           --         --         --        --           4         4
Segment profit.....................     305        125            3        433        986        20         377     1,383
Segment assets..................... 578,406     27,120       66,796    672,322    543,350     1,840      51,758   596,948



                                               2002                                          2001
                            -------------------------------------------------  -------------------------------------------------
                            Reportable              Intersegment Consolidated  Reportable             Intersegment  Consolidated
                             Segments    Other(a)    Elimination     Total      Segments   Other(a)   Elimination      Total
                            ---------- ------------ ------------ ------------  ----------  ---------  ------------  ------------
Net interest income........ $   3,700   $     (537)   $   469    $    3,632    $   4,350   $   (455)   $    240      $    4,135
Other revenue-external
  customers................     4,184          935       (945)        4,174        2,533      1,574      (1,591)          2,516
Depreciation and
  amortization.............       636            8         (4)          640          443         25          (7)            461
Equity in the net income
  of investees.............        --          430       (430)           --           --      1,006      (1,006)             --
Other significant noncash
  items:
  Provision for credit
  losses...................       185           --         --           185          600         --          --             600
Income tax expense
  (benefit)................       304         (392)        80            (8)         556       (244)         41             353
Segment profit before
  extraordinary item ......       430            3       (331)          102        1,006        373        (692)            687
Extraordinary item - gain
  on early extinguishment
  of debt, net of income
  taxes....................        --           --        --            --            --          4          --               4
Segment profit.............       430            3      (331)          102         1,006        377        (692)            691
Segment assets.............   605,526       66,796   (66,221)      606,101      545,190      51,758     (51,126)        545,822

----------------------------
(a) The financial information in the "Other" column is for the bank holding company and BNC Asset Management, Inc.


The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the six months ended June 30 (in thousands):

                                               2002                                          2001
                                   ------------------------------------------    ----------------------------------------
                                   Banking   Insurance   Other (a)   Totals      Banking   Insurance   Other(a)   Totals
                                   --------  ---------   ---------   -------     --------  ---------   --------   -------
Net interest income............... $  7,504  $      9    $   (981)   $ 6,532     $  8,313   $     10   $  (890)   $ 7,433
Other revenue-external
  customers.......................    3,643     2,929       2,081      8,653        3,922        967     2,964      7,853
Depreciation and amortization.....      885       204          16      1,105          822         52        54        928
Equity in the net income of
  investees.......................       --        --         975        975           --         --     1,995      1,995
Other significant noncash items:
  Provision for credit losses.....      402        --          --        402          950         --        --        950
Income tax expense (benefit)......      483        78        (600)       (39)       1,046        (10)     (576)       460
Segment profit before
  extraordinary item and
  cumulative effect of change
  in accounting principle.........      867       108         106      1,081        1,900         95       491      2,486
Extraordinary item - gain on
  early extinguishment of debt,
  net of income taxes.............       --        --          --         --           --         --         8          8
Cumulative effect of change in
  accounting principle, net of
  income taxes....................       --        --          --         --         (113)        --        --       (113)
Segment profit....................      867       108         106      1,081        1,787         95       499      2,381
Segment assets....................  578,406    27,120      66,796    672,322     543,350       1,840    51,758    596,948


                                               2002                                                  2001
                            -------------------------------------------------  -------------------------------------------------
                            Reportable              Intersegment Consolidated  Reportable             Intersegment  Consolidated
                             Segments    Other (a)   Elimination     Total      Segments   Other (a)  Elimination      Total
                            ---------- ------------ ------------ ------------  ----------  ---------  ------------  ------------
Net interest income........ $ 7,513    $    (981)     $   938     $    7,470   $    8,323  $   (890)   $     480      $  7,913
Other revenue-external
  customers................   6,572        2,081       (2,084)         6,569        4,889     2,964       (3,010)        4,843
Depreciation and
  amortization.............   1,089           16           (8)         1,097          874        54          (17)          911
Equity in the net income
  of investees.............      --          975         (975)            --           --     1,995       (1,995)           --
Other significant
  noncash items:
   Provision for credit
     losses................     402           --           --            402          950        --           --          950
Income tax expense
   (benefit)...............     561         (600)         144            105        1,036      (576)         228          688
Segment profit (loss)
  before extraordinary
  item and cumulative
  effect of change
  in accounting
  principle................     975          106         (789)           292        1,995       491       (1,010)       1,476
Extraordinary item -
  gain on early
  extinguishment of
  debt, net of
  income taxes.............      --           --           --             --          --          8           --            8
Cumulative effect of
  change in accounting
  principle, net of
  income taxes.............      --           --           --             --        (113)        --           --         (113)
Segment profit.............     975          106         (789)           292       1,882        499       (1,010)       1,371
Segment assets............. 605,526       66,796      (66,221)       606,101     545,190     51,758      (51,126)     545,822

------------------------------------

(a) The financial information in the "Other" column is for the bank holding company and BNC Asset Management, Inc.



NOTE 6 - Retirement of Subordinated Notes

During the first six months of 2001, the Company purchased $82,000 of its 8 5/8 percent subordinated notes due 2004. These notes were purchased at a discount and the transactions resulted in extraordinary gains of $8,000 (net of income taxes of $4,000). The notes were purchased using cash generated from the sale of BNC Financial Corporation, the Company's asset-based lending subsidiary, which was sold on December 31, 1999, and from the issuance of trust preferred securities in July 2000.

On August 31, 2001, the Company redeemed all of the remaining notes ($12,869,000) at par plus accrued interest to the date of redemption. The redemption resulted in an extraordinary loss of $142,000 ($.06 per share), net of income taxes of $75,000. The notes were redeemed using cash generated from the issuance of trust preferred securities in July 2001.

NOTE 7- Business Combination

On April 16, 2002, the Company acquired 100 percent of the voting equity interests of Milne Scali & Company and Related Companies ("Milne Scali") for 297,759 shares of newly issued common stock (valued at $2.5 million and based on the average closing sales price of the Company's common stock on the Nasdaq National Market over the thirty trading days immediately preceding the closing date) and $15.5 million in cash. To effect the transaction, the Company incurred $8.5 million in long-term debt. Of the total $18.0 million purchase price, $7.2 million was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $10.8 million over the fair value of net assets was recorded as goodwill. As part of the transaction, deferred tax liabilities of $2.3 million were recorded, which also increased goodwill by the same amount. The Company and Milne Scali may consider making an Internal Revenue Code Section 338(h)(10) election to step up the basis in the acquired assets. Should the Company elect the Section 338(h)(10) step up in basis of assets acquired, these adjustments to goodwill and deferred tax liabilities would be subject to modification. If the Section 339(h)(10) election is made, all of the goodwill will be deductible for tax purposes. Additional consideration of up to $8.5 million is payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods.

Prospectively, the goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of SFAS No. 142. Other acquired intangible assets related to personal and commercial insurance lines books of business totaling approximately $8.0 million will be amortized using a method that approximates the anticipated utilization of the expirations, which will cover a period of 9.8 to 12.5 years.

Milne Scali's results of operations have been included in the Company's consolidated financial statements since the date of the acquisition.


The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of Milne Scali as of the acquisition date (amounts are in thousands):

Assets -
  Cash........................................   $   1,536
  Accounts receivable.........................       1,305
  Fixed assets................................         412
  Intangible assets, books of business........       8,018
  Goodwill....................................      13,096
  Other.......................................         104
                                                 ----------
Total assets..................................   $  24,471
                                                 ==========
Liabilities -
  Notes payable...............................   $   1,421
  Insurance company payables..................       1,486
  Deferred tax liabilities....................       2,346
  Other.......................................       1,218
                                                 ----------
Total liabilities.............................       6,471
  Stockholders' equity........................      18,000
                                                 ----------
Total liabilities and stockholders' equity....   $  24,471
                                                 ==========

The following pro forma information has been prepared assuming that the acquisition of Milne Scali had been consummated at the beginning of the respective periods. The pro form financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected on the assumed dates (amounts are in thousands):

                                           Six Months Ended   Six Months Ended
                                            June 30, 2002       June 30, 2001
                                           ----------------   ----------------
                                             (Unaudited)      (Unaudited)
   Net interest income.....................   $    7,338        $   7,531
   Noninterest income......................        9,826            9,867
   Noninterest expense.....................       16,141           13,483
     Income before extraordinary item
     and cumulative effect of change in
     accounting principle..................          457            2,016
     Net income............................          457            1,911
                                           ----------------   ----------------
     Basic earnings per share..............   $     0.16       $     0.71
                                           ----------------   ----------------
    Diluted earnings per share.............   $     0.16       $     0.70
                                           ================   ================


NOTE 8 - Issuance of Noncumulative Preferred Stock

In May 2002, BNCCORP issued 150 shares of its noncumulative preferred stock. Each share has a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock is not redeemable by the Company and carries no conversion rights.

NOTE 9 - Goodwill and Other Intangible Assets - Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, ("SFAS 142")

Goodwill, representing the excess of the purchase price over the fair value of net assets acquired, results from purchase acquisitions made by the Company. On January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill associated with business combinations completed after June 30, 2001 is not required to be amortized. During the transition period from July 1, 2001 through December 31, 2001, all of the Company's goodwill associated with business combinations completed prior to July 1, 2001 was amortized over 15 to 25 year periods. Effective January 1, 2002, the Company discontinued all goodwill amortization.

Effective January 1, 2002, goodwill will be assessed at least annually for impairment at the reporting unit and qualifying subsidiary levels by applying a fair-value-based test. The Company has $437,000 of unamortized goodwill related to five separate transactions completed prior to July 1, 2001. Pursuant to SFAS 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002 and concluded that goodwill was not impaired as of January 1, 2002. No subsequent events have occurred that would change the conclusion reached.

Core deposit intangibles are amortized based on a useful life of 10 years. Certain identifiable intangible assets that are also included in the caption "other intangible assets" in the consolidated balance sheets are generally amortized over a useful life of 10 to 15 years.

Adjusted Earnings - SFAS 142 Transitional Disclosure:

Effective January 1, 2002, the Company discontinued all goodwill amortization. The following tables reconcile, for the periods presented, income before extraordinary items and cumulative effect of change in accounting principle, net income and earnings per share, adjusted to exclude amortization expense recognized in those periods related to goodwill (amounts are in thousands):

                                     For the three months    For the six months
                                       ended June 30,         ended June 30,
                                    ----------------------  --------------------
                                      2002        2001        2002       2001
                                    ----------  ----------  ---------  ---------
Reported income before
  extraordinary item and
  cumulative effect of change
  in accounting principle..........  $    102    $    687    $   292    $ 1,476
Add back: goodwill amortization,
  net of income taxes..............        --          14         --         29
                                    ----------  ----------  ---------  ---------
Adjusted income before
  extraordinary item and
  cumulative effect of change
  in accounting principle..........  $    102    $    701    $   292    $ 1,505
                                    ==========  ==========  =========  =========
Reported net income........ .......  $    102    $    691    $   292    $ 1,371
Add back: goodwill amortization,
  net of income taxes..............        --          14         --         29
                                    ----------  ----------  ---------  ---------
Adjusted net income................  $    102    $    705    $   292    $ 1,400
                                    ==========  ==========  =========  =========
Basic earnings per common share:
  Reported net income..............  $   0.03    $   0.29    $  0.11    $  0.57
  Goodwill amortization,
  net of income taxes..............        --        0.01         --       0.01
                                    ----------  ----------  ---------  ---------
Adjusted net income................  $   0.03    $   0.30    $  0.11    $  0.58
                                    ----------  ----------  ---------  ---------
Diluted earnings per common share:
  Reported net income..............  $   0.03    $   0.28    $  0.11    $  0.56
  Goodwill amortization, net
  of income taxes..................        --        0.01         --       0.01
                                    ----------  ----------  ---------  ---------
Adjusted net income................  $   0.03    $   0.29    $  0.11    $  0.57
                                    ==========  ==========  =========  =========


Intangible Assets:

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2002 is presented in the table below (amounts are in thousands). Amortization expense for intangible assets was $249,000 for the quarter ended June 30, 2002 and $350,000 for the six months ended June 30, 2002.

                                                    As of June 30, 2002
                                       -----------------------------------------
                                         Gross                          Net
                                        Carrying    Accumulated      Carrying
                                        Amount      Amortization       Amount
                                       ----------  --------------  -------------
Intangible assets:
   Core deposit intangibles........... $  3,497       $  2,409       $   1,088
   Insurance books of business
     intangibles......................    8,018            139           7,879
   Other..............................      874            435             439
                                       ----------  --------------  -------------
       Total.........................  $ 12,389       $  2,983       $   9,406
                                       ==========  ==============  =============

One intangible asset included in the "other" category above has a net carrying value of $271,000 but is not being amortized because it has an indefinite life.

The following table shows the estimated future amortization expense for amortized intangible assets existing on the Company's books at June 30, 2002 (amounts are in thousands). Projections of amortization expense are based on existing asset balances as of June 30, 2002. Actual amortization expense may differ significantly depending upon changes in market conditions:

                                           Insurance
                               Core        Books of
                              Deposit      Business
                            Intangibles   Intangibles      Other        Total
                            ------------  ------------  -----------  -----------
Six months ended
  December 31, 2002.....     $    175        $   333      $     24     $    532
Year ended December 31,
   2003..................         350            665            48        1,063
   2004..................         350            665            48        1,063
   2005..................         233            665            48          946
   2006..................          --            665            --          665
   2007..................          --            665            --          665


Goodwill:

At January 1, 2002, the Company had a total of $437,000 of unamortized goodwill relating to five separate purchase transactions completed prior to July 1, 2001. As indicated above, pursuant to SFAS 142, the goodwill was assessed for impairment during the second quarter of 2002. Management concluded that goodwill was not impaired as of January 1, 2002. No subsequent events have occurred that would change the conclusion reached.


The following table shows the change in goodwill between January 1, 2002 and June 30, 2002 (amounts are in thousands):

        Balance, January 1, 2002                             $   437
        Goodwill attributable to purchase acquisition.....     13,511
                                                            ----------
        Balance, June 30, 2002............................   $ 13,948
                                                            ==========

NOTE 10 - Derivative Activities

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40,000,000 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20,000,000 of 4.50 percent contracts having three year maturities and $20,000,000 of 5.50 percent contracts having five year maturities. The total paid for the contracts was $1,246,000. The contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of $447,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended
June 30, 2002 and 2001, the impact of marking the contracts to market was $(389,000) and $42,000, respectively. During the six months ended June 30, 2002 and 2001, the impact of marking the contracts to market was $(468,000) and $42,000, respectively.



NOTE 11 - Recently Adopted Accounting Standards

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


NOTE 12 - Subsequent Event

On July 26, 2002, BNC National Bank signed a definitive branch purchase and assumption agreement (the "Agreement") with Alerus Financial ("Alerus") under which Alerus has agreed to purchase the assets of BNC National Bank's Fargo, North Dakota branch office. The transaction includes the purchase of the bank building along with approximately $25 million in loans as well as the assumption of approximately $23 million in deposits. The transaction is scheduled to close on or before September 30, 2002 pending regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Assets. Total assets increased $21.0 million, from $585.1 million at December 31, 2001 to $606.1 million at June 30, 2002. The following table presents the Company's assets by category as of June 30, 2002 and December 31, 2001, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                 Change
                                                        ------------------------
                               June 30,   December 31,
             Assets              2002         2001           $            %
--------------------------  ------------  ------------  -----------  -----------
Cash and due from banks...  $   14,931    $   16,346    $  (1,415)     (8.7)%
Interest-bearing
  deposits with banks.....         354           126          228     181.0 %
Federal funds sold........       5,000         7,500       (2,500)    (33.3)%
Investment securities
  available for sale......     207,159       211,801       (4,642)     (2.2)%(a)
Federal Reserve and
  Federal Home Loan
  Bank Stock..............       6,216         7,380       (1,164)    (15.8)%
Loans and leases, net.....     323,713       316,466        7,247       2.3 %(a)
Premises, leasehold
  improvements and
  equipment, net..........      17,212        15,403        1,809      11.7 %
Interest receivable.......       2,812         3,008         (196)     (6.5)%
Other assets..............       5,350         4,856          494      10.2 %
Goodwill..................      13,948           437       13,511    3091.8 %(b)
Other intangible
 assets, net..............       9,406         1,734        7,672     442.4 %(c)
                            ------------  ------------  -----------
      Total assets........  $  606,101    $  585,057    $  21,044       3.6 %
                            ============  ============  ===========

--------------------

(a) The Company implemented a balance sheet leveraging strategy in 1999 and 2000 during which time it increased its earning asset portfolio by purchasing investment securities funded by FHLB borrowings. This strategy, combined with market interest rate developments, resulted in a low loan-to-assets ratio relative to the Company's peers and unrealized gains in the investment portfolio. During the six months ended June 30, 2002, the Company continued to shift a portion of its earning asset portfolio from investment securities to loans in response to loan demand in its markets, including the Arizona market. Sales of investment securities during the six months generated realized gains of $366,000. These gains are included in noninterest income in the Consolidated Statements of Operations.

(b) The increase in goodwill represents the goodwill acquired in the Milne Scali acquisition, which was completed on April 16, 2002.

(c) The increase in other intangible assets represents intangible assets acquired in the Milne Scali acquisition which relate to the personal and commercial insurance lines books of business.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and six-month periods ended June 30, 2002 (amounts are in thousands):

                                   Three Months               Six Months
                                  Ended June 30,             Ended June 30,
                            -------------------------  ------------------------
                                2002          2001        2002         2001
                            -----------  ------------  -----------  -----------
Balance, beginning of
  period...................   $   4,486    $   3,956    $  4,325      $  3,588
Provision for credit
  losses...................         185          600        402            950
Loans charged off..........         (47)         (55)      (131)           (83)
Loans recovered............           3           47         31             93
                            -----------  ------------  -----------  -----------
Balance, end of period.....   $   4,627     $  4,548    $  4,627      $  4,548
                            ===========  ============  ===========  ===========
Ending loan portfolio .....   $ 328,340    $ 320,377
                            ===========  ============
Allowance for credit
  losses as a percentage
  of ending loan
  portfolio................     1.41%        1.42%

As of June 30, 2002 the Company's allowance for credit losses was 1.41 percent of total loans as compared to 1.35 percent at December 31, 2001 and 1.42 percent at June 30, 2001. Net (charge-offs)/recoveries as a percentage of average loans for the three and six month periods ended June 30, 2002 and 2001 were as follows:

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                              ------------------------  ------------------------
                                 2002         2001         2002        2001
                              -----------  -----------  -----------  -----------
Ratio of net
  (charge-offs)/recoveries
  to average total loans.....   (0.01)%      (0.00)%      (0.03)%       0.00%
Ratio of net
  (charge-offs)/recoveries
   to average total loans,
   annualized...............    (0.05)%      (0.01)%      (0.06)%       0.01%

The provisions for loan losses for the three and six month periods ended June 30, 2002 were substantially lower than the provisions for the same periods in 2001 due to the fact that loans outstanding increased much more significantly between December 31, 2000 and June 30, 2001 ($51.5 million) compared to the increase between December 31, 2001 and June 30, 2002 ($7.5 million). Additionally, during the first half of 2001, the Company's construction portfolio had begun to show signs of deterioration. This prompted increased provisions for loan losses over the course of the first six months of 2001 as compared to the six-month period ended June 30, 2002.

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

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                                 June 30,       December 31,
                                                   2002             2001
                                              ---------------- ----------------
                                                (Unaudited)
Nonperforming loans:
   Loans 90 days or more delinquent and
    still accruing interest..................    $     211         $    983
   Nonaccrual loans..........................        3,734            3,391
   Restructured loans........................           --                5
                                              ---------------- ----------------
Total nonperforming loans....................        3,945            4,379
   Other real estate owned and
   repossessed assets........................          172               70
                                              ---------------- ----------------
Total nonperforming assets...................   $    4,117        $   4,449
                                              ================ ================
Allowance for credit losses..................   $    4,627        $   4,325
                                              ================ ================
Ratio of total nonperforming assets
   to total assets...........................         0.68%            0.76%
Ratio of total nonperforming loans to
   total loans...............................         1.20%            1.36%
Ratio of allowance for credit losses
   to total nonperforming loans..............          117%              99%

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

Loans over 90 days or more delinquent and still accruing interest decreased $772,000 between December 31, 2001 and June 30, 2002. This decrease was largely attributable to a commercial credit relationship totaling $956,000 having been brought to a current status. This reduction was partially offset by the addition of some smaller credits to the category between December 31, 2001 and June 30, 2002.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings. Of the $3.7 million of loans in this category at June 30, 2002, $2.9 million relates to two commercial customers and loans for one of these customers are partially SBA-guaranteed.

Nonaccrual loans increased $343,000 during the same period. This increase was primarily attributable to the addition of a commercial relationship that totaled $658,000 at June 30, 2002. This increase was partially offset by reductions in other commercial credits due to principle collections, a loan reclassed to other real estate owned and pay downs due to liquidation of collateral on some loans in this category at December 31, 2001

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of its original principal will occur.

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


Liabilities. Total liabilities increased $16.1 million, from $532.1 million at December 31, 2001 to $548.2 million at June 30, 2002. The following table presents the Company's liabilities by category as of June 30, 2002 and December 31, 2001 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                Change
                                                         ---------------------
                             June 30,     December 31,
        Liabilities            2002           2001            $           %
-------------------------  -------------  -------------  ----------   --------
DEPOSITS:
Noninterest - bearing....  $   39,568     $   43,055      $ (3,487)    (8.1)%
Interest - bearing(Y)
  Savings, NOW and
  money market...........     189,125        170,653        18,472     10.8 %(a)
  Time deposits $100,000
   and over..............      81,343         83,809        (2,466)    (2.9)%
  Other time deposits....     116,565        110,452         6,113      5.5 %(b)
Short-term borrowings....       3,377            760         2,617    344.3 %
FHLB borrowings..........      97,200        117,200       (20,000)   (17.1)%(c)
Long-term borrowings.....       8,543             13         8,530       --  (d)
Other liabilities........      12,467          6,192         6,275    101.3% (e)
                           -------------  -------------  ----------
      Total liabilities..  $  548,188     $  532,134      $ 16,054      3.0%
                           =============  =============  ==========

-------------------

(a) The increase in savings, NOW and money market accounts is attributable to continued growth in the Company's Wealthbuilder money market deposit account primarily in the Minnesota and Arizona markets.

(b) Other time deposits increased during the six months ended June 30, 2002 due to special CD promotions the Company ran in select markets.

(c) The Company's FHLB borrowings decreased $20.0 million because two $10.0 million advances matured in January 2002.

(d) The Company incurred $8.5 million of long term debt at the time of the Milne Scali acquisition in April 2002.

(e) The increase in other liabilities includes the $2.3 million of deferred tax liabilities recorded as part of the Milne Scali purchase transaction, along with other liabilities of Milne Scali including insurance company payables.


Stockholders' Equity. The Company's equity capital increased $5.0 million between December 31, 2001 and June 30, 2002. This increase was primarily attributable to the issuance of $1.5 million of preferred stock, $292,000 of earnings recorded for the six months ended June 30, 2002, $2.5 million of common stock issued in the Milne Scali acquisition and a $672,000 increase in the net unrealized holding gain on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiary as of June 30, 2002:


                                   Tier 1         Total
                                  Risk-Based     Risk-Based        Tier 1
                                   Ratio          Ratio         Leverage Ratio
                                -------------   -------------   --------------
BNCCORP, consolidated.........      5.70%          9.55%            4.10%
BNC National Bank.............      9.04%         10.17%            6.49%

As of June 30, 2002, BNCCORP and its subsidiary bank exceeded capital adequacy requirements and the bank was considered "well capitalized" under prompt corrective action provisions.

                Comparison of Operating Results for the Three and
                 Six Month Periods Ended June 30, 2002 and 2001

General. Net income for the three month period ended June 30, 2002 was $102,000, or $0.03 per common share on a diluted basis. For the same quarter of 2001, net income was $691,000 or $0.28 per share, on a diluted basis. There were no extraordinary gains or losses in the second quarter of 2002, whereas results for the year-ago period included a $4,000 extraordinary gain on early extinguishment of debt. Results for the quarter primarily reflected a decrease in net interest income, along with higher noninterest expenses associated with the Company's expanding market presence in Arizona. These factors were partly offset by increased noninterest income, especially from insurance activities. The Arizona operations include three banking and loan offices as well as the Milne Scali & Company insurance agency headquartered in Phoenix and acquired on April 16, 2002. Net interest income was approximately $3.6 million for the three months ended June 30, 2002, compared with $4.1 million for the second quarter of 2001, with much of the difference attributable to a $389,000 write-down of interest rate hedging instruments in the current period. Noninterest income rose to nearly $4.2 million for the 2002 second quarter, compared with $2.5 million in the same period in 2001, largely due to a sharp rise in insurance commissions generated by the Milne Scali acquisition. Noninterest expense was $7.5 million for the second quarter of 2002, up from $5.0 million for the year-age quarter, for the reasons discussed above.

For the first half of 2002, net income was approximately $292,000, or $0.11 per common share on a diluted basis. In the six months of 2001, net income was $1.37 million, or $0.56 per share, including an extraordinary gain on the early extinguishment of debt of $8,000, and a charge for the cumulative effect of a change in accounting principle of $113,000 (both net of income taxes).

The returns on average assets and average common stockholders' equity, from continuing operations, were 0.07 and 1.24 percent, respectively, for the three months ended June 30, 2002 as compared to 0.49 and 9.10 percent for the same period one year earlier. The returns on average assets and average common stockholders' equity, from continuing operations, were 0.10 and 1.83 percent, respectively, for the six months ended June 30, 2002 as compared to 0.53 and
9.89 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three-month period ended June 30, 2002 decreased $503,000, or 12.2 percent. Net interest margin decreased to
2.72 percent for the quarter ended June 30, 2002 from 3.16 percent for the same period one year earlier. Net interest income and margin for the three-month periods ended June 30, 2002 and 2001 were impacted by derivative contract-related transactions during the periods totaling $(243,000) and $389,000, respectively. Without these derivative transactions, net interest income for these periods would have been $4.0 and $3.9 million, respectively, a
3.3 percent improvement in 2002. Net interest margin would have been 3.01 percent for the quarter ended June 30, 2002 compared to 2.97 percent for the same period in 2001.

Net interest income for the six-month period ended June 30, 2002 decreased $443,000, or 5.6 percent. Net interest margin decreased to 2.84 percent for the six months ended June 30, 2002 from 3.03 percent for the same period one year earlier. Net interest income and margin for the six-month periods ended June 30, 2002 and 2001 were impacted by derivative contract-related transactions during the periods totaling $(299,000) and $468,000, respectively. Without these derivative transactions, net interest income for these periods would have been $7.9 and $7.6 million, respectively, a 4.3 percent improvement in 2002. Net interest margin would have been 3.02 percent for the six months ended June 30, 2002 compared to 2.92 percent for the same period in 2001.


The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and six month periods ended June 30, 2002 and 2001, as well as the changes between the periods presented. Significant factors contributing to the increase (decrease) in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):

                                       Three Months Ended June 30,
                      ------------------------------------------------------------
                               2002                           2001                            Change
                      ----------------------------   -----------------------------  ------------------------------
                                Interest  Average               Interest  Average              Interest   Average
                      Average   earned    yield or   Average     earned   yield or   Average    earned    yield or
                      Balance   or paid    cost      balance     or paid   cost      balance    or paid    cost
                      --------  --------  --------   ---------  --------  --------  ---------  ---------  --------
   Interest-earning
        assets
Federal funds
  sold/interest
  bearing due from... $  6,395  $    31     1.94%    $    260   $      3    4.63%   $  6,135    $    28   -2.69%
Investments..........  211,657    2,859     5.42%     226,755      3,424    6.06%    (15,098)      (565)  -0.64%(a)
Loans................  322,180    5,445     6.78%     302,626      6,770    8.97%     19,554     (1,325)  -2.19%(a)
  Allowance for loan
  losses.............   (4,474)      --               ( 3,943)        --                (531)      --
                      --------  --------             ---------  --------           ---------   ---------
  Total interest-
   earning assets.... $535,758    8,335     6.24%    $525,698     10,197    7.78%   $ 10,060     (1,862)  -1.54%
                      ========  --------             ========   --------           =========   ---------
   Interest-bearing
     liabilities
NOW & money
  market accounts.... $185,354      784     1.70%    $153,769      1,270    3.31%   $ 31,585       (486)  -1.61%(b)
Savings..............    4,276        9     0.84%       3,692         15    1.63%        584         (6)  -0.79%
Certificates of
  deposit under
  $100,000...........  114,954    1,150     4.01%     103,281      1,455    5.65%     11,673       (305)  -1.64%(c)
Certificates of
  deposit $100,000
  and over...........   81,812      924     4.53%      79,228      1,213    6.14%      2,584       (289)  -1.61%(d)
                      --------  --------             --------    -------           ---------   ---------
  Interest - bearing
  deposits........... $386,396    2,867     2.98%     339,970      3,953    4.66%     46,426     (1,086)  -1.68%
Short-term borrowings    1,894       10     1.69%      18,677        216    4.64%    (16,783)      (206)  -2.95%(e)
FHLB borrowings......   97,200    1,736     7.16%     115,188      1,605    5.59%    (17,988)       131    1.57%(e)
Long-term borrowings.    7,115       90     5.13%      12,592        288    9.17%     (5,477)      (198)  -4.04%(f)
                      --------  --------             --------    -------           ---------   ---------
  Total borrowings...  106,209    1,836     6.93%     146,457      2,109    5.78%    (40,248)      (273)   1.15%
                      --------  --------             --------    -------           ---------   ---------
  Total
   interest-bearing
   liabilities.......  492,605    4,703     3.83%    $486,427      6,062    5.00%   $  6,178     (1,359)  -1.17%
                      ========  --------             ========    -------           =========   ---------
  Net interest
   income/spread.....           $ 3,632     2.41%                $ 4,135    2.78%               $  (503)  -0.37%
                                ========                         =======                       =========
  Net interest margin                       2.72%                           3.16%                         -0.44%
Notation:
Noninterest-bearing
deposits............. $ 35,596       --              $ 28,662        --            $  6,934         --
                      --------  --------             --------    -------           ---------   ---------
   Total deposits.... $421,991  $ 2,867      2.73%   $368,632    $ 3,953    4.30%  $ 53,359    $ (1,086)   -1.57%
                      ========  ========             ========    =======           =========   =========
Taxable equivalents:
  Total interest-
   earning assets.... $535,758  $ 8,450      6.33%   $525,698    $10,303    7.86%  $ 10,060    $ (1,853)   -1.53%

  Net interest
   income/spread.....      --   $ 3,748      2.50%        --     $ 4,241    2.86%       --     $   (493)   -0.36%
  Net interest
   margin............      --       --       2.81%        --         --     3.24%       --           --    -0.43%
Notation:
  Net interest
   income/margin
   without impact of
   derivative
   contracts........       --   $  4,021     3.01%        --     $ 3,892    2.97%       --     $    129    0 .04%

                                         Six Months Ended June 30,
                       ------------------------------------------------------------
                                2002                           2001                            Change
                       ----------------------------   -----------------------------  ------------------------------
                                 Interest  Average               Interest  Average              Interest   Average
                       Average   earned    yield or   Average     earned   yield or  Average     earned    yield or
                       Balance   or paid    cost      balance     or paid   cost     balance     or paid    cost
                       --------  --------  --------   ---------  --------  --------  ---------  ---------  --------
   Interest-earning
        assets
Federal funds
  sold/interest
  bearing due from.... $  4,109  $    45     2.21%    $    847   $    23    5.48%    $  3,262    $     22    -3.27%
Investments...........  210,952    5,589     5.34%     243,018     7,779    6.46%     (32,066)     (2,190)   -1.12%(a)
Loans.................  320,122   10,787     6.80%     286,196    12,888    9.08%      33,926      (2,101)   -2.28%(a)
  Allowance for loan
   losses.............   (4,387)     --                ( 3,789)       --                 (598)         --
                       --------  --------             ---------  --------            ---------   ---------
  Total interest-
   earning assets..... $530,796   16,421     6.24%    $526,272    20,690    7.93%    $  4,524      (4,269)   -1.69%
                       ========  --------             =========  --------            =========   ---------
   Interest-bearing
     liabilities
NOW & money market
  accounts............ $177,445    1,444     1.64%    $154,083     2,994    3.92%    $ 23,362      (1,550)    -2.28%(b)
Savings...............    4,234       17     0.81%       3,570        33    1.86%         664         (16)    -1.05%
Certificates of
  deposit under
  $100,000............  113,186    2,311     4.12%     100,046     2,872    5.79%      13,140        (561)    -1.67%(c)
Certificates of
  deposit $100,000
  and over............   81,085    1,858     4.62%      72,562     2,273    6.32%       8,523        (415)    -1.70%(d)
                       --------  --------             ---------  --------            ---------    --------
  Interest - bearing
  deposits............  375,950    5,630     3.02%     330,261     8,172    4.99%      45,689      (2,542)    -1.97%
Short-term borrowings.    4,648       52     2.26%      12,467       311    5.03%      (7,819)       (259)    -2.77%(e)
FHLB borrowings.......   98,222    3,177     6.52%     130,041     3,713    5.76%     (31,819)       (536)     0.76%(e)
Long-term borrowings..    3,560       92     5.21%      12,614       581    9.29%      (9,054)       (489)     -4.08(f)
                       --------  --------             ---------  --------            ---------    --------
  Total borrowings....  106,430    3,321     6.29%     155,122     4,605    5.99%     (48,692)     (1,284)     -0.30%
                       --------  --------             ---------  --------            ---------    --------
  Total
  interest-bearing
  liabilities......... $482,380    8,951     3.74%    $485,383    12,777    5.31%    $ (3,003)     (3,826)     -1.57%
                       ========  --------             =========  --------            =========    --------
  Net interest
  income/spread.......           $ 7,470     2.50%               $ 7,913    2.62%                 $  (443)     -0.12%
                                 ========                        ========                         ========
  Net interest margin.                       2.84%                          3.03%                              -0.19%
Notation:
Noninterest-bearing
 deposits............. $ 34,364      --               $ 30,335        --             $  4,029          --
                       --------  --------             ---------  --------            ---------    --------
  Total deposits...... $410,314  $ 5,630     2.77%    $360,596   $ 8,172    4.57%    $ 49,718     $(2,542)     -1.80%
                       ========  ========             =========  ========            =========    ========
Taxable equivalents:
  Total interest-
 earning assets....... $530,796  $16,649     6.33%    $526,272   $20,893    8.01%    $  4,524     $(4,244)     -1.68%
  Net interest
  income/spread.......      --   $ 7,699     2.59%       --      $ 8,116    2.70%          --     $  (417)     -0.11%
  Net interest margin.      --       --      2.92%       --           --    3.11%          --          --      -0.19%
Notation:
  Net interest
   income/margin
   without impact
   of derivative
   contracts..........      --   $ 7,938     3.02%       --      $ 7,614    2.92%          --     $   324       0.10%

-----------------------------

(a) Investments and Loans - During 2001 and 2002, the Company sold investment securities and used the proceeds to fund loan growth resulting in lower average balances of investment securities and higher average balances for loans. The decreased yields in the investment and loan portfolios reflect the current rate environment caused by multiple Federal Reserve rate reductions during 2001. A significant amount of the average loan volume increase was generated in the Arizona market which the Company entered in 2001.

(b) NOW and Money Market Accounts - Increased average balances of NOW and money market accounts represents additional growth in the Company's floating-rate Wealthbuilder deposit products including growth from the Arizona market. The decreased costs are reflective of the lower rate environment in 2002 compared to 2001.

(c) Certificates of Deposit Under $100,000 - The increase in average CD's under $100,000 represents growth due to CD specials the Company runs from time to time in select markets. The lower costs are representative of the lower rate environment during 2002 compared to 2001 as CD's during 2002 renewed and opened at lower rates than they did during the periods ended June 30, 2001.

(d) Certificates of Deposit $100,000 and Over - During the six months ended June 30, 2002, average balances of brokered and national market CD's were $65.8 million as compared to $54.1 million for the same period one year earlier. The reduced costs reflect the lower interest rate environment in 2002 compared to 2001.

(e) Short-term and FHLB Borrowings - The decreased volume of short-term and FHLB borrowings resulted from increases in other funding sources including NOW and money market deposits, CD's under $100,000 and CD's over $100,000 as well as the decrease in investment securities as investments were sold to fund loan growth. Additionally, $20.0 million of FHLB advances matured in January 2002.

(f) Long-term Borrowings - During 2001, the Company redeemed all of its 8 5/8 percent subordinated notes due 2004. During 2002, the Company borrowed $8.5 million as part of the transaction involving the Milne Scali & Company acquisition. Borrowing costs are reflective of the payoff of the 8 5/8 percent subordinated notes and the lower rate environment in 2002.


Provision for Credit Losses. The provision for credit losses was $185,000 for the three month period ended June 30, 2002 as compared to $600,000 for the same period one year earlier. For the six months ended June 30, 2002 and 2001, the provision for credit losses was $402,000 and $950,000, respectively. See "Comparison of Financial Condition at June 30, 2002 and December 31, 2001 - Allowance for Credit Losses" for further information on the allowance for loan losses and the related provision.

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and six-month periods ended June 30, 2002 and 2001 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                          Three Months                          Six Months
  Noninterest Income     Ended June 30,        Change          Ended June 30,       Change
                        ----------------  ---------------    ----------------  ----------------
                         2002     2001      $      %          2002     2001       $      %
                        -------- -------  ------- -------    -------  -------  ------- --------
Insurance commissions.. $ 2,417  $  445   $1,972  443.1 %    $ 2,884   $  953  $1,931  202.6 %(a)
Fees on loans..........     517     529      (12)  (2.3)%      1,032      693     339   48.9 %(b)
Net gain on sales of
securities.............     366     609     (243) (39.9)%        796    1,327    (531) (40.0)%(c)
Brokerage income.......     324     360      (36) (10.0)%        724      709      15    2.1 %
Trust and financial
services...............     212     245      (33) (13.5)%        431      528     (97) (18.4)%(d)
Service charges........     197     185       12    6.5 %        372      352      20    5.7 %
Rental income..........      46      27       19   70.4 %         93       46      47  102.2 %
Other..................      95     116      (21) (18.1)%        237      235       2    0.9 %
                        -------- -------  -------            -------  -------  -------
  Total noninterest
  income............... $ 4,174  $2,516   $1,658   65.9 %    $ 6,569  $ 4,843  $1,726   35.6 %
                        ======== =======  =======            =======  =======  =======

-----------------

(a) The increase in insurance commission revenue is attributable to the acquisition of Milne Scali.

(b) Loan fees included in noninterest income may vary depending upon the number and structure of the loan transactions effected during the period.

(c) The Company sold fewer investment securities over the three and six-month periods ended June 30, 2002 as compared to the same periods in the prior year.

(d) Decrease is primarily attributable to a decrease in fee income from the BNC U.S. Opportunities Fund LLC managed by BNC National Bank's Financial Services Division.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and six-month periods ended June 30, 2002 and 2001 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                        Three Months Ended                    Six Months Ended
  Noninterest Expense       June 30,             Change          June 30,              Change
                        ------------------  ----------------  ------------------  ------------------
                          2002     2001        $        %       2002      2001       $       %
                        --------  --------  -------  -------  --------  --------  --------  --------
Salaries and employee
  benefits............. $  4,054  $ 2,552   $ 1,502    58.9%  $ 6,914   $ 4,901   $ 2,013   41.1% (a)
Occupancy..............      639      485       154    31.8%    1,173       934       239   25.6% (b)
Interest on
  subordinated
  debentures...........      455      233       222    95.3%       912      466       446   95.7% (c)
Professional services..      405      346        59    17.1%       794      645       149   23.1% (d)
Depreciation
  and amortization.....      391      339        52    15.3%       747      667        80   12.0% (e)
Office supplies,
  telephone
  and postage..........      316      272        44    16.2%       579      502        77   15.3% (f)
Marketing and
  promotion............      274      178        96    53.9%       440      334       106   31.7% (g)
Amortization of
  intangible assets....      249      122       127   104.1%       350      244       106   43.4% (h)
FDIC and other
  assessments..........       55       49         6    12.2%       109       97        12   12.4%
Other..................      689      435       254    58.4%     1,222      852       370   43.4% (i)
                        --------  --------  -------           --------  --------  --------
  Total noninterest
  expense.............. $  7,527  $ 5,011   $ 2,516    50.2%  $ 13,240  $ 9,642   $ 3,598   37.3%
                        ========  ========  =======           ========  ========  ========
  Efficiency ratio.....    96.4%    75.4%                        94.3%    75.6%
                        ========  ========                    ========  ========
  Efficiency ratio,
  adjusted (j).........    86.3%    74.6%                        85.0%    73.7%
                        ========  ========                    ========  ========


(a) Average full time equivalent employees for the three and six month periods ended June 30, 2002 were 279 and 245, respectively, as compared to 193 and 191, respectively, for the same periods in 2001. The increase is attributable to staff additions for the Arizona market and to the acquisition of Milne Scali, which has approximately 85 employees.

(b) Occupancy expenses have increased due to expenses associated with the Arizona locations as well as the addition of Milne Scali.

(c)  This  is  the  expense   associated  with  the  Company's  trust  preferred
     offerings, which closed in July 2000 ($7.5 million fixed at 12.045%) and July 2001 ($15.0 million adjustable quarterly).

(d) The increase in professional services expenses for the three and six month periods ended June 30, 2002 is attributable to increases in various items in this category, including legal fees, software support services and other consulting services.

(e) The increase in depreciation and amortization is attributable to the additions of leasehold improvements, furniture and equipment in the Arizona locations during 2001 along with similar expenses for Milne Scali.

(f) Increases are attributable to Arizona operations as well as the addition of Milne Scali.

(g)  Increases are attributable to promotional activities in various markets.

(h) Increases in amortization of intangible assets are largely attributable to the amortizable intangible assets acquired in the Milne Scali acquisition.

(i) Increases in other expenses are primarily attributable to increases in insurance expense, travel, dues and subscriptions, correspondent charges and other miscellaneous expense items in this category.

(j) Efficiency ratio adjusted for impact of derivative contracts and interest on subordinated debentures.

Income Tax Expense. The Company recorded an income tax benefit of $8,000 for the three months ended June 30, 2002. This is compared to a tax provision of $353,000 for the same period in 2001.

Income tax expense for the six months ended June 30, 2002 decreased $583,000 as compared to the same period in 2001 due to the decrease in pre-tax income. The estimated effective tax rates for the six month periods ended June 30, 2002 and 2001 were 26.4 and 31.8 percent, respectively. The decrease in effective tax rate for 2002 is largely attributable to the percentage of tax-exempt income to total income.

Earnings per Common Share. See Note 4 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculations for the three and six month periods ended June 30, 2002 and 2001.

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

The following table sets forth, for the six months ended June 30, 2002 and 2001, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (amounts are in thousands):


                                                  Six Months Ended June 30,
                                                  -------------------------
      Major Sources and Uses of Funds                2002           2001
                                                  -----------   -----------
   Proceeds from sales and maturities of
     investment securities..................     $  58,439      $ 141,696
   Net increase in deposits.................        18,632         12,512
   Net increase (decrease) in long-term              8,530           (105)
     borrowings.............................
   Purchases of investment securities.......       (52,190)       (70,234)
   Net increase in goodwill and other            $ (21,533)           --
     intangible assets......................
   Net decrease in short-term and FHLB             (17,383)       (42,325)
     borrowings.............................
   Net increase in loans....................        (7,680)       (51,488)


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

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer institutions and Securities and Exchange Commission ("SEC") and regulatory guidance in addition to the Company's own experience.

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

Revenue Recognition. The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, federal funds sold and interest bearing due from accounts. Noninterest income is recognized when it has been realized or is realizable and has been earned. In accordance with existing accounting and industry standards, as well as guidance issued by the SEC, the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies that could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of Federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.


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

The Company's primary tool in measuring and managing interest rate risk is net interest income simulation. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their June 30, 2002 levels. Cash flow from a given planning account is reinvested back into the same planning account so as to keep the month-end balance constant. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and factors may be developed as it relates to the structure/mix of growth. This is a change from prior period simulations in which projected net interest income under the various rate scenarios included assumptions relating to planned growth and anticipated new business activities. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio.

It is the Company's objective to manage its exposure to interest rate risk, bearing in mind that the Company will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income.

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability management committee ("ALCO") meetings. Each quarter, net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario, however, due to the relative low rates at present, for purposes of this simulation, a rate -300bp scenario was not run. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 4.75 percent at June 30, 2002 to 5.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve month period ending June 30, 2003 is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after factoring in the estimated impact of the $40.0 million of interest rate caps.

                                Net Interest Income Simulation
                                    (amounts in thousands)


Movement in
interest rates             -200bp     -100bp    Unchanged    +100bp    +200bp    +300bp
                          ---------  ---------  ---------  ---------  --------- ---------
Projected 12-month
  net interest income..... $14,123    $15,143    $15,984    $16,740    $17,065   $17,222
Dollar change from
  rates unchanged
  scenario................ $(1,861)   $  (841)       --     $   756    $ 1,081   $ 1,238
Percentage change from
  rates unchanged
  scenario................  (11.64)%    (5.26)%      --        4.73%      6.76%     7.75%
Benefit/(cost) from
  interest rate caps (1).. $  (425)   $  (371)   $  (264)   $   (84)   $   187   $   570
Total net interest income
  with caps............... $13,698    $14,772    $15,720    $16,656    $17,252   $17,792
Dollar change from rates
  unchanged w/caps........ $(2,022)   $  (948)       --     $   936    $ 1,532   $ 2,072
Percentage change from
  rates unchanged w/caps..  (12.86)%    (6.03)%      --        5.95%      9.75%    13.18%
POLICY LIMITS (decline
  limited to).............    10.00%      5.00%      --        5.00%     10.00%    15.00%

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

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, expense guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the twelve month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the twelve month period.

The Company's general policy is to limit the percentage decrease in projected net interest income to 5, 10 and 15 percent from the rates unchanged scenario for the +/-100bp, 200bp, and 300bp interest rate ramp scenarios, respectively.
If the projected dollars of net interest income over the next twelve month period are in excess of the Board and ALCO established targets, then the above percentages decline guidelines do not apply. However, if the projected percentage declines are within the above guidelines but the projected dollars of net interest income are less than the Board and ALCO established targets, then the ALCO will consider tactics to increase the projected level of dollars of net interest income. A targeted level of net interest income is established and approved by the Board and ALCO. This target is re-evaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of June 30, 2002 (without forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.


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

     On May 3, 2002, the Company issued 150 shares of its noncumulative preferred stock to Richard W. Milne and Terrence M. Scali. Each share has a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock is not redeemable by the Company and carries no conversion rights. The proceeds of the issuance will be used for general corporate purposes. The shares of preferred stock were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Securities Holders

     The annual meeting of stockholders of the Company was held on June 19, 2002 (the "Annual Meeting"). Proxies were solicited pursuant to the Securities Exchange Act of 1934, as amended.

At the Annual meeting, Dr. Denise Forte-Pathroff, M.D., Richard M. Johnsen, Jr. and Jerry R. Woodcox were elected to serve until the 2005 annual meeting of stockholders. The number of votes cast for or withheld from each nominee were as follows:

                           Name              For       Withheld
                   --------------------  -----------   ---------
                   Forte-Pathroff        2,018,517     211,613
                   Johnsen               2,018,517     211,613
                   Woodcox               2,018,517     211,613

With respect to the election of directors, there were no abstentions or non-votes.

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Gregory K. Cleveland, David A. Erickson, John A. Hipp, M.D., Brenda L. Rebel, Brad J. Scott and Tracy Scott.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the BNCCORP, Inc. 2002 Stock Incentive Plan adopted by the Company's Board of Directors. Holders of 1,872,152 shares voted for, holders of 347,328 shares voted against and holders of 10,650 shares abstained from voting on the proposal. There were no non-votes with respect to the proposal.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

          Part II, Exhibit 10.1 - BNCCORP, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated May 17, 2002).

          Part II, Exhibit 99 - Subsequent Review of the Company's Form 10-Q for the Period Ended March 31, 2002.

(b)   Reports on Form 8-K

          The Company filed a Form 8-K on April 5, 2002, reporting,  under "Item
          4. Changes in the Registrant's Certifying Accountant," the resignation of Arthur Andersen LLP as the Company's independent auditors.

          The Company filed a Form 8-K on May 1, 2002, reporting, under "Item 2. Acquisition or Disposition of Assets," the acquisition of Milne Scali.

          The Company filed a Form 8-K on May 28, 2002,  reporting,  under "Item
          4. Changes in the Registrant's Certifying Accountant," the appointment of KPMG, LLP as the Company's independent auditors.

          The Company filed a Form 8-K/A on June 28, 2002, reporting, under "Item 7. Financial Statements and Exhibits," the financial statements of Milne Scali, along with pro forma financial statements for BNCCORP, Inc. and Subsidiaries.

          The Company filed a Form 8-K/A on July 17, 2002, reporting, under "Item 7. Financial Statements and Exhibits," amendments to the pro forma financial statements for BNCCORP, Inc. and Subsidiaries originally filed in the Form 8-K/A filed on June 28, 2002.



                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BNCCORP, Inc.




Date: August 13, 2002              By     /s/ Gregory K. Cleveland
                                   ---------------------------------------------
                                          Gregory K. Cleveland
                                          President
                                          Chief Executive Officer



                                   By     /s/ Brenda L. Rebel
                                   ---------------------------------------------
                                          Brenda L. Rebel
                                          Treasurer
                                          Chief Financial Officer