Form 10-Q
period 2002-09-30
BNCCORP INC
filed 2002-11-12
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                     ------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           Commission File No. 0-26290


                                  BNCCORP, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                           45-0402816
  (State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)


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



     The number of shares of the registrant's outstanding common stock on October 31, 2002 was 2,697,929.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                              September 30,      December 31,
                 ASSETS                           2002              2001
                                              --------------    --------------
                                               (unaudited)
CASH AND DUE FROM BANKS......................  $    14,060       $   16,346
INTEREST-BEARING DEPOSITS WITH BANKS.........          148              126
FEDERAL FUNDS SOLD...........................           --            7,500
                                              --------------    --------------
     Cash and cash equivalents...............       14,208           23,972
INVESTMENT SECURITIES AVAILABLE FOR
  SALE.......................................      217,619          211,801
FEDERAL RESERVE AND FEDERAL HOME LOAN
  BANK STOCK.................................        6,216            7,380
LOANS AND LEASES, net of unearned income.....      317,099          297,924
ALLOWANCE FOR CREDIT LOSSES..................      (4,939)          (4,325)
                                              --------------    --------------
     Net loans and leases....................      312,160          293,599
PREMISES, LEASEHOLD IMPROVEMENTS AND
     EQUIPMENT, net..........................       11,215            9,180
INTEREST RECEIVABLE..........................        3,051            3,008
OTHER ASSETS.................................        4,185            4,856
GOODWILL.....................................       13,950              437
OTHER INTANGIBLE ASSETS, net.................        9,140            1,734
ASSETS OF DISCONTINUED FARGO OPERATION.......           --           29,090
                                              --------------    --------------
                                               $   591,744       $  585,057
                                              ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing....................   $    40,449       $   30,521
     Interest-bearing -
         Savings, NOW and money market......       186,708          160,721
         Time deposits $100,000 and over....        66,844           78,969
         Other time deposits................       104,408          105,066
                                              --------------    --------------
     Total deposits.........................       398,409          375,277
SHORT-TERM BORROWINGS.......................        15,390              760
FHLB BORROWINGS.............................        97,200          117,200
LONG-TERM BORROWINGS........................         8,573               13
OTHER LIABILITIES...........................        13,336            6,192
LIABILITIES OF DISCONTINUED FARGO
  OPERATION.................................            --           32,692
                                              --------------    --------------
              Total liabilities.............       532,908          532,134

GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S SUBORDINATED DEBENTURES......        22,080           22,244
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
       2,000,000 shares authorized;
       150 shares issued and outstanding
       as of September 30, 2002 ............           --               --

     Capital surplus preferred stock........         1,500              --
     Common stock, $.01 par value -
       10,000,000 shares authorized;
       2,697,929 and 2,399,170 shares
       issued and outstanding (excluding
       42,880 shares held in treasury)......           27                24
     Capital surplus - common stock.........        16,594           14,084
     Retained earnings......................        16,631           15,435
     Treasury stock (42,880 shares).........          (513)            (513)
       Accumulated other comprehensive
        income, net of income taxes.........         2,517            1,649
                                              --------------    --------------
              Total stockholders' equity....        36,756           30,679
                                              --------------    --------------
                                               $   591,744       $  585,057
                                              ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                 BNCCORP, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations
                              (In thousands, except per share data)

                                              For the Three Months           For the Nine Months
                                              Ended September 30,            Ended September 30,
                                          -----------------------------  -----------------------------
                                              2002            2001           2002           2001
                                          -------------   -------------  -------------  --------------
                                                   (unaudited)                    (unaudited)
INTEREST INCOME:
  Interest and fees on loans.............     $  5,433        $  6,079       $ 15,206        $ 18,276
  Interest and dividends on
   investment securities -
     Taxable.............................        2,668           2,532          7,707           9,659
     Tax-exempt..........................          250             197            689             626
     Dividends...........................           54              71            164             294
  Other..................................           26               8             71              31
                                          -------------   -------------  -------------  --------------
              Total interest income......        8,431           8,887         23,837          28,886
                                          -------------   -------------  -------------  --------------
INTEREST EXPENSE:
  Deposits...............................        2,599           3,552          7,927          11,253
  Short-term borrowings..................           23              77             75             388
  FHLB borrowings........................        1,616           2,203          4,793           5,916
  Long-term borrowings...................          109             195            201             776
                                          -------------   -------------  -------------  --------------
              Total interest expense.....        4,347           6,027         12,996          18,333
                                          -------------   -------------  -------------  --------------
              Net interest income........        4,084           2,860         10,841          10,553
PROVISION FOR CREDIT LOSSES..............          400             500            802           1,450
                                          -------------   -------------  -------------  --------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES......................        3,684           2,360         10,039           9,103
                                          -------------   -------------  -------------  --------------
NONINTEREST INCOME:
  Insurance commissions..................        3,044             468          5,928           1,421
  Net gain on sales of securities........          819              49          1,615           1,376
  Fees on loans..........................          521             478          1,532           1,057
  Brokerage income.......................          239             359            963           1,068
  Service charges........................          203             153            543             478
  Trust and financial services...........          172             184            603             712
  Rental income..........................           23              22             67              32
  Other..................................          102             114            336             347
                                          -------------   -------------  -------------  --------------
              Total noninterest income...        5,123           1,827         11,587           6,491
                                          -------------   -------------  -------------  --------------
NONINTEREST EXPENSE:
  Salaries and employee benefits.........        4,085           2,589         10,741           7,254
  Occupancy..............................          558             432          1,601           1,229
  Interest on subordinated debentures....          464             425          1,376             891
  Depreciation and amortization..........          339             286            973             824
  Professional services..................          329             311          1,105             945
  Office supplies, telephone and postage.          283             225            828             696
  Amortization of intangible assets......          265             121            615             365
  Marketing and promotion................          183             193            554             460
  FDIC and other assessments.............           52              48            161             145
  Other..................................          797             454          1,962           1,280
                                          -------------   -------------  -------------  --------------
              Total noninterest expense..        7,355           5,084         19,916          14,089
                                          -------------   -------------  -------------  --------------
Income (loss) from continuing operations
  before income taxes....................        1,452            (897)         1,710           1,505

Income tax provision (benefit)...........          430            (378)           494             347
                                           -------------   -------------  -------------  --------------
Income (loss) from continuing
  operations.............................        1,022            (519)         1,216           1,158



                                                    BNCCORP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations, continued
                                                 (In thousands, except per share data)

                                                                  For the Three Months            For the Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                               ----------------------------   -----------------------------
                                                                  2002            2001            2002            2001
                                                               ------------    ------------   -------------   -------------
                                                                       (unaudited)                    (unaudited)
Discontinued operation:
   Income (loss) from operation of discontinued Fargo
    branch (including net loss on sale of $49 for the
    three and nine month periods in 2002).....................     $  (98)         $  (98)         $    41       $    (335)
   Income tax provision (benefit) ............................        (29)            (41)              12             (77)
                                                               ------------    ------------   -------------   -------------
   Income (loss) on discontinued operation....................        (69)            (57)              29            (258)
                                                               ------------    ------------   -------------   -------------
Income (loss) before extraordinary item and cumulative effect
    of change in accounting principle.........................         953           (576)           1,245             900
Extraordinary item - loss on early extinguishment of debt,
    net of income taxes.......................................          --           (142)              --            (134)
Cumulative effect of change in accounting principle, net of
    income taxes..............................................          --              --              --            (113)
                                                               ----------------------------   -------------   -------------
NET INCOME (LOSS).............................................     $   953        $  (718)        $  1,245        $    653
                                                               ============----============   =============   =============

Dividends on preferred stock..................................     $  (30)        $    --         $    (49)       $     --
                                                               ------------    ------------   -------------   -------------
Income (loss) available to (attributable to) common
    stockholders..............................................     $   923        $  (718)        $  1,196        $    653
                                                               ============    ============   =============   =============

BASIC EARNINGS PER COMMON SHARE:
Basic earnings (loss) per share from continuing operations....     $  0.37        $ (0.22)        $   0.45        $   0.48
Basic earnings (loss) per share from discontinued Fargo
    branch, net of income taxes...............................      (0.03)          (0.02)            0.01           (0.10)
Extraordinary item - loss on early extinguishment of debt,
    net of income taxes.......................................          --          (0.06)              --           (0.06)
Cumulative effect of change in accounting principle, net of
    income taxes..............................................          --              --              --           (0.05)
                                                               ------------    ------------   -------------   -------------
Basic earnings (loss) per common share........................     $  0.34        $ (0.30)        $   0.46        $   0.27
                                                               ============    ============   =============   =============

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings (loss) per share from
continuing operations.........................................     $  0.37        $ (0.22)        $   0.45        $   0.48
Diluted earnings (loss) per share from discontinued Fargo
   branch, net of income taxes................................      (0.03)          (0.02)            0.01           (0.11)
Extraordinary item - loss on early extinguishment of debt,
   net of income taxes........................................          --          (0.06)              --           (0.06)
Cumulative effect of change in accounting principle, net of
   income taxes...............................................          --              --              --           (0.05)
                                                               ------------    ------------   -------------   -------------
Diluted earnings (loss) per common share......................     $  0.34        $ (0.30)        $   0.46        $   0.26
                                                               ============    ============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.


                                                 BNCCORP, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income
                                                        (In thousands)

                                                               For the Three Months               For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                           ------------------------------    -------------------------------
                                                               2002             2001             2002             2001
                                                           -------------    -------------    -------------    --------------
                                                                    (unaudited)                       (unaudited)
NET INCOME (LOSS).....................................           $  953         $  (718)          $ 1,245            $  653
OTHER COMPREHENSIVE INCOME-
   Unrealized gains on securities:
      Unrealized holding gains arising during the
         period, net of income taxes..................              737            1,175            1,946             2,089
      Less:  reclassification adjustment for
         securities gains included in net income, net
         of income taxes..............................            (541)             (33)          (1,078)             (929)
   Net loss on derivative instruments designated and
      qualifying as cash flow hedging instruments,
      net of income taxes.............................               --             (25)               --                --
                                                           -------------    -------------    -------------    --------------
OTHER COMPREHENSIVE INCOME............................              196            1,117              868             1,160
                                                           -------------    -------------    -------------    --------------
COMPREHENSIVE INCOME..................................          $ 1,149           $  399          $ 2,113          $  1,813
                                                           =============    =============    =============    ==============

       The accompanying notes are an integral part of these consolidated financial statements.


                                                    BNCCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statement of Stockholders' Equity
                                             For the Nine Months Ended September 30, 2002
                                                   (In thousands, except share data)

                                                Capital                         Capital                      Accumulated
                              Preferred Stock   Surplus         Common Stock    Surplus                         Other
                              ----------------  Preferred   ------------------   Common   Retained  Treasury  Comprehensive
                              Shares    Amount   Stock       Shares     Amount   Stock    Earnings   Stock       Income      Total
                              ------    ------  ---------   --------   -------  --------  --------  --------  ------------- -------
Balance, December 31, 2001...    --     $  --   $    --     2,442,050   $  24   $ 14,084  $15,435   $ (513)    $   1,649    $30,679

 Net income (unaudited)......    --        --        --         --         --        --     1,245       --           --       1,245

 Other comprehensive income -
   Change in unrealized
     holding gain on
     securities available
     for sale, net of
     income taxes and
     reclassification
     adjustment (unaudited)...   --        --        --         --         --        --       --        --          868         868

 Issuance of preferred
   stock (unaudited)..........   150       --      1,500        --         --        --       --        --           --       1,500

 Preferred stock
   dividends (unaudited)......   --        --        --         --         --        --       (49)      --           --        (49)

 Issuance of common
   stock (unaudited)..........   --        --        --       297,759       3      2,497      --       --           --        2,500

 Other (unaudited)............   --        --        --         1,000      --         13      --       --           --           13
                               ------   ------   ---------   ---------  ------- --------  --------  --------  ------------- -------
Balance, September 30, 2002
  (unaudited).................   150    $  --    $ 1,500     2,740,809  $  27   $ 16,594  $ 16,631   $ (513)   $  2,517     $36,756
                               ======   ======   =========   =========  ======= ========  ========  ========  ============= =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)
                                                       2002             2001
                                                   -------------   -------------
                                                            (unaudited)
OPERATING ACTIVITIES:
 Net Income......................................   $  1,245          $   653
 Adjustments to reconcile net income to net
   cash provided by operating activities -
     Provision for credit losses.................        802            1,450
     Depreciation and amortization...............      1,142            1,009
     Amortization of intangible assets...........        615              365
     Net premium amortization on
       investment securities.....................      1,850            1,523
     Proceeds from loans recovered...............         45              149
     Change in interest receivable
       and other assets, net.....................        183             (610)
     Change in dividend payable -
       trust preferred securities................       (236)              32
     Net realized gains on sales of
       investment securities.....................     (1,615)          (1,376)
     Change in other liabilities, net............        303            3,513
     Originations of loans to be sold............    (69,188)         (81,773)
     Proceeds from sale of loans.................     69,188           81,773
                                                   -------------   -------------
        Net cash provided by
         operating activities....................      4,334            6,708
                                                   -------------   -------------
INVESTING ACTIVITIES:
 Purchases of investment securities..............   (109,470)        (123,270)
 Proceeds from sales of investment
   securities....................................     70,313          118,081
 Proceeds from maturities of
   investment securities.........................     35,681           73,197
 Net increase in loans...........................    (16,025)         (68,375)
 Additions to premises, leasehold
   improvements and equipment....................     (2,579)          (1,570)
 Proceeds from sale of premises
   and equipment.................................         --               51
 Cash paid for acquisition, net
   of cash received..............................    (13,964)              --
  Sale of branch, net............................     (4,365)              --
                                                   -------------   -------------
        Net cash used in investing
          activities.............................    (40,409)          (1,886)
                                                   -------------   -------------
FINANCING ACTIVITIES:
 Net increase in demand, savings,
   NOW and money market accounts.................     44,600              124
 Net increase (decrease) in time deposits........    (23,009)          27,844
 Net decrease in short-term and FHLB
   borrowings....................................     (5,370)         (36,984)
 Repayments of long-term borrowings..............         --          (12,987)
 Proceeds from long-term borrowings..............      8,560               --
 Proceeds from trust preferred offering..........         --           14,429
 Amortization of discount on subordinated
   debentures....................................         65               31
 Proceeds from issuance of preferred stock.......      1,500               --
 Payment of preferred stock dividends............        (49)              --
 Other...........................................         14              345
                                                   -------------   -------------
        Net cash provided by (used in)
          financing activities...................     26,311           (7,198)
                                                   -------------   -------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS...............................     (9,764)          (2,376)
CASH AND CASH EQUIVALENTS,
  beginning of period............................     23,972           15,583
                                                   -------------   -------------
CASH AND CASH EQUIVALENTS,
  end of period..................................   $ 14,208        $  13,207
                                                   =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid...............................   $ 15,673        $  19,846
                                                   =============   =============
     Income taxes paid...........................    $   137          $   920
                                                   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2002


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP" or the "Company") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc., Milne Scali & Company and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from nineteen locations in North Dakota, Minnesota and Arizona, provides a broad range of banking and financial services to small and mid-size businesses and individuals.

The consolidated financial statements included herein are for BNCCORP, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.


NOTE 2 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by BNCCORP, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2002.

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


NOTE 3 - Reclassifications

Certain of the 2001  amounts  have been  reclassified  to conform  with the 2002
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity. See Note 8.

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended September 30:

                                           Net                         Earnings
                                          Income         Shares       Per Share
                                       ------------   ------------   -----------
            2002
Basic earnings per share:
Income from continuing operations...... $ 1,022,000
Less: Preferred stock dividends........     (30,000)
                                       -------------
Income from continuing operations
  available to common stockholders.....     992,000      2,697,929     $   0.37

Loss from discontinued Fargo branch,
  net of income taxes..................     (69,000)     2,697,929        (0.03)
                                       -------------                 -----------
Income attributable to common
  stockholders......................... $   923,000      2,697,929     $   0.34
                                       =============                 ===========
Effect of dilutive shares -
   Options.............................                      7,780
                                                       ------------
Diluted earnings per share:
Income from continuing operations...... $ 1,022,000
Less: Preferred stock dividends........     (30,000)
                                       -------------
Income from continuing operations
  available to common stockholders.....     992,000      2,705,709     $   0.37

Loss from discontinued Fargo branch,
  net of income taxes..................     (69,000)     2,705,709        (0.03)
                                       -------------                 -----------
Income attributable to common
  stockholders......................... $   923,000      2,705,709     $   0.34
                                       =============                 ===========

                              2001
Basic earnings per share:
Loss from continuing operations........ $  (519,000)     2,398,118     $  (0.22)
Loss from discontinued Fargo branch,
  net of income taxes..................     (57,000)     2,398,118        (0.02)
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes.........................    (142,000)     2,398,118        (0.06)
                                       -------------                 -----------
Loss attributable to common
  stockholders......................... $  (718,000)     2,398,118    $   (0.30)
                                       =============                 ===========
Effect of dilutive shares -
  Options..............................                        --
                                                       ------------
Diluted earnings per share:
Loss from continuing operations........ $  (519,000)     2,398,118    $   (0.22)
Loss from discontinued Fargo branch,
  net of income taxes..................     (57,000)     2,398,118        (0.02)
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes.........................    (142,000)     2,398,118        (0.06)
                                       -------------                 -----------
Loss attributable to common
  stockholders.........................  $ (718,000)     2,398,118    $   (0.30)
                                       =============                 ===========


The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine-month periods ended September 30:

                                           Net                       Earnings
                                          Income         Shares      Per Share
                                      -------------  ------------  -------------
                     2002

Basic earnings per share:
Income from continuing operations....  $ 1,216,000
Less: Preferred stock dividends......      (49,000)
                                      -------------
Income from continuing operations
  available to common stockholders...    1,167,000     2,581,865     $   0.45

Income from discontinued Fargo
  branch, net of income taxes........       29,000     2,581,865         0.01
                                      -------------                -------------
Income attributable to common
  stockholders.......................  $ 1,196,000     2,581,865     $   0.46
                                      =============                =============
Effect of dilutive shares -
   Options...........................                     19,441
                                                     ------------
Diluted earnings per share:
Income from continuing operations....  $ 1,216,000
Less: Preferred stock dividends......      (49,000)
                                      -------------
Income from continuing operations
  available to common stockholders...    1,167,000     2,601,306     $   0.45

Income from discontinued Fargo
  branch, net of income taxes........       29,000     2,601,306         0.01
                                      -------------                 ------------
Income attributable to common
  stockholders.......................   $ 1,196,000    2,601,306     $   0.46
                                      ==============                ============
                     2001

Basic earnings per share:
Income from continuing operations.....  $ 1,158,000    2,395,698     $   0.48
Loss from discontinued Fargo
  branch, net of income taxes.........     (258,000)   2,395,698        (0.10)
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes........................     (134,000)   2,395,698        (0.06)
Cumulative effect of change in
  accounting principle, net of
  income taxes........................     (113,000)   2,395,698        (0.05)
                                       -------------                ------------
Income available to common
  stockholders........................  $   653,000    2,395,698     $   0.27
                                       =============                ============
Effect of dilutive shares -
   Options............................                    26,801
                                                      -----------
Diluted earnings per share:
Income from continuing operations.....  $ 1,158,000     2,422,499    $   0.48
Loss from discontinued Fargo
  branch, net of income taxes.........     (258,000)    2,422,299       (0.11)
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes........................     (134,000)    2,422,499       (0.06)
Cumulative effect of change in
  accounting principle, net of
  income taxes........................     (113,000)    2,422,499       (0.05)
                                       -------------                ------------
Income available to common
  stockholders........................  $   653,000     2,422,499    $   0.26
                                       =============                ============

The following number of options, with exercise prices ranging from $7.25 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                           2002              2001
                                       -------------     -------------
       Quarter ended March 31.........    97,508           101,570
       Quarter ended June 30..........    96,145            97,177
       Quarter ended September 30.....   103,498            95,508


NOTE 5 - Segment Disclosures

BNCCORP segments its operations into three separate business activities, based on the nature of the products and services for each segment: Banking operations, insurance operations and brokerage operations.

Banking operations provide traditional banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as servicing of commercial loans for other institutions.

Insurance operations provide a full range of insurance services including commercial insurance, bonds, employee benefits, personal insurance and claims management.

Brokerage operations provide securities brokerage services to individuals and businesses. Investment options include individual equities, fixed income investments and mutual funds. The Company's brokerage operations segment does not meet the quantitative thresholds to be separately reported as an operating segment for purposes of financial statement segment disclosures.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in the Company's audited consolidated financial statements for the year ended December 31, 2001.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company's business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the quarters ended September 30 (in thousands):

                                                        2002                                       2001
                                     ------------------------------------------- ------------------------------------------
                                      Banking  Insurance  Other (a)    Totals     Banking  Insurance  Other (a)    Totals
                                     --------  ---------  ---------  ----------  --------  ---------  ---------  ----------
Net interest income..................  $ 4,160   $   13    $  (565)    $  3,608    $ 2,959   $   5    $   (524)  $   2,440
Other revenue-external
  customers..........................    2,202    3,075         344       5,621      1,036     492          437      1,965
Other revenue-from other
  segments...........................      160       --         180         340        108      --          161        269
Depreciation and amortization........      383      214           7         604        369      22           16        407
Equity in the net income (loss)
  of investees.......................       --       --       1,434       1,434         --      --        (138)      (138)
Other significant noncash items:
  Provision for credit losses........      400       --          --         400        500      --           --        500
Segment profit (loss) from
  continuing operations..............    1,738      645       (931)       1,452      (230)      52        (719)      (897)
Income tax provision (benefit).......      460      188       (218)         430      (169)       8        (217)      (378)
Loss from discontinued operation,
  net of income taxes................     (34)       --          --        (34)       (57)      --           --       (57)
Loss on sale of discontinued
  operation, net of income taxes.....     (35)       --          --        (35)         --      --           --         --
Extraordinary item - loss on
  early extinguishment of debt,
  net of income taxes................       --       --          --          --         --      --        (142)      (142)
Segment profit (loss)................    1,209      457       (713)         953      (118)      44        (644)      (718)
Segment assets, from continuing
  operations.........................  568,645   28,186       7,080     603,911    545,390   2,013       53,059    600,462
Segment assets.......................  568,645   28,186       7,080     603,911    570,623   2,013       53,059    625,695



                                                         2002                                             2001
                                    ---------------------------------------------  ---------------------------------------------
                                    Reportable          Intersegment Consolidated  Reportable          Intersegment Consolidated
                                    Segments   Other(a) Elimination      Total     Segments   Other(a)  Elimination    Total
                                    ---------- -------- ------------ ------------- ---------- -------- ------------ ------------
Net interest income................. $  4,173 $   (565)   $   476     $  4,084      $ 2,964   $  (524)   $    420   $   2,860
Other revenue-external customers....    5,277      344       (498)       5,123        1,528       437        (138)      1,827
Other revenue-from other segments...      160      180       (340)          --          108       161        (269)         --
Depreciation and amortization.......      597        7          --         604          391        16          --         407
Equity in the net income (loss)
  of investees......................       --    1,434     (1,434)          --           --      (138)        138          --
Other significant noncash items:
  Provision for credit losses.......      400       --          --         400          500        --          --         500
Segment profit (loss) from
  continuing operations.............    2,383     (931)         --       1,452         (178)     (719)         --        (897)
Income tax provision (benefit)......      648     (218)         --         430         (161)     (217)         --        (378)
Loss from discontinued operation,
  net of income taxes...............     (34)       --          --        (34)          (57)       --          --         (57)
Loss on sale of discontinued
  operation, net of income taxes....     (35)       --          --        (35)           --        --          --          --
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes......................       --       --          --          --           --      (142)         --        (142)
Segment profit (loss)...............    1,666     (713)         --         953          (74)     (644)         --        (718)
Segment assets, from continuing
  operations........................  596,831    7,080    (12,167)     591,744      547,403    53,059     (57,522)    542,940
Segment assets......................  596,831    7,080    (12,167)     591,744      572,636    53,059     (57,522)    568,173

-------------------------------------

    (a) The financial information in the "Other" column is for the bank holding company and BNC Asset Management, Inc.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the nine months ended September 30 (in thousands):

                                                       2002                                        2001
                                    -------------------------------------------  ------------------------------------------
                                     Banking  Insurance  Other (a)    Totals      Banking  Insurance  Other (a)    Totals
                                    --------  ---------  ---------  -----------  --------  ---------  ---------  ----------
Net interest income.................$ 10,949   $   22    $ (1,547)   $   9,424   $ 11,123   $   14    $ (1,414)   $  9,723
Other revenue-external
  customers.........................   5,105    6,003       1,239       12,347      3,898    1,459       1,211       6,568
Other revenue-from other
  segments..........................     519       --         493        1,012        118       --         564         682
Depreciation and amortization.......   1,147      417          24        1,588      1,046       74          69       1,189
Equity in the net income of
  investees.........................      --       --       2,409        2,409         --       --       1,857       1,857
Other significant noncash items:
  Provision for credit losses.......     802       --          --          802      1,450       --          --       1,450
Segment profit (loss) from
  continuing operations.............   3,193      831      (2,314)       1,710      3,388      146      (2,029)      1,505
Income tax provision (benefit)......   1,047      266        (819)         494      1,141      (2)        (792)        347
Income (loss) from discontinued
  operation, net of income taxes....      64       --          --           64       (258)      --          --        (258)
Loss on sale of discontinued
  operation, net of income taxes....     (35)      --          --          (35)        --       --          --          --
Extraordinary item - loss on
  early extinguishment of debt,
  net of income taxes...............      --       --          --           --         --       --        (134)       (134)
Cumulative effect of change in
  accounting  principle, net
  of income taxes...................      --       --          --           --       (113)       --         --        (113)
Segment profit (loss)...............   2,176      565     (1,496)        1,245      1,876      148      (1,371)        653
Segment assets, from continuing
  operations........................ 568,645   28,186       7,080      603,911    545,390    2,013      53,059     600,462
Segment assets...................... 568,645   28,186       7,080      603,911    570,623    2,013      53,059     625,695


                                                        2002                                            2001
                                  ----------------------------------------------  ----------------------------------------------
                                  Reportable           Intersegment Consolidated  Reportable           Intersegment Consolidated
                                  Segments   Other (a) Elimination    Total       Segments   Other (a) Elimination    Total
                                  ---------- --------- ------------ ------------  ---------- --------- -----------  ------------
Net interest income............... $ 10,971  $ (1,547)   $  1,417   $  10,841     $ 11,137   $ (1,414)   $    830    $  10,553
Other revenue-external
  customers.......................   11,108     1,239        (760)     11,587        5,357      1,211         (77)       6,491
Other revenue-from other
  segments........................      519       493      (1,012)         --          118        564        (682)          --
Depreciation and amortization.....    1,564        24          --       1,588        1,120         69          --        1,189
Equity in the net income of
  investees.......................       --     2,409      (2,409)         --           --      1,857      (1,857)          --
Other significant noncash items:
  Provision for credit losses.....      802        --          --         802        1,450         --          --        1,450
Segment profit (loss) from
  continuing operations...........    4,024    (2,314)         --       1,710        3,534     (2,029)         --        1,505
Income tax provision (benefit)....    1,313      (819)         --         494        1,139       (792)         --          347
Income (loss) from discontinued
  operation, net of income taxes..       64        --          --          64         (258)        --          --         (258)
Loss on sale of discontinued
  operation, net of income taxes..      (35)       --          --         (35)          --         --          --           --
Extraordinary item - loss on
  early extinguishment of debt,
  net of income taxes.............       --        --          --          --           --       (134)         --         (134)
Cumulative effect of change in
  accounting principle, net of
  income taxes....................       --        --          --          --         (113)        --          --         (113)
Segment profit (loss).............    2,740    (1,495)         --       1,245        2,024     (1,371)         --          653
Segment assets, from continuing
  operations......................  596,831     7,080     (12,167)    591,744      547,403     53,059     (57,522)     542,940
Segment assets....................  596,831     7,080     (12,167)    591,744      572,636     53,059     (57,522)     568,173

----------------------------------
    (a) The financial information in the "Other" column is for the bank holding company and BNC Asset Management, Inc.

NOTE 6 - Redemption/Purchases of Subordinated Notes

Between January 1 and July 31, 2001, the Company purchased $82,000 of its 8 5/8 percent subordinated notes due 2004. The notes were purchased at a discount. These transactions resulted in extraordinary gains of $8,000 (net of income taxes of $4,000). These notes were purchased using cash generated from the sale of BNC Financial Corporation, the Company's asset-based lending subsidiary that was sold on December 31, 1999 and from the issuance of trust preferred securities in July 2000.

On August 31, 2001, the Company redeemed all of the remaining notes ($12,869,000) at par plus accrued interest to the date of redemption. The redemption resulted in an extraordinary loss of $142,000 ($.06 per share), net of income taxes of $75,000. The notes were redeemed using cash generated from the issuance of trust preferred securities in July 2001.


NOTE 7 - Business Combination

On April 16, 2002, the Company acquired 100 percent of the voting equity interests of Milne Scali & Company and its related companies ("Milne Scali") for 297,759 shares of newly issued common stock (valued at $2.5 million) and $15.5 million in cash. To effect the transaction, the Company incurred $8.5 million in long-term debt. Of the total $18.0 million purchase price, $7.2 million was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $10.8 million over the fair value of net assets was recorded as goodwill. As part of the transaction, deferred tax liabilities of $2.3 million were recorded, which also increased goodwill by the same amount. The Company and Milne Scali may consider making an Internal Revenue Code Section 338(h)(10) election to step up the basis in the acquired assets. Should the Company elect the Section 338(h)(10) step up in basis of assets acquired, the amounts recorded as adjustments to goodwill and deferred tax liabilities would be subject to modification. If the Section 338(h)(10) election is made, all of the goodwill will be deductible for tax purposes. Additional consideration of up to $8.5 million is payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected in the Company's current consolidated balance sheet.

Prospectively, the goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $8.0 million will be amortized using a method that approximates the anticipated utilization of the expirations, which will cover a period of 9.8 to 12.5 years.

Milne Scali's results of operations have been included in the Company's consolidated financial statements since the date of the acquisition.

The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of Milne Scali as of the acquisition date (amounts are in thousands):

Assets -
  Cash.......................................   $  1,536
  Accounts receivable........................      1,305
  Fixed assets...............................        412
  Intangible assets, books of business.......      8,018
  Goodwill...................................     13,096
  Other......................................        104
                                              -----------
Total assets.................................   $ 24,471
                                              ===========

Liabilities -
  Notes payable..............................   $  1,421
  Insurance company payables.................      1,486
  Deferred tax liabilities...................      2,346
  Other......................................      1,218
                                              -----------
Total liabilities............................      6,471
  Stockholders' equity.......................     18,000
                                              -----------
Total liabilities and stockholders' equity...   $ 24,471
                                              ===========

The following pro forma information has been prepared assuming that the acquisition of Milne Scali had been consummated at the beginning of the respective periods. The pro form financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected on the assumed dates (amounts are in thousands):

                                       Nine Months Ended     Nine Months Ended
                                      September 30, 2002     September 30, 2001
                                     --------------------   --------------------
                                        (Unaudited)            (Unaudited)
 Net interest income................        $   10,691          $   10,025
 Noninterest income.................            14,844              13,851
 Noninterest expense................            21,243              18,897
  Income from continuing
    operations......................             1,504               1,899
  Income (loss) from
    discontinued operation..........                29                (258)
  Income before extraordinary
    item and cumulative effect
    of change in accounting
    principle.......................             1,533               1,641
 Net income.........................             1,533               1,394
                                     --------------------   --------------------
 Basic earnings per share...........         $    0.52         $      0.52
                                     --------------------   --------------------
 Diluted earnings per share.........         $    0.52         $      0.51
                                     ====================   ====================

NOTE 8 - Sale of Fargo Branch of BNC National Bank

On September 30, 2002, BNC National Bank sold its Fargo, North Dakota branch to Alerus National, NA ("Alerus") largely due to the fact that the branch did not achieve critical mass for the Company in the Fargo marketplace and the sale allows the Company to redirect assets to markets where they can be more productively and profitably employed. Pursuant to a definitive branch purchase and assumption agreement dated July 26, 2002, Alerus purchased the assets of the Fargo branch, including the bank building, furniture, fixtures and equipment totaling $6.0 million and $19.5 million of loans. Alerus also assumed $31.0 million in deposits. Prior to the application of the Company's direct costs incurred in the sale of the branch ($56,000), the transaction resulted in a net gain on sale of $7,000. These amounts are included in the line item "Income
(loss) from operation of discontinued Fargo branch (including net loss on sale of $49,000 for the three and nine month periods in 2002)" in the consolidated statement of operations. The Fargo branch's pretax profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item are the following amounts of net interest income for the Fargo branch for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, respectively: $259,000; $195,000; $973,000; and $413,000. The Fargo branch had previously been reported in the banking operations segment of the Company's segment disclosures.


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

Adjusted Earnings - SFAS 142 Transitional Disclosure:

Effective January 1, 2002, the Company discontinued all goodwill amortization. The following tables reconcile, for the periods presented, income (loss) from continuing operations, income (loss) before extraordinary items and cumulative effect of change in accounting principle, net income and earnings per share, adjusted to exclude amortization expense recognized in those periods related to goodwill (amounts are in thousands):

                                                For the three months              For the nine months
                                                 ended September 30,              ended  September 30,
                                            -----------------------------    -----------------------------
                                                2002            2001            2002             2001
                                            -------------    ------------    ------------    -------------
  Reported income (loss) from
      continuing operations................    $ 1,022         $ (519)          $1,216          $ 1,158
  Add back: goodwill amortization,
      net of income taxes..................        --              13              --                41
                                            -------------    ------------    ------------    -------------
  Adjusted income (loss) from
      continuing operations................    $ 1,022         $ (506)          $1,216          $ 1,199
                                            =============    ============    ============    =============
  Reported income (loss) before
      extraordinary item and
      cumulative effect of change
      in accounting principle..............    $  953          $ (576)          $1,245          $  900
  Add back: goodwill amortization,
      net of income taxes..................        --              13              --               41
                                            -------------    ------------    ------------    -------------
  Adjusted income (loss) before
      extraordinary item and
      cumulative effect of change
      in accounting principle..............     $ 953          $ (563)          $1,245         $   941
                                            =============    ============    ============    =============

  Reported net income (loss)...............     $ 953          $ (718)          $ 1,245        $   653
  Add back: goodwill amortization,
      net of income taxes..................        --              13              --               41
                                            -------------    ------------    ------------    -------------
  Adjusted net income (loss)...............     $ 953          $ (705)          $ 1,245        $   694
                                            =============    ============    ============    =============


  Basic earnings (loss) per common share:
   Reported net income (loss)..............     $ 0.34        $ (0.30)          $  0.46        $  0.27
       Goodwill amortization,
              net of income taxes..........        --            0.01               --            0.02
                                            -------------    ------------    ------------    -------------
  Adjusted net income (loss)...............     $ 0.34        $ (0.29)          $  0.46        $  0.29
                                            =============    ============    ============    =============

  Diluted earnings (loss) per common
    share:
    Reported net income (loss).............     $ 0.34        $ (0.30)          $  0.46        $  0.26
       Goodwill amortization,
              net of income taxes..........        --            0.01               --            0.02
                                            -------------    ------------    ------------    -------------
  Adjusted net income (loss)...............     $ 0.34        $ (0.29)          $  0.46         $ 0.28
                                            =============    ============    ============    =============

Intangible Assets:

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2002 is presented in the table below (amounts are in thousands). Amortization expense for intangible assets was $265,000 for the quarter ended September 30, 2002 and $615,000 for the nine months ended September 30, 2002.

                                               As of September 30, 2002
                                    --------------------------------------------
                                       Gross
                                      Carrying     Accumulated      Net Carrying
                                       Amount      Amortization        Amount
                                    -----------    -------------    ------------
  Intangible assets:
     Core deposit intangibles.......   $ 3,497        $ 2,497        $   1,000
     Insurance books of business
        intangibles.................     8,018            305            7,713
     Other..........................       874            447              427
                                    -----------    -------------    ------------
         Total......................  $ 12,389        $ 3,249        $   9,140
                                    ===========    =============    ============

One intangible asset included in the "other" category above has a net carrying value of $271,000 but is not being amortized because it has an indefinite life.

The following table shows the estimated future amortization expense for amortized intangible assets existing on the Company's books at September 30, 2002 (amounts are in thousands). Projections of amortization expense are based on existing asset balances as of September 30, 2002. Actual amortization expense may differ significantly depending upon changes in market conditions:

                                            Insurance
                                          Commercial and
                               Core       Personal Books
                              Deposit       of Business
                             Intangibles    Intangibles     Other      Total
                             -----------  --------------  ---------  --------
Three months ending
   December 31, 2002......... $  87             $166        $ 12      $  265
Year ended December 31,
   2003......................   350              665          48       1,063
   2004......................   350              665          48       1,063
   2005......................   233              665          48         946
   2006......................    --              665          --         665
   2007......................    --              665          --         665

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


The following table shows the change in goodwill between January 1, 2002 and September 30, 2002 (amounts are in thousands):

  Balance, January 1, 2002..........................   $     437
  Goodwill attributable to purchase acquisition.....      13,513
                                                      -------------
  Balance, September 30, 2002.......................   $  13,950
                                                      =============

NOTE 10 - Derivative Activities

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40,000,000 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20,000,000 of 4.50 percent contracts having three-year maturities and $20,000,000 of 5.50 percent contracts having five-year maturities. The total amount paid for the contracts was $1,246,000. The contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of $195,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended September 30, 2002 and 2001, the impact of marking the contracts to market was $(253,000) and $(695,000), respectively. During the nine months ended September 30, 2002 and 2001, the impact of marking the contracts to market was $(721,000) and $(652,000), respectively.

NOTE 11 - Recently Adopted Accounting Standards

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. BNCCORP adopted SFAS 144 on January 1, 2002. Under the recently adopted standard, the sale of the Fargo branch of BNC National Bank on September 30, 2002 has been presented as a discontinued operation for financial reporting purposes.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Entities with previously recognized unidentifiable intangible assets that are still amortizing them in accordance with SFAS 72 must, effective the latter of the date of the acquisition or the full adoption of SFAS 142, reclassify those intangible assets to goodwill and terminate amortization on them. BNCCORP adopted SFAS 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.


NOTE 12 - Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Assets. Total assets included in continuing operations increased $35.7 million, from approximately $556.0 million at December 31, 2001 to $591.7 million at September 30, 2002. The following table presents the Company's assets by category as of September 30, 2002 and December 31, 2001, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                   Change
                                                                                        ------------------------------
                   Assets                       September 30,        December 31,
                                                    2002                 2001                $                 %
---------------------------------------------  ----------------    -----------------    -------------     ------------
Cash and due from banks.....................        $   14,060           $   16,346        $ (2,286)          (14.0)%
Interest-bearing deposits with banks........               148                  126               22            17.5%
Federal funds sold..........................                --                7,500          (7,500)         (100.0)%  (a)
Investment securities available for sale....           217,619              211,801            5,818             2.7%  (b)
Federal Reserve and Federal Home Loan Bank
   Stock....................................             6,216                7,380          (1,164)          (15.8)%
Loans and leases, net.......................           312,160              293,599           18,561             6.3%  (c)
Premises, leasehold improvements and
   equipment, net...........................            11,215                9,180            2,035            22.2%  (d)
Interest receivable.........................             3,051                3,008               43             1.4%
Other assets................................             4,185                4,856            (671)          (13.8)%
Goodwill....................................            13,950                  437           13,513          3092.2%  (e)
Other intangible assets, net................             9,140                1,734            7,406           427.1%  (f)
                                               ----------------    -----------------    -------------     ------------
    Total assets, continuing operations.....           591,744              555,967           35,777             6.4%
Assets from discontinued Fargo operation....                --               29,090               --               --  (g)
                                               ----------------    -----------------    -------------
         Total assets.......................        $  591,744           $  585,057         $  6,687             1.1%
                                               ================    =================    =============

--------------------

(a) Federal funds can fluctuate on a day-to-day basis depending upon daily transactions and the funds management activities of the Company.

(b) At September 30, 2002, the Company increased its available for sale securities as opposed to holding excess liquidity in federal funds sold. Approximately $1.4 million of the change is due to the increase in the net unrealized gain on securities available for sale between December 31, 2001 and September 30, 2002.

(c)  Net loans increased due to loan growth primarily in the Arizona market.

(d) The increase in premises, leasehold improvements and equipment primarily reflects the purchase of a tract of land for a future bank site in Scottsdale, Arizona and the addition of the fixed assets of Milne Scali, acquired on April 16, 2002.

(e) The increase in goodwill represents the goodwill acquired in the Milne Scali acquisition.

(f) The increase in other intangible assets represents intangible assets acquired in the Milne Scali acquisition, which relate to the personal and commercial insurance lines books of business.

(g) On September 30, 2002, BNC National Bank sold its Fargo, North Dakota branch to Alerus. As part of the sale, Alerus purchased $19.5 million in loans along with accrued interest on the loans and the building, furniture and fixtures and other fixed assets associated with the Fargo branch. The assets reflected in the December 31, 2001 column are the assets associated with the Fargo branch office as of that date.

Allowance for Credit Losses. The following table sets forth information regarding changes in the Company's allowance for credit losses for the three and nine-month periods ended September 30, 2002 (amounts are in thousands):

                                       Three Months            Nine Months
                                   Ended September 30,      Ended September 30,
                                 -----------------------  ---------------------
                                     2002        2001        2002      2001
                                 ----------- -----------  --------- -----------
Balance, beginning of period..... $   4,627   $   4,548    $ 4,325    $  3,588
Provision for credit losses......       400         500        802       1,450
Loans charged off................     (102)        (407)      (233)       (490)
Loans recovered..................        14          56         45         149
                                 -----------  ----------  --------- -----------
Balance, end of period........... $   4,939    $  4,697    $ 4,939    $  4,697
                                 ===========  ==========  ========= ===========
Ending loan portfolio ........... $ 317,099    $ 317,855
                                 ===========  ==========
Allowance for credit losses
  as a percentage of ending
  loan portfolio.................      1.56%        1.48%



As of September 30, 2002 the Company's allowance for credit losses was 1.56 percent of total loans as compared to 1.45 percent at December 31, 2001 and 1.48 percent at September 30, 2001. Net charge-offs as a percentage of average loans for the three and nine month periods ended September 30, 2002 and 2001 were as follows:

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                             -----------------------    -----------------------
                               2002          2001          2002         2001
                             ---------    ----------    ---------    ----------
Ratio of net charge-offs
  to average total loans....  (0.03)%      (0.11)%        (0.06)%      (0.12)%
Ratio of net charge-offs
   to average total loans,
   annualized...............  (0.11)%      (0.44)%        (0.08)%      (0.16)%

The provisions for loan losses for the three and nine-month periods ended September 30, 2002 were lower than the provisions for the same periods in 2001. This difference can be explained by two primary factors. First, loans outstanding grew at a much faster pace in 2001 as compared to the same period in 2002. Between January 1, 2001 and September 30, 2001, net loans outstanding increased by $65.1 million compared to growth of $19.2 million through the same period in 2002. Second, during the first half of 2001, a number of credits of borrowers engaged in the construction and trucking industries began to show signs of financial deterioration. This prompted a further increase in loan loss provisions during 2001.

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

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

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

Nonperforming Assets. The following table sets forth information concerning the Company's nonperforming assets as of the dates indicated (amounts are in thousands):

                                            September 30,     December 31,
                                                2002              2001
                                          ---------------   ---------------
                                            (Unaudited)
Nonperforming loans:
    Loans 90 days or more delinquent
      and still accruing interest.........  $     194         $     983
    Nonaccrual loans......................      3,502             3,391
    Restructured loans....................         --                 5
                                          ---------------   ---------------
Total nonperforming loans.................      3,696             4,379
    Other real estate owned
      and repossessed assets............          184                70
                                          ---------------   ---------------
Total nonperforming assets................  $   3,880         $   4,449
                                          ===============   ===============
Allowance for credit losses...............  $   4,939         $   4,325
                                          ===============   ===============
Ratio of total nonperforming
  assets to total assets .................      0.66%             0.80%
Ratio of total nonperforming
  loans to total loans....................      1.17%             1.47%
Ratio of allowance for credit
  losses to total nonperforming loans.....       134%               99%

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

Loans over 90 days or more delinquent and still accruing interest decreased $789,000 between December 31, 2001 and September 30, 2002. Outside of a number of smaller transactions that either increased or decreased this category, the primary cause for the decrease was a single commercial credit relationship, with $956,000 in loans, being restructured and brought current.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings. Of the $3.5 million of loans in this category at September 30, 2002, $3.3 million relates to three commercial relationships. One of these relationships with total net outstandings of $528,000 is partially guaranteed by the Small Business Administration.

Nonaccrual loans decreased $111,000 between December 31, 2001 and September 30, 2002. There were a total of nine credits on nonaccrual status as of September 30, 2002. This increase was largely associated with placing one relationship, totaling $657,000 on nonaccrual status. Offsetting this addition to the category were numerous pay-downs and the reclassification of one credit to other real estate owned. These loans were all classified as nonaccrual loans at December 31, 2001.

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


Liabilities. Total liabilities included in continuing operations increased $33.5 million, from $499.4 million at December 31, 2001 to $532.9 million at September 30, 2002. The following table presents the Company's liabilities by category as of September 30, 2002 and December 31, 2001 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                 Change
                                                         ----------------------
                           September 30,   December 31,
         Liabilities            2002             2001          $          %
------------------------   -------------   ------------  ---------  -----------
DEPOSITS:
Noninterest-bearing.....   $   40,449       $  30,521    $  9,928      32.5% (a)
Interest-bearing
  Savings, NOW and
   money market.........      186,708         160,721      25,987      16.2% (b)
  Time deposits
   $100,000 and over....       66,844          78,969     (12,125)   (15.4)% (c)
  Other time deposits...      104,408         105,066        (658)    (0.6)%
Short-term borrowings...       15,390             760      14,630    1925.0% (d)
FHLB borrowings.........       97,200         117,200     (20,000)   (17.1)% (e)
Long-term borrowings....        8,573              13       8,560        --  (f)
Other liabilities.......       13,336           6,192       7,144     115.4% (g)
                           -------------   ------------  ---------- ---------
  Total liabilities,
    continuing
    operations..........      532,908         499,442      33,466       6.7%
Liabilities of
  discontinued Fargo
  operation.............          --           32,692         --        --  (h)
                           -------------   ------------  ----------  ---------
     Total liabilities..   $  532,908       $ 532,134     $   774       0.1%
                           =============   ============  ==========  =========

-------------------
(a) The Company's non-interest bearing deposits increased between December 31, 2001 and September 30, 2002 due to deposit growth in the Arizona and Minnesota markets.

(b) The increase in savings, NOW and money market accounts is primarily attributable to continued growth in the Company's Wealthbuilder money market deposit account in the Arizona and Minnesota markets.

(c) Time deposits $100,000 and over decreased $12.1 million partially due to an $8.7 million decrease in brokered and national market CD's between December 31, 2001 and September 30, 2002.

(d) Short-term borrowings can fluctuate daily depending upon daily transactions and the funds management activities of the Company.

(e) The Company's FHLB borrowings decreased $20.0 million because two $10.0 million advances matured in January 2002.

(f) The Company incurred $8.5 million of long-term debt at the time of the Milne Scali acquisition in April 2002.

(g) The increase in other liabilities includes $2.3 million of deferred tax liabilities recorded as part of the Milne Scali purchase transaction, other liabilities of Milne Scali including insurance company payables and $1.3 million due to Alerus pending final closing of the Fargo branch sale. The $1.3 million was paid to Alerus on October 2, 2002.

(h) On September 30, 2002, BNC National Bank sold its Fargo, North Dakota branch to Alerus. As part of the sale, Alerus purchased $31.0 million in deposits along with accrued interest on the deposits. The liabilities reflected in the December 31, 2001 column are the liabilities associated with the Fargo branch office as of that date.

Stockholders' Equity. The Company's equity capital increased $6.1 million between December 31, 2001 and September 30, 2002. This increase was primarily attributable to the issuance of $1.5 million of preferred stock, $1.2 million of earnings recorded for the nine months ended September 30, 2002, $2.5 million of common stock issued in the Milne Scali acquisition and a $868,000 increase in the net unrealized holding gain on securities available for sale.

Capital Adequacy and Expenditures. BNCCORP's management actively monitors compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance- sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and its banking subsidiary as of September 30, 2002:

                                 Tier 1          Total         Tier 1
                               Risk-Based      Risk-Based     Leverage
                                  Ratio          Ratio          Ratio
                              -------------  -------------  -------------
BNCCORP, consolidated.......      6.28%         10.23%          4.19%
BNC National Bank...........      9.93%         11.18%          6.63%

As of September 30, 2002, BNCCORP and its subsidiary bank exceeded capital adequacy requirements and the bank was considered "well capitalized" under prompt corrective action provisions.


                Comparison of Operating Results for the Three and
              Nine-Month Periods Ended September 30, 2002 and 2001

General. BNCCORP reported its largest quarterly net income since becoming a publicly traded company in 1995. The record earnings performance largely reflected net income generated by the Company's insurance business, growth in several other noninterest income areas, and an increase in net interest income.

For the third quarter ended September 30, 2002, the Company recorded net income of $953,000, or $0.34 per share on a diluted basis. This compares with a net loss of $718,000, or $0.30 per share (including an extraordinary charge of $0.06 for early extinguishment of debt), in the year-ago period. Results for the third quarter of 2002 included net income from insurance operations of $457,000, reflecting the first full quarter of operations of Milne Scali, which was acquired in April 2002. Results for all periods have been reclassified to reflect the operations of the Fargo, North Dakota branch office as discontinued, due to the sale of the office on September 30, 2002. The results reported above included a loss from discontinued Fargo operations of ($0.03) per share in the 2002 period, and ($0.02) per share in the 2001 period.

For the nine months ended September 30, 2002, BNCCORP reported net income of approximately $1.25 million, or $0.46 per common share on a diluted basis. This represented an increase of 90.7% from net income of $653,000, or $0.26 per share (which included extraordinary charges of $0.06 for early extinguishment of debt and $0.05 for cumulative effect of a change in accounting principle), for the same period of 2001. The Company's results for the nine months ended September 30, 2002 included net income from insurance operations of $565,000. The results reported above included income from discontinued Fargo operations of $0.01 per share in the 2002 period, and a loss from the discontinued operations of ($0.11) per share in the 2001 period.

The returns on average assets and average common stockholders' equity, from continuing operations, were 0.69 and 11.14 percent, respectively, for the three months ended September 30, 2002 as compared to (0.38) and (6.65) percent for the same period one year earlier. The returns on average assets and average common stockholders' equity, from continuing operations, were 0.29 and 4.70 percent, respectively, for the nine months ended September 30, 2002 as compared to 0.29 and 5.07 percent for the same period one year earlier.


Net Interest Income. Net interest income, from continuing operations, for the three-month period ended September 30, 2002 increased $1.2 million, or 42.8 percent. Net interest margin increased to 3.06 percent for the quarter ended September 30, 2002 from 2.23 percent for the same period one year earlier. Net interest income and margin for the three-month periods ended September 30, 2002 and 2001 were impacted by derivative contract-related transactions during the periods totaling $(253,000) and $(794,000), respectively. Without these derivative transactions, net interest income for these periods would have been $4.3 and $3.7 million, respectively, an 18.7 percent improvement in 2002. Net interest margin would have been 3.25 percent for the quarter ended September 30, 2002 compared to 2.86 percent for the same period in 2001.

Net interest income, from continuing operations, for the nine-month period ended September 30, 2002 increased $288,000, or 2.7 percent. Net interest margin increased to 2.82 percent for the nine months ended September 30, 2002 from 2.76 percent for the same period one year earlier. Net interest income and margin for the nine-month periods ended September 30, 2002 and 2001 were impacted by derivative contract-related transactions during the periods totaling $(721,000) and $(495,000), respectively. Without these derivative transactions, net interest income for these periods would have been $11.6 and $11.0 million, respectively, a 4.7 percent improvement in 2002. Net interest margin would have been 3.01 percent for the nine months ended September 30, 2002 compared to 2.89 percent for the same period in 2001.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and nine-month periods ended September 30, 2002 and 2001, as well as the changes between the periods presented. Significant factors contributing to the increase (decrease) in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):


                                          Three Months Ended September 30, *
                         ----------------------------------------------------------------------
                                       2002                                2001                               Change
                         ----------------------------------  ----------------------------------  ---------------------------------
                                     Interest     Average                 Interest     Average                Interest    Average
                          Average     earned     yield or     Average      earned     yield or    Average      earned      yield
                          Balance     or paid      cost       balance     or paid        cost      balance     or paid    or cost
                         ----------  ----------  ----------  ----------  ----------- ----------  ----------- ----------- ---------
    Interest-earning
        assets
Federal funds
 sold/interest
 bearing due from......  $   5,731      $   26       1.80%    $  1,143      $     8      2.78%     $  4,588    $    18     -0.98%
Investments............    211,778       2,972       5.57%     198,374        2,800      5.60%       13,404        172     -0.03%(a)
Loans..................    316,065       5,433       6.82%     313,619        6,079      7.69%        2,446       (646)    -0.87%(a)
  Allowance for
   loan losses.........     (4,596)         --                  (4,446)          --                    (150)         --
                         ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-
   earning assets......  $ 528,978       8,431       6.32%   $ 508,690        8,887      6.93%     $ 20,288       (456)    -0.61%
                         ==========  ----------              ==========  -----------             =========== -----------
  Interest-bearing
    liabilities
NOW & money
 market accounts.......  $ 178,110         796       1.77%   $ 148,929        1,138      3.03%     $ 29,181       (342)    -1.26%(b)
Savings................      4,635          10       0.86%       3,920           14      1.42%          715         (4)    -0.56%
Certificates of
 deposit under
 $100,000..............    105,918         979       3.67%     103,214        1,372      5.27%        2,704       (393)    -1.60%(c)
Certificates of
 deposit $100,000
 and over..............     72,700         814       4.44%      74,009        1,028      5.51%       (1,309)      (214)    -1.07%(d)
                         ----------  ----------              ----------  -----------             ----------- -----------
 Interest-bearing
  deposits.............    361,363       2,599       2.85%     330,072        3,552      4.27%       31,291       (953)    -1.42%
Short-term borrowings..      4,794          23       1.90%       7,797           77      3.92%       (3,003)       (54)    -2.02%(e)
FHLB borrowings........     97,200       1,616       6.60%     102,484        2,203      8.53%       (5,284)      (587)    -1.93%(e)
Long-term borrowings...      8,567         109       5.05%       8,268          195      9.36%          299        (86)    -4.31%(f)
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total borrowings......    110,561       1,748       6.27%     118,549        2,475      8.28%       (7,988)      (727)    -2.01%
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total interest-
  bearing liabilities..  $ 471,924       4,347       3.65%   $ 448,621        6,027      5.33%     $ 23,303     (1,680)    -1.68%
                         ==========  ----------              ==========      ----------          =========== -----------
 Net interest
  income/spread........               $  4,084       2.67%                 $  2,860      1.60%                $  1,224      1.07%
                                     ==========                          ===========                         ===========
 Net interest margin...                              3.06%                               2.23%                              0.83%

Notation:
Noninterest-bearing
 deposits..............  $  35,977          --               $  28,082           --                $  7,895         --
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total deposits........  $ 397,340    $  2,599       2.60%   $ 358,154     $  3,552      3.93%     $ 39,186   $   (953)    -1.33%
                         ==========  ==========              ==========  ===========             =========== ===========
Taxable equivalents:
 Total interest-
  earning assets.......  $ 528,978    $  8,560       6.42%   $ 508,690     $  9,214      7.19%     $ 20,288   $   (654)    -0.77%
                         ==========                          ==========                          ===========
 Net interest
  income/spread........         --    $  4,213       2.77%          --     $  3,187      1.86%           --   $  1,026      0.91%
 Net interest
  margin...............         --          --       3.16%          --           --      2.49%           --          --     0.67%
Notation:
 Net interest margin
  without impact of
  derivative contracts.         --          --       3.25%          --           --      2.86%           --          --     0.39%

* From continuing operations


                                           Nine Months Ended September 30, *
                         ----------------------------------------------------------------------
                                       2002                                2001                               Change
                         ----------------------------------  ----------------------------------  ---------------------------------
                                     Interest     Average                 Interest    Average                Interest    Average
                          Average     earned      yield or    Average      earned     yield or    Average     earned      yield
                          balance     or paid      cost       balance     or paid      cost       balance     or paid    or cost
                         ----------  ----------  ----------  ----------  ----------- ----------  ----------- ----------- ---------
   Interest-earning
        assets
Federal funds
 sold/interest
 bearing due from....... $   4,650     $    71       2.04%   $     946      $    31      4.38%    $  3,704    $    40     -2.34%
Investments.............   211,227       8,560       5.42%     228,136       10,579      6.20%     (16,909)    (2,019)    -0.78%(a)
Loans...................   302,332      15,206       6.72%     286,533       18,276      8.53%      15,799     (3,070)    -1.81%(a)
  Allowance for
   loan losses..........    (4,457)          --                 (4,008)           --                  (449)        --
                         ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-
   earning assets....... $ 513,752      23,837       6.20%   $ 511,607       28,886      7.55%    $  2,145     (5,049)    -1.35%
                         ==========  ----------              ==========  -----------             =========== -----------
   Interest-bearing
     liabilities
NOW & money
 market accounts........ $ 170,574       2,168       1.70%   $ 145,393        3,953      3.64%    $ 25,181     (1,785)    -1.94%(b)
Savings.................     4,310          27       0.84%       3,650           47      1.72%         660        (20)    -0.88%
Certificates of
 deposit under
 $100,000...............   105,593       3,149       3.99%      97,348        4,052      5.57%       8,245       (903)    -1.58%(c)
Certificates of
 deposit $100,000
 and over...............    76,329       2,583       4.52%      71,023        3,201      6.02%       5,306       (618)    -1.50%(d)
                         ----------  ----------              ----------  -----------             ----------- -----------
  Interest-bearing
   deposits.............   356,806       7,927       2.97%     317,414       11,253      4.74%      39,392     (3,326)    -1.77%
Short-term borrowings...     4,727          75       2.12%      10,910          388      4.75%      (6,183)      (313)    -2.63%(e)
FHLB borrowings.........    97,881       4,793       6.55%     120,856        5,916      6.54%     (22,975)    (1,123)     0.01%(e)
Long-term borrowings....     5,229         201       5.14%      11,165          776      9.29%      (5,936)      (575)    -4.15%(f)
                         ----------  ----------              ----------  -----------             ----------- -----------
  Total borrowings......   107,837       5,069       6.28%     142,931        7,080      6.62%     (35,094)    (2,011)    -0.34%
                         ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-
   bearing liabilities..  $ 464,643     12,996       3.74%   $ 460,345       18,333      5.32%    $  4,298     (5,337)    -1.58%
                         ==========  ----------              ==========  -----------             =========== -----------
  Net interest
   income/spread........             $  10,841       2.46%                $  10,553      2.23%                $   288      0.23%
                                     ==========                          ===========                         ===========
  Net interest
   margin...............                             2.82%                               2.76%                             0.06%

Notation:
Noninterest-bearing
 deposits............... $  31,904          --               $  27,333           --               $  4,571         --
                         ----------  ----------              ----------  -----------             ----------- -----------
  Total deposits........ $ 388,710   $   7,927       2.73%   $ 344,747    $  11,253      4.36%    $ 43,963   $ (3,326)    -1.63%
                         ==========  ==========              ==========  ===========             =========== ===========
Taxable equivalents:
  Total interest-
   earning assets....... $ 513,752   $  24,194       6.30%   $ 511,607    $  29,249      7.64%    $  2,145   $ (5,055)    -1.34%
                         ==========                          ==========                          ===========
  Net interest
   income/spread........        --   $  11,198       2.55%          --    $  10,916      2.32%          --   $    282      0.23%
  Net interest
   margin...............        --          --       2.91%          --           --      2.85%          --         --      0.06%

Notation:
  Net interest margin
   without impact of
   derivative contracts..       --          --       3.01%          --           --      2.89%          --          --     0.12%

* From continuing operations

-------------------

(a) Investments and Loans - During 2001 and 2002, the Company sold investment securities and used the proceeds to fund loan growth resulting in lower average balances of investment securities and higher average balances for loans. This is reflected in the comparative nine-month periods above. During the comparative three-month periods, average balances of investments increased in 2002 as the Company employed excess liquidity into its investment portfolio. The decreased yields in the investment and loan portfolios reflect the current rate environment caused by multiple Federal Reserve rate reductions during 2001. A significant amount of the average loan volume increase was generated in the Arizona market, which the Company entered in 2001.

(b) NOW and Money Market Accounts - Increased average balances of NOW and money market accounts represents additional growth in the Company's floating-rate Wealthbuilder deposit products including growth from the Arizona and Minneapolis markets. The decreased costs are reflective of the lower rate environment in 2002 compared to 2001.

(c) Certificates of Deposit Under $100,000 - The increase in average CD's under $100,000 represents growth due to CD specials the Company runs from time to time in select markets. The lower costs are representative of the lower rate environment during 2002 compared to 2001 as CD's during 2002 renewed and opened at lower rates than they did during the periods ended September 30, 2001.

(d) Certificates of Deposit $100,000 and Over - During the nine months ended September 30, 2002, average balances of brokered and national market CD's were $64.8 million as compared to $56.0 million for the same period one year earlier. The reduced costs reflect the lower interest rate environment in 2002 compared to 2001.

(e) Short-term and FHLB Borrowings - The decreased volume of short-term and FHLB borrowings resulted from increases in other funding sources including NOW and money market deposits, CD's under $100,000 and, for the nine-month period ended September 30, 2002, CD's over $100,000. Additionally, $20.0 million of FHLB advances matured in January 2002.

(f) Long-term Borrowings - In August 2001, the Company redeemed $12.9 million of its 8 5/8 percent subordinated notes due 2004. See Note 6 to the Consolidated Financial Statements. In April 2002, the Company borrowed $8.5 million as part of the transaction involving the Milne Scali acquisition. Reduced borrowing costs are reflective of the payoff of the 8 5/8 percent subordinated notes and the lower borrowing rate environment in 2002.

Provision for Credit Losses. The provision for credit losses was $400,000 for the three-month period ended September 30, 2002 as compared to $500,000 for the same period one year earlier. For the nine months ended September 30, 2002 and 2001, the provision for credit losses was $802,000 and $1,450,000, respectively. See "Comparison of Financial Condition at September 30, 2002 and December 31, 2001 - Allowance for Credit Losses" for further information on the allowance for loan losses and the related provision.

Noninterest Income. The following table presents the major categories of the Company's noninterest income for the three and nine month periods ended September 30, 2002 and 2001 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                     Three Months Ended                              Nine Months Ended
      Noninterest Income *             September 30,               Change              September 30,              Change
                                  ------------------------- --------------------- ------------------------ ---------------------
                                     2002          2001         $          %         2002         2001         $          %
                                  ------------  ----------- ---------- ---------- -----------  ----------- ---------- ----------
Insurance commissions............    $  3,044       $  468     $2,576     550.4%     $ 5,928      $ 1,421     $4,507     317.2% (a)
Net gain on sales of securities .         819           49        770      1571%       1,615        1,376        239      17.4% (b)
Fees on loans....................         521          478         43       9.0%       1,532        1,057        475      44.9% (c)
Brokerage income.................         239          359      (120)    (33.4)%         963        1,068      (105)     (9.8)% (d)
Service charges..................         203          153         50      32.7%         543          478         65      13.6%
Trust and financial services.....         172          184       (12)     (6.5)%         603          712      (109)    (15.3)% (e)
Rental income....................          23           22          1       4.5%          67           32         35     109.4%
Other............................         102          114       (12)    (10.5)%         336          347       (11)     (3.2)%
                                  ------------  ----------- ----------            -----------  ----------- ----------
   Total noninterest income......    $  5,123      $ 1,827     $3,296     180.4%     $11,587      $ 6,491     $5,096      78.5%
                                  ============  =========== ==========            ===========  =========== ==========
* From continuing operations

-----------------
(a) The increase in insurance commission revenue is attributable to the acquisition of Milne Scali.

(b) Although the Company sold $70.3 million of available for sale securities during the nine-month period ended September 30, 2002 compared with $118.1 million during the same period in the prior year, it recorded more net gains on the sales of those securities.

(c) Loan fees included in noninterest income may vary depending upon the number and structure of the loan transactions effected during the period.

(d) The reduction in brokerage revenue is primarily attributable to current market conditions.

(e) Decrease is primarily attributable to a decrease in fee income from the BNC U.S. Opportunities Fund LLC managed by BNC National Bank's Financial Services Division.

Noninterest Expense. The following table presents the major categories of the Company's noninterest expense for the three and nine-month periods ended September 30, 2002 and 2001 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                 Three Months Ended                                 Nine Months Ended
      Noninterest Expense *         September 30,               Change                September 30,              Change
                                ---------------------    --------------------    ----------------------    -------------------
                                  2002        2001          $           %          2002         2001         $           %
                                ---------    --------    ---------   --------    ---------    ---------    -------    --------
Salaries and employee
  benefits....................   $ 4,085     $ 2,589      $1,496       57.8%      $10,741      $ 7,254     $3,487       48.1%  (a)
Occupancy.....................       558         432         126       29.2%        1,601        1,229        372       30.3%  (b)
Interest on subordinated
  debentures..................       464         425          39        9.2%        1,376          891        485       54.4%  (c)
Depreciation and
  amortization................       339         286          53       18.5%          973          824        149       18.1%  (d)
Professional services.........       329         311          18        5.8%        1,105          945        160       16.9%  (e)
Office supplies,
  telephone and postage.......       283         225          58       25.8%          828          696        132       19.0%  (f)
Amortization of intangible
  assets......................       265         121         144      119.0%          615          365        250       68.5%  (g)
Marketing and promotion.......       183         193         (10)     (5.2)%          554          460         94       20.4%  (h)
FDIC and other
  assessments.................        52          48           4        8.3%          161          145         16       11.0%
Other.........................       797         454         343       75.6%        1,962        1,280        682       53.3%  (i)
                                ---------    --------    --------                ---------    ---------    -------
 Total noninterest expense....   $ 7,355     $ 5,084      $2,271       44.7%      $19,916      $14,089      $5,827       41.4%
                                =========    ========    ========                =========    =========    ========
  Efficiency ratio............     79.9%      108.4%                                88.8%        82.7%
                                =========    ========                            =========    =========
  Efficiency ratio,
   adjusted (j)...............     72.8%       85.0%                                80.1%        75.3%
                                =========    ========                            =========    =========
  * From continuing operations

-----------------------------
(a) Average full time equivalent employees from continuing operations for the three and nine-month periods ended September 30, 2002 were 278 and 248, respectively, as compared to 196 and 185, respectively, for the same periods in 2001. The increase is attributable to staff additions for the Arizona market and to the acquisition of Milne Scali, which has approximately 85 employees.

(b) Occupancy expenses have increased due to expenses associated with the Arizona locations as well as the addition of Milne Scali.

(c)  This  is  the  expense   associated  with  the  Company's  trust  preferred
     offerings, which closed in July 2000 ($7.5 million fixed at 12.045%) and July 2001 ($15.0 million adjustable quarterly).

(d) The increase in depreciation and amortization is attributable to the additions of leasehold improvements, furniture and equipment in the Arizona locations during 2001 and 2002 along with similar expenses for Milne Scali.

(e) The increase in professional services expenses for the three and nine month periods ended September 30, 2002 is attributable to increases in various items in this category, including legal fees, software support services and other consulting services.

(f) Increases in office supplies, telephone and postage-related expenses are attributable to Arizona operations as well as the addition of Milne Scali.

(g) Increases in amortization of intangible assets are largely attributable to the amortizable intangible assets acquired in the Milne Scali acquisition.

(h)  Increases  in  marketing  and  promotion   expenses  are   attributable  to
     promotional activities in various markets.

(i) Increases in other expenses are attributable to increases in various expense items in this category such as insurance expense, travel, dues and subscriptions, the addition of Milne Scali expenses and expenses associated with the winding down of the BNC Asset Management, Inc. operations in Fargo, North Dakota.

(j) Efficiency ratio adjusted for impact of derivative contracts and interest on subordinated debentures.

Income Tax Expense. The Company recorded income tax provision, from continuing operations, of $430,000 for the three months ended September 30, 2002. This is compared to a tax benefit of $378,000 for the same period in 2001.

Income tax expense, from continuing operations, for the nine months ended September 30, 2002 increased $147,000 as compared to the same period in 2001 due to the increase in pre-tax income. The estimated effective tax rates for the nine-month periods ended September 30, 2002 and 2001 were 28.9 and 23.1 percent, respectively. The increase in effective tax rate for 2002 is largely attributable to the percentage of tax-exempt income to total income, which was greater during the nine-month period ended September 30, 2001 than it was during the same period in 2002.

Earnings per Common Share. See Note 4 to the interim Consolidated Financial Statements included under Item 1 for a summary of the EPS calculation for the three and nine-month periods ended September 30, 2002 and 2001.

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

The following table sets forth, for the nine months ended September 30, 2001 and 2000, a summary of the Company's major sources and (uses) of funds. The summary information is derived from the Consolidated Statements of Cash Flows included under Item 1 (amounts are in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                     ---------------------------
      Major Sources and Uses of Funds                   2002             2001
---------------------------------------------------  ------------   ------------
  Proceeds from sales and maturities
    of investment securities......................    $ 105,994       $ 191,278
  Net increase in deposits........................       21,591          27,968
  Proceeds from trust preferred offering..........           --          14,429
  Purchases of investment securities..............     (109,470)       (123,270)
  Net increase in loans...........................      (16,025)        (68,282)
  Net decrease in short-term and FHLB
    borrowings....................................       (5,370)        (36,984)
  Net decrease in long-term borrowings............           --         (12,987)

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

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans which meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best- and worst-case scenarios for each loan.

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

Revenue Recognition. The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, federal funds sold and interest bearing due from accounts. Noninterest income is recognized when it has been realized or is realizable and has been earned. In accordance with existing accounting and industry standards, as well as guidance issued by the Securities and Exchange Commission, the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies that could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.

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

The Company's primary tool in measuring and managing interest rate risk is net interest income simulation. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their September 30, 2002 levels. Cash flow from a given planning account is reinvested back into the same planning account so as to keep the month-end balance constant. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and factors may be developed as it relates to the structure/mix of growth. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio.

It is the Company's objective to manage its exposure to interest rate risk, bearing in mind that the Company will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income.

The Company monitors the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability management committee ("ALCO") meetings. Each quarter, net interest income is simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario, however, due to the relative low rates at present, for purposes of this simulation, rates -200bp and -300bp scenarios were not run and a rates +400bp was added. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point of 4.75 percent at September 30, 2002 to 5.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.

The net interest income simulation results for the twelve-month period ending September 30, 2003 is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after factoring in the estimated impact of the $40.0 million of interest rate caps.

                                                       Net Interest Income Simulation
                                                           (amounts in thousands)

Movement in interest rates                    -100bp     Unchanged    +100bp      +200bp     +300bp    +400bp
                                              ------     ---------    ------      ------     ------    ------
Projected 12-month net
  interest income............................ $14,264     $16,152     $17,194     $17,578    $17,792   $17,778
Dollar change from rates unchanged
  scenario................................... $(1,888)         --     $ 1,042     $ 1,426    $ 1,640   $ 1,626
Percentage change from rates unchanged
  scenario...................................  (11.69)%        --        6.45%       8.83%     10.15%    10.07%
Benefit/(cost) from interest rate caps (1)... $  (145)    $   (64)    $    69     $   266    $   546   $   768
Total net interest income with caps.......... $14,119     $16,088     $17,263     $17,844    $18,338   $18,546
Dollar change from rates unchanged
   w/caps.................................... $(1,969)         --     $ 1,175     $ 1,756    $ 2,250   $ 2,458
Percentage change from rates unchanged
   w/caps....................................  (12.24)%        --        7.30%      10.91%     13.99%    15.28%
POLICY GUIDELINES (decline limited to).......     5.00%        --        5.00%      10.00%     15.00%    20.00%

--------------------------

(1) During May and June 2001, the Company purchased several interest rate caps. The total notional amount of the caps is $40 million. The reference rate on the caps is three month LIBOR and the strike prices are 4.50 percent (for $20 million of caps maturing in 2004) and 5.50 percent (for $20 million of caps maturing in 2006).

The Company's rate sensitivity position over the projected twelve-month horizon, after factoring in the impact of the interest rate caps, is asset sensitive. This position is evidenced by the projected increase of net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenario.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the twelve-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the twelve-month period.

The Company's general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/-100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. If the projected dollars of net interest income over the next twelve month period are in excess of the Board and ALCO established targets, then the above percentages decline guidelines do not apply. However, if the projected percentage declines are within the above guidelines but the projected dollars of net interest income are less than the Board and ALCO established targets, then the ALCO will consider tactics to increase the projected level of dollars of net interest income. A targeted level of net interest income is established and approved by the Board and ALCO. This target is re-evaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on the Company's assets and liabilities as of September 30, 2002 (without forward adjustments for planned growth and anticipated business activities) and does not contemplate any actions the Company might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

BNCCORP's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Section 224.13a-14(c) and 240.15d-14(c)) are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-Q. Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          10.1 Branch Purchase and Assumption Agreement by and among Alerus Financial, National Association, BNC National Bank and its parent, BNCCORP, Inc., dated as of July 26, 2002.


(b)      Reports on Form 8-K

          The Company filed a Form 8-K/A on July 17, 2002, reporting, under "Item 7. Financial Statements and Exhibits," amendments to the pro forma financial statements for BNCCORP, Inc. and Subsidiaries originally filed in the Form 8-K/A filed on June 28, 2002.

                          Certification and Signatures


The undersigned, who are the Chief Executive Officer and Chief Financial Officer of the Company, respectively, certify that this quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by such report. This certification is being furnished solely to comply with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Pub. L. No. 107-204.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BNCCORP, Inc.




Date: November 12, 2002         By   /s/ Gregory K. Cleveland
                                     -------------------------------------------
                                           Gregory K. Cleveland
                                           President
                                           Chief Executive Officer




                                By   /s/ Brenda L. Rebel
                                     -------------------------------------------
                                           Brenda L. Rebel
                                           Treasurer
                                           Chief Financial Officer

                                 CERTIFICATIONS


I, Gregory K. Cleveland, President and Chief Executive Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of BNCCORP, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 12, 2002                By    /s/ Gregory K. Cleveland
                                           -------------------------------------
                                                  Gregory K. Cleveland
                                                  President
                                                  Chief Executive Officer

I, Brenda L. Rebel, Treasurer and Chief Financial Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of BNCCORP, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 12, 2002               By     /s/ Brenda L. Rebel
                                            ------------------------------------
                                                    Brenda L. Rebel
                                                    Treasurer
                                                    Chief Financial Officer