Form 10-Q/A
period 2002-09-30
BNCCORP INC
filed 2002-11-19
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                   FORM 10-Q/A
                                     ------

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


                                       BNCCORP, Inc.




Date: November 19, 2002              By      /s/ Gregory K. Cleveland
                                         --------------------------------------
                                             Gregory K. Cleveland
                                             President
                                             Chief Executive Officer




                                     By      /s/ Brenda L. Rebel
                                          --------------------------------------
                                             Brenda L. Rebel
                                             Treasurer
                                             Chief Financial Officer