Form 10-K
period 2002-12-31
BNCCORP INC
filed 2003-03-18
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-26290

                                  BNCCORP, INC.
             (Exact name of registrant as specified in its charter)
               Delaware                                    45-0402816
    (State or other jurisdiction of              (I.R.S. Employer Identification
     incorporation or organization)                            No.)

         322 East Main Avenue                                 58501
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was $14,943,000.

     The number of shares of the Registrant's common stock outstanding on March 15, 2003 was 2,701,829.

     Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III hereof.

                                  BNCCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS
                                                                    Page

                                     PART I
Item 1.  Business.................................................    3

Item 2.  Properties...............................................   15

Item 3.  Legal Proceedings........................................   15

Item 4.  Submission of Matters to a Vote of Security Holders......   15

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters.............................   16

Item 6.  Selected Financial Data..................................   17

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................   19

Item 7A. Quantitative and Qualitative Disclosures
          about Market Risk.......................................   54

Item 8.  Financial Statements and Supplementary Data..............   58

Item 9.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure..................  108

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.......  108

Item 11. Executive Compensation...................................  108

Item 12. Security Ownership of Certain Beneficial
          Owners and Management...................................  108

Item 13. Certain Relationships and Related Transactions...........  108

Item 14. Controls and Procedures..................................  109

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.....................................  110

                                     PART I

The discussions contained in this Annual Report on Form 10-K which are not historical in nature may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, may involve risks and uncertainties. We caution readers that these forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income of BNCCORP, Inc., a Delaware corporation, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional factors that might cause such differences, see Item 1. Business "-Factors That May Affect Future Results of Operations."

We refer to "we," "our," "BNC" or the "Company" when such reference includes BNCCORP, Inc. and its consolidated subsidiaries, collectively; "BNCCORP" when referring only to BNCCORP, Inc.; "the Bank" when referring only to BNC National Bank; "Milne Scali" when referring only to Milne Scali & Company, Inc.; "BNC Insurance" when referring only to BNC Insurance, Inc.; and "BNC AMI" when referring only to BNC Asset Management, Inc.

Item 1. Business

General / Growth Strategy

BNCCORP is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. We are dedicated to providing a broad range of financial products and superior customer service to businesses and consumers within the communities we serve. BNCCORP operates 21 locations in Arizona, Minnesota and North Dakota through its subsidiary, BNC National Bank. The Company also provides a wide array of insurance, brokerage and trust and financial services through BNC National Bank's subsidiaries, Milne Scali, BNC Insurance and BNC AMI, and the Bank's trust and financial services division. The Company offers a wide variety of traditional and nontraditional financial products and services in order to meet the financial needs of its current customer base, establish new relationships in the markets it serves and expand its business opportunities.

Expansion, mergers and divestitures have played an important role in our strategy. During the three years ended December 31, 2002, we completed the following transactions: established a bank subsidiary in Arizona, merged all of our banking subsidiaries under one national bank charter, acquired Milne Scali in April 2002 and sold the Fargo, North Dakota branch of the Bank in September 2002. See Note 2 to the Consolidated Financial Statements included under Item 8 of Part II for further information related to these transactions. We will continue to emphasize internally generated growth by focusing on increasing our market share within the communities we serve. We may also seek growth opportunities through select acquisitions of financial services companies that we believe complement our businesses. We may also generate growth through de novo branching in markets such as Arizona, Minnesota, North Dakota and, possibly, other states.

At December 31, 2002, we had total assets of $602.2 million, total loans of $335.8 million and total deposits of $398.2 million.

Mission Statement

Our mission is to provide tailor-made financial solutions for our customers that will assist them in achieving their goals, while enhancing shareholder value.

Goal

Our primary goal continues to be the creation of a well-capitalized financial services organization focused on local relationship banking and providing a broad range of financial products and services that will meet the needs of our customers, both commercial and consumer.

Operating Strategy

We provide relationship-based banking and financial services to small to mid-sized businesses, business owners, professionals and consumers in our primary market areas of Arizona, Minnesota and North Dakota. Our goal is to become a one-stop financial services provider offering traditional bank products and services, insurance, brokerage, asset management, trust, tax planning and preparation, employee benefit plan design and administration and other financial-related services. The other key elements of our operating strategy are:

     o    Emphasize individualized, high-level customer service.

     o Encourage an entrepreneurial attitude among the employees who provide products and services.

     o Maintain high asset quality by implementing strong loan policies and continuously monitoring loans and the loan review process.

     o    Centralize administrative and support functions.

History / Strategic Vision

Since our formation more than 15 years ago, we have diligently pursued a sharply focused strategic vision: to provide a broad range of financial products and superior service to a well-defined customer base, primarily consisting of small to mid-sized businesses, business owners, professionals and consumers. We believe that our entrepreneurial approach to banking and the introduction of new products and services will continue to attract small and mid-sized businesses, their owners and employee base. Small businesses frequently have difficulty finding banking services that meet their specific needs and have sought banking institutions that are more relationship-oriented. By remaining committed to this strategic vision, we have built a company that is distinguished by its:

     o Diversified business base of banking, insurance and brokerage / trust / financial services;

     o Presence in multiple attractive markets: Arizona, Minnesota and North Dakota;

     o Strengthening financial performance, as investments in new businesses and markets drive earnings growth; and

     o Determined management team, with a decided focus on delivering results.

In this section of this annual report on Form 10-K, we detail these distinguishing strengths, which have not only helped customers to reach their financial goals, but also have established a solid foundation upon which to build shareholder value.

Diversified Business Base. BNCCORP today consists of three core businesses: banking, insurance and brokerage/trust/financial services. This structure allows us to offer a wide range of services that is responsive to the financial needs of our customers, while also diversifying and balancing our sources of revenue.

Banking segment. BNC National Bank operates 15 banking branch offices in three states. Known for its business banking services such as business financing and commercial mortgages, corporate cash management and merchant programs, our banking division also offers a full range of consumer lending and deposit options. The Bank is differentiated by its service culture of "high personal touch," supported by effective technology. Among the innovative services offered are online, bill pay and telephone banking operations, and products such as the "Sweep/Repo" account, the "Wealthbuilder" family of variable-rate interest checking and money market deposit products and the BNC cash back debit card.

The banking segment's loans primarily consist of commercial and industrial loans, real estate mortgage and construction loans, agricultural loans, consumer loans and lease financing. In allocating our assets among loans, investments and other earning assets, we attempt to maximize return while managing risk at acceptable levels. Our primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-sized businesses and professionals. We offer a broad range of commercial and consumer lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage and construction loans, consumer loans and equipment financing. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, size and maturity of the loans, underwriting and servicing costs, the extent of other banking relationships maintained with customers and the Bank's cost of funds. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations. For more information on our lending activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loan Portfolio" included under Item 7 of Part II.

Each of our bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 2002, we continued to increase core deposits largely through the continuing success of our Wealthbuilder interest checking and money market deposit accounts introduced during 1999. These are competitively priced floating rate accounts with rates variable at our discretion. The Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, the nature of other banking relationships with the depositor, the current interest rate environment and rates paid by competitors on similar deposits. The Bank also accepts brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when management believes such transactions are beneficial to the Bank. For more information on our deposit activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" included under Item 7 of Part II.

Our banking segment also offers services such as money orders, travelers' checks, MasterCard and Visa merchant deposit services and, in some markets, safe deposit, lockbox and messenger services.

Insurance segment. Milne Scali and BNC Insurance are independent insurance agencies representing many of the nation's leading insurance carriers. Our insurance operations were greatly expanded in 2002 through the acquisition of Milne Scali, one of the largest independent insurance agencies in the Arizona market. Today, we offer a full array of insurance brokerage services with a strong concentration in business insurance, risk management and employee benefit-related insurance. We also offer home, personal life, health, disability, automobile and other vehicle insurance, universal and mortgage life insurance, workers' compensation, excess liability coverage, farm and crop insurance and commercial trucking coverage. The insurance segment will generally have its strongest performance in the first quarter of each fiscal year as contingency payments from insurance carriers are generally paid during the first quarter.

Brokerage/trust/financial services segment. BNC AMI and the Bank's trust and financial services divisions provide customers with an extensive complement of financial services options. The trust and financial services divisions, presently  operating  primarily  out  of  Bismarck,  provide  trust,  financial, business, estate and tax planning, estate administration, agency accounts, payroll services, accounting services, employee benefit plan design and administration, individual retirement accounts ("IRAs"), individual custodial self-directed IRAs, asset management, tax preparation and the BNC Global
Balanced Collective Investment Fund, a proprietary investment vehicle for qualified retirement plans. BNC AMI, with offices in Bismarck and Minneapolis, in affiliation with Raymond James Financial Services, Inc. offers financial services alternatives such as securities trading, investment management of institutional and individual accounts, mutual funds and annuities.

With this "palette" of financial resources, a customer can turn to us to obtain business financing or a home mortgage; access the cash management, insurance, accounting and tax preparation services needed to run a successful business; create a 401(k) program for employees; or establish a trust to manage personal assets - to cite just a few examples. We employ a "relationship pricing matrix" that gives customers even more reason to take maximum advantage of our diverse services.

Revenues from external customers, measures of profit and/or loss and total assets for each of the segments listed above are presented in Note 16 to the Consolidated Financial Statements included under Item 8 of Part II.

Attractive     Markets.     We    operate    in    three    distinct    markets:
Tempe-Phoenix-Scottsdale, Arizona; Minneapolis-St. Paul, Minnesota; and Bismarck-Mandan, North Dakota and surrounding communities (Crosby, Ellendale, Garrison, Kenmare, Linton, Stanley and Watford City). While these areas have very different fundamentals, each enjoys a solid economic base and what we believe are compelling long-term growth dynamics. To ensure that we maintain a sharp focus on each market area, Chairman Tracy Scott has responsibility for managing operations in North Dakota, with President and Chief Executive Officer Greg Cleveland directly in charge of the Arizona and Minneapolis market areas.

Our Arizona market has been one of the fastest growing areas of the country in population and personal income for the past several years. The population is expected to continue increasing at a rate of more than 100,000 per year. Tourism, retirement and job creation in such industries as software and biotechnology are among the drivers of the economy, according to studies by the University of Arizona. Segments with significant operations in the Arizona market include banking and insurance.

The Twin Cities area is home to a large and growing population, with a tight labor market and robust construction. The U.S. census estimates that the area's population will rise by more than 900,000 by 2030, driving business formation and residential construction over the long term. Key growth industries currently include electronics manufacturing, healthcare, education and food processing. Banking is the primary segment operating in the Minneapolis-St. Paul area with some brokerage activities also conducted in the market.

Bismarck-Mandan is characterized by low unemployment and generally favorable economic conditions. Bismarck is not only the state capital, but also the trade and transportation hub for South Central North Dakota. The area is experiencing strong residential and commercial growth, and its diverse economic base includes energy, health care, agriculture and an expanding data processing/customer service component. The banking, insurance and brokerage/trust/financial segments are all represented in the North Dakota market.

Individually, each of our markets presents strong potential demand for our range of financial services offerings. Together, we believe they provide attractive business opportunities and balance our exposure to regional economic cycles.

As of December 31, 2002, 32 percent of our loans were to borrowers located in North Dakota, 30 percent to borrowers located in Minnesota, 26 percent to borrowers located in Arizona, 7 percent to borrowers located in South Dakota and the remainder to borrowers in various other states. Other than brokered certificates of deposit and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area.

The following table presents total deposits and net loans outstanding at each of our locations as of December 31, 2002 (in thousands):



                                         Total        Net Loans
                    Location            Deposits    Outstanding 1
        -----------------------------  -----------  -------------
        Bismarck, ND.............       $119,021      $124,885
        Crosby, ND...............         17,263           258
        Ellendale, ND............         11,117           521
        Garrison, ND.............         15,363           465
        Kenmare, ND..............         11,830           222
        Linton, ND...............         42,698         9,847
        Minneapolis, MN..........         48,650       105,436
        Phoenix, AZ..............         13,186        75,529
        Stanley, ND..............         16,306           958
        Tempe, AZ................         33,148        18,431
        Watford City, ND.........         10,973           108
        Brokered deposits........         31,386            --
        National market deposits.         27,304            --
                                       ----------    ----------
           Total ................       $398,245      $336,660
                                       ==========    ==========
------------------

1 Before allowance for credit losses, unearned income and net unamortized deferred fees and costs.

Strengthening Financial Performance. In 2002, we demonstrated the value of our financial management strategies. Efforts to diversify our sources of revenue, and in particular the decision to expand our insurance business through the Milne Scali acquisition, drove a 64 percent year-over-year increase in earnings. Our management of our investment portfolio generated unrealized gains of nearly $4.4 million. We believe that our continued attention to asset quality should help guard the loan portfolio against future economic shocks.

While we are justifiably proud of these strong results, we believe our full earnings potential should be even more evident in the coming year due to several factors. First, our financial performance in 2003 will reflect a full year contribution from Milne Scali, which was part of the Company for only two full quarters of 2002. Second, we should benefit from our efforts to improve both the cost structure and productivity of BNC AMI.

Determined Management Team. Our financial and operational accomplishments during 2002 are, in large measure, a reflection of our determination to enhance shareholder value. The determination to invest in the future led to a thriving and highly profitable insurance agency business and the creation of a growing presence in the Arizona market. A determination to make tough decisions, such as divesting the Fargo branch of the Bank and maintaining a tight grasp on operating costs, should lead to greater efficiency and profitability. And, a determined focus on achieving excellence in business - through superior service, a consistent vision and prudent financial management - should continue to yield positive results in the years to come.


Regional Community Banking Philosophy

In order to meet the demands of the increasingly competitive banking and financial services industries, we employ a regional community banking philosophy. This philosophy is based on our belief that banking and financial services clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients' financial needs and the flexibility to deliver customized solutions through our menu of products and services. With this philosophy we are better able to build successful and broadly based client relationships. The primary focus for our relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve so that they are able to capitalize on their efforts through expanded business opportunities. While client service decisions and day-to-day operations are maintained at each location, our broad base of financial services offers the advantage of affiliation with service providers who can provide extended products and services to our clients. Additionally, BNCCORP and the Bank provide centralized administrative functions, including credit and other policy development and review, internal audit and compliance services, investment management, data processing, accounting, loan servicing and other specialized support functions.

Distribution methods

We offer our banking and financial products and services through our network of offices and other traditional industry distribution methods. Additionally, we offer 24-hour telephone banking services through BNC Bankline. We also provide Internet banking and bill-pay services through our Internet banking site at www.bncbank.com. This system allows customers to process account transactions, transfer funds, initiate wire transfers, automated clearing house transactions and stop payments and obtain account history and other information. Messenger services in select markets are also of great convenience to our customers.

Risk Management

The uncertainty of whether unforeseen events will have an adverse impact on our capital or earnings is an inevitable component of the business of banking. To address the risks inherent in our business we identify, measure, control and monitor them. Our management team is responsible for determining our desired risk profile, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and risk appetite and making capital management decisions. We address each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in our business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic and reputation risk. In each identified risk area, we measure the level of risk to the Company based on the business we conduct and develop plans to bring risks within acceptable tolerances. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loan Portfolio and-Liquidity, Market and Credit Risk" included under Item 7 of Part II and "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II for further discussion of credit, liquidity and interest rate risk.

Competition

The deregulation of the banking industry and the availability of nationwide interstate banking have increased the level of competition in our already intensely competitive market areas. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and the pace of consolidation among financial services providers. The Bank and its subsidiaries compete for deposits, loans, insurance and brokerage, trust and financial services as well as customers with numerous providers of similar products and services. Principal competitors include multi-regional financial institutions as well as large and small thrifts, independent banks, credit unions, many national and regional brokerage companies, mortgage companies, insurance companies, finance companies, money market funds and other non-bank financial service providers. Some of these competitors are much larger in total assets and capitalizations, including the availability of larger legal lending limits, have greater access to capital markets and offer a broader range of financial services than BNC. In addition, some of the non-bank financial institutions that compete with us are not subject to the extensive federal regulations that govern our operations.

In order to compete with other financial services providers, the Bank and its subsidiaries principally rely on local promotional activities, personal relationships established by officers, directors and employees with their customers, specialized services tailored to meet the needs of the communities served and cross-selling efforts among the various segments within our organization. We believe that many of our competitors have emphasized retail banking and financial services for large companies, leaving the small and mid-sized business market underserved. This has allowed us to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and our future profitability will depend on our ability to continue to compete successfully in our market areas.

Supervision and Regulation, Economic Conditions and Monetary Policy

General. BNCCORP and the Bank are extensively regulated under federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors and the federal deposit insurance funds, not investors in the securities of BNCCORP. From time to time, legislation, as well as regulations, is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies.

The following information briefly summarizes certain material laws and regulations affecting BNCCORP and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and future prospects. We are unable to predict the nature or extent of the effects that new or revised federal or state legislation may have on our business and earnings in the future.

Primary Regulators. BNCCORP is a bank holding company registered under the BHCA, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). BNCCORP is required to file periodic reports with the Federal Reserve and such other reports as the Federal Reserve may require pursuant to the BHCA. The Bank is a national banking association and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Since the Federal Deposit Insurance Corporation ("FDIC") insures the deposits of the Bank, the Bank is also subject to regulation and supervision by the FDIC. Additionally, the Bank is a member of the Federal Reserve System.

If, as a result of an examination by federal regulatory agencies, an agency should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a bank or bank holding company's operations are unsatisfactory or that the bank or bank holding company or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the bank's deposit insurance and/or revoke the bank's charter or the bank holding company's registration.

Acquisitions and Permissible Activities. As a registered bank holding company, BNCCORP is restricted in its acquisitions, certain of which are subject to approval by the Federal Reserve. A bank holding company may not acquire, or may be required to give certain notice regarding acquisitions of, companies considered to engage in activities other than those determined by the Federal Reserve to be closely related to banking or managing banks.

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Bank to BNCCORP which is defined as an "affiliate" of the Bank under the Act. Section 23B of the Act places standards of fairness and reasonableness on other of the Bank's transactions with its affiliates. The Federal Reserve recently issued Regulation W to implement Sections 23A and 23B of the Act and codify many previously issued Federal Reserve interpretations of those sections.

Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Restrictions on Loans to One Borrower. Under federal law, permissible loans to one borrower by banks are generally limited to 15 percent of the bank's unimpaired capital, surplus, undivided profits and credit loss reserves. The Bank seeks participations to accommodate borrowers whose financing needs exceed its lending limits or internally established credit concentration limits.

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

Interstate Banking and Branching. The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nation-wide and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Capital Adequacy. The capital adequacy of BNCCORP and the Bank is monitored by the federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Bank to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of the Bank, should the Bank become "undercapitalized" under capital guidelines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources and Expenditures" included under Item 7 of Part II and Note 18 to the Consolidated Financial Statements included under Item 8 of
Part II for further discussion regarding the capital status of BNCCORP and the Bank.

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. At December 31, 2002, the Bank exceeded the required ratios for classification as well capitalized.

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in conducting their business or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

Safety and  Soundness  Standards.  The Federal  banking  agencies  have  adopted guidelines designed to assist the agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits. Additionally, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: conduct periodic asset quality reviews to identify problem assets; estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; compare problem asset totals to capital; take appropriate corrective action to resolve problem assets; consider the size and potential risks of material asset concentrations; and provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Dividend Restrictions. Dividends from bank subsidiaries often constitute a principal source of income to a bank holding company. Federal rules limit a bank's ability to pay dividends to its parent bank holding company in excess of amounts generally equal to the bank's net profits from the current year plus retained net profits for the preceding two years or if the payment would result in the bank being considered "undercapitalized" under regulatory capital guidelines. Bank regulatory agencies also have authority to prohibit a bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. At December 31, 2002 approximately $9.4 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income areas. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The Federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities of the Bank. A Bank's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on its lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." As a result of its most recent CRA assessment, the Bank was rated satisfactory under this rating system.

Deposit Insurance. Through the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"), the FDIC insures the deposits of the
Bank up to prescribed limits for each depositor. FDIC-insured depository institutions that are members of the BIF and SAIF pay insurance premiums at rates based on their assessment risk classification, which is determined in part based on the institution's capital ratios and in part on factors that the FDIC deems relevant to determine the risk of loss to the insurance funds. Assessment rates currently range from zero to 27 cents per $100 of deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. The FDIC may terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on our earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $.0084 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

Support of Banks. Bank holding companies are also subject to the "source of strength doctrine" which requires such holding companies to serve as a source of "financial and managerial" strength for their subsidiary banks and to conduct its operations in a safe and sound manner. Additionally, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

Registration with the Securities and Exchange Commission. BNCCORP's securities are registered with the Securities and Exchange Commission ("SEC") under the
Exchange Act. As such, BNCCORP is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

Conservator and Receivership Powers. Federal banking regulators have broad authority to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. If the Bank were placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, BNCCORP, as the sole stockholder of the Bank, would likely lose its investment in the Bank.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act signed into law on November 12, 1999 (the "Financial Modernization Act") has expanded the powers of banks and bank holding companies to sell any financial product or service, closed the unitary thrift loophole, reformed the Federal Home Loan Bank ("FHLB") System to increase community banks' access to loan funding, protected banks from discriminatory state insurance regulation and established a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The Financial Modernization Act also included new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties. We have been reviewing implementing regulations and other guidance issued by bank regulatory agencies in response to the Financial Modernization Act and establishing policies, procedures and programs required or recommended by such regulations and guidelines.

USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act of 2001 (the "Patriot Act") is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations including: due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons; standards for verifying customer identification at the time of account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and; filing of suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations. The impact on bank operations from the Patriot Act will ultimately depend on the types of customers served by the bank and the form that issued and pending regulations ultimately take.

Changing Regulatory Structure. The Federal Reserve, OCC and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. The agencies' authority has been expanded by federal legislation in recent years. In addition, state banking authorities possess significant authority to address violations of their state's banking laws by banks operating in their respective states by enforcement and other supervisory actions.

As indicated above, the laws and regulations affecting banks and bank holding companies are numerous and have changed significantly in recent years. There is reason to expect that changes will continue in the future, although it is difficult to predict the outcome of these changes or the impact such changes will have on us.

Economic Conditions and Monetary Policy. Profitability in our banking segment, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to clients and securities held in the investment portfolio, comprise the major portion of the banking segment's earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which other changes in economic conditions might have on us cannot be predicted.

The monetary and fiscal policies of the Federal government and the policies of the regulatory agencies, particularly the Federal Reserve, influence our business. The Federal Reserve implements national monetary policies with objectives such as curbing inflation and combating recession through its open-market operations in the U.S. government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot fully predict the nature and impact on BNC of any future changes in monetary and fiscal policies.

Employees

At December 31, 2002, we had 285 employees, including 270 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory. Approximate employees by segment were as follows as of December 31, 2002: banking, 161; insurance, 110; and brokerage/trust/financial, 14.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

Failure to Successfully Execute our Growth, Operating and Cross-Selling Strategies. Our financial performance and profitability depends on our ability to execute our corporate growth, operating and cross-selling strategies. Future acquisitions and continued growth can present operating and other issues that could have an adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our banking and financial services philosophies, including our efforts to cross-sell our various products and services, which were described earlier. Therefore, there can be no assurance that we will be able to execute our growth and operating strategies or maintain any particular level of profitability.

Regional Presences, Related Economic Conditions and Credit Concentrations. Although our operations are presently somewhat geographically disbursed, our focus in the Arizona, Minnesota and North Dakota regions could adversely affect our results of operations if economic and business conditions in any of these regions were to exhibit weaknesses. A prolonged decline in economic or business conditions in our market areas, in particular in those industries in which we have credit concentrations, could have a material impact on the quality of our loan portfolio or the demand for our other products and services, which in turn may have a material adverse effect on our results of operations. A continued weakening in the national economy might further exacerbate local or regional economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

Changes in Market Interest Rates. Changing interest rates impact our earnings. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and investment securities, rates paid on deposits and borrowings and the value of our derivative contracts and their associated impact on earnings. The relationship between the rates received on loans and investment securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-earning assets, interest-bearing liabilities and derivative contracts, our interest rate spread could be expected to increase during periods of rising interest rates and to decline during periods of falling interest rates. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Government Regulation. The financial services industry is extensively regulated. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Additionally, these regulations are constantly evolving and may change significantly over time. Significant new laws, such as those issued in recent years, or changes in or repeal of existing laws may cause our results to differ materially. Further, Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects interest rate and credit conditions, which are material considerations for us.

Competition. The banking and financial services business is highly competitive. We face competition in making loans, attracting deposits and providing insurance, brokerage, trust and other financial services. Increased competition in the banking and financial services businesses may reduce our market share, impair our growth or cause the prices we charge for our services to decline. Our results of operations may differ in future periods depending upon the level and nature of competition we encounter in our various market areas.

Failure to Perform on Behalf of Borrowers, Guarantors and Related Parties. We encounter significant sources of risk from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans, commitments or letters of credit. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and methodological review and analysis of the allowance for credit losses. We believe these processes and procedures are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations. Additionally, as noted earlier, the performance of borrowers, guarantors and related parties can be negatively impacted by prevailing economic conditions over which we have no control. Such negative impacts on these parties could also materially adversely affect our results of operations.


Item 2. Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The Bank owns the building. The principal office of the Bank is located at 660 South Mill Avenue, Tempe, Arizona. The Bank also owns branch offices at 219 South 3rd Street and 807 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. It also owns its banking facilities in Crosby, Ellendale, Kenmare, Linton and Stanley, North Dakota. The Bank is presently constructing an office building at 17045 North Scottsdale Road, Scottsdale, Arizona.

The Bank's facilities at 502 West Main Street (Mandan), Garrison and Watford City, North Dakota are leased. The facilities occupied by the Bank and BNC AMI at 333 South Seventh Street, Minneapolis, Minnesota, and the Bank's facilities at 640 and 660 South Mill Avenue, Tempe, Arizona, along with 2725 East Camelback Road, Phoenix, Arizona are also leased.

Milne Scali occupies three locations in Arizona: 1750 East Glendale Avenue, Phoenix, 4515 S. McClintock, Tempe, and 2400 East Highway 89A, Cottonwood. All of these facilities are presently leased. See Notes 22 and 27 to the Consolidated Financial Statements included under Item 8 of Part II for information related to the pending purchase of the building at 1750 East Glendale Avenue in Phoenix, a related party transaction.

We believe that all owned and leased properties are well maintained and considered in good operating condition. They, along with the property being constructed in Scottsdale, are believed adequate for the Company's present and foreseeable future operations; however, future expansion could result in the leasing or construction of additional properties. We do not anticipate any difficulty in renewing our leases or leasing additional suitable space upon expiration of present lease terms. See Note 27 to the Consolidated Financial Statements included under Item 8 of Part II for additional information concerning our present lease commitments.


Item 3. Legal Proceedings

From time to time, we may be a party to legal proceedings arising out of our lending, deposit operations or other activities. We engage in foreclosure proceedings and other collection actions as part of our loan collection activities. From time to time, borrowers may also bring actions against us, in some cases claiming damages. Some financial services companies have been subjected to significant exposure in connection with litigation, including class action litigation and punitive damage claims. While we are not aware of any actions or allegations that should reasonably give rise to any material adverse effect, it is possible that we could be subjected to such a claim in an amount that could be material. Based upon a review with our legal counsel, we believe that the ultimate disposition of pending litigation will not have a material effect on our financial condition, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

BNCCORP's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq Stock Market under the symbol "BNCC."

The following table lists the high and low sales prices of our Common Stock for the periods indicated as reported by the Nasdaq Stock Market. The quotes reflect the high and low closing sales prices for our Common Stock as reported by Nasdaq.

                            2002              2001
                     -----------------  ------------------
  Period              High      Low      High       Low
                     -------   -------  --------   -------
First Quarter......   $8.90     $7.28     $8.56     $5.94
Second Quarter.....    8.60      7.47      9.50      7.00
Third Quarter......    7.75      5.49      9.41      7.51
Fourth Quarter.....    8.03      5.25      8.45      7.28

On March 14, 2003, there were 117 record holders of the Company's Common Stock.

BNCCORP's policy is to retain its earnings to support the growth of its business. Our board of directors has never declared cash dividends on our Common Stock and does not plan to do so in the foreseeable future. In making the determination to pay dividends, we will consider all relevant factors including, among other things, our capital position and current tax law as it relates to the treatment of dividends. The ability of BNCCORP to pay cash dividends largely depends on the amount of cash dividends paid to it by the Bank. Capital distributions, including dividends, by the Bank are subject to federal regulatory restrictions tied to the bank's earnings and capital. Approval of the OCC, the Bank's principal regulator, would be required for the Bank to pay dividends in excess of the Bank's net profits from the current year plus retained net profits for the preceding two years. See "Supervision and Regulation-Dividend Restrictions" included under Item 1 of Part I.

Equity-Based Compensation Plans. The following table summarizes information relative to our equity-based compensation plans as of December 31, 2002:

                               (a)                   (b)                 (c)
                        ------------------   -----------------  -----------------------
                        Number of securities                     Number of securities
                         to be issued upon    Weighted-average   remaining available
                            exercise of        exercise price    for future issuance
                            outstanding        of outstanding       under equity
                              options,             options,       compensation plans
                           warrants and         warrants and    (excluding securities
    Plan Category             rights               rights       reflected in column (a))
----------------------  ------------------   -----------------  -----------------------
Equity compensation
plans approved by
security holders              173,935              $10.48               169,717 (1)
----------------------  ------------------   -----------------  -----------------------
Equity compensation
plans not approved
by security holders             N/A                 N/A                   N/A

----------------------

(1) Shares may be issued under our 1995 and 2002 stock incentive plans as restricted stock or stock based awards (which awards are based in whole or in part on the value of our common stock).


Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the historical audited consolidated financial statements of the Company. The Consolidated
Balance Sheets as of December 31, 2002, 2001 and 2000, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2002 were audited by KPMG LLP, independent public accountants. The Consolidated Balance Sheets as of December 31, 1999 and 1998 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the two years in the period ended December 31, 1999 were audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The financial data below should be read in conjunction with and are qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.

                           Selected Financial Data (1)
                                                                For the Years Ended December 31,
                                                ---------------------------------------------------------------
                                                     2002       2001         2000          1999         1998
                                                ----------   ----------   ----------   ----------   -----------
                                                (dollars in thousands, except share and per share data)
Income Statement Data:
Total interest income.......................... $   31,818   $   37,586   $   40,658   $   28,535   $   27,801
Total interest expense.........................     16,907       22,656       27,280       16,438       15,152
                                                ----------   ----------   ----------   ----------   ----------
Net interest income............................     14,911       14,930       13,378       12,097       12,649
Provision for credit losses....................      1,202        1,699        1,202        1,138        1,201
Noninterest income.............................     16,296        8,714        7,683        6,028        4,843
Noninterest expense............................     27,158       19,559       16,220       17,435       13,342
Income tax provision (benefit).................        822          691        1,183         (193)       1,017
                                                ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations....... $    2,025   $    1,695   $    2,456   $     (255)  $    1,932
                                                ==========   ==========   ==========   ==========   ==========
Balance Sheet Data: (at end of period)
Total assets................................... $  602,228   $  555,967   $  547,447   $  445,232   $  372,227
Federal Reserve Bank and Federal
 Home Loan Bank stock..........................      7,071        7,380        9,619        5,643        3,512
Loans, net of unearned income..................    335,794      297,924      252,753      254,009      247,181
Allowance for credit losses....................     (5,006)      (4,325)      (3,588)      (2,872)      (2,854)
Total deposits.................................    398,245      375,277      330,894      316,772      284,499
Short-term borrowings..........................     28,120          760       33,228        2,200        7,790
Federal Home Loan Bank advances................     97,200      117,200      117,200       86,500       41,500
Long-term borrowings...........................      8,561           13       12,642       14,470        9,195
Guaranteed preferred beneficial interests
 in Company's subordinated debentures..........     22,326       22,244        7,606           --           --
Common stockholders' equity....................     36,223       30,679       29,457       23,149       25,255
Book value per common share outstanding........ $    13.41   $    12.79   $    12.30   $     9.65   $    10.57
Earnings Performance/Share Data(1):
Return on average total assets.................      0.36%        0.31%        0.47%      (0.07)%        0.55%
Return on average common stockholders' equity..      5.77%        5.51%       10.02%      (1.22)%        8.71%
Net interest margin............................      2.87%        2.90%        2.73%        3.38%        3.88%
Net interest spread............................      2.50%        2.40%        2.40%        3.07%        3.43%
Basic earnings (loss) per common share (1)..... $     0.74   $     0.71   $     1.02   $    (0.11)  $     0.81
Diluted earnings (loss) per common share (1)... $     0.74   $     0.70   $     1.02   $    (0.11)  $     0.77
Cash dividends per common share................         --           --           --           --           --
Cash dividends per preferred share............. $   526.67           --           --           --           --
Total cash dividends - preferred stock......... $       79           --           --           --           --
Average common shares outstanding..............  2,611,629    2,395,353    2,397,356    2,406,618    2,397,340
Average common and common equivalent shares....  2,628,798    2,421,113    2,398,553    2,407,018    2,503,535
Shares outstanding at yearend..................  2,700,929    2,399,170    2,395,030    2,399,980    2,390,184
Balance Sheet and Other Key Ratios (1):
Nonperforming assets to total assets...........      1.27%        0.80%        0.12%        0.64%        1.21%
Nonperforming loans to total loans.............      2.27%        1.47%        0.23%        0.65%        0.97%
Net loan charge-offs to average loans..........    (0.17)%      (0.33)%      (0.20)%      (0.46)%      (0.54)%
Allowance for credit losses to total loans.....      1.49%        1.45%        1.42%        1.13%        1.15%
Allowance for credit losses to nonperforming
 loans.........................................        66%          99%         619%         173%         119%
Average common stockholders' equity to average
 total assets..................................      5.93%        5.64%        4.71%        5.48%        6.33%
-------------------------

(1) From continuing operations for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table summarizes income from continuing operations, net income and basic and diluted earnings per share for the twelve months ended December 31 (amounts in thousands):

                                          2002          2001         2000
                                      ------------  -----------  ------------
Income from continuing operations...    $   2,025    $   1,695    $    2,456
Net income..........................        2,039        1,245         2,297
Basic earnings per common share.....         0.75         0.52          0.96
Diluted earnings per common share...         0.75         0.51          0.96

2002 vs. 2001. Strategic initiatives we pursued in recent years, including diversifying our sources of business, focusing on what we believe are attractive and growing core markets and managing for long-term shareholder value generated favorable results in 2002, particularly in the third and fourth quarters.

Net income for 2002 rose 64 percent, to $2.04 million, or $0.75 per common share on a diluted basis, compared with $1.25 million, or $0.51 per share for 2001. Our growth in earnings was primarily due to net income from insurance operations of $1.03 million, reflecting the acquisition of Milne Scali in April 2002. The results included income from discontinued operations of our former Fargo, N.D. branch office of $0.01 per share in 2002, and a loss of $0.08 per share from such operations in 2001. The 2001 results also included extraordinary charges of $0.06 per share on early extinguishment of debt and $0.05 for cumulative effect of a change in accounting principle.

Net interest income remained relatively constant, at $14.9 million in both 2002 and 2001. Net interest income included mark-to-market losses on the value of derivative contracts totaling ($779,000) in 2002 and ($184,000) in 2001. These losses are subject to fluctuations based on changes in interest rates and the associated value of the derivative contracts. Excluding the impact of the mark-to-market losses, net interest income would have increased 3.8 percent year-over-year.

Demonstrating the benefits of our diverse business base, noninterest income was up 87 percent year-over-year, to $16.3 million for 2002. Noninterest income represented 52.2 percent of gross revenues this year, increasing substantially from 36.9 percent in 2001, and exceeding our internal target of 50 percent. Insurance commissions, largely produced by Milne Scali, were the largest component of noninterest income in 2002. Loan fees, gains on sales of securities and service charges also increased compared to 2001, while brokerage and trust/financial services income declined.

Noninterest expense was $27.2 million, an increase of nearly 39 percent versus 2001. This primarily reflected our expanded banking and insurance operations in Arizona and the winding down of the Fargo office of our BNC AMI subsidiary - actions that are expected to enhance profitability in the future. In any event, the rate of growth in both net income and noninterest income exceeded the rise in noninterest expense.

Total assets reached $602.2 million at December 31, 2002, up 8.3 percent from a year ago. Total loans increased by 12.7 percent, to $335.8 million at the end of 2002, while total deposits rose 6.1 percent to $398.2 million. All stated amounts reflect continuing operations. Reflecting the success of our expansion into new markets, the Arizona operations of the Bank accounted for approximately 28 percent of total loans and 12 percent of total deposits at the end of 2002.

Maintaining sound asset quality continued to be a focus for us. The provision for credit losses was $1.2 million for 2002 versus $1.7 million for the prior year. Loan charge-offs in 2002 were $657,000, or about one-half the level of 2001. The allowance for credit losses as a percentage of total loans at the end of 2002 was 1.49 percent, nearly even with 1.45 percent one year ago. The ratio of nonperforming assets to total assets was 1.27 percent at December 31, 2002, compared with the year-end 2001 level of 0.80 percent. The ratio of the allowance for credit losses to total nonperforming loans was 66 percent and 99 percent at December 31, 2002 and 2001, respectively.

Total common stockholders' equity was approximately $36.2 million at December 31, 2002, equivalent to book value per common share of $13.41 (tangible book value per common share of $5.60). Net unrealized gains in our investment portfolio as of December 31, 2002 were nearly $4.4 million, or approximately $1.62 per share, on a pretax basis.

During 2002, we undertook a series of actions to sharpen the focus and strengthen the performance of each of our three core businesses: banking, insurance and brokerage/trust/financial services.

In banking, we sold our Fargo, N.D. branch allowing us to redeploy our resources in markets we believe present greater potential for profitability.

In insurance, the acquisition of Milne Scali in the second quarter of 2002 significantly increased the scale of our insurance business and that business has already begun to generate encouraging earnings.

In brokerage/trust/financial services, in order to enhance the financial options available to our customers, we formed a relationship with Raymond James Financial Services, Inc. We also reorganized the management and office network of BNC AMI to improve the productivity of this aspect of our business.

We believe that we have achieved our goal of building a diversified business base, which has long been a cornerstone of our strategy. We believe each of our core businesses is now well defined and well positioned to serve the needs of our customers, while contributing to our long-term corporate financial performance and share value creation.

We believe that our record financial performance in the third and fourth quarters of 2002 provides a meaningful indication of our earnings potential. Of the $2.04 million in net income we recorded for the year, most was generated during the second half of the year. Looking ahead to 2003, we expect to derive a full year of benefit from our investments in expanding our insurance operations, implementing programs to encourage cross-selling across all of our business lines and controlling overhead.

2001 vs. 2000. We reported income from continuing operations of $1.7 million for 2001, or $0.70 per share on a diluted basis. This compares with income from continuing operations for 2000 of $2.5 million, or $1.02 per share. The results for 2001 reflected double-digit growth in both net interest income and noninterest income, but also higher noninterest expense due to the establishment of our Tempe, Arizona operations and the issuance of trust preferred securities. Net income for 2001 was $1.2 million, or $0.51 per share on a diluted basis, after a loss on operations of our discontinued Fargo, N.D. branch of $0.08, an extraordinary loss on early extinguishment of debt of $0.06 per share and a charge for the cumulative effect of a change in accounting principle of $0.05 per share. For 2000, net income was nearly $2.3 million, or $0.96 per share, although this reflected a gain on disposal of our asset-based lending subsidiary of $0.07 per share, a loss of $0.24 per share from operations of the discontinued Fargo, N.D branch and a gain on early extinguishment of debt of $0.11 per share.

Our results for 2001 reflected our strategic diversification of revenue sources and active asset-liability management. Net interest income increased 12 percent to $14.9 million, as we continued to shift our earning asset mix from investment securities to loans while growing the deposit base. Gains generated through management of the investment portfolio were reflected in noninterest income, which rose 13 percent to $8.7 million. Other noninterest income items, including loan fees, insurance commissions and income from brokerage, trust and financial services, held relatively stable or declined slightly.

Noninterest expense was $19.6 million for 2001, a 21 percent increase from the previous year, again reflecting our Arizona initiative and expenses related to trust preferred securities. In particular, we view the cost of operations such as our Arizona operations as an important investment in growth. Unlike many companies, we have typically expanded by establishing wholly new operations rather than making acquisitions. In these particular cases, we record the investment needed to operate in new markets as an expense, whereas companies that depend on acquisition for growth are able to recognize much of their "entry cost" as goodwill.

The benefits of our investment in building new markets were evident in our strong loan and deposit growth during 2001. Total loans rose 18 percent during the twelve months ended December 31, 2001, reaching $297.9 million. Total deposits increased 13 percent over the 2000 level, to $375.3 million at December 31, 2001. Significantly, some 90 percent of the new loan volume and 19 percent of the deposit increase were generated by our new Arizona operations. Total assets increased $15.0 million to $585.1 million at December 31, 2001.

Responding to the weaknesses felt by many sectors of the nation's economy, we continued to focus on maintaining credit quality. The provision for credit losses was increased to $1.7 million in 2001, from $1.2 million for the prior year. The allowance for credit losses as a percentage of total loans was 1.45 percent at December 31, 2001, increasing slightly from 1.42 percent one year earlier. The ratio of nonperforming assets to total assets was 0.80 percent at December 31, 2001, compared with 0.12 percent at year-end 2000. The ratio of allowance for credit losses to total nonperforming loans was 99 percent at December 31, 2001, compared with 619 percent one year earlier.

Total common stockholders' equity was approximately $30.7 million at December 31, 2001, equivalent to book value per common share of $12.79 (tangible book value per common share of $11.88). Net unrealized gains in our investment portfolio as of December 31, 2001 were nearly $2.7 million, or approximately $1.11 per share, on a pretax basis.


Results of Operations

Net Interest Income. Net interest income, the difference between total interest income earned on interest-earning assets and total interest expense paid on interest-bearing liabilities, is the banking segment's primary source of earnings. The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of rates earned on those assets, the volume and mix of interest-bearing liabilities and the level of rates paid on those liabilities.

The following table sets forth, for the periods indicated, certain information relating to our average balance sheet and reflects the yield on average assets and cost of average liabilities. Such yields and costs are derived by dividing income and expense by the average balance of assets and liabilities. All average balances have been derived from monthly averages, which are indicative of daily averages.

                Analysis of Average Balances, Interest and Yields/Rates (1)
                                                       For the Years ended December 31,
                                ----------------------------------------------------------------------------------
                                            2002                         2001                     2000
                                ---------------------------  -------------------------- --------------------------
                                          Interest  Average           Interest  Average          Interest  Average
                                          earned     yield             earned    Yield             earned    yield
                                Average     or        or     Average     or       or     Average    or        or
                                balance    paid      cost    balance    paid     cost    balance   paid      cost
                                -------   -------- --------  --------  -------- -------  -------  -------  -------
                                                    (dollars in thousands)
Assets
  Federal funds sold/interest-
   bearing due from........... $  3,795   $    66    1.74%   $  1,830   $    50   2.73%  $  5,660  $   242   4.28%
  Taxable investments.........  193,972     9,997    5.15%    206,572    12,716   6.16%   225,559   16,054   7.12%
  Tax-exempt investments......   19,979       977    4.89%     16,452       829   5.04%    17,624      940   5.33%
  Loans and leases (2)........  307,227    20,778    6.76%    293,716    23,991   8.17%   244,526   23,422   9.58%
  Allowance for credit losses.   (4,579)       --              (4,153)       --            (3,405)      --
                               --------   -------            --------   -------          --------  -------
     Total interest-earning
     assets (3)...............  520,394    31,818    6.11%    514,417    37,586   7.31%   489,964   40,658   8.30%
  Noninterest-earning assets:
     Cash and due from banks..   13,706                        11,997                       8,939
     Other....................   34,946                        19,388                      21,848
                               --------                      --------                    --------
    Total assets from
      continuing operations...  569,046                       545,802                     520,751
    Assets from discontinued
      Fargo branch............   22,258                        22,270                      17,003
                               --------                      --------                    --------
         Total assets......... $591,304                      $568,072                    $537,754
                               ========                      ========                    ========

Liabilities and Stockholders'
 Equity
  Deposits:
    Interest checking and
      money market accounts... $174,108     2,849    1.64%   $147,775     4,669   3.16%  $130,007    6,913   5.32%
    Savings...................    4,511        39    0.86%      3,758        56   1.49%     4,042       84   2.08%
  Certificates of deposit:
    Under $100,000............  104,964     4,068    3.88%     98,639     5,280   5.35%   101,624    5,768   5.68%
    $100,000 and over.........   73,639     3,286    4.46%     73,806     4,248   5.76%    54,592    3,263   5.98%
                               --------   -------            --------   -------          --------  -------
  Total interest-bearing
    deposits..................  357,222    10,242    2.87%    323,978    14,253   4.40%   290,265   16,028   5.52%
  Borrowings:
    Short-term borrowings.....    7,799       141    1.81%     10,206       441   4.32%     3,459      234   6.76%
    FHLB advances.............   97,711     6,214    6.36%    118,705     7,185   6.05%   154,784    9,766   6.31%
    Long-term borrowings......    6,063       310    5.11%      8,378       777   9.27%    13,497    1,252   9.28%
                               --------   -------            --------   -------          --------  -------
  Total interest-bearing
    liabilities...............  468,795    16,907    3.61%    461,267    22,656   4.91%   462,005   27,280   5.90%
      Noninterest-bearing
       demand accounts........   33,951                        28,474                      26,953
                               --------                      --------                    --------
       Total deposits and
        interest-bearing
        liabilities...........  502,746                       489,741                     488,958
Other noninterest-bearing
  liabilities.................   11,336                         8,765                       5,666
Liabilities from discontinued
  Fargo branch................   20,476                        24,654                      15,516
                               --------                      --------                    --------
         Total liabilities....  534,558                       523,160                     510,140
Subordinated debentures.......   22,056                        13,542                       3,108
Stockholders' equity..........   34,690                        31,370                      24,506
                               --------                      --------                    --------
         Total liabilities
          and stockholders'
          equity.............. $591,304                      $568,072                    $537,754
                               ========                      ========                    ========
Net interest income...........            $14,911                       $14,930                    $13,378
                                          =======                       =======                    =======
Net interest spread...........                       2.50%                        2.40%                      2.40%
                                                    ======                       ======                     ======
Net interest margin (4).......                       2.87%                        2.90%                      2.73%
                                                    ======                       ======                     ======
  Ratio of average
    interest-earning
    assets to average
    interest-bearing
    liabilities...............  111.01%                       111.52%                     106.35%
                               ========                      ========                    ========
 --------------------

(1)  From continuing operations for all periods presented.

(2) Average balances of loans and leases include nonaccrual loans and leases, and are presented net of unearned income. Loan fee amortization totaling approximately $1.3 million, $812,000 and $388,000 is included in loan interest income for the twelve month periods ended December 31, 2002, 2001 and 2000, respectively.

(3) Tax-exempt income was not significant and thus has not been presented on a taxable equivalent basis. Tax-exempt income of $982,000, $840,000 and $951,000 was recognized during the years ended December 31, 2002, 2001 and 2000, respectively.

(4)  Net  interest   margin  equals  net  interest  income  divided  by  average interest-earning assets for the period.

The following table illustrates, for the periods indicated, the dollar amount of changes in our interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate:

                       Analysis of Changes in Net Interest Income (1)
                                                  For the Years Ended December 31,
                                        -----------------------------------------------------
                                        2002 Compared to 2001          2001 Compared to 2000
                                        ----------------------       ------------------------
                                         Change Due to                 Change Due to
                                        -----------------            ---------------
                                        Volume    Rate       Total    Volume     Rate     Total
                                        ------- ---------  --------  --------  --------  --------
                                                        (in thousands)
Interest Earned on Interest-Earning
 Assets
  Federal funds sold/interest-bearing
   due from............................ $    24  $    (8)  $    16   $  (126)  $   (66)  $  (192)
  Investments..........................    (533)  (2,038)   (2,571)   (1,337)   (2,112)   (3,449)
  Loans................................   1,172   (4,385)   (3,213)    2,121    (1,552)      569
                                        -------- --------  --------  --------  --------  --------
    Total increase (decrease) in
     interest income...................     663   (6,431)   (5,768)      658    (3,730)   (3,072)
                                        -------- --------  --------  --------  --------  --------
Interest Expense on Interest-Bearing
 Liabilities
  Interest checking and money market
   accounts............................   1,067   (2,887)   (1,820)    1,139    (3,383)   (2,244)
  Savings..............................      16      (33)      (17)       (6)      (22)      (28)
  Certificates of Deposit:
    Under $100,000.....................     367   (1,579)   (1,212)     (166)     (322)     (488)
    $100,000 and over..................     (10)    (952)     (962)    1,101      (116)      985
  Short-term borrowings................     (87)    (213)     (300)      254       (47)      207
  FHLB advances........................  (1,361)     390      (971)   (2,198)     (383)   (2,581)
  Long-term borrowings.................    (178)    (289)     (467)     (475)       --      (475)
                                        -------- --------  --------  --------  --------  --------
  Total increase (decrease) in
   interest expense....................    (186)  (5,563)   (5,749)     (351)   (4,273)   (4,624)
                                        -------- --------  --------  --------  --------  --------
  Increase (decrease) in net interest
   income.............................. $   849  $  (868)  $   (19)  $ 1,009   $   543   $ 1,552
                                        ======== ========  ========  ========  ========  ========
---------------------

(1)  From continuing operations for all periods presented.

Year ended December 31, 2002 compared to year ended December 31, 2001. Net interest income decreased $19,000, or 0.1 percent, remaining relatively level at $14.9 million. Net interest spread and net interest margin adjusted to 2.50 and
2.87 percent, respectively, for the twelve-month period ended December 31, 2002 from 2.40 and 2.90, respectively, for the twelve-month period ended December 31, 2001.

Net interest income for the twelve-month periods ended December 31, 2002 and 2001 reflected mark-to-market losses on the value of derivative contracts totaling ($779,000) and ($184,000), respectively. Without the mark-to-market adjustments on these derivative contracts for the two periods, net interest margin would have been 3.01 percent for the twelve months ended December 31, 2002 and 2.94 percent for the twelve months ended December 31, 2001.

The remaining fair value of our interest rate cap contracts on December 31, 2002 was $136,000. Therefore, net interest income in future periods can only be negatively affected to that amount if the fair value of the contracts were to be required to be written to $0. If the fair value of the derivative contracts were to be increased in future periods due to increases in 3-month LIBOR (the rate upon which our current cap contracts are based), this would have a favorable effect on net interest income in those future periods as favorable adjustments to the fair value of the contracts would be reflected as reduced interest expense.

The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors.

                Net Interest Income Analysis - 2002 vs. 2001 (1)
                                                   For the Years
                                                 Ended December 31,        Change
                                                --------------------  ----------------
                                                  2002      2001
                                                ---------  ---------
                                                (amounts in millions)
Total interest income decreased.............    $  31.8    $  37.6    $  (5.8)   (15)%
  Due to:
    Decrease in yield on earnings assets....      6.11%      7.31%     (1.20)%   (16)%
  Driven by:
    Decreased yield on loans (a)............      6.76%      8.17%     (1.41)%   (17)%
    Decreased yield on investments (b)......      5.13%      6.07%     (0.94)%   (15)%
    The decreased yields were offset by:
    Increased average earning assets .......    $ 520.4    $ 514.4    $    6.0      1%
  Driven by:
    Increase in average loans (c)...........    $ 307.2    $ 293.7    $   13.5      5%
  Offset by:
    Decrease in average investments (d).....    $ 214.0    $ 223.0    $  (9.0)    (4)%

Total interest expense decreased............    $  16.9    $  22.7    $  (5.8)   (26)%
  Due to:
    Decrease in cost of interest-bearing
     liabilities............................      3.61%      4.91%     (1.30)%   (26)%
  Driven by:
    Decrease in cost of interest-bearing
     deposits (e)...........................      2.87%      4.40%     (1.53)%   (35)%
    Decrease in cost of borrowings (f)......      5.97%      6.12%     (0.15)%    (2)%
  These decreases in cost of interest-
   bearing liabilities were offset by:
    Increase in average interest-bearing
     liabilities............................    $ 468.8    $ 461.3    $    7.5      2%
  Driven by:
    Increase in average interest-bearing
     deposits (g)...........................    $ 357.2    $ 324.0    $   33.2     10%
  Offset by:
    Decrease in average borrowings (h)......    $ 111.6    $ 137.3    $  (25.7)  (19)%
--------------------
(1)  From continuing operations for all periods presented.

(a) Our decreased loan yield is reflective of the significantly lower interest rate environment during 2002. The lower rate environment was caused by several Federal Reserve reductions in the Federal funds target rate causing prime rate to decrease significantly during 2001 and continuing into 2002.
     The daily average prime rate in 2002 was 4.68 percent as compared to 6.91 percent for 2001. The lower prime rate caused floating rate loans to reprice at lower levels and new loans to be originated at levels lower than those originated in the prior period.

(b) The decreased yield on investments was also reflective of the lower interest rate environment during 2002.

(c) The increase in average loans was driven primarily by loan growth in the Arizona and Minnesota markets.

(d) Average investments declined as the portfolio was restructured to better manage our capital, shift our earning asset mix from investments to loans and to establish the proper forward-looking risk/reward profile for the investment portfolio.

(e) The decrease in cost of interest-bearing deposits was reflective of the lower interest rate environment during 2002. Floating rate deposit accounts repriced at lower levels and certificates of deposit renewed or were originated at lower levels than those in the prior period.

(f) Borrowing costs decreased due to the lower rate environment during 2002, the payoff of our 8 5/8 percent subordinated notes during 2001 and the adjustment of the $15.0 million floating rate subordinated debentures in response to the lower rates in 2002. Borrowing costs in 2002 would have decreased to 5.28 percent (versus 5.97 percent) without factoring in the $779,000 impact of marking our interest rate cap contracts to fair value.
     The fair value adjustments to the interest rate cap contracts were reflected as increases in borrowing costs.

(g)  Average   interest-bearing   deposits  increased  largely  due  to  further
     increases in volume of our Wealthbuilder interest checking and money market accounts originating primarily in our Arizona and Minnesota markets.

(h)  Average   borrowings   decreased  due  to  lower   averages  of  short-term
     borrowings,  the pay down of $20 million of FHLB  advances in early 2002, a continued  shift in our funding base from  borrowings  to core deposits and the retirement of our subordinated  notes,  which were outstanding  through
     August 31, 2001.

Net interest income and margin in future periods may be impacted by several factors. Changes in net interest income are dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the movement of interest rates and the level of non-performing assets. Achieving net interest margin growth is dependent on our ability to generate higher-yielding assets and lower cost funding sources such as deposits and borrowings. If variable index rates, such as the prime rate, were to decline, we could experience compression of our net interest margin depending upon the timing and amount of any reductions, as it is possible that interest rates paid on some deposits and borrowings may not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as commercial and other loans. Competition for checking, savings and money market deposits, important sources of lower cost funds for us, is intense. We could also experience net interest margin compression if rates paid on deposits and borrowings increase, or as a result of new pricing strategies and lower rates offered on loan products in response to competitive pressures, rates on interest-bearing liabilities increase faster, or to a greater extent, than the increase in the yield on interest-rate-sensitive assets. The level and nature of the impact cannot be precisely ascertained. Federal Reserve actions in response to economic developments can vary causing prime and other rates to adjust and, in some cases, immediately impact our interest-earning assets and interest-bearing liabilities.

These factors, including the competitive environment in the markets in which we operate, the multitude of financial and investment products available to the public and the monetary policies of the Federal Reserve, can materially impact our operating results. Therefore, we cannot predict, with any degree of certainty, prospects for net interest income and net interest margin in future periods. See "Supervision and Regulation, Economic Conditions and Monetary Policy-Economic Conditions and Monetary Policy" included under Item 1 of Part I. See also Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for information relating to the impact of fluctuating interest rates on our future net interest income prospects.

Year ended December 31, 2001 compared to year ended December 31, 2000. Net interest income increased $1.6 million, or 11.6 percent, to $14.9 million as compared to $13.4 million. Net interest spread and net interest margin were 2.40 and 2.90 percent, respectively as compared to 2.40 and 2.73 percent for the prior period.

Net interest income for the twelve-month period ended December 31, 2001 reflected mark-to-market losses on the value of derivative contracts totaling ($184,000). Without the mark-to-market adjustments on these derivative contracts net interest margin for the period would have been 2.94 percent. Net interest income for the twelve-month period ended December 31, 2000 reflected amortization of an interest rate floor contract totaling ($224,000). Without this amortization expense net interest margin for the period would have been
2.78 percent. The cost of the interest rate floor contract was being amortized during 2000 because Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), as amended relating to the accounting for derivatives, was not yet effective.

The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin. Lettered explanations following the summary describe causes of the changes in these major factors:

                      Net Interest Income Analysis - 2001 vs. 2000 (1)
                                                   For the Years
                                               Ended December 31,        Change
                                               --------------------  ----------------
                                                  2001      2000
                                               ---------  ---------
                                               (amounts in millions)
Total interest income decreased.............   $  37.6    $  40.7    $   (3.1)   (8)%
  Due to:
    Decrease in yield on interest-
     earnings assets........................     7.31%      8.30%       (.99)%  (12)%
  Driven by:
    Decrease in yield on loans (a)..........     8.17%      9.58%      (1.41)%  (15)%
    Decrease in yield on investments (b)....     6.07%      6.99%      (0.92)%  (13)%
  The decreases in yield on
   interest-earning assets were
   Offset by:
   Increase in average earning assets.......   $ 514.4    $ 490.0    $    24.4     5%
  Driven by:
    Increase in average loans (c)...........   $ 293.7    $ 244.5    $    49.2    20%
    Offset by:
    Decrease in average investments (d).....   $ 223.0    $ 243.2    $  (20.2)   (8)%
Total interest expense decreased............   $  22.7    $  27.3    $   (4.6)  (17)%
  Due to:
    Decrease in cost of
     interest-bearing liabilities...........     4.91%      5.90%      (0.99)%  (17)%
  Driven by:
    Decrease in cost of
     interest-bearing deposits (e)..........     4.40%      5.52%      (1.12)%  (20)%
    Decrease in cost of borrowings (f)......     6.12%      6.55%      (0.43)%   (7)%
  These decreases were coupled with:
    Decrease in average
     interest-bearing liabilities...........   $ 461.3    $ 462.0    $   (0.7)     --
  Driven by:
    Decrease in average borrowings (g)......   $ 137.3    $ 171.7    $  (34.4)  (20)%
  Offset by:
    Increase in average interest-bearing
     deposits (h)...........................   $ 324.0    $ 290.3    $    33.7    12%
--------------------
(1)  From continuing operations for all periods presented.

(a) The decreased loan yield is reflective of a 475 basis point decrease in the prime rate over the course of 2001 as monetary policy eased in response to weakening national economic conditions. Floating rate loans tied to prime repriced lower and new loans originated during 2001 came on at lower rates than those originated during 2000.

(b) The decreased investment yield reflects the lower rate environment in 2001 as well as the reduction in the size of the investment portfolio in order to shift the earning asset mix toward loans.

(c) Loan growth was attributable to increases in loans originated in our Arizona, Minnesota and North Dakota markets.

(d) Average investments decreased due to the strategic shift in earning asset mix from investment securities to loans as lending opportunities arose in the Arizona, Minnesota and North Dakota markets.

(e)  Decreased  cost of  interest-bearing  deposits is reflective of the rise in volume of Wealthbuilder interest checking and money market accounts and the associated  decreases in cost as interest rates  declined  during 2001. The
     Wealthbuilder  accounts  carry  rates  that are  variable  at  management's discretion. Management lowered the rates paid on these deposits in response to the monetary  easing that took place during 2001 while  maintaining  the competitive  nature of the Wealthbuilder  products in the Company's various
     markets.   Additionally,   in  a  lower  rate  environment,   the  cost  of
     certificates of deposit also decreases with renewals and new accounts.

(f) Rates are reflective of the overall decreased rate environment in 2001 as compared to 2000.

(g) We decreased our volume of FHLB advances due to greater use of national market certificates of deposit as a wholesale funding source in order to maintain borrowing capacity at the FHLB, support the earning asset base and take advantage of favorable costs of national market certificates of deposit relative to FHLB advances. In addition, on August 31, 2001 we redeemed $12.6 million of our 8 5/8 percent subordinated notes due May 31, 2004 through the exercise of our call option.

(h)  Deposit growth was primarily  attributable to the continued  success of the
     Wealthbuilder  family of interest  checking  and money  market  accounts in
     addition  to  increased  use  of  direct   non-brokered   national   market
     certificates  of deposit  obtained via posting rates on national  networks.
     National  market  certificates of deposit were $34.0 million as of December
     31, 2001 compared to $9.0 on December 31, 2000.

Provision for Credit Losses. We determine a provision for credit losses which we consider sufficient to maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The provision for credit losses for the year ended December 31, 2002 was $1.2 million as compared to $1.7 million in 2001 and $1.2 million in 2000. Net loan and lease charge-offs were $521,000, or 0.17 percent of average loans and leases in 2002 compared with $962,000, or 0.33 percent in 2001 and $486,000, or 0.20 percent in 2000. The increase in provision and net-charge-offs in 2001 primarily reflected the impact of developments in our truck leasing portfolio and deterioration in performance of a number of our contracting customers.

The provision for credit losses is calculated as part of the determination of the allowance for credit losses and the related provision for credit losses is a critical accounting policy which involves consideration of a number of factors such as loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies in the loan and lease portfolio, the value of underlying collateral on problem loans, general economic conditions and our assessment of credit risk in the current loan and lease portfolio. Periodic fluctuations in the provision for credit losses result from our assessment of the adequacy of the allowance for credit losses; however, actual loan losses may vary from current estimates.

The allowance for loan losses totaled $5.0 million at December 31, 2002 compared with $4.3 and $3.6 million at December 31, 2001 and 2000, respectively. See Note 1 to the Consolidated Financial Statements included under Item 8, "-Financial Condition-Loan Portfolio-Allowance for Credit Losses" and "-Critical Accounting Policies" for further discussion of the components of the allowance for credit losses, our systematic methodology for determining the adequacy of the allowance and additional data pertaining to charge-offs, recoveries and other related information.

Noninterest Income. Noninterest income is becoming a more significant source of revenues for us as we continue to emphasize our goal of focusing on local relationship banking and providing a broad range of financial products and services that will meet the needs of our customers, both commercial and consumer. Our noninterest income increased approximately $7.6 million, or 87 percent, in 2002 largely due to insurance commission income generated by Milne Scali, which we acquired in April 2002. Fees on loans, net gain on sales of securities and service charges also increased in 2002. Noninterest income increased approximately $1.0 million, or 13 percent, in 2001 primarily as a result of increases in net gains on sales of securities.

The following table presents, for the periods indicated, the major categories of our noninterest income as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations following the table:

                             Noninterest Income (1)
                                                                Increase (Decrease)
                                                       --------------------------------------
                             For the Years Ended
                                December 31,              2002 - 2001         2001 - 2000
                         ----------------------------  -----------------   ------------------
                          2002      2001      2000        $        %          $        %
                         --------  --------  --------  --------  -------   --------  --------
                            (in thousands)
Insurance commissions... $ 8,981   $ 1,891   $ 2,003   $ 7,090     375%    $  (112)    (6)% (a)
Fees on loans...........   2,169     1,936     1,848       233      12%         88       5% (b)
Net gain on sales of
  securities ...........   1,870     1,396       276       474      34%      1,120     406% (c)
Brokerage income........   1,094     1,407     1,466      (313)   (22)%        (59)    (4)% (d)
Service charges.........     755       636       581       119      19%         55       9% (e)
Trust and financial
 services...............     751       899     1,064      (148)   (16)%       (165)   (16)% (f)
Rental income...........      89        54        27        35      65%         27     100%
Other...................     587       495       418        92      19%         77      18%
                         --------  --------  --------  --------            --------
Total noninterest
 income................. $16,296   $ 8,714   $ 7,683   $ 7,582      87%    $ 1,031      13%
                         ========  ========  ========  ========            ========

--------------------

(1)  From continuing operations for all periods presented.


(a) Insurance commissions. In 2002, insurance commissions increased dramatically due to the April 16, 2002 acquisition of Milne Scali. In 2001, insurance commissions declined in the face of a challenging economic environment and catastrophic weather-related events in the North Dakota market during 2000 that reduced and/or eliminated contingency fees paid by insurance companies in 2001. We expect insurance commission income to increase during 2003 due to a full year of production by Milne Scali along with contingency fees generally received by Milne Scali in the first quarter of each year.

(b) Fees on loans. The increase in loan fees for 2002 is largely attributable to loans originated and sold on the secondary market. Loan volume generation and the related loan fees associated with such loans can be subject to significant fluctuations making it difficult to anticipate the amount of loans that will be originated or placed and related loan fees that will be recognized in future periods.

(c) Net gain on sales of securities. Net gain on sales of securities in 2002 was primarily a result of repositioning the investment portfolio's forward-looking risk/reward profile. Net gain on sales of securities in 2001 was a function of selling investment securities in the process of shifting the earning asset mix from investment securities to loan opportunities available in new and existing markets. In addition, given the significant decline in interest rates during 2001, sales of investment securities were necessary in order to adjust the forward-looking risk/reward profile of the investment portfolio. We cannot guarantee our ability to generate realized gains in the future such as those recognized during the most recent two years given the current absolute low level of interest rates. In the future, the investment portfolio risk/reward management process may require us to recognize net realized losses in order to optimize the forward-looking profile of the portfolio.

(d) Brokerage income. In 2002 brokerage income declined as a result of market conditions and a decrease in the number of brokers at BNC AMI, including the closing of BNC AMI's Fargo office in September. In 2001, brokerage income was relatively stable in the face of a challenging economic environment and a prolonged period of soft conditions in equity markets.

(e) Service charges. Service charges increased in 2002 and 2001 as the Company continued to increase its Wealthbuilder interest checking and money market account volume along with an increase in non-interest bearing deposits which are primarily business deposit relationships that tend to utilize a greater level of fee-based deposit services.

(f) Trust and financial services. The 2002 and 2001 decreases in trust and financial services revenue are attributable to reduced fees from the BNC U.S. Opportunities Fund LLC as such fees are primarily a function of the asset size of the fund and the fund has decreased over the two periods. The fund's size has been negatively impacted by the overall decline in equity markets in both years.

Noninterest Expense. Noninterest expense increased approximately $7.6 million, or 39 percent, in 2002 primarily as a result of the Milne Scali acquisition and our expanding presence in the Arizona market. Noninterest expense increased approximately $3.3 million, or 21 percent, in 2001 due to several factors including our entry into the Arizona market.

The following table presents, for the periods indicated, the major categories of our noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations below the table:

                             Noninterest Expense (1)
                                                                  Increase (Decrease)
                                                          --------------------------------------
                                 For the Years Ended
                                    December 31,              2002 - 2001         2001 - 2000
                             ----------------------------  -------------------  -----------------
                               2002      2001     2000       $          %         $        %
                             --------  -------   --------  ---------  --------  --------  -------
                                 (in thousands)
 Salaries and employee
  benefits.................. $14,723   $ 9,911   $ 8,266   $  4,812       49%  $  1,645      20% (a)
 Occupancy..................   2,235     1,661     1,187        574       35%       474      40% (b)
 Interest on subordinated
  debentures................   1,829     1,377       399        452       33%       978     245% (c)
 Professional services......   1,495     1,326     1,278        169       13%        48       4% (d)
 Depreciation and
  amortization..............   1,320     1,123       993        197       18%       130      13% (e)
 Office supplies,
  telephone and postage.....   1,106       940       863        166       18%        77       9% (f)
 Amortization of
  intangible assets.........     881       482       527        399       83%       (45)    (9)% (g)
 Marketing and promotion....     749       709       488         40        6%       221      45% (h)
 FDIC and other assessments.     214       193       200         21       11%        (7)    (4)%
 Repossessed and impaired
  asset expenses /
  write-offs................     142        40       470        102      255%      (430)   (91)% (i)
 Other......................   2,464     1,797     1,549        667       37%       248      16% (j)
                             --------  --------  --------  ---------           --------
 Total noninterest expense.. $27,158   $19,559   $16,220   $  7,599       39%  $  3,339      21%
                             ========  ========  ========  =========           ========
 Efficiency ratio...........  87.03%    82.72%    77.01%      4.31%               5.71%          (k)
 Adjusted efficiency ratio
  excluding impact of
  derivative contracts and
  dividends paid on
  subordinated debentures...  79.19%    76.34%    76.20%      2.85%               0.14%
 Total operating expenses
  as a percent of average
  assets....................   4.77%     3.58%     3.11%      1.19%               0.47%          (l)

--------------------

(1)  From continuing operations for all periods presented.

(a) Salaries and employee benefits. The 2002 increase represents the addition of approximately 85 Milne Scali employees effective April 16, 2002 as well as additional employees added in the Arizona market. The 2001 increase reflects additions to personnel associated with our establishment of a banking subsidiary in Arizona along with additional personnel in the Minneapolis market. Average full time equivalents for each year in the three-year period ended December 31, 2002 were 253, 189 and 163, respectively.

(b) Occupancy. The 2002 increase reflects the addition of Milne Scali in April 2002. The increase in 2001 was primarily associated with newly occupied facilities due to the establishment of a banking subsidiary in Arizona.

(c) Interest on subordinated debentures. This is the interest expense associated with our fixed rate subordinated debentures (commonly referred to as trust preferred securities) issued in July 2000 and the additional interest expense from our floating rate subordinated debentures issued in July 2001. The 2002 increase is primarily attributable to the $15.0 million of subordinated debentures issued in July 2001 being outstanding for a full year during 2002. The increase in 2001 reflects a the full year expense of the July 2000 issuance along with five months of expense related to the July 2001 issuance. See Note 14 to the Consolidated Financial Statements included under Item 8 for further information related to our subordinated debentures.

(d)  Professional   services.   The  2002  increase  in  professional   services
     represents increases in legal fees (including those incurred by Milne Scali), software support fees and other consulting and investment banking fees.

(e) Depreciation and amortization. Depreciation and amortization expenses increased in 2002 due to the Milne Scali acquisition along with costs associated with additional expansion in the Arizona market. Depreciation and amortization in 2001 increased over 2000 due primarily to the initiation of activities in the Arizona market.

(f) Office supplies, telephone and postage. Increases in this line item in 2002 are associated with the Milne Scali acquisition and additional expenses associated with expansion in the Arizona market.

(g)  Amortization  of  intangible   assets.   The  increase  in  2002  primarily
     represents the amortization of the insurance books of business intangibles acquired in the Milne Scali acquisition in April 2002.

(h) Marketing and promotion. Increased marketing costs in 2001 resulted from promotions in various markets including those associated with development of our Arizona market.

(i) Repossessed and impaired asset expenses/write-offs. These expenses represent write-downs to estimated net realizable value of other real estate owned and repossessed assets and related collection expenses. We had no other real estate owned at December 31, 2002 and repossessed assets were valued at $8,000.

(j) Other. The 2002 increase represents increases in several miscellaneous line items included in this category (some of which are associated with the acquisition of Milne Scali in April 2002) and include increases in insurance premiums, OCC assessments, travel expenses, dues and publications, data processing fees and expenses associated with winding down the BNC AMI operations in Fargo. The 2001 increase represents a number of increases in various expense categories including travel expenses, meals and entertainment, correspondent bank charges and expenses associated with the resignation of two brokers in BNC AMI's Minneapolis office.

(k) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

(l) Total operating expenses as a percent of average assets have increased as our profile has changed from that of a traditional banking organization to an organization with a broader base of financial product and service offerings the revenues and expenses of which are generally not asset-based.

Income taxes. We recorded income tax expense of $822,000, $691,000 and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our effective tax rates were 28.87, 28.96 and 32.51 percent for the twelve-month periods ended December 31, 2002, 2001 and 2000, respectively. The effective tax rates were lower than the statutory rates principally due to tax-exempt income on municipal securities.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretations of Federal and state income tax laws, the differences between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities. Additional detail on income taxes is provided in Note 24 to the Consolidated Financial Statements included under Item 8.

Financial Condition

Overview. Although subsequent sections of this discussion and analysis of financial condition address certain aspects of our major assets and liabilities in significant detail, the following two tables are presented as a general overview of the financial condition of the Company.

Total assets increased approximately $17.2 million, or 3 percent, between December 31, 2001 and December 31, 2002 and approximately $15.0 million, or 3 percent, between December 31, 2000 and December 31, 2001. Our total assets at December 31, 2002 were $602.2 million.

The following table presents our assets by category as of December 31, 2002, 2001 and 2000, as well as the amount and percent of change between the dates. Significant changes are discussed in lettered notes following the table (amounts are in thousands):

                                     Assets
                                                              Increase (Decrease)
                                                      ---------------------------------------
                          As of December 31,            2002 - 2001          2001 - 2000
                     -------------------------------  ------------------   ------------------
                       2002       2001      2000         $         %          $         %
                     ---------  ---------  ---------  --------  --------   ---------  -------

Cash and due from
 banks...............$  16,978  $  16,346  $  14,988  $     632       4%   $   1,358       9%
Interest-bearing
 deposits with banks.      159        126        595         33      26%        (469)   (79)%
Federal funds sold...       --      7,500         --     (7,500)  (100)%       7,500     100% (a)
Investment securities
 available for sale..  208,072    211,801    253,566     (3,729)    (2)%     (41,765)   (16)% (b)
Federal Reserve
 Bank and Federal
 Home Loan Bank
 stock...............    7,071      7,380      9,619       (309)    (4)%      (2,239)   (23)%
Loans and leases,
 net.................  330,788    293,599    249,165     37,189      13%      44,434      18% (c)
Premises and
 equipment, net......   11,100      9,180      8,477      1,920      21%         703       8%
Interest receivable..    2,856      3,008      3,854       (152)    (5)%        (846)   (22)%
Other assets.........    4,119      4,856      4,465       (737)   (15)%         391       9%
Goodwill.............   12,210        437        561     11,773   2,694%        (124)   (22)% (d)
Other intangible
 assets, net.........    8,875      1,734      2,158      7,141     412%        (424)   (20)% (e)
Assets of
 discontinued Fargo
 operations..........       --     29,090     22,568    (29,090)  (100)%       6,522      29% (f)
                     ---------  ---------  ---------  ---------            ---------
    Total assets.... $ 602,228  $ 585,057  $ 570,016  $  17,171       3%   $  15,041       3%
                     =========  =========  =========  =========            =========

(a) Federal funds sold. Federal funds sold can fluctuate on a daily basis depending upon our liquidity management activities.

(b) Investment securities available for sale. We implemented a balance sheet leveraging strategy beginning late in 1999 whereby the earning asset portfolio was increased through the purchase of additional investment securities funded primarily by borrowings from the FHLB. In 2001, we began to strategically shift the larger earning asset base to loans from investment securities.

(c) Loans and leases. In 2001, we increased our net loans and leases by strategically shifting our earning asset mix toward loans from investment securities. The increase in net loans and leases reflected commercial real estate and real estate construction loans arising from opportunities in the Arizona, Minnesota and North Dakota markets. The 2002 increase in loans represented loan growth primarily in the Arizona and Minnesota markets.

(d) Goodwill. Goodwill increased significantly in 2002 due to the acquisition of Milne Scali in April 2002.

(e) Other intangible assets. The 2002 increase in other intangible assets represents insurance books of business intangibles acquired in the Milne Scali acquisition of April 2002.

(f) Assets of discontinued Fargo operations. The Fargo branch of the Bank was sold on September 30, 2002. The assets indicated for December 31, 2001 and 2000 represent the assets attributable to that branch as of those dates.

Our total liabilities increased approximately $10.0 million, or 2 percent, between December 31, 2001 and December 31, 2002 and decreased $819,000 between December 31, 2000 and December 31, 2001. Total liabilities at December 31, 2002 were approximately $542.2 million. Stockholders' equity was approximately $37.7, $30.7 and $29.5 million at December 31, 2002, 2001 and 2000, respectively.

The following table presents our liabilities, guaranteed preferred beneficial interests in subordinated debentures and stockholders' equity by category as of December 31, 2002, 2001 and 2000, as well as the amount and percent of change between the dates. Significant changes are discussed in lettered notes following the table (amounts are in thousands):

          Liabilities, Subordinated Debentures and Stockholders' Equity

                                                                 Increase (Decrease)
                                                        --------------------------------------
                              As of December 31,           2002 - 2001         2001 - 2000
                         -----------------------------  ------------------  ------------------
                           2002       2001      2000        $         %         $         %
                         --------  ---------  --------  --------  --------  --------- --------
Deposits:
Noninterest-bearing..... $ 44,362  $ 30,521   $ 26,931   $13,841       45%  $  3,590     13% (a)
Interest-bearing -
 Savings, interest
   checking and
   money market.........  187,531   160,721    150,584    26,810       17%    10,137      7% (b)
 Time deposits
   $100,000 and over....   64,905    78,969     59,086  (14,064)     (18)%    19,883     34% (c)
 Other time deposits....  101,447   105,066     94,293   (3,619)        3%    10,773     11% (d)
Short-term  borrowings..   28,120       760     33,228    27,360    3,600%  (32,468)   (98)% (e)
FHLB advances...........   97,200   117,200    117,200  (20,000)     (17)%         0      0% (f)
Long-term borrowings....    8,561        13     12,642     8,548   65,754%  (12,629)  (100)% (g)
Other liabilities.......   10,053     6,192      7,419     3,861       62%   (1,227)   (17)%
Liabilities of
 discontinued Fargo
 operations.............       --    32,692     31,570  (32,692)    (100)%     1,122      4% (h)
                         --------  ---------  --------  --------            ---------
   Total liabilities....  542,179   532,134    532,953    10,045        2%     (819)      --
Guaranteed preferred
 beneficial interests in
 Company's subordinated
 debentures.............   22,326    22,244      7,606        82        0%    14,638    192% (i)
Stockholders' equity....   37,723    30,679     29,457     7,044       23%     1,222      4% (j)
                         --------  ---------  --------  --------            ---------
    Total..............  $602,228  $585,057   $570,016  $ 17,171        3%  $ 15,041      3%
                         ========  =========  ========  ========            =========
------------------------

(a) Noninterest-bearing deposits. Noninterest-bearing deposits can fluctuate significantly on a daily basis due to transactions associated primarily with commercial customers. The increase in 2002 also reflects new commercial and retail customer activity in the Arizona and Minnesota markets.

(b) Savings, interest checking and money market. Increases in this category are attributable to the continued popularity of the Company's Wealthbuilder deposit products and reflect deposit growth primarily in the Arizona and Minnesota markets.

(c) Time deposits $100,000 and over. Brokered deposits totaled $31.4 million at December 31, 2002 compared to $34.4 and $30.7 million at December 31, 2001 and 2000, respectively. National certificates of deposit acquired through national networks totaled $27.1 million at December 31, 2002 compared to $34.0 million at December 31, 2001 and $9.0 million at December 31, 2000. In 2002, we allowed national market certificates of deposit to run off and be replaced by growth in the Wealthbuilder interest checking and money market account categories. The increase in 2001 was due to greater use of national certificates of deposit as a wholesale funding source in order to maintain borrowing capacity at the FHLB and take advantage of favorable costs of national certificates of deposits relative to FHLB advances.

(d) Other time deposits. During 2001, this category increased due to certain special promotions in select markets.

(e) Short-term borrowings. The increase in short term borrowings in 2002 reflects $15.0 million of Federal funds purchased at December 31, 2002 coupled with $13.1 million of repurchase agreements with customers. These repurchase agreements are renewable daily. The decrease in short-term borrowings between December 31, 2000 and 2001 was a result of a decrease in Federal funds purchased at December 31, 2001. Federal funds purchased can fluctuate daily based on the funds management activities of the Bank.

(f) FHLB advances. $20 million of FHLB advances matured in early 2002 and were not replaced due to the availability of other funding sources.

(g) Long-term borrowings. The 2002 increase reflects the $8.5 million long-term note originated at the time of the Milne Scali acquisition in April 2002. The 2001 decrease represents the fact that, on August 31, 2001, the Company retired its remaining 8 5/8 percent subordinated notes due May 31, 2004 through the exercise of its call option by using a portion of the proceeds from the issuance of floating rate trust preferred securities in July 2001.

(h) Liabilities of discontinued Fargo operations. The Fargo branch of the Bank was sold on September 30, 2002. The liabilities indicated for December 31, 2001 and 2000 represent the liabilities attributable to that branch as of those dates.

(i) Guaranteed preferred beneficial interests in Company's subordinated debentures. We issued $15.0 million of floating rate trust preferred securities in July 2001. See Note 14 to the consolidated financial statements included under Item 8 for further information related to our trust preferred securities.

(j) Stockholders' equity. The increase in 2002 reflects $1.5 million of preferred stock issued in 2002, $2.5 million of common stock issued in conjunction with the Milne Scali acquisition in April 2002, $2.0 million of earnings recorded in 2002 and $1.1 million in after-tax unrealized holding gains on securities available for sale arising during the period.


Investment Securities Available for Sale. Our investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash-flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements and manage asset diversification. In managing the portfolio, we seek a balance between current income (yield) and future market value volatility, while simultaneously managing credit and liquidity risks. The goal of this process is to maximize our longer-term profitability as well as the economic performance of the portfolio over the long-term.

Investments are centrally managed in order to maximize compliance (Federal laws and regulations place certain restrictions on the amounts and types of investments we may hold) and effectiveness of overall investing activities. The primary goal of our investment policy is to contribute to our overall profitability. The objective is to purchase and own securities and combinations of securities with good risk/reward characteristics. "Good" risk/reward securities are those identified through thorough analysis of the cash flows and potential cash flows as well as market value and potential future market value of the security in question given various interest rate scenarios. Investment strategies are developed in light of a constant view of our overall asset/liability position. As it relates to investment strategies, the focus of our Asset/Liability management committee ("ALCO") is to determine the impact of interest-rate changes on both future income and market value of securities in the portfolio. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for additional information relating to the impact of fluctuating interest rates on our net interest income, including income generated by our investment securities portfolio.

The  following  table  presents  the   composition  of  the   available-for-sale
investment portfolio by major category as of the dates indicated:

                      Investment Portfolio Composition (1)

                                                 December 31,
                      --------------------------------------------------------------------
                              2002                    2001                   2000
                      ---------------------   ---------------------   --------------------
                                   Estimated              Estimated              Estimated
                                     fair                   fair                   fair
                      Amortized     market     Amortized   market      Amortized   market
                         cost       value        cost       value        Cost      value
                      ---------   ---------   ---------   ---------   ---------  ---------
                                                 (in thousands)
U.S. government agency
  mortgage-backed
  securities......... $  47,072   $  47,576   $  42,027   $  41,946   $  44,272  $  44,468
U.S. government
  agency securities..     4,608       5,203       4,396       4,495       4,880      4,890
Collateralized
  mortgage
  obligations........   122,795     124,480     135,423     137,268     164,221    165,404
State and municipal
  bonds..............    27,276      28,815      16,952      17,481      20,782     20,905
Corporate bonds......     1,938       1,998      10,329      10,611      16,968     17,899
                      ---------   ---------   ---------   ---------   ---------  ---------
Total investments.... $ 203,689   $ 208,072   $ 209,127   $ 211,801   $ 251,123  $ 253,566
                      =========   =========   =========   =========   =========  =========
----------------------

(1)  From continuing operations for all periods presented.

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in our investment portfolio at December 31, 2002:

                                      Investment Portfolio - Maturity and Yields
                                                      Maturing
                       ----------------------------------------------------------------------------
                                             After 1 but        After 5 but
                         Within 1 year     within 5 years     within 10 years     After 10 years            Total
                       -----------------  -----------------  -----------------   ------------------   ------------------
                       Amount   Yield(1)   Amount  Yield(1)   Amount  Yield(1)    Amount   Yield(1)    Amount    Yield(1)
                       -------  --------  -------  --------  -------- --------   -------- ---------   --------  ---------
U.S. government
 agency
 mortgage-backed
 securities (2)(3).... $   --        --   $     --       --  $     972    5.97%   $ 46,100    5.70%    $ 47,072     5.70%
U.S. government
 agency
 securities (2).......     --        --        944    11.07%        --       --      3,664    6.03%       4,608     7.06%
Collateralized
 mortgage
 obligations (2)(3)...     --        --      1,864     7.36%     2,892    5.98%    118,039    4.94%     122,795     5.00%
State and municipal
 bonds (2)............      5    13.49%         --        --       501    6.91%     26,770    7.22%      27,276     7.22%
Corporate bonds (2)...     --        --         --        --        --       --      1,938    3.61%       1,938     3.61%
                      -------              -------             -------            --------             --------
Total book value
 of investment
 securities........... $    5    13.49%    $ 2,808     8.61%  $  4,365    6.09%   $196,511    5.44%     203,689     5.49%
                      =======              =======            ========            ========             --------
Unrealized holding
 gain on securities
 available for sale..                                                                                     4,383
                                                                                                       --------
Total investment in
 securities available
 for sale (4)........                                                                                  $208,072     5.38%
                                                                                                       ========
--------------------

(1) Yields include adjustments for tax-exempt income; yields do not reflect changes in fair value that are reflected as a separate component of stockholders' equity (except as noted in (4) below).

(2)  Based on amortized cost/book value.

(3) Maturities of mortgage-backed securities and collateralized mortgage obligations ("CMOs") are based on contractual maturities. Actual maturities may vary because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

(4) Yield reflects changes in fair value that are reflected as a separate component of stockholders' equity.

As of December 31, 2002, we had $208.1 million of available-for-sale securities in the investment portfolio as compared to $211.8 and $253.6 million at December 31, 2001 and 2000, respectively, based on fair value of the securities on those dates. In the process of carrying out the portfolio management process objective to purchase securities and combinations of securities with good economic risk/reward characteristics, we increased U.S. government agency mortgage-backed securities, U.S. government agency securities and state and municipal bonds by $5.6 million, $708,000 and $11.3 million, respectively and decreased CMOs and corporate debt securities by $12.8 and $8.6 million, respectively. The $8.6 million reduction in corporate debt securities during 2002 allowed us to better manage our risk-based capital ratios as such securities are risk-weighted at 100 percent for risk-based capital purposes. Given our earnings in the 2002 third and fourth quarters, and the forecasted level of future earnings, we increased our holdings of state and municipal bonds by $11.3 million in order to increase our level of tax-exempt income in the future. In addition to the role state and municipal bonds play in managing our tax position, state and municipal bonds offer an attractive risk/reward profile particularly when considered in combination with other securities in the portfolio.

In addition, during 2002, mortgage rates declined to their lowest levels in decades. This decrease in mortgage rates increased the level of mortgage refinancing and prepayments for U.S. government agency mortgage-backed securities and CMOs. The ongoing portfolio management process and individual security risk/reward analysis described above led to the sale of individual securities whose forward-looking risk/reward profiles given the lower interest rate and increased prepayment environment were inferior to other securities available for purchase. This analysis and ongoing management of the portfolio's forward looking risk/reward profile resulted in transactions that generated net realized securities gains of $1.9 million during 2002. We cannot guarantee our ability to generate realized gains in the future such as those recognized during the most recent year given the current absolute low level of interest rates. In the future, the risk/reward management process may require us to recognize net realized losses in order to optimize the forward-looking profile of the portfolio.

As part of the strategic shift in the earning asset mix from investment securities to loans in 2001, we decreased our holdings in CMOs, corporate bonds and state and municipal bonds by $28.1, $7.3 and $3.4 million, respectively.

In addition, as a result of 475 basis points of monetary easing over the course of 2001, the yield curve experienced a significant downward shift and increase in slope relative to 2000. The ongoing portfolio management process and individual security risk/reward analysis described above led to the sale of individual securities whose forward-looking risk/reward profile given various interest rate scenarios was inferior to other securities available for purchase. The need to optimize the risk/reward profile of the portfolio as a whole in addition to the reduction in the portfolio size as more earning assets were shifted to loans resulted in transactions that generated net realized securities gains of $1.4 million. We cannot guarantee our ability to generate realized gains in the future such as those recognized during the most recent two years given the current absolute low level of interest rates. In the future, the risk/reward management process may require us to recognize net realized losses in order to optimize the forward-looking profile of the portfolio.

During 2000, we had increased our holdings in CMOs, U.S. government agency mortgage-backed securities and corporate bonds by $70.4, $18.2 and $17.9 million, respectively as part of our strategy to increase our earning asset portfolio by purchasing investment securities primarily funded through FHLB borrowings. The portfolio management process, investment objectives, and risk/reward  analysis  described  above  led  the  increase  in  the  investment portfolio to be over-weighted toward CMOs due to their risk/reward characteristics. In addition, over the course of 2000, principal cash flows were primarily reinvested in CMOs because they offered a better risk/reward profile (due to the structure of the CMO cash flows) relative to mortgage-backed securities.

At December 31, 2002, we held no securities of any single issuer, other than U.S. government agency securities and agency mortgage-backed securities and CMOs, that exceeded ten percent of stockholders' equity. A significant portion of our investment securities portfolio (approximately 85 percent at December 31, 2002) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Federal Reserve Bank and Federal Home Loan Bank Stock. Our equity securities consisted of $1.2 million, $849,000 and $759,000 of Federal Reserve Bank ("FRB") stock at December 31, 2002, 2001 and 2000, respectively and $5.8, $6.5 and $8.9 million of FHLB stock at December 31, 2002, 2001 and 2000, respectively. Our holdings in FRB stock have increased due to the amount of capital stock issued by the Bank. Our holdings in FHLB stock fluctuate due to the level of FHLB advances outstanding. From 2000 to 2002, our investment in FHLB stock has decreased as we reduced our usage of FHLB advances.

Loan Portfolio. The banking segment's primary source of income is interest earned on loans. Net loans increased $37.2 million, or 13 percent, to $330.8 million at December 31, 2002 as compared to $293.6 million at December 31, 2001. In 2001, net loans increased $44.4 million, or 18 percent, as compared to December 31, 2000. The following table presents the composition of our loan portfolio as of the dates indicated:

                            Loan Portfolio Composition (1)
                                                       December 31,
                        -------------------------------------------------------------------------------------
                            2002            2001             2000                1999             1998
                        ---------------- ---------------- ----------------- ---------------- ----------------
                         Amount     %     Amount     %     Amount     %      Amount     %     Amount     %
                        -------- ------- -------- ------- -------- -------- -------- ------- -------- -------
                                               (dollars in thousands)
Commercial and
 industrial ........... $ 94,075   28.4  $103,883   35.4  $109,335    43.9  $108,593   43.2  $107,886   44.2
Real estate mortgage...  147,825   44.7   123,727   42.1    85,082    34.1    88,251   35.1    76,692   31.4
Real estate
 construction..........   62,926   19.0    34,225   11.7    21,879     8.8    15,684    6.3    20,831    8.5
Agricultural...........   18,023    5.5    19,069    6.5    15,016     6.0    15,906    6.3    19,777    8.1
Consumer/other.........    8,227    2.5     9,953    3.4    11,552     4.6    14,559    5.8    14,761    6.1
Lease financing........    5,584    1.7     7,578    2.6    10,154     4.1    11,214    4.5     7,422    3.0
                        -------- ------- -------- ------- -------- -------- -------- ------- -------- -------
Total principal
 amount of loans.......  336,660  101.8   298,435  101.7   253,018   101.5   254,207  101.2   247,369  101.3
Unearned income and
 net unamortized
 deferred fees and
 costs.................    (866)  (0.3)     (511)  (0.2)     (265)   (0.1)     (198)  (0.1)     (188)  (0.1)
                        -------- ------- -------- ------- -------- -------- -------- ------- -------- -------
Loans, net of
 unearned income
 and unamortized
 fees and costs......... 335,794  101.5   297,924  101.5   252,753   101.4   254,009  101.1   247,181  101.2
Less allowance for
  credit losses......... (5,006)  (1.5)   (4,325)  (1.5)   (3,588)   (1.4)   (2,872)  (1.1)   (2,854)  (1.2)
                        -------- ------- -------- ------- -------- -------- -------- ------- -------- -------
Net loans...........    $330,788 100.00  $293,599 100.00  $249,165  100.00  $251,137  100.0  $244,327  100.0
                        ======== ======= ======== ======= ======== ======== ======== ======= ======== =======
---------------------

(1)  From continuing operations for all periods presented.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in our loan portfolio. Significant changes are discussed in lettered explanations below the table:

                    Change in Loan Portfolio Composition (1)

                                            Increase (Decrease)
                               -----------------------------------------------
                                    2002 - 2001              2001 - 2000
                               ----------------------    ---------------------
                                   $           %             $          %
                               -----------  ---------    ----------  ---------
                                           (dollars in thousands)
Commercial and industrial.....  $ (9,808)       (9)%     $ (5,452)       (5)% (a)
Real estate mortgage..........     24,098        19%        38,645        45% (b)
Real estate construction......     28,701        84%        12,346        56% (c)
Agricultural..................    (1,046)       (5)%         4,053        27%
Consumer/other................    (1,726)      (17)%       (1,599)      (14)%
Lease financing...............    (1,994)      (26)%       (2,576)      (25)%
                               -----------               ----------
Total principal amount of
  loans.......................     38,225        13%        45,417        18%
Unearned income/unamortized
  fees and costs..............      (355)      (69)%         (246)      (93)%
                               -----------               ----------
Loans, net of unearned
  income/unamortized fees
  and costs................        37,870        13%        45,171        18%
Allowance for credit losses         (681)      (16)%         (737)      (21)%
                               -----------               ----------
Net Loans..................      $ 37,189        13%      $ 44,434        18% (d)
                               ===========               ==========
--------------------

(1)  From continuing operations for all periods presented.

(a) Commercial and industrial loans. In addition to general pay-down of loans in the ordinary course of business, the decreases in 2002 and 2001 are attributable to a number of commercial loan pay-offs in the portfolio of a former loan officer operating in the Minneapolis market.

(b) Real estate mortgage loans. The increase in 2002 is attributable to continued commercial real estate loan growth primarily in the Arizona and Minnesota markets. The increase in 2001 is attributable to commercial real estate loan volume generated out of the Arizona, Minnesota and North Dakota markets.

(c) Real estate construction loans. The increase in 2002 is attributable to continued commercial real estate construction loan growth primarily in the Arizona and Minnesota markets. The increase in 2001 is also attributable to real estate construction loans generated primarily in the Arizona and Minnesota markets.

(d) Net loans. During 2002, we increased net loans $37.2 million or 13 percent. We were able to fund these loans primarily due to deposit growth originating from the Arizona and Minnesota markets. During 2001, we increased our net loans $44.4 million or 18 percent as part of a strategic shift in the earning asset mix from investment securities to loans, primarily commercial real estate and construction loans.

While  prospects  for  continued  loan growth  appear  favorable  in some of our markets, future loan growth potential is subject to volatility. Our loan portfolio is concentrated in commercial, industrial and real estate loans and we have credit concentrations in certain industries (see "-Concentrations of Credit") and certain geographical concentrations that relate to our primary market areas. A downturn in certain sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and impact the borrowers' abilities to repay their loans, while also decreasing our net interest margin. Taking a conservative posture relative to credit underwriting, we believe, is a prudent course of action, especially during slowing economic times. We believe it is in our best interest and in the interest of our shareholders to focus attention on our quality customer relationships and to avoid growth in other than high-quality credit during these uncertain times. We cannot predict with any degree of certainty the full impact of current or future economic conditions on our ability to generate loan volume or the ultimate impact of economic conditions on our currently existing portfolio of loans. See "Factors That May Affect Future Results of Operations" included under Item 1 of Part I.

Credit Policy, Underwriting, Approval and Review Procedures. We follow a uniform credit policy that sets forth underwriting and loan administration criteria. The Board of Directors (the "Board") establishes our loan policy, including lending guidelines for the various types of credit we offer based upon the recommendations of senior lending management. Credit committees may be established at either the Bank or corporate level. Our loan policy is reviewed and reaffirmed by the Board at least annually.

We delegate lending decision authority among various lending officers and the credit committees based on the size of the customer's credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Board on a quarterly basis for summary review. Any exceptions to loan policies and guidelines, to the extent the credit relationship amount exceeds individual loan officer lending authorities, are subject to special approval by the Bank's Chief Credit Officer or the appropriate credit committee.

Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral. In underwriting commercial loans, we emphasize the borrower's earnings history, capitalization and secondary sources of repayment. In most instances, we require third party guarantees or highly liquid collateral.

Our credit administration function includes an internal loan review department that reviews established levels of our loan portfolio on a continuous basis. Loan review personnel are not involved in any way in the credit underwriting or approval process. Additionally, our lenders, loan review staff, Chief Credit Officer, loan committees and various management team members review credit-related information monthly. Such information includes, but may not be limited to, delinquencies, classified and nonperforming assets, and other information, in order to evaluate credit risk within our credit portfolio and to review and establish the adequacy of the allowance for credit losses.

Loan Participations. Pursuant to our lending policy, loans may not exceed 85 percent of the Bank's legal lending limit (except to the extent collateralized by U.S. Treasury securities or Bank deposits and, accordingly, excluded from the Bank's legal lending limit). To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Bank sells loan participations to outside participants without recourse. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:

        Loan Participations Sold (1)

                December 31,
     -----------------------------------
               (in thousands)
        2002...........       173,895
        2001...........       208,975
        2000...........       187,773
        1999...........       118,463
        1998...........        56,700

----------------------

(1)  From continuing operations for all periods presented.

The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. Many of the loans sold by the Bank are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing rights and/or future interest income retained by the Bank. We cannot reliably predict our ability to continue to generate or sell loan participations in future periods or the terms of any such sales.

Concentrations of Credit. Our credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2002 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2002, we identified three concentrations of loans exceeding ten percent of total loans and loan commitments outstanding. These concentrations were in real estate, construction and lodging places, which represented 26.7, 15.8 and 11.7 percent, respectively, of total loans and loan commitments outstanding.

The real estate loans and commitments were extended to 138 customers who are diversified across our market areas and who can be generally categorized as indicated below:

                                                      Percent of total
                                                         outstanding
                                         Number of     loans and loan
                                         customers      commitments
                                       -------------   --------------
Non-residential and apartment
  building operators,
  developers and lessors of
  real property....................             75            17.8%
Real estate holding companies......             63             8.9%
                                       -------------   --------------
     Total.........................            138            26.7%
                                       =============   ==============

Loans and commitments in the construction category were extended to 58 customers who are located primarily in Minnesota, Iowa, North Dakota and South Dakota and who can be generally categorized as indicated below:

                                                      Percent of total
                                                        outstanding
                                         Number of     loans and loan
                                         customers       commitments
                                       --------------  --------------
General building contractors.......             30            13.6%
Heavy construction, excluding
  building.........................             10              .8%
Special trade contractors..........             18             1.4%
                                       -------------   --------------
     Total.........................             58            15.8%
                                       =============   ==============

The contractors are involved in various aspects of the construction industry, including highway and street construction, water/sewer drilling, plumbing, heating and air conditioning, commercial painting, electrical, concrete and excavating and foundation contractors. Loans in this category are secured, in many cases, by construction equipment.

The lodging loans and commitments were extended to 18 customers whose properties are located throughout the United States. Loans in this category are made primarily to borrowers that have seasoned hotel portfolios and that are well diversified by location, property type and chain.

We continually monitor industry and other credit concentrations as part of our credit risk management strategies. In cases where significant concentrations exist without sufficient diversification and other mitigating factors, we generally sell loans without recourse to outside financial institutions (see "-Loan Participations").

Agricultural Loans. Our agricultural loan portfolio totals approximately $18.0 million, or 5.5 percent of total loans. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. The majority of our agricultural loans are extended to borrowers located in North Dakota, and are diversified over several counties. As of December 31, 2002, there were no agricultural loans classified as nonperforming.

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of our portfolio as of December 31, 2002. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                             Maturities of Loans (1)

                                          Over 1 year
                                         through 5 years       Over 5 years
                                       -------------------  ------------------
                              One
                              year       Fixed    Floating   Fixed    Floating
                            or less      rate       rate      rate      rate     Total
                           ---------   --------  ---------  --------- -------- ---------
                                               (in thousands)
Commercial and
  industrial.............. $  65,493   $ 11,248  $  14,388  $  2,158  $   788  $  94,075
Real estate mortgage......    40,402     16,947     51,331    19,701   19,444    147,825
Real estate construction..    48,557      1,895     12,474        --       --     62,926
Agricultural..............    10,159      2,981      2,298       418    2,167     18,023
Consumer/other............     4,412      2,942        625       248       --      8,227
Lease financing...........       646      4,938         --        --       --      5,584
                           ---------   --------  --------- --------- --------  ---------
Total principal amount of
  loans................... $ 169,669   $ 40,951  $  81,116  $ 22,525 $ 22,399  $ 336,660
                           =========   ========  ========= ========= ========  =========
--------------------

(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding repricing of loans and other assets.

Interest Rate Caps and Floors. From time to time we may use off-balance-sheet instruments, principally interest rate caps and floors, to adjust the interest rate sensitivity of on-balance-sheet items, including loans. At January 1, 2001, we had an interest rate floor contract that qualified as a cash flow hedge of interest rate risk associated with floating rate commercial loans under SFAS
133. The floor contract was sold during 2001. See -"Liquidity, Market and Credit Risk," Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments and currently outstanding instruments.

Nonperforming Loans and Assets. Nonperforming loans consists of loans 90 days or more delinquent and still accruing interest, nonaccrual and restructured loans. Other nonperforming assets includes other real estate owned and repossessed assets. Our lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Officers are expected to maintain loan quality and deal with credit issues in a timely and proactive manner. Loan officers are responsible for regular reviews of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by our loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the Board receives a listing of all such loans on a quarterly basis.

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:

                            Nonperforming Assets (1)

                                                      December 31,
                                     ------------------------------------------------
                                       2002      2001      2000      1999     1998
                                     --------  --------  --------  --------  --------
                                                 (dollars in thousands)
Nonperforming loans:
   Loans 90 days or more delinquent
     and still accruing interest.... $  5,081  $    983  $    221  $     22  $    307
   Nonaccrual loans (2) (3).........    2,549     3,391       343     1,620     2,042
   Restructured loans (2) (3).......       --         5        16        16        44
                                     --------  --------  --------  --------  --------
      Total nonperforming loans.....    7,630     4,379       580     1,658     2,393
   Other real estate owned and
     repossessed assets.............        8        70        84     1,207     2,112
                                     --------  --------  --------  --------  --------
      Total nonperforming assets.... $  7,638  $  4,449  $    664  $  2,865  $  4,505
                                     ========  ========  ========  ========  ========
Allowance for credit losses......... $  5,006  $  4,325  $  3,588  $  2,872  $  2,854
                                     ========  ========  ========  ========  ========
Ratio of total nonperforming loans
 to total loans......................   2.27%     1.47%      .23%      .65%      .97%
Ratio of total nonperforming assets
 to total assets.....................   1.27%      .80%      .12%      .64%     1.21%
Ratio of allowance to nonperforming
 loans...............................     66%       99%      619%      173%      119%

--------------------

(1)  From continuing operations for all periods presented.

(2) If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, we would have recognized additional interest income of $236,000, $84,000, $29,000, $112,000 and $49,000 for the
     years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(3) The interest income on nonaccrual and restructured loans actually included in our net income was $1,000, $3,000, $6,000, $29,000 and $175,000 for the
     years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

Loans 90 days or more delinquent and still accruing interest include loans over 90 days past due which we believe, based on our specific analysis of the loans, do not present doubt about the collection of interest and principal in accordance with the loan contract. Loans in this category must be well secured and in the process of collection. Our lending and management personnel monitor these loans closely. Included in this category at December 31, 2002 was a $5.0 million loan which was past due 91 days and still accruing interest. See further discussion of this credit below.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings. Of the $2.5 million of loans included in the nonaccrual loan category at December 31, 2002, $2.3 million relates to two commercial customers. One of these relationships, with total outstanding loans of $528,000, is partially guaranteed by the Small Business Administration.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at December 31, 2002.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred.

Our ratios of total nonperforming loans to total loans and total nonperforming assets to total assets increased between December 31, 2001 and December 31, 2002. The ratio of the allowance for credit losses to nonperforming loans decreased between December 31, 2001 and December 31, 2002. This ratio at December 31, 2002 was 66 percent as compared to 99 percent at December 31, 2001. This decrease (and the increase in the other asset quality ratios mentioned above) is primarily attributable to the $5.0 million commercial credit in the category loans past due 90 days and still accruing interest at December 31, 2002. Subsequent to December 31, 2002, this loan was placed on nonaccrual; however, at December 31, 2002, and currently, based on the most current appraisal of the property, the loan appears to be sufficiently collateralized. Based on appraised value combined with additional guarantor support, we expect to collect the full principal balance outstanding. On April 24, 2003, the Company expects to take title of the property and will thereafter begin the process of selling the property. Allowing for timing required for full resolution of the credit, we feel that the amount of the allowance for credit losses allocated to this loan is sufficient given the facts and circumstances surrounding the status of the credit both at December 31, 2002 and at present. Without this credit in the nonperforming category, the ratio of the allowance for credit losses to nonperforming loans at December 31, 2002 would have been 190 percent.

Potential Problem Loans. In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events, it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. We generally consider all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Impaired loans at December 31, 2002, not including the past due, nonaccrual and restructured loans reported above, totaled $5.8 million. A significant portion of these loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Allowance for Credit Losses. Credit risk is the risk of loss from a customer default. We have in place a process to identify and manage our credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, internal credit review, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and special procedures for collection of problem loans and leases. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. As discussed previously, the determination of the allowance for credit losses is a critical accounting policy, which involves estimates and our judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general and economic conditions. We consider the allowance for credit losses of $5.0 million adequate to cover losses inherent in the loan and lease portfolio as of December 31, 2002. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and our ongoing credit review process, will not require significant increases in the allowance for credit losses. A protracted economic slowdown and/or a decline in commercial, industrial or real estate segments may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss. See Notes 1 and 7 to the Consolidated Financial Statements included under Item 8 and "-Critical Accounting Policies" for further information concerning accounting policies associated with the allowance for credit losses.

We maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, we evaluate the allowance necessary for specific nonperforming loans and also estimate losses in other credit exposures. The resultant three allowance components are specific reserves, reserves for homogeneous loan pools and a qualitative reserve. These components are fully described under "Critical Accounting Policies."

Continuous credit monitoring processes and the analysis of loss components is the principal method we rely upon to ensure that changes in estimated credit loss levels are reflected in our allowance for credit losses on a timely basis. We also consider experience of peer institutions and regulatory guidance in addition to our own experience.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for credit losses is highly dependent upon our estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through the application of the above processes and those discussed below in the "Critical Accounting Policies" section.

At year end 2002, our total allowance was $5.0 million which equates to approximately 5.6 and 4.6 times the average charge-offs for the last three and five years, respectively, and 7.6 and 5.7 times the average net charge-offs for the same three-and five-year periods, respectively. Because historical charge-offs are not necessarily indicative of future charge-off levels, we also give consideration to other risk indicators when determining the appropriate allowance level. Those risk factors have been summarized above. Our charge-off policy is generally consistent with regulatory standards.

Our Chief Credit Officer and Vice President-Internal Audit/Credit Review have the primary responsibility of affirming our systematic allowance methodology, performing credit loss migration analyses and assessing the allowance components in relation to estimated and actual charge-off trends. This analysis is presented to members of management who are responsible for assessing and reporting on the appropriateness of the allowance for credit losses as well as recommending revisions to our methodology for determining the adequacy of the allowance as they become necessary.

Concentrations of credit risk are discussed under "-Concentrations of Credit." Concentrations exist in real estate, construction and lodging places loans and commitments. Additionally, a geographic concentration of credit risk also arises because we have historically operated primarily in the upper Midwest with 69 percent of loans outstanding as of December 31, 2002 having been extended to customers in Minnesota, North Dakota and South Dakota. As of December 31, 2002, 26 percent of our loans had been extended to customers in Arizona. Other groups of credit risk may not constitute a significant concentration, but are analyzed based on other evident risk factors for the purpose of determining an adequate allowance level.

Nonperforming and potential problem loans are defined and discussed under "-Nonperforming Loans and Assets" and "-Potential Problem Loans." Many of these loans are specifically analyzed for purposes of determining the adequacy of the allowance for credit losses.

Estimating the risk and amount of loss on any loan is subjective and ultimate losses may vary from current estimates. Although we believe that the allowance for credit losses is adequate to cover probable losses in the loan and lease portfolio, there can be no assurance that the allowance will prove sufficient to cover actual credit losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance for credit losses. Such agencies may require us to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examination.

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

                   Analysis of Allowance for Credit Losses (1)
                                              For the Years ended December 31,
                                       ----------------------------  --------  --------
                                         2002      2001      2000      1999      1998
                                       --------  --------  --------  --------  --------
                                                  (dollars in thousands)
Balance of allowance for credit
 losses, beginning of period.......... $  4,325  $  3,588  $  2,872  $  2,854  $  2,919
                                       --------  --------  --------  --------  --------
Charge-offs:
   Commercial and industrial..........      408       542       574     1,090     1,316
   Real estate mortgage...............        9        99        58        10        66
   Agricultural.......................       --        --        16        35        --
   Consumer/other.....................       75       213        39       137        73
   Lease financing....................      165       411        68        18        --
                                       --------  --------  --------  --------  --------
      Total charge-offs...............      657     1,265       755     1,290     1,455
                                       --------  --------  --------  --------  --------
Recoveries:
   Commercial and industrial..........       86       140       100        86       151
   Real estate mortgage...............        8        30        96         1        26
   Agricultural.......................        4         1        33        --        --
   Consumer/other.....................       11       132        25        71        12
   Lease financing....................       27        --        15        12        --
                                       --------  --------  --------  --------  --------
      Total recoveries................      136       303       269       170       189
                                       --------  --------  --------  --------  --------
Net charge-offs.......................    (521)     (962)     (486)   (1,120)   (1,266)
Provision for credit losses charged
 to operations........................    1,202     1,699     1,202     1,138     1,201
                                       --------  --------  --------  --------  --------
Balance of allowance for credit
 losses, end of period................ $  5,006  $  4,325  $  3,588  $  2,872  $  2,854
                                       ========  ========  ========  ========  ========
Ratio of net charge-offs to average
 loans...............................    (.17%)    (.33%)    (.20%)    (.46%)    (.54%)
                                       ========  ========  ========  ========  ========
Average gross loans outstanding
 during the period.................... $307,227  $293,716  $244,526  $246,148  $234,342
                                       ========  ========  ========  ========  ========
Ratio of allowance for credit losses
 to total loans.......................    1.49%     1.45%     1.42%     1.13%     1.15%
                                       ========  ========  ========  ========  ========
Ratio of allowance for credit losses
 to nonperforming loans...............      66%       99%      619%      173%      119%
                                       ========  ========  ========  ========  ========
--------------------------

(1)  From continuing operations for all periods presented.

Our ratio of allowance for credit losses to nonperforming loans decreased from 99 percent at December 31, 2001 to 66 percent at December 31, 2002. See "-Nonperforming Loans and Assets" for a discussion of the specific loan responsible for this decrease and the facts and circumstances surrounding the status of the loan.

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

                                 Allocation of the Allowance for Loan Losses (1)
                                                     December 31,
               -------------------------------------------------------------------------------------------------------------------
                         2002                   2001                    2000                  1999                    1998
               ----------------------- ---------------------- ---------------------- ---------------------- ----------------------
                          Loans in                Loans in               Loans in               Loans in              Loans in
                         category as a          category as a          category as a           category as a         category as a
                Amount    percentage    Amount   percentage    Amount    percentage   Amount    percentage   Amount   percentage
                  of       of total      of       of total      of       of total      of       of total      of      of total
               Allowance  gross loans  Allowance gross loans  Allowance gross loans  Allowance gross loans Allowance gross loans
               --------- ------------- --------- ------------ --------- ------------ --------- ----------- --------- -------------
                                        (dollars in thousands)
Commercial
 and
 industrial....$  2,344         28%    $   2,586       34%    $   2,066       42%    $   1,356        43%   $  1,155       44%
Real estate
 mortgage......   1,836         44%        1,038       42%          702       34%          712        35%        667       31%
Real estate
construction...     398         19%          137       11%          112       10%          151         6%        129        8%
Agricultural...     231          5%          267        6%          342        6%          220         6%        252        8%
Consumer/other.      85          2%          118        5%          128        5%          138         6%        217        6%
Lease
 financing.....     112          2%          179        2%          145        3%           88         4%        133        3%
Unallocated....      --          0%           --        0%           93        0%          207         0%        301        0%
               --------- ------------- --------- ------------ --------- ------------ --------- ----------- --------- -----------
Total..........$  5,006        100%    $   4,325      100%    $   3,588      100%    $   2,872       100%  $   2,854      100%
               ========= ============= ========= ============ ========= ============ ========= =========== ========= ===========
-----------------------

(1)  From continuing operations for all periods presented.

Deposits. Our core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, money market deposit accounts, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over and public funds. Total deposits were $398.2 million at December 31, 2002 compared with $375.3 and $330.9 million at December 31, 2001 and 2000, respectively. We use these deposits, along with other borrowed funds, to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations-Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                     Average Deposits and Deposit Costs (1)

                                          For the Years Ended December 31,
                       -------------------------------------------------------------------------------
                                2002                        2001                        2000
                       ------------------------  -------------------------  --------------------------
                                Percent   Wgtd.            Percent   Wgtd.            Percent   Wgtd.
                        Average   of      avg.    Average    of      avg.    Average    of      avg.
                        balance deposits  rate    balance  deposits  rate    balance  deposits  rate
                       -------- --------  -----  --------  --------  -----  --------  --------  ------
                                               (dollars in thousands)
Interest checking and
 MMDAs................ $174,108   44.51%  1.64%  $147,775    41.92%  3.16%  $130,007    40.98%   5.37%
Savings deposits......    4,511    1.15%  0.86%     3,758     1.07%  1.49%     4,042     1.27%   2.08%
Time deposits (CDs):
CDs under $100,000....  104,964   26.83%  3.88%    98,639    27.99%  5.35%   101,624    32.04%   5.68%
CDs $100,000 and over.   73,639   18.83%  4.46%    73,806    20.94%  5.76%    54,592    17.21%   5.98%
                       -------- --------         --------  --------         --------  --------
Total time deposits...  178,603   45.66%  4.12%   172,445    48.93%  5.52%   156,216    49.25%   5.78%
                       -------- --------         --------  --------         --------  --------
Total interest-bearing
 deposits.............. 357,222   91.32%  2.87%   323,978    91.92%  4.40%   290,265    91.50%   5.52%
Noninterest-bearing
  demand deposits.....   33,951    8.68%     --    28,474     8.08%     --    26,953     8.50%      --
                       -------- --------         --------  --------         --------  --------
Total deposits........ $391,173  100.00%  2.62%  $352,452   100.00%  4.04%  $317,218    100.0%   5.07%
                       ======== ========         ========  ========         ========  ========
--------------------

(1)  From continuing operations for all periods presented.

At times earning asset growth can outpace core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "-Borrowed Funds." This trend has been common in the banking industry because of the proliferation of non-bank competitors and the multitude of financial and investment products available to customers as well as the need to utilize such funds in the process of our overall balance sheet management. At times, access to brokered and out of market deposits is available at maturities and rates more favorable than those available in our local markets. As of December 31, 2002, we held a total of $27.3 million of national market certificates of deposit and $31.4 million of certificates of deposit acquired through brokers. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. Our Bank was well capitalized at December 31, 2002. See "Capital Resources and Expenditures" and Note 18 to the Consolidated Financial Statements included under Item 8 for a summary of the capital status of the Bank.

Time deposits in denominations of $100,000 and more totaled $64.9 million at December 31, 2002 as compared to $79.0 and $59.1 million at December 31, 2001 and 2000, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2002:

                               Time Deposits of $100,000 and Over
                                         (in thousands)
        Maturing in:
        3 months or less.................... $    9,655
        Over 3 months through 6 months......     11,725
        Over 6 months through 12 months.....     15,797
        Over 12 months......................     27,728
                                             ----------
           Total............................ $   64,905
                                             ==========

Borrowed Funds. We use short-term borrowings, FHLB advances and long-term borrowings to support our asset base. Short-term borrowings include Federal funds purchased and U.S. Treasury tax and loan note option accounts and securities sold under agreements to repurchase. At December 31, 2002, short-term borrowings were $28.1 million compared to $760,000 at December 31, 2001 and $33.2 million at December 31, 2000.

The following table provides a summary of our short-term borrowings and related cost information as of, or for the periods ended, December 31:

                            Short-Term Borrowings (1)

                                                      2002      2001      2000
                                                    --------  --------  --------
                                                         (dollars in thousands)
Short-term borrowings outstanding
  at period end....................................  $28,120   $   760   $33,228
Weighted average interest rate at period end.......    1.48%     2.53%     6.45%
Maximum month-end balance during the period........  $28,120   $39,924   $37,324
Average borrowings outstanding for the period......  $ 7,799   $10,206   $ 3,459
Weighted average interest rate for the period......    1.81%     4.32%     6.76%

---------------------
(1)  From continuing operations for all periods presented.

Note 11 to the Consolidated Financial Statements included under Item 8 summarizes the general terms of our short-term borrowings outstanding at December 31, 2002 and 2001, including interest rates, maturity dates, weighted average yields and other applicable terms.

FHLB advances totaled $97.2, $117.2 and $117.2 million at December 31, 2002, 2001 and 2000, respectively while long-term borrowings totaled $8.6 million, $13,000 and $12.6 million, respectively, for the same periods.

Notes 12 and 13 to the Consolidated Financial Statements included under Item 8 summarize the general terms of our FHLB advances and long-term borrowings at December 31, 2002 and 2001, including interest rates, maturity dates, weighted average yields and other applicable terms.

During 2002, $20.0 million of our FHLB advances matured and were not replaced due to the availability of other funding sources. Also during 2002, we incurred $8.5 million of long-term debt in conjunction with the acquisition of Milne Scali.

During 2001, we purchased and retired $82,000 of our 8 5/8 percent subordinated notes due May 31, 2004 ("the Notes") at a discount using cash generated from the sale of our asset-based lending subsidiary, BNC Financial Corporation, Inc. which was sold on December 31, 1999. On August 31, 2001, we redeemed the remaining $12.6 million of the Notes at par through exercise of our call option on the Notes. The remaining $12.6 million of the Notes were redeemed using a portion of the cash generated from the issuance of subordinated debentures through the establishment of BNC Statutory Trust II (see "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and Note 14 to the Consolidated Financial Statements included under Item 8 for further discussion of our subordinated debenture issuances). The transactions and redemption of the Notes during 2001 resulted in an extraordinary loss of $134,000 ($0.06 per diluted share) net of income taxes of ($70,000).

Interest Rate Caps and Floors. From time to time we may use off-balance-sheet instruments, principally interest rate caps and floors, to adjust the interest rate sensitivity of on-balance-sheet items, including borrowings. During May and June 2001, we purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities and $20.0 million of 5.50 percent contracts having five-year original maturities. The contracts, classified as other assets, are reflected in our December 31, 2002 consolidated balance sheet at their then combined fair value of $136,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 31, 2002 and 2001, the impact of marking the contracts to market (reflected in the consolidated income statements as an increase in interest expense on borrowings) was $779,000 and $331,000, respectively. The fair value of $136,000 as of December 31, 2002 reflects the full extent of the potential loss on the contracts should further write downs to fair value be required. See -"Liquidity, Market and Credit Risk," Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments.

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. In July 2000, we established a special purpose trust for the purpose of issuing $7.5 million of fixed rate subordinated debentures. The subordinated debentures qualify as Tier 1 capital up to certain limits with the balance qualifying as Tier 2 capital up to certain limits. See Note 14 to the Consolidated Financial Statements included under Item 8 for a complete description of the fixed rate subordinated debentures.

In July 2001, we established an additional special purpose trust for the purpose of issuing $15.0 million of floating rate subordinated debentures. The subordinated debentures qualify as Tier 1 capital up to certain limits with the balance qualifying as Tier 2 capital up to certain limits. We used $12.6 million of the proceeds from the subordinated debentures issued in 2001 to retire the remaining $12.6 million of our 8 5/8 percent subordinated notes due May 31, 2004 through the exercise of the call option on the notes. See Note 14 to the Consolidated Financial Statements included under Item 8 for a complete description of the floating rate subordinated debentures.

Capital Resources and Expenditures. We actively monitor compliance with bank regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Note 18 to the Consolidated Financial
Statements included under Item 8 includes a summary of the risk-based and leverage capital ratios of BNCCORP and its subsidiary banks as of December 31, 2002 and 2001, including the capital ratios and capital amounts necessary to be considered "well capitalized" under prompt corrective action regulatory provisions and adequately capitalized for capital adequacy purposes. As of each of those dates, BNCCORP and the Bank(s) exceeded capital adequacy requirements and the Bank(s) were considered "well capitalized" under prompt corrective action provisions.

The capital ratios of the Company and the Bank(s) were as follows as of those dates:

                                  Tier 1        Total
                                  Risk-         Risk-        Tier 1
                                  Based         Based       Leverage
      As of December 31, 2002     Ratio         Ratio        Ratio
                                -----------   -----------  -----------
BNCCORP, consolidated.........      5.92%         9.53%        4.46%
BNC National Bank.............      9.29%        10.45%        7.00%

     As of December 31, 2001

BNCCORP, consolidated.........      8.87%        12.96%        6.33%
BNC National Bank.............      9.96%        11.01%        6.96%
BNC National Bank of Arizona..     21.70%        22.93%       20.10%

Our consolidated capital ratios declined from December 31, 2001 to December 31, 2002 largely due to the intangible assets acquired in the Milne Scali acquisition. Intangible assets are direct deductions from Tier 1 capital. Our equity capital increased from $29.0 million at December 31, 2001 to $35.0 million at December 31, 2002. This increase was attributable to the issuance of $2.5 million of common stock in the Milne Scali acquisition, the issuance of $1.5 million of noncumulative perpetual preferred stock and earnings of $2.0 million. Additionally, as Tier 1 capital increases, a larger proportion of our subordinated debentures qualify for Tier 1 capital ($9.7 million at December 31, 2001 and $11.7 million at December 31, 2002). The remaining subordinated debentures qualify as Tier 2 capital. The increase in equity capital and the resultant increase in Tier 1 capital was more than offset by the increase in intangible assets of $18.9 million between December 31, 2001 and December 31, 2002. In spite of this increase in intangible assets, our consolidated and bank capital ratios at December 31, 2002 met all regulatory requirements.

During 2002, the Company initiated construction of an office building at 17045 North Scottsdale Road, Scottsdale, Arizona. Total cost for the building, including furniture and equipment is estimated at $1.8 million. We expect construction to be completed during 2003 and the project is being funded through cash generated from operations. The Company also plans to purchase the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona for its appraised price of $3.9 million during the first quarter of 2003. The purchase will be funded through cash generated from operations. There are no other major capital expenditures anticipated during the remainder of 2003 as we expect our current facilities, along with the construction of the facility in Scottsdale, to be sufficient for operating purposes.

Off-Balance Sheet Arrangements. In the normal course of business, we are a party to various financial instruments with off-balance sheet risk, primarily to meet the needs of our customers as well as to manage our interest rate risk. These instruments, which we issue for purposes other than trading, carry varying degrees of credit, interest rate or liquidity risk in excess of the amount reflected in the consolidated balance sheets. We also have entered into certain guarantee arrangements that are also not reflected in the consolidated balance sheets. Notes 20 and 21 to the Consolidated Financial Statements included under
Item 8 of Part II include a summary of our off-balance sheet arrangements and guarantees.

Contractual Obligations, Contingent Liabilities and Commitments. As disclosed in the Notes to the Consolidated Financial Statements included under Item 8, we have certain obligations and commitments to make future payments under contracts. At December 31, 2002, the aggregate contractual obligations (excluding bank deposits) and commercial commitments were as follows (in thousands):

                                                  Payments due by period
                                   ---------------------------------------------------
                                     Less
Contractual Obligations:             than 1    1 to 3     4 to 5    After 5
                                     year      years      years     years      Total
                                   --------  ---------  --------  ---------  ---------

Total borrowings.................. $43,127   $ 28,554   $    --   $ 62,200   $133,881
Annual rental commitments
 under non-cancelable
 operating leases.................   1,421      2,428     1,874      2,025      7,748 (a)
                                   --------  ---------  --------  ---------  ---------
Total............................. $44,548   $ 30,982   $ 1,874   $ 64,225   $141,629
                                   ========  =========  ========  =========  =========

                                       Amount of Commitment - Expiration by Period
                                   ---------------------------------------------------
                                    Less
Other Commercial Commitments:      than 1    1 to 3     4 to 5    After 5
                                    year      years      years     years       Total
                                   --------  ---------  --------  ---------  ---------

Commitments to lend............... $72,405   $ 25,861   $  4,097   $    653  $ 103,016
Standby and commercial letters of
   credit.........................   1,109        143      7,666         --      8,918
                                   --------  ---------  --------  ---------  ---------
Total............................. $73,514   $ 26,004   $ 11,763   $    653  $ 111,934
                                   ========  =========  ========  =========  =========

(a) If the Milne Scali building is purchased during the first quarter of 2003 as anticipated, the amounts presented in this line item would be reduced by $295,000 for the less than 1 year column, $786,000 for the 1 to 3 year column, $786,000 for the 4 to 5 year column and $1.7 million for the after 5 year column.

Liquidity, Market and Credit Risk

Our business activities generate, in addition to other risks, significant liquidity, market and credit risks. Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for further discussion about interest rate risk and its impact on net interest income. Credit risk is the possibility of loss from the failure of a customer to perform according to the terms of a contract. We are a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

     Cash financial instruments, generally characterized as on-balance-sheet items, include investments, loans, mortgage-backed securities, deposits and debt obligations.

     Credit-related financial instruments, generally characterized as off-balance-sheet items, include such instruments as commitments to extend credit, commercial letters of credit and performance and financial standby letters of credit.

     Derivative financial instruments, on-balance-sheet items as of January 1, 2001, include such instruments as interest rate, foreign exchange, commodity price and equity price contracts, including forwards, swaps and options.

Our risk management policies are intended to monitor and limit exposure to liquidity, market and credit risks that arise from each of these financial instruments. See "-Loan Portfolio" for a discussion of our credit risk management strategies.

Liquidity Risk Management. Liquidity risk management encompasses our ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management policies are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The  Consolidated  Statements  of  Cash  Flows  in  the  Consolidated  Financial
Statements included under Item 8 of Part II present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds in terms ranging from overnight to ten years and beyond. Borrowings from the FHLB are generally collateralized by the Bank's mortgage loans and various investment securities. See "-Investment Securities" and Note 12 to the Consolidated Financial Statements included under Item 8 of
Part II. We have also obtained funding through the issuance of Subordinated Notes, subordinated debentures and long-term borrowings. See "-Borrowed Funds," "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and Notes 13 and 14 to the Consolidated Financial Statements included under Item 8 of Part II for further information on these instruments.

The following table sets forth, for the periods indicated, a summary of our major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8 of Part II:

                         Major Sources and Uses of Funds

                                                    For the Years Ended December 31,
                                                   -----------------------------------
                                                       2002      2001         2000
                                                   ----------  ----------  -----------
                                                             (in thousands)
Proceeds from sales of investment securities...... $ 100,651   $ 119,394   $     23,789
Proceeds from maturities of investment
 securities.......................................    50,984      86,414         48,345
Net increase (decrease) in short-term borrowings..    27,360    (32,467)         31,028
Net increase in deposits..........................    21,293      45,505         37,753
Net increase (decrease) in long-term borrowings...     8,548    (13,000)        (1,921)
Proceeds from issuance of preferred stock.........     1,500          --             --
Proceeds from issuance of subordinated
 debentures.......................................        --      14,429          7,220
Proceeds from FHLB advances.......................        --          --      1,159,700
Purchases of investment securities................ (146,985)   (162,321)      (178,827)
Net increase in loans.............................  (35,144)    (53,132)        (7,630)
Repayments of FHLB advances.......................  (20,000)          --    (1,129,000)
Cash paid for acquisition of insurance
 subsidiary.......................................  (13,964)          --             --
Disposition of discontinued Fargo branch..........   (4,365)          --             --

Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers' demands as well as our desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit through national deposit networks.

We measure our liquidity position on a monthly basis. Key factors that determine our liquidity are the reliability or stability of our deposit base, the pledged/non-pledged status of our investments and potential loan demand. Our liquidity management system divides the balance sheet into liquid assets, and short-term liabilities that are assumed to be vulnerable to non-replacement under abnormally stringent conditions. The excess of liquid assets over short-term liabilities is measured over a 30-day planning horizon. Assumptions for short-term liabilities vulnerable to non-replacement under abnormally stringent conditions are based on a historical analysis of the month-to-month percentage changes in deposits. The excess of liquid assets over short-term liabilities and other key factors such as expected loan demand as well as access to other sources of liquidity such as lines with the FHLB, federal funds and those other supplemental sources listed above are tied together to provide a measure of our liquidity. We have a targeted range and manage our operations such that these targets can be achieved. We believe that our prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding policy statement identifies actions to be taken in response to an adverse liquidity event.

As of December 31, 2002, we had established two revolving lines of credit with banks totaling $5.5 million that were not drawn on. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At December 31, 2002, we also had the ability to draw additional FHLB advances of $61.2 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

Forward-Looking Statements

Statements  included  in  Item  7,  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act, as amended and Section 21E of the Exchange Act, as amended. We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional factors that might cause such differences, see Item 1 of Part I, "-Factors That May Affect Future Results of Operations."

Effects of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions are primarily monetary in nature. Therefore, banking organizations do not necessarily gain or lose due to the effects of inflation. Changes in interest rates, which are a major determinant of a financial service organization's profitability, do not necessarily correspond to changes in the prices of goods and services; however, interest rates may change in response to changes in expectations of future inflation. An analysis of a banking organization's asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates and maintain profitability.

The financial statements and supplementary financial data have been prepared, primarily, on a historical basis, which is mandated by accounting principles generally accepted in the United States. Fluctuations in the relative value of money due to inflation or recession are generally not considered.

Recently Issued and Adopted Accounting Pronouncements

Note 1 to the Consolidated Financial Statements included under Item 8 includes a summary of recently issued and adopted accounting pronouncements and their related or anticipated impact on the Company.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes. The following have been identified as "critical accounting policies."

Allowance for Credit Losses. We maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, we evaluate the allowance necessary for specific nonperforming loans and also estimate losses in other credit exposures. The resultant three allowance components are as follows:

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan.

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and using historical loss information estimate a loss reserve for each pool.

     Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographical or industry segments of the portfolio and economic trends in the retail lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience, peer-group loss history and other factors.

Continuous credit monitoring processes and the analysis of loss components is the principal method we rely upon to ensure that changes in estimated credit loss levels are reflected in our allowance for credit losses on a timely basis. We also consider experience of peer institutions and regulatory guidance in addition to our own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for credit losses is highly dependent upon our estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above processes.

As indicated above, we employ a systematic methodology for determining our allowance for credit losses that includes an ongoing review process and quarterly adjustment of the allowance. Our process includes periodic loan-by-loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans and other loans that exhibit indicators of deterioration.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that we believe is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (violent weather, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries in our market areas. Size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.

Our methodology is, and has been, consistently applied. However, as we add new products, increase in complexity and expand our geographical coverage, we will enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. In this regard, we may, if deemed appropriate, engage outside firms to independently assess our methodology. On an ongoing basis we perform independent credit reviews of our loan portfolio. We believe that our systematic methodology continues to be appropriate given our size and level of complexity.

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of December 31, 2002 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Income Taxes. We file consolidated federal and state income tax returns.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Such differences can relate to differences in accounting for credit losses, depreciation timing differences, unrealized gains and losses on investment securities, deferred compensation and leases, which are treated as operating leases for tax purposes and loans for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Re-pricing risk - timing differences in the maturity/re-pricing of assets, liabilities, and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. We have risk management policies to monitor and limit exposure to interest rate risk. To date we have not conducted trading activities as a means of managing interest rate risk. Our asset/liability management process is utilized to manage our interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Our interest rate risk exposure is actively managed with the objective of managing the level and potential volatility of net interest income in addition to the long-term growth of equity, bearing in mind that we will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income and equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining our interest rate risk position within policy guidelines. Using derivative instruments, principally interest rate floors and caps, the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See "-Loan Portfolio-Interest Rate Caps and Floors" "-Borrowings-Interest Rate Caps and Floors" and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for a summary of our accounting policies pertaining to such instruments.

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, interest checking, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their December 31, 2002 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at December 31, 2002 of 4.25 percent to 3.25 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of December 31, 2002, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

The net interest income simulation result for the twelve-month horizon that covers the calendar year of 2003 is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $20.0 million cumulative notional original 3-year interest rate cap positions on 3-month LIBOR with a 4.50 percent strike and the $20.0 million cumulative notional original 5-year interest rate cap positions on 3-month LIBOR with a 5.50 percent strike. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts. See Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 of
Part II for further discussion related to our interest rate caps and accounting policies related to these derivative instruments.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates      -100bp   Unchanged    +100bp     +200bp     +300bp    +400bp
                                ------   ---------   --------   --------   --------  --------

Projected 12-month net
 interest income..............  $ 14,740  $ 16,820   $ 17,255   $ 17,640   $ 18,016  $ 18,133
Dollar change from rates
 unchanged scenario...........  $(2,080)        --   $    435   $    820   $  1,196  $  1,313
Percentage change from rates
 unchanged scenario...........  (12.37)%        --      2.59%      4.88%      7.11%     7.81%

Net benefit/(cost) of
  cumulative $40.0 million
  interest rate caps (1)......  $  (108)  $   (51)   $     48   $    196   $    404  $    706

Total net interest income
 impact with caps.............  $ 14,632  $ 16,769    $17,303   $ 17,836   $ 18,421  $ 18,839
Dollar change from unchanged
 w/caps.......................  $(2,137)        --   $    534   $  1,067   $  1,652  $  2,070
Percentage change from
 unchanged w/caps.............  (12.74)%        --      3.18%      6.36%      9.85%    12.34%
Policy guidelines (decline
 limited to)..................     5.00%        --      5.00%     10.00%     15.00%    20.00%

(1) In May and June 2001, we purchased four interest rate cap contracts on 3-month LIBOR with strikes at 4.50 percent each in the amount of $5.0 million notional with original terms of three years for total notional of $20.0 million. We also purchased four interest rate cap contracts on 3-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional of $20.0 million. See Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further information on accounting policies related to derivative financial investments.

Our rate sensitivity position over the projected twelve-month horizon is asset sensitive. This is evidenced by the projected increase in net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenarios.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the twelve-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the twelve-month period. For example, even though in the -100bp scenario, net interest income declines $2.1 million, or 12.74 percent, from the unchanged scenario, the level of net interest income of $14.6 million is only 1.9 percent below the $14.9 million of net interest income recorded for the year ended December 31, 2002.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/- 100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. If the projected dollars of net interest income over the next twelve-month period are in excess of the Board and ALCO established targets, then the above percentages decline do not apply. However, if the projected percentage declines are within the above guidelines but the projected dollars of net interest income are less than the Board and ALCO established targets, then the ALCO will consider tactics to increase the projected level of dollars of net interest income. A targeted level of net interest income is established and approved by the Board and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

The methodology used in the above net interest income simulation has changed from that we used in 2001. For the simulation presented at December 31, 2001, the projected net interest income in the various interest rate scenarios included planned growth assumptions applied to the various balance sheet planning accounts. The above simulation does not include planned growth assumptions but, rather, assumes a static balance sheet so as to project the interest rate risk to net interest income embedded in the balance sheet existing at December 31, 2002.

Net interest income under the various interest rate scenarios, if presented with planned growth assumptions for 2003 applied to the various balance sheet planning accounts (the methodology presented at December 31, 2001), would result in the following:

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates       -100bp   Unchanged   +100bp    +200bp    +300bp    +400bp
                                --------  ---------  --------  --------  --------  --------

Projected 12-month net
 interest income..............  $ 14,771  $ 17,104   $ 17,460  $ 17,813  $ 18,137  $ 18,168

Dollar change from rates
 unchanged scenario...........  $(2,333)        --   $    356  $    709  $  1,033  $  1,064
Percentage change from rates
 unchanged scenario...........  (13.64)%        --      2.08%     4.15%     6.04%     6.22%

Net benefit/(cost) of
 cumulative $40.0 million
 interest rate caps (1).......  $  (108)  $   (51)   $     48  $    196  $    404  $    706

Total net interest income
 impact with caps.............  $ 14,663  $ 17,053   $ 17,508  $ 18,009  $ 18,541  $ 18,874
Dollar change from unchanged
 w/caps.......................  $(2,390)        --   $    455  $    956  $  1,488  $  1,821
Percentage change from
 unchanged w/caps.............  (14.02)%        --      2.67%     5.61%     8.73%    10.68%
Policy guidelines (decline
 limited to)..................     5.00%        --      5.00%    10.00%    15.00%    20.00%

(1) In May and June 2001, we purchased four interest rate cap contracts on 3-month LIBOR with strikes at 4.50 percent each in the amount of $5.0 million notional with original terms of three years for total notional of $20.0 million. We also purchased four interest rate cap contracts on 3-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional of $20.0 million. See Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further information on accounting policies related to derivative financial investments.

Static gap analysis is another tool that may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth our rate sensitivity position as of December 31, 2002. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                        Interest Sensitivity Gap Analysis

                                       Estimated maturity or repricing at December 31, 2002
                                       ----------------------------------------------------
                                         0-3        4-12       1-5        Over
                                        months     months     years     5 Years     Total
                                       ---------  ---------  --------  ---------  ---------
                                                     (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits with
   banks............................   $     159  $      --  $     --   $      --        159
  Investment securities (1).........      12,952     30,903     89,877     74,340    208,072
  FRB and FHLB Stock................       7,071         --         --         --      7,071
  Fixed rate loans (2)..............      20,389     30,375     34,489     15,774    101,027
  Floating rate loans (2)...........     229,586        624      5,423         --    235,633
                                       ---------  ---------  ---------  ---------  ---------
    Total interest-earning assets...   $ 270,157  $  61,902  $ 129,789  $  90,114  $ 551,962
                                       =========  =========  =========  =========  =========
Interest-bearing liabilities:
  Interest checking and money
   market accounts..................   $ 182,490  $      --  $      --  $      --  $ 182,490
  Savings...........................       5,041         --         --         --      5,041
  Time deposits under $100,000......      15,777     44,528     40,540        602    101,447
  Time deposits $100,000 and over...       9,655     27,522     27,728         --     64,905
  Borrowings........................      38,124      5,003     28,554     62,200    133,881
                                       ---------  ---------  ---------  ---------  ---------
    Total interest-bearing
     liabilities....................   $ 251,087  $  77,053  $  96,822  $  62,802  $ 487,764
                                       =========  =========  =========  =========  =========
Interest rate gap...................
                                       $  19,070  $(15,151)  $  32,967  $  27,312  $  64,198
                                       =========  =========  =========  =========  =========
Cumulative interest rate gap at
 December 31, 2002..................   $  19,070  $   3,919  $  36,886  $  64,198
                                       =========  =========  =========  =========
Cumulative interest rate gap to
total assets........................       3.17%      0.65%      6.12%     10.66%
--------------------

(1) Investment securities are generally reported in the timeframe representing the earliest of repricing date, call date (for callable securities), estimated life or maturity date. Estimated lives of mortgage-backed securities and CMOs are based on published industry prepayment estimates for securities with comparable weighted average interest rates and contractual maturities.

(2) Loans are stated gross of the allowance for credit losses and are placed in the earliest timeframe in which maturity or repricing may occur.

The table assumes that all savings and interest-bearing demand deposits reprice in the earliest period presented, however, we believe a significant portion of these accounts constitute a core component and are generally not rate sensitive. Our position is supported by the fact that aggressive reductions in interest rates paid on these deposits historically have not caused notable reductions in balances.

The table does not necessarily indicate the future impact of general interest rate movements on our net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

Static gap analysis does not fully capture the impact of embedded options, lagged interest rate changes, administered interest rate products, or certain off-balance-sheet sensitivities to interest rate movements. Therefore, this tool generally cannot be used in isolation to determine the level of interest rate risk exposure in banking institutions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of December 31, 2002 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                             Page

Independent Auditors' Report..................................  59

Consolidated Balance Sheets as of
  December 31, 2002 and 2001..................................  60

Consolidated Statements of Income for the years
  ended December 31, 2002, 2001 and 2000......................  61

Consolidated Statements of Comprehensive Income
 for the years ended December 31, 2002, 2001, and 2000........  63

Consolidated Statements of Stockholders' Equity for
 the years ended December 31, 2002, 2001, and 2000............  64

Consolidated Statements of Cash Flows for the
 years ended December 31, 2002, 2001, and 2000................  65

Notes to Consolidated Financial Statements....................  66

                          Independent Auditors' Report


The Board of Directors and Stockholders
BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002.


KPMG LLP


Minneapolis, Minnesota
January 29, 2003


                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)

                                       ASSETS
                                                        2002            2001
                                                  --------------    ------------
CASH AND DUE FROM BANKS..........................   $    16,978      $   16,346
INTEREST-BEARING DEPOSITS WITH BANKS.............           159             126
FEDERAL FUNDS SOLD...............................            --           7,500
                                                  --------------    ------------
     Cash and cash equivalents...................        17,137          23,972
INVESTMENT SECURITIES AVAILABLE FOR SALE.........       208,072         211,801
FEDERAL RESERVE BANK AND FEDERAL HOME
  LOAN BANK STOCK................................         7,071           7,380
LOANS AND LEASES, net............................       335,794         297,924
ALLOWANCE FOR CREDIT LOSSES......................        (5,006)         (4,325)
                                                  --------------    ------------
     Net loans and leases........................       330,788         293,599

PREMISES AND EQUIPMENT, net......................        11,100           9,180
INTEREST RECEIVABLE..............................         2,856           3,008
OTHER ASSETS.....................................         4,119           4,856
GOODWILL.........................................        12,210             437
OTHER INTANGIBLE ASSETS, net.....................         8,875           1,734
ASSETS OF DISCONTINUED FARGO OPERATIONS..........            --          29,090
                                                  --------------    ------------
                                                    $   602,228      $  585,057
                                                  ==============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:

   Noninterest-bearing...........................   $    44,362      $   30,521
   Interest-bearing -
       Savings, interest checking and
         money market............................       187,531         160,721
       Time deposits $100,000 and over...........        64,905          78,969
       Other time deposits.......................       101,447         105,066
                                                  --------------    ------------
   Total deposits................................       398,245         375,277

SHORT-TERM BORROWINGS............................        28,120             760
FEDERAL HOME LOAN BANK ADVANCES..................        97,200         117,200
LONG-TERM BORROWINGS.............................         8,561              13
OTHER LIABILITIES................................        10,053           6,192
LIABILITIES OF DISCONTINUED FARGO OPERATIONS.....            --          32,692
                                                  --------------    ------------
              Total liabilities..................       542,179         532,134

COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
        COMPANY'S SUBORDINATED DEBENTURES........        22,326          22,244

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value - 2,000,000
      shares authorized; 150 shares issued and
      outstanding as of December 31, 2002........            --              --
   Capital surplus - preferred stock.............         1,500              --
   Common stock, $.01 par value - 10,000,000
       shares authorized; 2,700,929 and 2,399,170
       shares issued and outstanding (excluding
       42,880 shares held in treasury)...........            27              24
   Capital surplus - common stock................        16,614          14,084
   Retained earnings.............................        17,395          15,435
   Treasury stock (42,880 shares)................          (513)           (513)
     Accumulated other comprehensive income, net
       of income taxes...........................         2,700           1,649
                                                  --------------    ------------
              Total stockholders' equity.........        37,723          30,679
                                                  --------------    ------------
                                                    $   602,228      $  585,057
                                                  ==============   =============

See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                 2002           2001          2000
                                              ------------   ------------  ------------
INTEREST INCOME:
   Interest and fees on loans................   $ 20,778       $ 23,991      $ 23,422
   Interest and dividends on investments -
     Taxable.................................      9,774         12,354        15,420
     Tax-exempt..............................        977            829           940
     Dividends...............................        223            362           634
   Other.....................................         66             50           242
                                              ------------  -------------  ------------
              Total interest income..........     31,818         37,586        40,658
                                              ------------  -------------  ------------
INTEREST EXPENSE:
   Deposits..................................     10,242         14,253        16,028
   Short-term borrowings.....................        141            441           234
   Federal Home Loan Bank advances...........      6,214          7,185         9,766
   Long-term borrowings......................        310            777         1,252
                                              ------------  -------------  ------------
              Total interest expense.........     16,907         22,656        27,280
                                              ------------  -------------  ------------
              Net interest income............     14,911         14,930        13,378
PROVISION FOR CREDIT LOSSES..................      1,202          1,699         1,202
                                              ------------  -------------  ------------
NET INTEREST INCOME AFTER PROVISION
          FOR CREDIT LOSSES..................     13,709         13,231        12,176
                                              ------------  -------------  ------------
NONINTEREST INCOME:
   Insurance commissions.....................      8,981          1,891         2,003
   Fees on loans.............................      2,169          1,936         1,848
   Net gain on sales of securities...........      1,870          1,396           276
   Brokerage income..........................      1,094          1,407         1,466
   Service charges...........................        755            636           581
   Trust and financial services..............        751            899         1,064
   Rental income.............................         89             54            27
   Other.....................................        587            495           418
                                              ------------  -------------  ------------
              Total noninterest income.......     16,296          8,714         7,683
                                              ------------  -------------  ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits............     14,723          9,911         8,266
   Occupancy.................................      2,235          1,661         1,187
   Interest on subordinated debentures.......      1,829          1,377           399
   Professional services.....................      1,495          1,326         1,278
   Depreciation and amortization.............      1,320          1,123           993
   Office supplies, telephone and postage....      1,106            940           863
   Amortization of intangible assets.........        881            482           527
   Marketing and promotion...................        749            709           488
   FDIC and other assessments................        214            193           200
   Repossessed and impaired asset
        expenses/write-offs..................        142             40           470
   Other.....................................      2,464          1,797         1,549
                                              ------------  -------------  ------------
              Total noninterest expense......     27,158         19,559        16,220
                                              ------------  -------------  ------------
Income from continuing operations before
        income taxes.........................      2,847          2,386         3,639
Income tax provision.........................        822            691         1,183
                                              ------------  -------------  ------------
Income from continuing operations............      2,025          1,695         2,456
                                              ------------  -------------  ------------

See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                         For the Years Ended December 31
                      (In thousands, except per share data)
                                                 2002            2001         2000
                                              ------------    -----------  ------------
Discontinued Operations:
 Gain on disposal of asset-based lending
    subsidiary, net of income taxes
    of $82...................................         --             --           159
 Gain (loss) from operations of
    discontinued Fargo branch (including
    net loss on sale of $49 for 2002),
    net of income taxes of $6, $(83) and
    $(277)...................................         14           (203)         (575)
                                              ------------    -----------  ------------
 Income before extraordinary item and
    cumulative effect of change in
    accounting principle.....................      2,039          1,492         2,040
 Extraordinary item - gain (loss) on early
    extinguishment of debt, net of
    income taxes of  $(70) and $132..........         --           (134)          257
Cumulative effect of change in accounting
    principle, net of income taxes
    of $(66) ................................         --           (113)           --
                                              ------------    -----------  ------------
NET INCOME...................................   $  2,039        $ 1,245       $ 2,297
                                              ============    ===========  ============

Dividends on preferred stock.................   $    (79)       $    --       $    --
                                              ------------    -----------  ------------
Income available to common stockholders......   $  1,960        $ 1,245       $ 2,297
                                              ============    ===========  ============

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations............   $   0.74        $  0.71       $  1.02
Gain on disposal of asset-based
  lending subsidiary, net of income taxes....         --             --          0.07
Gain (loss) from discontinued Fargo branch,
  net of income taxes........................       0.01          (0.08)        (0.24)
Extraordinary item - gain (loss) on early
  extinguishment of debt, net of
  income taxes...............................         --          (0.06)         0.11
Cumulative effect of change in accounting
    principle, net of income taxes...........         --           (0.05)          --
                                              ------------    -----------  ------------
Basic earnings per common share..............    $  0.75        $  0.52       $  0.96
                                              ============    ===========  ============

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations............    $  0.74        $  0.70       $  1.02
Gain on disposal of asset-based lending
    subsidiary, net of income taxes..........         --             --          0.07
Gain (loss) from discontinued Fargo
    branch, net of income taxes..............       0.01          (0.08)        (0.24)
Extraordinary item - gain (loss) on
    early extinguishment of debt, net of
    income taxes.............................         --          (0.06)         0.11
Cumulative effect of change in
    accounting principle, net of
    income taxes.............................
                                                      --          (0.05)           --
                                              ------------    -----------  ------------
Diluted earnings per common share............    $  0.75        $  0.51       $  0.96
                                              ============    ===========  ============

See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                         For the Years Ended December 31
                                 (In thousands)
                                              2002         2001        2000
                                          -----------  -----------  -----------
NET INCOME..............................   $  2,039     $  1,245      $ 2,297
OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gains on securities:
     Unrealized holding gains
     arising during the period,
     net of income taxes of $1,197,
     $283, and $2,022...................      2,381          885        4,123

     Less: reclassification adjustment
     for gains included in net income,
     net of income taxes................     (1,330)        (942)        (186)
                                          -----------  -----------  -----------
OTHER COMPREHENSIVE INCOME (LOSS).......      1,051          (57)       3,937
                                          -----------  -----------  -----------
COMPREHENSIVE INCOME....................    $ 3,090     $  1,188      $ 6,234
                                          ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                                                        BNCCORP, INC. AND SUBSIDIARIES
                                                   Consolidated Statement of Stockholders' Equity
                                                      (In thousands, except share data)
                                             Capital                        Capital                         Accumulated
                            Preferred Stock  Surplus      Common Stock      Surplus                            Other
                            ---------------  Preferred  ------------------   Common   Retained   Treasury  Comprehensive
                            Shares   Amount   Stock      Shares    Amount    Stock    Earnings    Stock       Income       Total
                            ------- -------  ---------  ---------  ------- --------- ---------  ---------  ------------  ---------
BALANCE, December 31, 1999..    --  $   --   $    --    2,442,860   $   24  $ 13,976  $ 11,893   $  (513)    $  (2,231)  $ 23,149
  Net income................    --      --        --           --       --        --     2,297        --            --      2,297
  Other comprehensive
   income -
    Change in unrealized
     holding losses on
     securities available
     for sale, net of
     income taxes and
     reclassification
     adjustment.............    --      --        --           --       --        --        --        --         3,937      3,937
   Other....................    --      --        --       (4,950)      --        74        --        --            --         74
                            ------- -------  ---------  ---------  ------- --------- ---------  ---------  ------------  ---------

BALANCE, December 31, 2000..    --      --        --    2,437,910       24    14,050    14,190      (513)        1,706     29,457
  Net income................    --      --        --           --       --        --     1,245        --            --      1,245
  Other comprehensive loss -
   Change in unrealized
    holding gains on
    securities available
    for sale, net of
    income taxes and
    reclassification
    adjustment..............    --      --        --           --       --        --        --        --           (57)       (57)
   Other....................    --      --        --        4,140       --        34        --        --            --         34
                            ------- -------  ---------  ---------  ------- --------- ---------  ---------  ------------  ---------

BALANCE, December 31, 2001..    --      --        --    2,442,050       24    14,084    15,435      (513)        1,649     30,679
   Net income...............    --      --        --           --       --        --     2,039        --            --      2,039
   Other comprehensive
    income -
     Change in unrealized
     holding gains on
     securities available
     for sale, net of
     income taxes and
     reclassification
     adjustment.............    --      --        --           --       --        --        --        --         1,051      1,051
  Issuance of preferred
    stock...................   150      --     1,500           --       --        --        --        --            --      1,500
  Preferred stock dividends.    --      --        --           --       --        --      (79)        --            --        (79)
  Issuance of common stock..    --      --        --      297,759        3     2,497        --        --            --      2,500
  Other ....................    --      --        --        4,000       --        33        --        --            --         33
                            ------- -------  ---------  ---------  ------- --------- ---------  ---------  ------------  ---------
    December 31, 2002.......   150   $  --   $ 1,500    2,743,809    $  27  $ 16,614  $ 17,395   $  (513)     $  2,700   $ 37,723
                            ======= =======  =========  =========  ======= ========= =========  =========  ============  =========

See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)
                                                      2002          2001          2000
                                                   ----------    ----------    -----------
OPERATING ACTIVITIES:
 Net income....................................... $  2,039      $  1,245      $    2,297
 Adjustments to reconcile net income to net
  cash provided by operating activities -
    Provision for credit losses...................    1,202         1,699           1,202
    Depreciation and amortization.................    1,489         1,364           1,131
    Amortization of intangible assets.............      881           482             508
    Net premium amortization on
     investment securities........................    2,966         2,144             737
    Proceeds from loans recovered.................      136           303             269
    Write down of other real estate
     owned and repossessed assets.................      142            40             470
    Change in interest receivable
     and other assets, net........................    2,308           541          (1,843)
    Gain on disposal of asset-based
     lending subsidiary...........................       --            --            (159)
    Loss on sale of bank premises and equipment...        5             5              57
    Net realized gains on sales of
     investment securities........................   (1,870)       (1,396)           (276)
    Deferred income taxes.........................     (269)         (342)            603
    Change in dividend distribution payable.......       (4)          413             398
    Change in other liabilities, net..............   (2,965)       (1,233)          1,572
    Originations of loans to be sold..............  (92,004)     (122,180)       (130,563)
    Proceeds from sale of loans...................   92,004       122,180         130,563
                                                   ----------    -----------    ----------
      Net cash provided by operating activities...    6,060         5,265           6,966
                                                   ----------    -----------    ----------
INVESTING ACTIVITIES:
 Purchases of investment securities............... (146,985)     (162,321)       (178,827)
 Proceeds from sales of investment securities.....  100,651       119,394          23,789
 Proceeds from maturities of
  investment securities...........................   50,984        86,414          48,345
 Net increase in loans............................  (35,144)      (53,132)         (7,630)
 Additions to premises and equipment..............   (2,974)       (1,965)         (4,296)
 Proceeds from sale of premises and equipment.....      161            66             241
 Cash paid for acquisition of
  insurance subsidiary............................  (13,964)           --              --
 Disposition of discontinued
  asset-based lending subsidiary..................       --            --             159
 Disposition of discontinued Fargo branch.........   (4,365)           --              --
                                                   ----------   -----------    -----------
      Net cash used in investing activities.......  (51,636)      (11,544)       (118,219)
                                                   ----------   -----------    -----------
FINANCING ACTIVITIES:
 Net increase in demand, savings, interest
  checking and money market accounts..............   36,723        12,824          43,632
 Net increase (decrease) in time deposits.........  (15,430)       32,681          (5,879)
 Net increase (decrease) in
  short-term borrowings...........................   27,360       (32,467)         31,028
 Repayments of FHLB advances......................  (20,000)           --      (1,129,000)
 Proceeds from FHLB advances......................       --            --       1,159,700
 Repayments of long-term borrowings...............      (62)      (13,000)         (2,009)
 Proceeds from long-term borrowings...............    8,610            --              88
 Amortization of discount on subordinated notes...       --           371              93
 Amortization of deferred charges.................       --            --              20
 Proceeds from issuance of
  subordinated debentures.........................       --        14,429           7,220
 Proceeds from issuance of preferred stock........    1,500            --              --
 Payment of preferred stock dividends.............      (79)           --              --
 Amortization of discount on
  subordinated debentures.........................       86           (50)            (12)
 Other, net.......................................       33          (120)             74
                                                   ----------   -----------   ------------
      Net cash provided by financing activities...   38,741        14,668         104,955
                                                   ----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................   (6,835)        8,389          (6,298)
CASH AND CASH EQUIVALENTS, beginning of year......   23,972        15,583          21,881
                                                   ----------   -----------   ------------
CASH AND CASH EQUIVALENTS, end of year............ $ 17,137     $  23,972     $    15,583
                                                   ==========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.................................. $ 19,481     $  24,601     $    27,431
                                                   ==========   ===========   ============
   Income taxes paid.............................. $    912     $     920     $       541
                                                   ==========   ===========   ============

See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


1. Description of Business and Summary of Significant Accounting Policies

Description of Business. BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc., Milne Scali & Company, Inc. and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from twenty-one locations in Arizona, Minnesota and North Dakota, provides a broad range of banking, insurance, brokerage, trust and other financial services to small and mid-size businesses and individuals.

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively,   the  "Company")  conform  to  accounting  principles  generally accepted in the United States and general practices within the financial services industry. The more significant accounting policies are summarized below.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of BNCCORP and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes. The following have been identified as "critical accounting policies."

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. It requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan.

     Reserves for Homogeneous Loan Pools. The Company makes a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Company segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

     Qualitative Reserve. The Company's senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographical or industry segments of the portfolio and economic trends in the retail lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience, peer-group loss history and other factors.

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Company's allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to the Company's own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for credit losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above processes.

Income Taxes. The Company files consolidated federal and state income tax returns.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Such differences can relate to differences in accounting for credit losses, depreciation timing differences, unrealized gains and losses on investment securities, deferred compensation and leases, which are treated as operating leases for tax purposes and loans for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Other Significant Accounting Policies

Business Combinations. Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition. Effective with the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), all business combinations are required to be accounted for by the purchase method. Note 2 to these consolidated financial statements includes a summary of all business combinations completed during the three-year period ended December 31, 2002.

Discontinued Operations. The results of the discontinued operations and any gain or loss on disposal are reported separately from continuing operations. Prior period financial statements have been restated to give effect to the discontinued operations accounted for under this method.

Cash and Cash Equivalents. For purposes of presentation in the consolidated statements of cash flows, the Company considers amounts included in the consolidated balance sheet captions "cash and due from banks," "interest-bearing deposits with banks" and "federal funds sold" (summarized in the consolidated balance sheet as "cash and cash equivalents") to be cash equivalents.

Investment Securities. Investment and mortgage-backed securities which the Company intends to hold for indefinite periods of time as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors are classified as available for sale. Available-for-sale securities are carried at market value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale are reported as a separate component of stockholders' equity until realized (see "Comprehensive Income"). All securities, other than the securities of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank ("FHLB"), were classified as available for sale as of December 31, 2002 and 2001. Investment and mortgage-backed securities that the Company intends to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield over the period to maturity. The Company did not have any securities classified as held to maturity as of December 31, 2002 or 2001.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses on the sale of investment securities are determined using the specific-identification method and recognized in noninterest income on the trade date.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost, which are deemed other than temporary, could result in a charge to earnings and the corresponding establishment of a new cost basis for the security. Such write-downs, should they occur, would be included in noninterest income as realized losses. There were no such write-downs during 2002, 2001 or 2000.

Federal Reserve Bank and Federal Home Loan Bank Stock. Investments in FRB and FHLB stock are carried at cost, which approximates fair value.

Loans and Leases. Loans and leases held for investment are stated at their outstanding principal amount net of unearned income, net unamortized deferred fees and costs and an allowance for credit losses. Interest income is recognized on an accrual basis using the interest method prescribed in the loan agreement except when collectibility is in doubt.

Loans and leases, including loans that are considered to be impaired, are reviewed regularly by management and are placed on nonaccrual status when the collection of interest or principal is 90 days or more past due, unless the loan or lease is adequately secured and in the process of collection. Past due status is based on payments as they relate to contractual terms. When a loan or lease is placed on nonaccrual status, unless collection of all principal and interest is considered to be assured, uncollected interest accrued in prior years is charged off against the allowance for credit losses. Interest accrued in the current year is reversed against interest income of the current period. Interest payments received on nonaccrual loans and leases are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Accrual of interest is resumed when it can be determined that all amounts due under the contract are expected to be collected and the loan has exhibited a sustained level of performance, generally at least six months.

All impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of collateral of an impaired collateral-dependent loan or an observable market price, if one is available, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment will be recognized as a charge off through the allowance for credit losses. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are reviewed for impairment on an individual basis.

Loan Origination Fees and Costs. Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan as a yield adjustment. Loan fees representing adjustments of yield are generally deferred and amortized into interest income over the term of the loan using the interest method or a method that approximates a level yield over the estimated remaining lives of the loans. Loan commitment fees are generally deferred and amortized into noninterest income on a straight-line basis over the commitment period. Loan fees not representing adjustments of yield are also included in noninterest income.

Mortgage Servicing and Transfers of Financial Assets. The Bank regularly sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2002 and 2001, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $194.7 and $235.8 million, respectively. Many of the loans sold by the Bank are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing assets or liabilities and/or future interest income retained by the Bank. Upon sale, any unearned net loan fees or costs are recognized in noninterest income. Gains on sales of loans were $0, $22,000 and $71,000 for 2002, 2001 and 2000, respectively, and are included in noninterest income as fees on loans in the consolidated statements of income.

Premises and Equipment. Land is carried at cost. Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in noninterest income or expense as incurred.

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheet and are stated at the lower of carrying amount or fair value less estimated costs to sell at the date of transfer to other real estate owned or repossessed property. When an asset is acquired, the excess of the recorded investment in the asset over fair value less estimated costs to sell, if any, is charged to the allowance for credit losses. Management performs valuations periodically. Fair value is generally determined based upon appraisals of the assets involved. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expense. The Company's investment in such assets at December 31, 2002 and 2001 was $8,000 and $70,000, respectively.

Goodwill. Goodwill represents the aggregate excess of the cost of businesses acquired over the fair value of their net assets at dates of acquisition. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, goodwill was amortized over its estimated useful life of 15 to 25 years using the straight-line method. The Company reviewed goodwill for impairment periodically or whenever changes in circumstances indicated that the carrying amount of the goodwill may not have been recoverable. With the adoption of SFAS 142, goodwill is no longer amortized, but instead is tested for impairment annually or when impairment indicators are present. Note 9 to these consolidated financial statements includes transition disclosures related to the adoption of SFAS 142.

Other Intangible Assets. Other intangible assets include premiums paid for deposits assumed, insurance books of business intangibles and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of ten years using the straight-line method. Such accounting treatment is consistent with the recently issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9 ("FIN 9")" ("SFAS 147"), which became effective on October 1, 2002. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 years for commercial lines and 9.8 years for personal lines. Under SFAS 142, the Company's other intangible assets with identifiable lives are amortized over those lives and are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. Intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or when impairment indicators are present. Prior to the adoption of SFAS 142, other intangible assets were amortized over their expected lives using either the straight-line or effective interest method (for debt-related costs) as deemed appropriate for such assets. Note 9 to these consolidated financial statements includes additional information related to the Company's other intangible assets.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 2002, 2001 or 2000.

Securities Sold Under Agreements to Repurchase. From time to time, the Company enters into sales of securities under agreements to repurchase, generally for periods of less than 90 days. Fixed coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The costs of securities underlying the agreements remain in the asset accounts.

Fair Values of Financial Instruments. The Company is required to disclose the estimated fair value of financial instruments for which it is practicable to estimate fair value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. Fair value estimates are subjective in nature, involving uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by the Company in estimating fair value disclosures for its financial instruments, all of which are issued or held for purposes other than trading (see Note 19 to these consolidated financial statements):

     Cash and Cash Equivalents, Noninterest-Bearing Deposits and Demand Deposits. The carrying amounts approximate fair value due to the short maturity of the instruments. The fair value of deposits with no stated maturity, such as interest checking, savings and money market accounts, is equal to the amount payable on demand at the reporting date.

     Investment Securities Available for Sale. The fair value of the Company's securities equals the quoted market price.

     Federal Reserve Bank and Federal Home Loan Bank Stock. The carrying amount of FRB and FHLB stock approximates their fair values.

     Loans and Leases. Fair values for loans and leases are estimated by discounting future cash flow payment streams using rates at which current loans to borrowers with similar credit ratings and similar loan maturities are being made.

     Accrued Interest Receivable. The fair value of accrued interest receivable equals the amount receivable due to the current nature of the amounts receivable.

     Derivative  Financial   Instruments.   The  fair  value  of  the  Company's
     derivatives equals the quoted market price.

     Interest-Bearing Deposits. Fair values of interest-bearing deposit liabilities are estimated by discounting future cash flow payment streams using rates at which comparable current deposits with comparable maturities are being issued. The intangible value of long-term customer relationships with depositors is not taken into account in the fair values disclosed.

     Borrowings and Advances. The carrying amount of short-term borrowings approximates fair value due to the short maturity and, if applicable, the instruments' floating interest rates, which are tied to market conditions. The fair values of long-term borrowings, for which the maturity extends beyond one year, are estimated by discounting future cash flow payment streams using rates at which comparable borrowings are currently being offered.

     Accrued Interest Payable. The fair value of accrued interest payable equals the amount payable due to the current nature of the amounts payable.

     Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. The fair values of the Company's subordinated debentures are estimated by discounting future cash flow payment streams using discount rates estimated to reflect those at which comparable instruments could currently be offered.

     Financial Instruments with Off-Balance-Sheet Risk. The fair values of the Company's commitments to extend credit and commercial and standby letters of credit are estimated using fees currently charged to enter into similar agreements.

Derivative Financial Instruments. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires that all derivative instruments, as defined, including certain derivative instruments embedded in other financial instruments or contracts, be recognized in the consolidated balance sheet as either assets or liabilities measured at fair value. The fair value of the Company's derivative financial instruments is determined based on quoted market prices for comparable instruments, if available, or a valuation model that calculates the present value of expected future cash flows. Subsequent changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

The Company may enter into derivative financial instruments such as interest rate swaps, caps and floors as part of managing its interest rate risk. Interest rate swaps are used to exchange fixed and floating rate interest payment obligations and caps and floors are used to protect the Company's balance sheet from unfavorable movements in interest rates while allowing benefit from favorable movements.

All derivative instruments that qualify for specific hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability ("fair value" hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction ("cash flow" hedge). All relationships between hedging instruments and hedged items are formally documented, including the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet.

Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in other comprehensive income until income from the cash flows of the hedged item are recognized. The Company performs an assessment, both at the inception of the hedge and on a quarterly basis thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in income.

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

Earnings Per Common Share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Such potential dilutive instruments include stock options and warrants. Note 25 to these consolidated financial statements includes disclosure of the Company's EPS calculations.

Comprehensive Income. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company, is generally comprised of unrealized gains and losses on securities available for sale and, if applicable, unrealized gains on hedging instruments qualifying for cash flow hedge accounting treatment pursuant to SFAS 133, as amended. The Company presents consolidated statements of comprehensive income.

Segment Disclosures. BNCCORP segments its operations into separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and brokerage, trust and financial services operations. The amount of each segment item reported is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Adjustments and eliminations made in preparing an enterprise's general purpose financial statements and allocation of revenues, expenses and gains or losses are included in determining reported segment profit or loss if they are included in the measure of the segment's profit or loss that is used by the chief operating decision maker. Similarly, only those assets that are included in the measure of the segment's assets that is used by the chief operating decision maker is reported for that segment. Segment disclosures are provided in Note 16 to these consolidated financial statements.

Stock-Based Compensation. At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 28 to these consolidated financial statements. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation for the years ended December 31:

                                            2002          2001         2000
                                        -----------   -----------   -----------
Net income, as reported................ $ 2,039,000   $ 1,245,000   $ 2,297,000
Add: total stock-based employee
   compensation expense
   included in reported net income,
   net of related tax effects..........       6,000         6,000        50,000
Deduct: total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects...    (40,000)     (106,000)     (110,000)
                                        -----------   -----------   -----------
Pro forma net income................... $ 2,005,000   $ 1,145,000   $ 2,237,000
                                        ===========   ===========   ===========
Earnings per share:
  Basic - as reported.................. $      0.75   $      0.52   $      0.96
  Basic - pro forma....................        0.72          0.45          0.89
  Diluted - as reported................        0.75          0.51          0.96
  Diluted - pro forma..................        0.72          0.44          0.89

Recently Issued and Adopted Accounting Pronouncements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"). SFAS 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. BNCCORP adopted this standard on January 1, 2003; however, adoption of this statement did not have a material impact.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. BNCCORP adopted SFAS 144 on January 1, 2002. Under SFAS 144, the sale of the Fargo branch of the Bank on September 30, 2002 has been presented as a discontinued operation for financial reporting purposes.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Finally, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company) with any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item being reclassified. The provisions of SFAS 145 related to FASB Statement No. 13 that relate to modifications of a capital lease that make it an operating lease became effective for transactions occurring after May 15, 2002. Management is still assessing the impact of adoption of this pronouncement.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue 94-3"). One of the principal differences between SFAS 146 and EITF Issue 94-3 pertains to the criteria for recognizing a liability for exit or disposal costs. Under EITF Issue 94-3, a liability for such costs was recognized as of the date of an entity's commitment to an exit plan. Pursuant to SFAS 146, a liability is recorded as of the date an obligation is incurred. SFAS 146 requires that an exit or disposal liability be initially measured at fair value. Provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 with no material impact.

In October 2002, the FASB issued SFAS 147. SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and FIN 9 and requires that those transactions be accounted for in accordance with SFAS 141 and 142. Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Entities with previously recognized unidentifiable intangible assets that are still amortizing them in accordance with SFAS 72 must, effective the latter of the date of the acquisition or the full adoption of SFAS 142, reclassify those intangible assets to goodwill and terminate amortization on them. The Company adopted SFAS 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 21 to these consolidated financial statements. Fin 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Fin 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. As noted above, the Company has adopted the disclosure requirements of Fin 45 (see Note 21) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The adoption is not expected to have a material impact.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation; Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide new guidance concerning transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS 148, SFAS 123 now also requires additional information to be disclosed regarding such cost in annual financial statements and in condensed interim statements of public companies. In general, the new transition requirements are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application is permitted if statements for a fiscal year ending prior to December 15, 2002 have not yet been issued as of December 2002. Interim disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002. The Company accounts for stock-based compensation using the intrinsic method under ABP 25 and plans to continue to do so while providing the disclosures provided for in SFAS 123. The Company adopted the annual disclosure requirements for SFAS 148 for purposes of these consolidated financial statements and will adopt the interim disclosure requirements of SFAS 148 beginning with its interim financial statements for the period ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company will adopt FIN 46 as indicated above but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2002, capital levels exceeded minimum capital requirements (see Note 18 to these consolidated financial statements).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year's presentation.

2. Acquisitions, Mergers and Divestitures:

The following acquisitions, mergers and divestitures, or transactions associated with them, transpired during the three-year period ended December 31, 2002:

On September 30, 2002, the Company sold its Fargo, North Dakota branch largely due to the fact that the branch did not achieve critical mass for the Company in the Fargo marketplace and the sale allowed the Company to redirect assets to markets where they can be more productively and profitably employed. Pursuant to a definitive branch purchase and assumption agreement dated July 26, 2002, the Company sold the assets of the Fargo branch, including the bank building, furniture, fixtures and equipment totaling $6.0 million and $19.5 million of loans. The Company also sold $31.0 million in deposits. Prior to the application of the Company's direct costs incurred in the sale of the branch ($56,000), the transaction resulted in a net gain on sale of $7,000. These amounts are included in the line item "Gain (loss) from operations of discontinued Fargo branch (including net loss on sale of $49,000 for 2002), net of income taxes" in the consolidated statements of income. The Fargo branch's profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item are the following amounts of net interest income for the Fargo branch for the twelve months ended December 31, 2002, 2001 and 2000, respectively: $973,000, $726,000 and $267,000. The Fargo branch had previously been reported in the banking operations segment of the Company's segment disclosures.

On April 16, 2002, in order to further grow its insurance segment, the Company acquired 100 percent of the voting equity interests of Milne Scali & Company, Inc. and its related companies ("Milne Scali"), a Phoenix, Arizona-based insurance agency, for 297,759 shares of newly issued common stock (valued at $2.5 million) and $15.5 million in cash. Acquisitions of such agencies generally result in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. To effect the transaction, the Company incurred $8.5 million in long-term debt. Of the total $18.0 million purchase price, $7.2 million was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $10.8 million over the fair value of net assets was recorded as goodwill. As part of the transaction, deferred tax liabilities of $2.3 million were initially recorded, which also increased goodwill by the same amount. Subsequent to the acquisition, the Company and Milne Scali have made an Internal Revenue Code Section 338(h)(10) election to step up the basis in the acquired assets. Upon the election, goodwill was reduced by $1.8 million, deferred taxes were reduced by $2.3 million and a liability for the resulting income taxes in the amount of $590,000 was recorded. Under the Section 338(h)(10) election, all of the goodwill related to the acquisition will be deductible for tax purposes. Additional consideration of up to $8.5 million is payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected as liabilities in the Company's current consolidated balance sheet.

Prospectively, the goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $8.0 million will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 9.8 to 12.5 years.

Milne Scali's results of operations have been included in the Company's consolidated financial statements since the acquisition date of April 16, 2002.

The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of Milne Scali as of the acquisition date (amounts are in thousands):

Assets -
  Cash..........................................    $  1,536
  Accounts receivable...........................       1,305
  Fixed assets..................................         412
  Intangible assets, books of business..........       8,018
  Goodwill......................................      13,096
  Other.........................................         104
                                                  -------------
Total assets....................................    $ 24,471
                                                  =============

Liabilities -
  Notes payable.................................    $  1,421
  Insurance company payables....................       1,486
  Deferred tax liabilities......................       2,346
  Other.........................................       1,218
                                                  -------------
Total liabilities...............................       6,471
  Stockholders' equity..........................      18,000
                                                  -------------
Total liabilities and stockholders' equity......    $ 24,471
                                                  =============

The following pro forma information has been prepared assuming that the acquisition of Milne Scali had been consummated at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been consummated on the assumed dates (amounts are in thousands):


                                           Twelve Months Ended December 31,
                                    -------------------------------------------
                                        2002             2001          2000
                                    -------------   ------------   ------------
Net interest income................. $  14,761      $ 14,251        $  11,494
Noninterest income..................    19,553        18,131           16,086
Noninterest expense.................    28,032        26,215           23,202

Income from continuing operations...     2,313         2,196            2,686
 Income (loss) from discontinued
   operations.......................        14          (203)            (416)
 Income before extraordinary item
   and cumulative effect of
   change in accounting principle...     2,327         1,993            2,270
Net income..........................     2,327         1,746            2,527


Basic earnings per common share.....  $   0.79       $  0.65        $    0.94

Diluted earnings per common share...  $   0.79       $  0.64        $    0.94


On April 8, 2002, the Company merged BNC National Bank, its Minnesota chartered bank, with and into BNC National Bank of Arizona and the name of the combined bank was changed to BNC National Bank. The transaction was accounted for as a pooling of interests.

On July 9, 2001, the Company established a new banking subsidiary, BNC National Bank of Arizona headquartered in Tempe, Arizona.

On November 20, 2000, the Company merged BNC National Bank, its North Dakota chartered bank, with and into BNC National Bank of Minnesota and the name of the combined bank was changed to BNC National Bank. The transaction was accounted for as a pooling of interests.

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


3. Restrictions on Cash and Due From Banks:

The Bank is required to maintain reserve balances in cash on hand or with the FRB under the Federal Reserve Act and Federal Reserve Board's Regulation D. Required reserve balances were $3.6 and $4.2 million as of December 31, 2002 and 2001, respectively.


4. Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2002 or 2001. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

                                                              Gross             Gross           Estimated
                                           Amortized        Unrealized        Unrealized           Fair
                                             Cost             Gains             Losses            Value
                                        ----------------  ---------------   ---------------   ---------------
                     2002
U.S. government agency mortgage-
  backed securities..................      $  47,072         $    547         $    (43)        $   47,576
U.S. government agency securities....          4,608              595               --              5,203
Collateralized mortgage obligations..        122,795            2,527             (842)           124,480
State and municipal bonds............         27,276            1,589              (50)            28,815
Corporate debt securities............          1,938               60               --              1,998
                                        ----------------  ---------------   ---------------   ---------------
                                           $ 203,689         $  5,318         $   (935)        $  208,072
                                        ================  ===============   ===============   ===============


                     2001                                       Gross            Gross           Estimated
                                             Amortized       Unrealized        Unrealized          Fair
                                               Cost             Gains            Losses            Value
                                         ---------------  ----------------  ---------------  ----------------
U.S. government agency mortgage-
  backed securities..................      $  42,027         $    243         $  (324)        $   41,946
U.S. government agency securities....          4,396               99              --              4,495
Collateralized mortgage obligations..        135,423            2,236            (391)           137,268
State and municipal bonds............         16,952              649            (120)            17,481
Corporate debt securities............         10,329              376             (94)            10,611
                                         ---------------  ----------------  ---------------  ----------------
                                           $ 209,127         $  3,603         $  (929)        $  211,801
                                         ===============  ================  ===============  ================


The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2002, were as follows (in thousands):

                                                              Estimated
                                              Amortized          Fair
                                               Cost             Value
                                             -----------      ----------
Due in one year or less.................     $        5       $       5
Due after one year through five years...          2,808           3,023
Due after five years through ten years..          4,365           4,515
Due after ten years.....................        196,511         200,529
                                             -----------     -----------
     Total..............................     $  203,689      $  208,072
                                             ===========     ===========

Securities carried at approximately $177.8 and $186.0 million at December 31, 2002 and 2001, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the FHLB.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

                                2002                2001                2000
                            -----------         -------------       -----------
Sales proceeds...........   $  100,651          $  119,394          $   23,789
Gross realized gains.....        2,003               1,530                 324
Gross realized losses....          133                 134                  48



5. Federal Reserve Bank and Federal Home Loan Bank Stock:

The carrying amounts of FRB and FHLB stock, which approximate their fair values, consisted of the following as of December 31 (in thousands):

                                                 2002            2001
                                             -----------     -----------
Federal Reserve Bank Stock, at cost......... $   1,236       $    849
Federal Home Loan Bank Stock, at cost.......     5,835          6,531
                                             -----------     -----------
  Total..................................... $   7,071       $  7,380
                                             ===========     ===========

There is no contractual maturity on these investments; they represent required regulatory investments.


6. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                                2002          2001
                                             ----------    ----------
Commercial and industrial................... $  94,075     $ 103,883
Real estate:
   Mortgage.................................   147,825       123,727
   Construction.............................    62,926        34,225
Agricultural................................    18,023        19,069
Consumer....................................     7,948         8,404
Lease financing.............................     5,554         7,578
Other.......................................       309         1,549
                                             ----------    ----------
     Total..................................   336,660       298,435
Less:
   Allowance for credit losses..............    (5,006)       (4,325)
   Unearned income and net unamortized
     deferred fees and costs................      (866)         (511)
                                             ----------    ----------
         Net loans and leases............... $ 330,788     $ 293,599
                                             ==========    ==========

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

                                          2002         2001
                                         ------       ------
North Dakota.......................        32%          37%
Minnesota..........................        30           35
Arizona............................        26           17
South Dakota.......................         7            9
Other..............................         5            2
                                         ------       ------
         Totals....................       100%         100%
                                         ======       ======

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $147.8 and $123.7 million of real estate mortgages as of December 31, 2002 and 2001, respectively, many of the loans are loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans can be characterized as commercial loans that are secured by real estate. Single- and multi-family residential mortgage loans totaling $10.1 and $6.6 million at December 31, 2002 and 2001, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $38.5 and $35.6 million at December 31, 2002 and 2001, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2002 are real estate loans, such as loans to non-residential and apartment building operators and lessors of real property ($94.2 million), loans related to hotels and other lodging places ($46.9 million) and construction loans ($48.5 million). Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral.

Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

                                    2002                       2001
                         -------------------------   -------------------------
                          Recorded      Valuation      Recorded     Valuation
                          Investment    Allowance     Investment    Allowance
                         ------------  -----------   ------------  -----------
Impaired loans -
 Valuation allowance
  required..............  $  13,412    $   2,210     $  11,571     $    769
 No valuation
  allowance required....         10           --            17           --
                         ------------  -----------   ------------  -----------
   Total impaired
    loans...............  $  13,422    $   2,210     $  11,588     $    769
                         ============  ===========   ============  ===========

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

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans and approximate interest income recognized for such loans were as follows for the years ended December 31 (in thousands):

                                      2002            2001          2000
                                   -----------    -----------    -----------
Average recorded investment
  in impaired loans...............  $ 13,135        $ 9,101       $ 7,393
                                   ===========    ===========    ===========
Interest income recognized
  on impaired loans...............  $    658        $   761       $   791
                                   ===========    ===========    ===========
Average recorded investment in
  impaired loans as a percentage
  of average total loans..........      4.0%           2.9%          2.9%
                                   ===========    ===========    ===========

Past Due, Nonaccrual and Restructured Loans. As of December 31, 2002 and 2001, the Company had $5.1 million and $983,000, respectively, of loans past due 90 days or more and still accruing interest. As of December 31, 2002 and 2001, the Company had $2.5 and $3.4 million, respectively, of nonaccrual loans and $0 and $5,000, respectively, of restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year-end had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                      2002         2001        2000
                                    --------     --------    --------
Interest income that would
  have been recorded...............  $  237       $  87       $  35
Interest income recorded...........       1           3           6
                                    --------     ---------   --------
Effect on interest income..........  $  236       $  84       $  29
                                    ========     =========   ========

As of December 31, 2002, the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified in troubled debt restructurings.

Loans to Related Parties. Note 22 to these consolidated financial statements includes information relating to loans to executive officers, directors, principal shareholders and associates of such persons.

Leases. The Company extends credit to borrowers under direct finance lease obligations. The direct finance lease obligations are stated at their outstanding principal amount net of unearned income and net unamortized deferred fees and costs. At December 31, 2002, the total minimum annual lease payments for direct finance lease obligations with remaining terms of greater than one year were as follows (in thousands):

  2003................................ $ 1,133
  2004................................     890
  2005................................     466
  2006................................     354
  2007................................     158
  Thereafter..........................      --
                                       --------
Total future minimum lease payments..    3,001
Unguaranteed residual values.........      873
                                       --------
Total all payments...................    3,874
Unearned income......................     (485)
                                       --------
Net outstanding principal amount.....  $ 3,389
                                       ========

The Company also extends financing to lease companies, securing the loan with an assignment of lease payments and a security filing against the underlying asset of the lease. These loans are classified above as lease financing but are not direct finance lease obligations.


7. Allowance for Credit Losses:

Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

                                          2002         2001         2000
                                       ----------   ----------   ----------
Balance, beginning of year.........     $  4,325     $  3,588     $ 2,872
     Provision for credit losses...        1,202        1,699       1,202
     Loans charged off.............         (657)      (1,265)       (755)
     Loans recovered...............          136          303         269
                                       ----------   ----------   ----------
Balance, end of year...............     $  5,006     $  4,325     $ 3,588
                                       ==========   ==========   ==========


8. Premises and Equipment

Premises and equipment consisted of the following at December 31 (in thousands):

                                                      2002         2001
                                                   -----------  -----------
Land and improvements.............................  $  1,857     $    569
Buildings and improvements........................     6,002        5,655
Leasehold improvements............................     1,418        1,035
Furniture, fixtures and equipment.................     8,873        8,123
                                                   -----------  -----------
     Total cost...................................    18,150       15,382
Less accumulated depreciation and amortization....    (7,050)      (6,202)
                                                   -----------  -----------
     Net premises, leasehold improvements
       and equipment..............................  $ 11,100     $  9,180
                                                   ===========  ===========

Depreciation and amortization expense on premises and equipment charged to continuing operations totaled approximately $1.3 million, $1.1 million and $993,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


9. Goodwill and Other Intangible Assets - Adoption of SFAS 142

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

Since January 1, 2002, goodwill has been assessed for impairment at the reporting unit and qualifying subsidiary levels by applying a fair-value-based test at least annually or if impairment indicators are present. The Company has $437,000 of unamortized goodwill related to five separate transactions completed prior to July 1, 2001. Pursuant to SFAS 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002 and concluded that goodwill was not impaired as of January 1, 2002. No subsequent events have occurred that would change the conclusion reached.

Core deposit intangibles are amortized based on a useful life of 10 years. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 years for commercial lines and 9.8 years for personal lines. Certain identifiable intangible assets that are also included in the caption "other intangible assets" in the consolidated balance sheets are generally amortized over a useful life of 10 to 15 years.


Adjusted Earnings - SFAS 142 Transitional Disclosure. Effective January 1, 2002, the Company discontinued all goodwill amortization. The following tables reconcile income from continuing operations, income before extraordinary items and cumulative effect of change in accounting principle, net income and EPS, adjusted to exclude amortization expense recognized in those periods related to goodwill for the years ended December 31 (amounts are in thousands):

                                                2002          2001         2000
                                            ----------   ----------    ---------
 Reported income from continuing
   operations..............................   $ 2,025      $ 1,695      $ 2,456
 Add back: goodwill amortization, net
   of income taxes.........................        --           51           57
                                            ----------   ----------    ---------
 Adjusted income from continuing
   operations..............................   $ 2,025      $ 1,746      $ 2,513
                                            ==========   ==========    =========
 Reported income before extraordinary item
   and cumulative effect of change in
   accounting principle....................   $ 2,039      $ 1,492      $ 2,040
 Add back: goodwill amortization, net of
   income taxes............................        --           51           57
 Adjusted income before extraordinary item
   and cumulative effect of change in
   accounting principle....................   $ 2,039      $ 1,543      $ 2,097
                                            ==========   ==========    =========

 Reported net income ......................   $ 1,960      $ 1,245      $ 2,297
 Add back: goodwill amortization, net of
    income taxes...........................        --           51           57
                                            ----------   ----------    ---------
 Adjusted net income ......................   $ 1,960      $ 1,296      $ 2,354
                                            ==========   ==========    =========

 Basic earnings per common share:
    Reported net income ...................   $  0.75      $  0.52      $  0.96
      Goodwill amortization, net of
       income taxes........................        --         0.02         0.02
                                            ----------   ----------    ---------
 Adjusted net income ......................   $  0.75      $  0.54      $  0.98
                                            ==========   ==========    =========

 Diluted earnings per common share:
    Reported net income ...................   $  0.75      $  0.51      $  0.96
      Goodwill amortization, net
       of income taxes.....................        --         0.02         0.02
                                            ----------   ----------    ---------
 Adjusted net income ......................   $  0.75      $  0.53      $  0.98
                                            ==========   ==========    =========

Intangible Assets. The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2002 is presented in the table below (in thousands):

                                      Gross                           Net
                                     Carrying     Accumulated       Carrying
                                      Amount      Amortization       Amount
                                    ------------  -------------  ---------------
 Intangible assets:

  Core deposit intangibles..........  $  3,497       $  2,584       $    913
  Insurance books of business
    intangibles.....................     8,018            471          7,547
  Other.............................       874            459            415
                                    ------------  -------------  ---------------
        Total.......................  $ 12,389       $  3,514       $  8,875
                                    ============  =============  ===============

One intangible asset included in the "other" category above has a net carrying value of $271,000 but is not being amortized because it has an indefinite life. Amortization expense for intangible assets was $881,000, $482,000 and $528,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets existing on the Company's books at December 31, 2002 (in thousands). Projections of amortization expense are based on existing asset balances as of December 31, 2002. Actual amortization expense may differ significantly depending upon changes in market conditions:

                                          Insurance
                                        Commercial and
                              Core      Personal Books
                            Deposit      of Business
                          Intangibles    Intangibles      Other          Total
                         -------------  --------------  ------------ -----------
Year ended December 31,
   2003................      350             665            48            1,063
   2004................      350             665            48            1,063
   2005................      233             665            48              946
   2006................       --             665            --              665
   2007................       --             665            --              665

Goodwill. At January 1, 2002, the Company had a total of $437,000 of unamortized goodwill relating to five separate purchase transactions completed prior to July 1, 2001. As indicated above, pursuant to SFAS 142, the goodwill was assessed for impairment during the second quarter of 2002. Management concluded that goodwill was not impaired as of January 1, 2002. No subsequent events have occurred that would change the conclusion reached.

The following table shows the change in goodwill, by reporting segment, between January 1, 2002 and December 31, 2002 (amounts are in thousands):

                                                    Segment
                                 -----------------------------------------------
                                  Banking    Insurance     Other       Total
                                 ---------   ---------   ---------   ---------
Balance, January 1, 2002.......   $   212     $    45     $   177     $   434
Goodwill attributable to
  purchase acquisition.........        --      11,776          --      11,776
                                 ---------   ---------   ---------   ---------
Balance, December 31, 2002.....   $   212     $11,821     $   177     $12,210
                                 =========   =========   =========   =========

10. Deposits:

The scheduled maturities of time deposits as of December 31, 2002 are as follows (in thousands):

     2003..................       $  97,482
     2004..................          47,401
     2005..................          13,579
     2006..................           4,872
     2007..................           2,416
     Thereafter............             602
                                ----------------
                                 $  166,352
                                ================

At December 31, 2002 and 2001, the Bank had $27.3 and $34.0 million, respectively, of time deposits that had been acquired in the national market and $31.4 and $34.4 million, respectively, of time deposits that had been acquired through a broker.

At December 31, 2002 mortgage-backed and related securities with an amortized cost of approximately $15.1 million were pledged as collateral for certain deposits and $14.5 million of bank depository guaranty bonds from a bankers surety company were pledged as additional collateral on Bank deposits.

Deposits Received from Related Parties. Note 22 to these consolidated financial statements includes information relating to deposits received from executive officers, directors, principal shareholders and associates of such persons.


11. Short-Term Borrowings:

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) as of December 31 (in thousands):

                                               2002             2001
                                           ------------     ------------
  Federal funds purchased
    and U. S. Treasury tax
    and loan note option accounts (1).....   $ 15,000          $   447
  Repurchase agreements with customers,
    renewable daily, interest payable
    monthly, rates at 1.50%, secured by
    government agency collateralized
    mortgage obligations (1)..............     13,120              313
                                            ------------     ------------
                                             $ 28,120          $   760
                                            ============     ============

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2002 and 2001 was 1.48% and 2.53%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customer is required or desires to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2002, $13.1 million of securities sold under repurchase agreements with an interest rate of 1.50% maturing in 2003 were collateralized by government agency collateralized mortgage obligations having a carrying value of $15.7 million, a market value of $15.7 million, and unamortized principal balances of $15.1 million.

The Company had established two additional revolving lines of credit with banks, totaling $5.5 million, which were not drawn on at December 31, 2002. The lines, if drawn upon, mature daily with interest rates that float at the federal funds rate.

12. Federal Home Loan Bank Advances:

FHLB advances consisted of the following at December 31 (in thousands):

                                  2002                          2001
                       ---------------------------   ---------------------------
                                       Weighted                      Weighted
Year of Maturity          Amount     Average Rate       Amount     Average Rate
                       -----------  --------------   -----------  --------------
     2002.............         --         --          $  20,000        5.33%
     2003.............    $ 15,000       4.56%           15,000        4.56
     2004.............      15,000       4.77            15,000        4.77
     2005.............       5,000       3.84             5,000        3.84
     2009.............      10,000       5.64            10,000        5.64
     2010.............      52,200       6.09            52,200        6.09
                       ------------ --------------   ------------ --------------
                          $ 97,200       5.49%        $ 117,200        5.46%
                       ============ ==============   ============ ==============

Some of the advances listed above have call provisions that allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2002, the Company had $62.2 million of callable FHLB advances all callable quarterly during the first quarter of 2003.

At December 31, 2002, the advances from the FHLB were collateralized by the Bank's mortgage loans with unamortized principal balances of approximately $42.9 million resulting in a FHLB collateral equivalent of $26.4 million. In addition, the advances from the FHLB were collateralized by securities with unamortized principal balances of approximately $134.9 million. The Bank has the ability to draw additional advances of $61.2 million based upon the mortgage loans and securities that are currently pledged, subject to a requirement to purchase additional FHLB stock.


13. Long Term Borrowings:

The following table sets forth selected information for long-term borrowings (borrowings with an original maturity of greater than one year) as of December 31 (in thousands):

                                                       2002             2001
                                                   ------------     ------------
  Note payable to the Bank of North Dakota,
    principal due April 1, 2004,
    interest payable quarterly at 30 day
    LIBOR plus 3.20%, secured by the stock
    of BNC National Bank .........................  $  8,500          $    --
  Other ..........................................        61               13
                                                   ------------     ------------
                                                    $  8,561          $    13
                                                   ============     ============

The $8.5 million loan from the Bank of North Dakota includes various covenants that are primarily operational rather than financial in nature. As of December 31, 2002, the Company was in compliance with these covenants.

At December 31, 2000, BNCCORP had outstanding $12.6 million of subordinated notes. The 8 5/8 percent Subordinated Notes (the "Notes"), which qualified as Tier 2 capital up to a certain limit under the Federal Reserve Board's risk-based capital guidelines (60 percent at December 31, 2000), were considered unsecured general obligations of BNCCORP. They were redeemable, at the option of BNCCORP, at par plus accrued interest to the date of redemption. Payment of principal of the Notes could be accelerated only in the case of certain events relating to bankruptcy, insolvency or reorganization of BNCCORP. An initial discount of $750,000 was being amortized to interest expense over the term of the Notes using the effective interest rate method.

During 2001, BNCCORP purchased and retired $82,000 of the Notes at a discount using cash generated from the sale of BNC Financial. On August 31, 2001, the Company redeemed the remaining $12.6 million of the Notes at par through exercise of the option of BNCCORP discussed above. The remaining $12.6 million of the Notes were redeemed using a portion of the cash generated from issuing trust preferred securities through the establishment of BNC Statutory Trust II (see Note 14 to these consolidated financial statements). The transactions and redemption of the Notes resulted in an extraordinary loss of $134,000 ($0.06 per diluted share), net of income taxes of ($70,000).

During 2000, BNCCORP retired $2.0 million of the Notes. BNCCORP purchased the Notes at a discount, and the transactions resulted in extraordinary gains of $257,000 ($.11 per diluted share), net of income taxes of $132,000. The Notes were retired using cash generated from the sale of BNC Financial.


14.  Guaranteed  Preferred   Beneficial  Interests  in  Company's   Subordinated
Debentures:

In July 2001, BNCCORP established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to 3-month LIBOR plus 3.58 percent. The interest rate at December 31, 2002 was 5.34 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of BNCCORP. The floating rate junior subordinated deferrable interest debentures were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to 3-month LIBOR plus
3.58 percent. The interest rate at December 31, 2002 was 5.34 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. Concurrent with the issuance of the preferred securities by the trust, BNCCORP fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide BNCCORP with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if BNCCORP itself were to issue preferred stock because BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. BNCCORP owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs.

The trust preferred securities are subject to mandatory redemption on July 31, 2031, the stated maturity date of the debentures, or upon repayment of the debentures, or earlier, pursuant to the terms of the trust agreement. On or after July 31, 2006, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval, at declining redemption prices. Prior to July 31, 2006, the securities may be redeemed at the option of BNCCORP on the occurrence of certain events that result in a negative tax impact, negative regulatory impact on the trust preferred securities or negative legal or regulatory impact on the special purpose trust which would cause it to be deemed to be an "investment company" for regulatory purposes. In addition, BNCCORP has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years.

In July 2000, BNCCORP established a special purpose trust, BNC Capital Trust I, for the purpose of issuing $7.5 million of 12.045 percent trust preferred securities. The proceeds from the issuance, together with the proceeds of the related issuance of $232,000 of 12.045 percent common securities of the trust, were invested in $7.7 million of 12.045 percent junior subordinated deferrable interest debentures of BNCCORP. Concurrent with the issuance of the preferred securities by the trust, BNCCORP fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide BNCCORP with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if BNCCORP itself were to issue preferred stock because BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. BNCCORP owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs. The trust preferred securities are subject to mandatory redemption on July 19, 2030, the stated maturity date of the debentures, or upon repayment of the debentures, or earlier, pursuant to the terms of the trust agreement. On or after July 19, 2010, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval, at declining redemption prices. Prior to July 19, 2010, the securities may be redeemed at the option of BNCCORP on the occurrence of certain events that result in a negative tax impact, negative regulatory impact on the trust preferred securities or negative legal or regulatory impact on the special purpose trust which would cause it to be deemed to be an "investment company" for regulatory purposes. In addition, BNCCORP has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years.

15. Stockholders' Equity:

BNCCORP and the Bank are subject to certain  minimum capital  requirements  (see
Note 18 to these consolidated financial statements). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency ("OCC"), the Bank's principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank's net profits from the current year plus retained net profits for the preceding two years. At December 31, 2002 approximately $9.4 million of retained earnings were available for bank dividend declaration without prior regulatory approval.

Pursuant to a Stock Purchase Agreement (the "Agreement"), in April 2002, BNCCORP issued 297,759 shares of its common stock to Richard W. Milne, Jr., Terrence M. Scali, and the other sellers named in the Agreement in connection with the Company's acquisition of Milne Scali. Note 2 to these consolidated financial statements includes additional information related to the acquisition of Milne Scali.

On May 3, 2002, BNCCORP issued 150 shares of its noncumulative preferred stock to Richard W. Milne, Jr. and Terrence M. Scali for cash. Each share has a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock is not redeemable by BNCCORP and carries no conversion rights. The proceeds of the issuance were used for general corporate purposes.

On May 30, 2001, BNCCORP's Board of Directors adopted a rights plan intended to protect stockholder interests in the event BNCCORP becomes the subject of a takeover initiative that BNCCORP's Board of Directors believes could deny BNCCORP's stockholders the full value of their investment. This plan does not prohibit the Board from considering any offer that it deems advantageous to its stockholders. BNCCORP has no knowledge that anyone is considering a takeover.

The rights were issued to each common stockholder of record on May 30, 2001, and they will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 15 percent or more of BNCCORP's outstanding common stock. The rights will expire on May 30, 2011, unless redeemed or exchanged at an earlier date.

Each right entitles the registered holder to purchase from BNCCORP one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, $.01 par value (the "Preferred Stock"), of BNCCORP at a price of $100 per one one-hundredth of a share, subject to adjustment. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $0.01 per share but will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Preferred Stock will have 100 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which common stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. Because of the nature of the Preferred
Stock's dividend, liquidation and voting rights, the value of the one one-hundredth of a share of Preferred Stock purchasable upon exercise of each right should approximate the value of one share of common stock.

16. Segment Disclosures:

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and brokerage, trust and financial services operations.

Banking operations provide traditional banking services to individuals and small and mid-size businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as the sale to and servicing of commercial loans for other institutions.

Insurance  operations  broker a full range of  insurance  products  and services
including  commercial  insurance,   surety  bonds,   employee   benefits-related
insurance, personal insurance and claims management.

Brokerage, trust and financial services operations provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services including employee benefit and personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company's business for making operating decisions and assessing performance.

During 2002, the Company presented the following segments: banking operations, insurance operations and brokerage operations with brokerage operations not meeting the thresholds for separate presentation in the interim financial statement segment disclosures. Due to the changing nature of the brokerage operations segment and its closer alignment with the trust and financial services operations of the Company, the Company has elected to redefine its reporting segments as noted above. Because segment disclosures were not presented in the 2001 and 2000 audited consolidated financial statements, only one set of segment disclosures is included in these consolidated financial statements.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the years ended December 31 (in thousands):

                                                  2002                                                 2002
                              --------------------------------------------------- ----------------------------------------------
                                                   Brokerage/
                                                    Trust/                        Reportable           Intersegment Consolidated
                               Banking  Insurance  Financial  Other (a)   Totals   Segments   Other(a) Elimination     Total
                              --------- --------- ---------- ----------  -------- ---------- --------- -----------  ------------
Net interest income.......... $ 15,089  $   41      $    -    $ (2,102)  $ 13,028  $15,130    $(2,102)   $   1,883     $ 14,911
Other revenue-external
 customers...................    6,272   9,191       1,934         115     17,512   17,397        115       (1,216)      16,296
Other revenue-from other
  segments...................       99      --          55         648        802      154        648         (802)          --
Depreciation and
  amortization...............    1,518     633          33          17      2,201    2,184         17           --        2,201
Equity in the net income
  of investees...............      639      --          --       3,620      4,259      639      3,620       (4,259)          --
Other significant noncash
  items:
  Provision for credit
   losses....................    1,202      --          --          --      1,202    1,202         --           --        1,202
Segment profit (loss) from
   continuing operations.....    4,502   1,461        (677)     (2,439)     2,847    5,286     (2,439)          --        2,847
Income tax provision
  (benefit)..................    1,505     430        (255)       (858)       822    1,680       (858)          --          822
Income from discontinued
  Fargo branch, net of
  income taxes...............       49      --          --          --         49       49         --           --           49
Loss on sale of
  discontinued Fargo branch,
  net of income taxes........      (35)     --          --          --        (35)     (35)        --           --          (35)
Segment profit (loss)........    3,011   1,031        (422)     (1,581)     2,039    3,620     (1,581)          --        2,039
Segment assets, from
  continuing operations......  599,415  26,364       1,307      66,931    694,017  627,086     66,931      (91,789)     602,228
Segment assets...............  599,415  26,364       1,307      66,931    694,017  627,086     66,931      (91,789)     602,228

                                                     2001                                                 2001
                              --------------------------------------------------- ----------------------------------------------
                                                   Brokerage/
                                                    Trust/                        Reportable           Intersegment Consolidated
                               Banking  Insurance  Financial  Other (a)   Totals   Segments   Other(a) Elimination     Total
                              --------- --------- ---------- ----------  -------- ---------- --------- -----------  ------------
Net interest income.........  $ 15,380  $    18    $    -   $  (1,885)  $ 13,513   $ 15,398  $ (1,885)  $  1,417    $ 14,930
Other revenue-external
 customers..................     5,204    1,952     2,176          70      9,402      9,332        70       (688)      8,714
Other revenue-from other
 segments...................        62       --        69         703        834        131       703       (834)         --
Depreciation and
 amortization...............     1,368       96        84          57      1,605      1,548        57         --       1,605
Equity in the net income
 (loss)of investees.........      (384)      --        --       2,820      2,436       (384)    2,820     (2,436)         --
Other significant noncash
 items:
  Provision for credit
   losses...................     1,699       --        --          --      1,699      1,699        --         --       1,699
Segment profit (loss) from
   continuing operations....     5,032      140      (655)     (2,131)     2,386      4,517    (2,131)        --       2,386
Income tax provision
 (benefit)..................     1,757       (9)     (367)       (690)       691      1,381      (690)        --         691
Loss from discontinued
 Fargo branch, net of
 income taxes...............      (203)      --        --          --       (203)      (203)       --         --        (203)
Extraordinary item - loss
 on early extinguishment
 of debt, net of income
 taxes......................        --       --        --        (134)      (134)        --      (134)        --        (134)
Cumulative effect of
 change in accounting
 principle, net of income
 taxes......................      (113)      --        --          --       (113)      (113)       --         --        (113)
Segment profit (loss).......     2,959      149      (288)     (1,575)     1,245      2,820    (1,575)        --       1,245
Segment assets, from
 continuing operations......   558,175    2,026     1,976      52,475    614,652    562,177    52,475    (58,685)    555,967
Segment assets..............   587,265    2,026     1,976      52,475    643,742    591,267    52,475    (58,685)    585,057

                                                    2000                                                 2000
                              --------------------------------------------------- ----------------------------------------------
                                                   Brokerage/
                                                    Trust/                        Reportable           Intersegment Consolidated
                               Banking  Insurance  Financial  Other (a)   Totals   Segments   Other(a) Elimination     Total
                              --------- --------- ---------- ----------  -------- ---------- --------- -----------  ------------
 Net interest income.......   $ 14,306    $  18    $   (1)   $  (1,355)  $ 12,968  $14,323   $ (1,355)  $    410     $ 13,378
 Other revenue-external
  customers................      2,925    2,012      2,998          53      7,988    7,935         53       (305)       7,683
 Other revenue-from
  other segments...........          2       --         59       1,426      1,487       61      1,426     (1,487)          --
 Depreciation and
  amortization.............      1,270       95         87          68      1,520    1,452         68         --        1,520
 Equity in the net
  income of investees......         85       --         --       2,954      3,039       85      2,954     (3,039)          --
 Other significant
  noncash items:
   Provision for credit
    losses.................      1,202       --         --          --      1,202    1,202         --         --        1,202
 Segment profit (loss)
  from continuing
  operations...............      4,728      216        287      (1,592)     3,639    5,231     (1,592)        --        3,639
 Income tax provision
  (benefit)................      1,580       20        101        (518)     1,183    1,701       (518)        --        1,183
 Loss from discontinued
  Fargo branch, net of
  income taxes.............      (575)       --         --          --       (575)    (575)        --         --         (575)
 Gain on disposal of
  asset-based lending
  subsidiary, net of
  income taxes.............         --       --         --         159        159       --        159         --          159
 Extraordinary item -
  gain on early
  extinguishment of debt,
  net of income taxes......         --       --         --         257        257       --        257         --          257
 Segment profit (loss).....      2,573      196        186        (658)     2,297    2,955       (658)        --        2,297
 Segment assets, from
  continuing operations....    545,748    1,794      2,814      48,906    599,262  550,356     48,906    (51,814)     547,448
 Segment assets............    568,316    1,794      2,814      48,906    621,830  572,924     48,906    (51,814)     570,016
---------------------------------

(a) The financial information in the "Other" column is for the bank holding company.

17. Derivatives:

On January 1, 2001, the Company had an interest rate floor contract that qualified as a cash flow hedge of interest rate risk associated with floating rate commercial loans. As a result of the adoption of SFAS 133, the Company recognized this derivative instrument at its fair value and recorded a charge to earnings of $113,000, net of taxes, for the derivative instrument's loss excluded from the assessment of hedge effectiveness. This amount is presented as the cumulative effect of a change in accounting principle for the year ended December 31, 2001. During 2001, the Company recognized in interest income $256,000 for the derivative instrument's gain and a loss of $(109,000) was reclassified into interest income as a result of the discontinuance of its cash flow hedge.

During May and June 2001, the Company purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20 million of 4.50 percent contracts having three-year original maturities and $20 million of 5.50 percent contracts having five-year original maturities. The contracts, classified as other assets, are reflected in the Company's December 31, 2002 consolidated balance sheet at their then combined fair value of $136,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 2002 and 2001, the impact of marking the contracts to market (reflected as an increase in interest expense) was $779,000 and $331,000, respectively.


18. Regulatory Capital:

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

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002, BNCCORP and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual capital amounts and ratios of BNCCORP and its subsidiary bank(s) as of December 31 are also presented in the tables (dollar amounts in thousands):

                                                                                                      To be Well Capitalized Under
                                                                          For Capital Adequacy         Prompt Corrective Action
                                                     Actual                     Purposes                      Provisions
                                            ------------------------    -------------------------    ------------------------------
                                               Amount       Ratio         Amount         Ratio         Amount           Ratio
                                            -------------  ---------    ------------   ----------    ------------   ---------------
       As of December 31, 2002
Total Capital (to risk-weighted assets):
   Consolidated............................   $ 41,270       9.53 %      $ 34,641         8.0 %           N/A            N/A
   BNC National Bank.......................     45,142      10.45          34,562         8.0        $ 43,202           10.0 %
Tier I Capital (to risk-weighted assets):
   Consolidated............................     25,613       5.92          17,321         4.0             N/A            N/A
   BNC National Bank.......................     40,137       9.29          17,281         4.0          25,921            6.0
Tier I Capital (to average assets):
   Consolidated............................     25,613       4.46          22,948         4.0             N/A            N/A
   BNC National Bank.......................     40,137       7.00          22,923         4.0          28,654            5.0

       As of December 31, 2001
Total Capital (to risk-weighted assets):
   Consolidated............................   $ 53,428      12.96 %      $ 32,969         8.0 %           N/A            N/A
   BNC National Bank.......................     44,098      11.01          32,053         8.0        $ 40,067           10.0 %
   BNC National Bank of Arizona............      2,657      22.93             927         8.0           1,159           10.0
Tier I Capital (to risk-weighted assets):
   Consolidated............................     36,536       8.87          16,485         4.0             N/A            N/A
   BNC National Bank.......................     39,916       9.96          16,027         4.0          24,040            6.0
   BNC National Bank of Arizona............      2,514      21.70             464         4.0             695            6.0
Tier I Capital (to average assets):
   Consolidated............................     36,536       6.33          23,074         4.0             N/A            N/A
   BNC National Bank.......................     39,916       6.96          22,940         4.0          28,675            5.0
   BNC National Bank of Arizona............      2,514      20.10             500         4.0             625            5.0

19. Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                                           2002                              2001
                                           ---------------------------------  --------------------------------
                                              Carrying            Fair           Carrying           Fair
                                               Amount            Value            Amount           Value
                                           ----------------  ---------------  ---------------- ---------------
Assets:
  Cash, due from banks and federal
    funds sold............................   $   17,137       $   17,137        $   23,972       $  23,972
  Investment securities available
    for sale..............................      208,072          208,072           211,801         211,801
  Federal Reserve Bank and Federal Home
    Loan Bank Stock.......................        7,071            7,071             7,380           7,380
  Loans and leases, net...................      330,788          331,034           293,599         296,416
  Accrued interest receivable.............        2,856            2,856             3,008           3,008
  Derivative financial instruments........          136              136               915             915
                                           ----------------  ---------------  ---------------- ---------------
                                                566,060       $  566,306           540,675      $  543,492
                                                             ===============                   ===============
   Other assets...........................       36,168                             44,382
                                           ----------------                   ----------------
                                             $  602,228                         $  585,057
                                           ================                   ================
Liabilities:
  Deposits, noninterest-bearing...........   $   44,377       $   44,377        $   30,521       $  30,521
  Deposits, interest-bearing..............      353,868          356,736           344,756         346,765
  Borrowings and advances.................      133,881          142,393           117,973         118,846
  Accrued interest payable................        1,608            1,608             2,428           2,428
  Guaranteed preferred beneficial
    interests in Company's
    subordinated debentures...............       22,326           23,926            22,244          22,915
                                           ----------------  ---------------  ---------------- ---------------
                                                556,060       $  569,040           517,922      $  521,475
                                                             ===============                   ===============
  Other liabilities.......................        8,445                             36,456

  Stockholders' equity....................       37,723                             30,679
                                           ----------------                   ----------------
                                             $  602,228                         $  585,057
                                           ================                   ================
Financial instruments with
  off-balance-sheet risk:
  Commitments to extend credit............                    $      351                        $     323
  Standby and commercial
    letters of credit.....................                            89                                7
                                                             ----------------                  ---------------
                                                              $      440                        $     330
                                                             ================                  ===============

20. Financial Instruments With Off-Balance-Sheet Risk:

In the normal course of business, the Company is a party to various financial instruments with off-balance-sheet risk, primarily to meet the needs of its customers as well as to manage its interest rate risk. These instruments, which are issued by the Company for purposes other than trading, carry varying degrees of credit, interest rate or liquidity risk in excess of the amount reflected in the consolidated balance sheets.

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents the Company's exposure to credit loss in the event of default by the borrower; however, at December 31, 2002 no losses were anticipated as a result of these commitments, based on current information. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements related to such commitments.

Standby and Commercial Letters of Credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Company's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount; however, at December 31, 2002 no losses were anticipated as a result of these commitments, based on current information. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

The contractual amounts of these financial instruments were as follows as of December 31, (in thousands):

                                       2002                     2001
                             ----------------------    -------------------------
                                          Variable                   Variable
                             Fixed Rate     Rate       Fixed Rate      Rate
                             ----------   ---------    ----------   ------------
 Commitments to
  extend credit.............  $  11,322   $  91,694    $  18,425     $  92,543
 Standby and commercial
  letters of credit.........        188       8,730          355         1,834

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

The notional amounts of these financial instruments were as follows as of December 31 (in thousands):

                                   2002               2001
                              --------------     --------------
Interest rate caps...........   $  40,000          $  40,000

21. Guarantees

As of December 31, 2002, the Company had entered into the following guarantee arrangements:

Contingent Consideration in Business Combination. Pursuant to the terms of the agreement related to the acquisition of Milne Scali in April 2002, additional consideration of up to $8.5 million may be payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with SFAS 141, there is no current carrying amount associated with this guarantee. Additionally, there are no recourse provisions associated with this guarantee that would enable the Company to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee that the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. BNCCORP, concurrent with the issuance of preferred securities in July 2000 by BNC Capital Trust I and in July 2001 by BNC Statutory Trust II, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities (See Note 14 for a full description of the nature of the established trusts and the securities issued by the trusts). There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees that BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

Performance Standby Letters of Credit. As of December 31, 2002, the Bank had issued $642,000 of performance standby letters of credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the
performance   of  a   nonfinancial   or  commercial   obligation.   Under  these
arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. As of December 31, 2002, under accounting standards then effective, there was no current carrying amount associated with these guarantees. Effective January 1, 2003, such guarantees will be recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Financial Standby Letters of Credit. As of December 31, 2002, the Bank had issued $7.9 million of financial standby letters of credit. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money borrowed by or advanced to or for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the financial standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. As of December 31, 2002, under accounting standards then effective, there was no current carrying amount associated with these guarantees. Effective January 1, 2003, such guarantees will be recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.


22. Related-Party/Affiliate Transactions:

The Bank has entered into transactions with related parties such as opening deposit accounts for and extending credit to employees of the Company. In the opinion of management, such transactions have been fair and reasonable to the Bank and have been entered into under terms and conditions substantially the same as those offered by the Bank to unrelated parties.

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $1.0 and $1.8 million at December 31, 2002 and 2001, respectively. During 2002, $264,000 of new loans were made and repayments totaled $1.2 million. The total amount of deposits received from these parties was $3.1 and $1.8 million at December 31, 2002 and 2001, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection.

On May 3, 2002, BNCCORP issued 150 shares of its noncumulative preferred stock to Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company, for cash. Each share has a preferential noncumulative dividend at an annual rate of 8.0 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock is not redeemable by BNCCORP and carries no conversion rights.

During the first quarter of 2003, the Company expects to purchase the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona. The Company will purchase the building from Milne Scali Properties, LLC. Milne Scali Properties, LLC is a limited liability company whose members are Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company. The purchase price for the building will be the appraised amount of $3.9 million, which will be funded through cash generated from operations. An independent party completed the appraisal. See Note 27, "Commitments and Contingencies - Leases" for further discussion of the option to purchase the building.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2002, BNCCORP and its affiliates were in compliance with these requirements.


23. Repossessed and Impaired Asset Expenses/Write-Offs:

The Company recorded write downs to estimated net realizable value of other real estate owned and repossessed assets, and related collection and other expenses, of $142,000, $40,000, and $470,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's investment in repossessed assets of $8,000 as of December 31, 2002 represents management's current estimate of net realizable value based upon current valuation of the assets.


24. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

                                       2002            2001             2000
                                   -----------     ------------     -----------
Continuing Operations -
   Current:
      Federal..................... $     800       $     657        $     380
      State.......................       218             376              200
   Deferred:
      Federal.....................      (250)           (218)             385
      State.......................        54            (124)             218
                                   -----------     ------------     -----------
                                   $     822       $     691        $   1,183
                                   ===========     ============     ===========


                                       2002             2001            2000
                                   -----------     -------------    -----------
Discontinued Operations -
   Current:
      Federal..................... $       5       $     (77)       $    (181)
      State.......................         1              (6)             (96)
                                   -----------     -------------    -----------
                                   $       6       $     (83)       $    (277)
                                   ===========     =============    ===========

The provision (benefit) for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

                                       2002           2001           2000
                                    -----------    -----------    ----------
Tax at 34% statutory rate.......... $     967      $    811       $   1,237

 State taxes (net of federal
  benefit).........................       108            85             253
 Tax-exempt interest...............      (289)         (250)           (321)
 Other, net........................        36            45              14
                                    -----------    -----------    ----------
                                    $     822      $    691       $   1,183
                                    ===========    ===========    ==========


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                       2002             2001
                                                    -----------      -----------
Deferred tax asset:
  Loans, primarily due to
    differences in accounting
    for credit losses..........................     $  1,809         $   1,490
  Difference between book and
    tax amortization of branch
    premium acquisition costs..................          312               276
  Other........................................          731               392
                                                    -----------      -----------
              Deferred tax asset...............        2,852             2,158
                                                    -----------      -----------
Deferred tax liability:
  Unrealized gain on securities
    available for sale.........................        1,666             1,016
  Leases, primarily due to differences
    in accounting for leases...................          594               420
  Premises and equipment, primarily due
    to differences in original cost
      basis and depreciation...................          902               578
                                                    -----------      -----------
           Deferred tax liability..............        3,162             2,014
                                                    -----------      -----------
           Net deferred tax asset (liability)..     $   (310)        $     144
                                                    ===========      ===========

The Company has, in its judgment, made certain reasonable assumptions relating to the realization of deferred tax assets. Based upon these assumptions, the Company has determined that no valuation allowance is required with respect to the deferred tax assets.

25. Earnings Per Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:


                                             Net
                                           Income
                                           (Loss)         Shares      Per-Share
                                        (Numerator)   (Denominator)     Amount
                                        ------------  -------------  -----------
              2002
  Basic earnings per common share:
Income from continuing operations...... $ 2,025,000
Less: Preferred stock dividends........     (79,000)
                                        ------------
Income from continuing operations
  available to common stockholders.....   1,946,000     2,611,629    $     0.74

Income from discontinued Fargo
  branch, net of income taxes..........      14,000     2,611,629          0.01
                                        ------------                 -----------
Income attributable to common
  stockholders......................... $ 1,960,000     2,611,629    $     0.75
                                        ============                 ===========
Effect of dilutive shares -
    Options............................                    17,169
                                                      --------------
  Diluted earnings per common share:
Income from continuing operations...... $ 2,025,000
Less: Preferred stock dividends........     (79,000)
                                        ------------
Income from continuing operations
  available to common stockholders.....   1,946,000     2,628,798    $     0.74

Income from discontinued Fargo
  branch, net of income taxes..........      14,000     2,628,798          0.01
                                        ------------                 -----------
Income attributable to common
  stockholders......................... $ 1,960,000     2,628,798    $     0.75
                                        ============                 ===========

              2001
  Basic earnings per common share:
Income from continuing operations...... $ 1,695,000     2,395,353    $     0.71
Loss from discontinued Fargo branch,
  net of income taxes..................    (203,000)    2,395,353         (0.08)
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes.........................    (134,000)    2,395,353         (0.06)
Cumulative effect of change in
  accounting principle, net
  of income taxes......................    (113,000)    2,395,353         (0.05)
                                                      ------------   -----------
Income available to common
  stockholders......................... $ 1,245,000                  $     0.52
                                        ============                 ===========
Effect of dilutive shares -
    Options............................                    25,760
                                                      ------------
  Diluted earnings per common share:
Income from continuing operations...... $ 1,695,000     2,421,113    $     0.70
Loss from discontinued Fargo branch,
  net of income taxes..................    (203,000)    2,421,113         (0.08)
Extraordinary item - loss on early
  extinguishment of debt,
  net of income taxes..................    (134,000)    2,421,113         (0.06)
Cumulative effect of change in
  accounting principle, net
    of income taxes....................    (113,000)    2,421,113         (0.05)
                                        -------------                -----------
Income available to common
  stockholders......................... $ 1,245,000                  $     0.51
                                        =============                ===========

                                             Net
                                           Income
                                           (Loss)          Shares      Per-Share
                                         (Numerator)   (Denominator)     Amount
                                         ------------  -------------  ----------
                 2000
  Basic earnings per common share:
Income from continuing operations......  $ 2,456,000     2,397,356     $   1.02
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................      159,000     2,397,356         0.07
Loss from discontinued Fargo branch,
  net of income taxes..................     (575,000)    2,397,356        (0.24)
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes.........................      257,000     2,397,356         0.11
                                        -------------                 ----------
Income available to common
  stockholders.........................  $ 2,297,000     2,397,356     $   0.96
                                        =============                 ==========
Effect of dilutive shares -
   Options.............................                      1,197
                                                       -------------
  Diluted earnings per common share:
Income from continuing operations......  $ 2,456,000     2,398,553     $   1.02
Gain on disposal of asset-based
  lending subsidiary, net of
  income taxes.........................      159,000     2,398,553         0.07
Loss from discontinued Fargo branch,
  net of income taxes..................     (575,000)    2,398,553        (0.24)
Extraordinary item - gain on early
  extinguishment of debt, net of
  income taxes.........................      257,000     2,398,553         0.11
                                        --------------                ----------
Income available to common
  stockholders.........................  $ 2,297,000     2,398,553     $   0.96
                                        ==============                ==========

The following options and warrants, with exercise prices ranging from $5.88 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                       2002            2001             2000
                                   ------------    ------------     -----------
Quarter ended March 31.............     97,508         101,570         159,934
Quarter ended June 30..............     96,145          97,177         152,548
Quarter ended September 30.........    103,498          95,508         154,348
Quarter ended December 31..........     91,989         101,649         120,512


26. Benefit Plans:

BNCCORP has a qualified, tax-exempt 401(k) savings plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. The BNCCORP 401(k) savings plan will be merged with the plan of Milne Scali on April 1, 2003. Under the BNCCORP plan, eligible employees may elect to defer up to 50 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of 5 percent of employee compensation. Generally, all participant contributions and earnings are fully and immediately vested. The Company makes its matching contribution during the first calendar quarter following the last day of each calendar year and an employee must be employed by the Company on the last calendar day of the year in order to receive the current year's employer match. The anticipated matching contribution is expensed monthly over the course of the calendar year based on employee contributions made throughout the year. The Company made matching contributions of $261,000, $207,000 and $188,000 for 2002, 2001 and 2000, respectively. Under the investment options available under the 401(k) savings plan, employees may elect to invest their salary deferrals in BNCCORP common stock. At December 31, 2002, the assets in the plan totaled $5.5 million and included $1.4 million (200,211 shares) invested in BNCCORP common stock.

27. Commitments and Contingencies:

Employment Agreements and Noncompete Convenants. The Company has entered into three-year employment agreements with its chairman of the board and president and chief executive officer (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if status as employees with BNCCORP is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of the Company, as defined in the agreements, then the Executives will be paid a lump-sum amount equal to three times their current annual compensation.

In conjunction with the April 2002 business combination with Milne Scali, the Company has entered into five-year employment agreements with the chairman and president of Milne Scali (the "Insurance Executives"). The Insurance Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the board of directors. The Insurance Executives will also be provided with benefits under any employment benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP.

In conjunction with its 1998 business combination with Lips & Lahr, Inc., ("Lips & Lahr") the Company assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commissions received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term, which ran through December 31, 2000. Additionally, the agreements provide for the payment of deferred compensation for a term of ten years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officers' books of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. The deferred compensation payments have been accrued for as of December 31, 2002. Both of the Officers resigned and the Company remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

In the business combination with Lips & Lahr, BNC Insurance assumed two additional non-compete agreements with former officers of Lips & Lahr. Monthly payments under these agreements, which commenced in 1996, are scheduled to continue into 2006.

Legal Proceedings. From time to time, the Company may be a party to legal proceedings arising out of its lending, deposit operations or other activities. The Company engages in foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers may also bring actions against the Company, in some cases claiming damages. Some financial services companies have been subjected to significant exposure in connection with litigation, including class action litigation and punitive damage claims. While the Company is not aware of any actions or allegations that should reasonably give rise to any material adverse effect, it is possible that the Company could be subjected to such a claim in an amount that could be material. Based upon a review with its legal counsel, management believes that the ultimate disposition of pending litigation will not have a material effect on the Company's financial condition, results of operations or cash flows.



Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2002, 2001 and 2000, was $1.2 million, $675,000 and $422,000, respectively, for facilities, and $94,000, $94,000 and $43,000, respectively, for equipment and other items. At December 31, 2002, the total minimum annual base lease payments for operating leases were as follows:

  2003...................... $  1,421
  2004......................    1,309
  2005......................    1,119
  2006......................      956
  2007......................      918
  Thereafter................    2,025

The Company has the option to purchase the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona if such option is exercised before the fifteenth day of April, 2004 or a date which is fifteen days of receipt of written notice from the lessor that the lessor has received a bona fide third party purchase offer, whichever is sooner. Under the lease agreement, the purchase price, payable in cash, shall be the greater of $4.1 million, the price set forth in a purchase offer, if any, or the fair market value of the building as of the date the purchase notice is delivered to the lessor. The Company and the lessor have agreed that the option to purchase the building will be exercised during the first quarter of 2003. The purchase price will be $3.9 million, the appraised value of the building, and will be funded through cash generated from operations. If the purchase of the building is completed as planned, the annual base lease payments for operating leases stated above will be reduced by $295,000 for 2003, $393,000 for each of the years 2004 through 2007 and $1.7 million for the period thereafter. See Note 22, "Related-Party/Affiliate Transactions" for further information related to this transaction.

The Company is subleasing a building in Bismarck. The sublease runs for a term of 24 months, terminating on May 30, 2003, renewable for 5 additional two-year terms. Future minimum rentals to be received under the sublease are $84,300 per annum, paid annually in advance by each June 1.


28. Stock-Based Compensation:

BNCCORP's 1995 Stock Incentive Plan (the "1995 Stock Plan") and its 2002 Stock Incentive Plan (the "2002 Stock Plan," together, the "Stock Plans") are intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The 1995 Stock Plan, which is administered by the compensation committee of the board of directors (the "Committee"), provides for an authorization of 250,000 shares of common stock for issuance thereunder. The 2002 Stock Plan, which is also administered by the Committee, provides for an authorization of 125,000 shares of common stock for issuance thereunder. Under the Stock Plans, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plans provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. The Committee determines vesting requirements, which may vary, and the maximum term of options granted is generally ten years.

As of December 31, 2002, 24,473 restricted shares issued under the 1995 Stock Plan were outstanding. 22,473 of the shares were fully vested. 2,000 shares vest 50 percent in each of 2003 and 2004. The Company records the compensation expense related to restricted stock on a straight-line basis over the applicable service period. Compensation cost charged to operations was $9,000, $9,000 and $74,000 in 2002, 2001 and 2000, respectively. The Company did not issue any restricted stock during 2002, 2001 or 2000.

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998, administered by the Committee and terminated during 1999.

The Company applies APB 25 and related interpretations in accounting for both the Stock Plans and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 2002, 2001 or 2000. As of December 31, 2002, 180,810 options had been awarded under the 1995 Stock Plan. 10,775 of them had been exercised and 170,035 remained outstanding. 3,900 options awarded under the Directors' Plan remained outstanding. No awards had been made under the 2002 Stock Plan. Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, net income and EPS would have been reduced as follows for the years ended December 31:

                             2002             2001             2000
                        -------------    --------------    --------------
Net Income:
     As Reported.......  $ 2,039,000        $1,245,000        $2,297,000
     Pro Forma.........    2,005,000         1,145,000         2,237,000
Basic EPS:
     As Reported.......         0.75              0.52              0.96
     Pro Forma.........         0.72              0.45              0.89
Diluted EPS:
     As Reported.......         0.75              0.51              0.96
     Pro Forma.........         0.72              0.44              0.89

Following is a summary of stock option transactions for the years ended December 31:

                                                2002                          2001                            2000
                                    --------------------------   ----------------------------    -----------------------------
                                     Options        Weighted       Options         Weighted       Options         Weighted
                                        To          Average          to            Average           to           Average
                                     Purchase       Exercise      Purchase         Exercise       Purchase        Exercise
                                      Shares          Price        Shares           Price          Shares          Price
                                    -----------    -----------   ------------    -------------   -----------    -------------
Outstanding, beginning of year....    208,408         $10.37       118,148           $ 13.84       122,434          $ 14.82
Granted...........................      2,500           7.51       109,840              6.16        18,500             6.03

Exercised.........................     (4,000)          6.03        (4,840)             5.94            --               --
Forfeited.........................    (32,973)         10.12       (14,740)             8.21       (22,786)           12.80
                                    -----------                  ------------                    -----------
Outstanding, end of year..........    173,935          10.48       208,408             10.37       118,148            13.84
                                    ===========                  ============                    ===========
Exercisable, end of year..........     92,248          12.87       106,948             12.88        62,688            13.11
                                    ===========                  ============                    ===========
Weighted average fair value
  of options:
    Granted.......................     $ 3.35                       $ 2.91                          $ 3.05
                                    ===========                  ============                    ===========
    Exercised.....................     $ 2.91                       $ 2.83                          $  --
                                    ===========                  ============                    ===========
    Forfeited.....................     $ 4.61                       $ 3.88                          $ 5.84
                                    ===========                  ============                    ===========

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value of options granted for the years ended December 31:

Weighted average -                    2002           2001            2000
                                  ----------     -----------     ----------
 Dividend yield...................     0.00%           0.00%          0.00%
 Risk-free interest rate -
  7 year treasury yield...........     3.35%           5.00%          6.30%
 Volatility.......................    36.73%          35.36%         36.08%
 Expected life.................... 7.0 years       7.0 years      7.0 years


Following is a summary of the status of options outstanding at December 31, 2002:

                                          Outstanding Options                      Exercisable Options
                               --------------------------------------------  ------------------------------

                                            Weighted Average      Weighted                  Weighted
                                               Remaining          Average                   Average
                                              Contractual         Exercise                  Exercise
                                 Number          Life              Price        Number       Price
                               ----------   ----------------   ------------  -----------  ------------
Options with exercise prices
  ranging from:
          $17.00 to $17.75        63,500        6.0 years         $ 17.05      51,580       $ 17.06
          $5.88 to $10.00        110,435        8.2 years         $  6.70      40,668       $  7.56
                               ----------                                    -----------
                                 173,935                                       92,248
                               ==========                                    ===========

29. Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                               Parent Company Only
                            Condensed Balance Sheets
                                As of December 31
                        (In thousands, except share data)

                                                       2002             2001
                                                   ------------    -------------
Assets:
     Cash and cash equivalents...................    $  3,871         $  6,250
     Investment in subsidiaries..................      64,518           46,847
     Loans.......................................          --                5
     Receivable from subsidiaries................          95               86
     Deferred charges and intangible
      assets, net................................         154              154
     Other.......................................         993              782
                                                   ------------    -------------
                                                     $ 69,631         $ 54,124
                                                   ============    =============
Liabilities and stockholders' equity:
     Subordinated debentures.....................    $ 22,484         $ 22,398
     Long term note..............................       8,500               --
     Accrued expenses and other liabilities......         924            1,047
                                                   ------------    -------------
                                                       31,908           23,445
                                                   ------------    -------------
     Preferred stock, $.01 par value -
       2,000,000 shares authorized; 150 shares
          issued and outstanding as of
          December 31, 2002......................          --               --
     Capital surplus - preferred stock...........       1,500               --
         Common stock, $.01 par value -
          10,000,000 shares authorized;
          2,700,929 and 2,399,170 shares
          issued and outstanding (excluding
          42,880 shares held in treasury)........          27               24
     Capital surplus - common stock..............      16,614           14,084
     Retained earnings...........................      17,395           15,435
     Treasury stock (42,880 shares)..............        (513)            (513)
     Accumulated other comprehensive income,
         net of income taxes.....................       2,700            1,649
                                                   ------------    -------------
     Total stockholders' equity..................      37,723           30,679
                                                   ------------    -------------
                                                     $ 69,631         $ 54,124
                                                   ==============  =============

                               Parent Company Only
                         Condensed Statements of Income
                         For the Years Ended December 31
                                 (In thousands)

                                                 2002         2001       2000
                                             -----------  ----------- ---------
Income:
     Management fee income..................   $  649      $   703    $ 1,426
     Interest...............................       83          322        322
     Other..................................      114           70         53
                                             -----------  ----------- ---------
         Total income.......................      846        1,095      1,801
                                             -----------  ----------- ---------
Expenses:
     Interest...............................    2,185        2,207      1,677
     Personnel expense......................      521          512      1,162
     Legal and other professional...........      210          144        124
     Depreciation and amortization..........       17           57         68
     Other..................................      352          307        361
                                             -----------  ----------- ---------
         Total expenses.....................    3,285        3,227      3,392
                                             -----------  ----------- ---------
Loss before income tax benefit and
     equity in undistributed income of
     subsidiaries...........................   (2,439)      (2,132)    (1,591)
Income tax benefit..........................      858          691        518
                                             -----------  ----------- ---------
Loss before equity in undistributed
     income of subsidiaries.................   (1,581)      (1,441)    (1,073)
Equity in undistributed income of
     subsidiaries...........................    3,606        3,023      3,529
                                             -----------  ----------- ---------
Income from continuing operations...........    2,025        1,582      2,456
Equity in undistributed income (loss) from
     operations of discontinued branch......       14         (203)      (575)
                                             -----------  ----------- ---------
Income before gain on disposal of
     asset-based lending subsidiary.........    2,039        1,379      1,881
Gain on disposal of asset-based lending
     subsidiary.............................       --           --        159
                                             -----------  ----------- ---------
Income before extraordinary item............    2,039        1,379      2,040
Extraordinary item-gain (loss) on early
     extinguishment of debt, net of
     income taxes...........................       --         (134)       257
                                             -----------  ----------- ---------
         Net income......................... $  2,039     $  1,245    $ 2,297
                                             ===========  =========== =========

                               Parent Company Only
                       Condensed Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)

                                                    2002      2001       2000
                                                 ---------  ---------  ---------
Operating activities:
  Net income.................................... $ 2,039    $ 1,245    $ 2,297
  Adjustments to reconcile net income to net
   cash used in operating activities -
    Gain on sale of discontinued operation......      --         --       (159)
    Depreciation and amortization...............      18         43         48
    Equity in undistributed income of
      subsidiaries..............................  (3,620)    (2,820)    (2,954)
    Change in prepaid expenses and other
      receivables...............................     265       (111)        20
    Change in accrued expenses and other
      liabilities...............................    (123)       332         98
    Other.......................................    (482)       386         14
                                                 ---------  ---------  ---------
       Net cash used in operating activities..    (1,903)      (925)      (636)
                                                 ---------  ---------  ---------
Investing activities:
   Net decrease in loans........................       5         11         --
   Increase in investment in subsidiaries ...... (13,000)    (3,464)      (232)
   Additions to premises and equipment, net.....     (21)        12        (59)
                                                 ---------  ---------  ---------
       Net cash used in investing activities.... (13,016)    (3,441)      (291)
                                                 ---------  ---------  ---------
Financing activities:
   Repayments of long-term borrowings...........      --    (13,172)    (2,001)
   Proceeds from long-term borrowings...........   8,500         --        --
   Amortization of discount on
     subordinated notes.........................      --        371         93
   Amortization of deferred charges.............      --         14         20
   Proceeds from issuance of subordinated
     debentures.................................      --     14,893      7,440
   Proceeds from issuance of preferred stock....   1,500         --         --
   Proceeds from issuance of common stock.......   2,524         --         --
   Amortization of discount on subordinated
     debentures.................................      86         53         12
   Payment of preferred stock dividends.........     (79)        --         --
   Other, net...................................       9        (86)        74
                                                 ---------  ---------  ---------
       Net cash provided by financing
        activities..............................  12,540      2,073      5,638
                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash
   equivalents..................................  (2,379)    (2,293)     4,711
Cash and cash equivalents, beginning of year....   6,250      8,543      3,832
                                                 ---------  ---------  ---------
Cash and cash equivalents, end of year.......... $ 3,871    $ 6,250    $ 8,543
                                                 =========  =========  =========
Supplemental cash flow information:
   Interest paid................................ $ 2,050    $ 2,143    $ 1,293
                                                 =========  =========  =========
   Income tax payments received from
      subsidiary bank(s), net of
      income taxes paid......................... $ 1,563    $   652    $    69
                                                 =========  =========  =========

30. Quarterly Financial Data (unaudited, in thousands, except shares and EPS):

                                                      2002
                               -------------------------------------------------
                                  First       Second        Third        Fourth
                                 Quarter      Quarter      Quarter      Quarter
                               -----------  -----------  -----------  ----------
Interest income............... $    7,581   $    7,825   $    8,431   $   7,981
Interest expense..............      4,111        4,538        4,347       3,911
                               -----------  -----------  -----------  ----------
Net interest income...........      3,470        3,287        4,084       4,070
Provision for credit
  losses......................        217          185          400         400
                               -----------  -----------  -----------  ----------
Net interest income
  after provision
  for credit losses...........      3,253        3,102        3,684       3,670

Noninterest income............      2,345        4,119        5,123       4,709
Noninterest expense...........      5,374        7,187        7,355       7,242
                               -----------  -----------  -----------  ----------
Income before income
  taxes.......................        224           34        1,452       1,137
Income tax provision
  (benefit)...................         94          (30)         430         328
                               -----------  -----------  -----------  ----------
Income from continuing
  operations..................        130           64        1,022         809
Gain (loss) from
  discontinued Fargo
  branch, net of
  income taxes................         60           38          (69)        (15)
                               -----------  -----------  -----------  ----------
Net income.................... $      190   $      102   $      953   $     794
                               ===========  ===========  ===========  ==========

Dividends on preferred
  stock....................... $       --   $      (19)  $      (30)  $     (30)
                               -----------  -----------  -----------  ----------
Net income attributable
  to common stockholders...... $      190   $       83   $      923   $     764
                               ===========  ===========  ===========  ==========

Basic earnings per common
 share:
Income from continuing
  operations (less
  preferred stock
  dividends).................. $     0.05   $     0.02   $     0.37   $    0.29
Gain (loss) from
  discontinued Fargo
  branch, net of
  income taxes................       0.03         0.01        (0.03)      (0.01)
                               -----------  -----------  -----------  ----------
Basic earnings per common
  share....................... $     0.08   $     0.03   $     0.34   $    0.28
                               ===========  ===========  ===========  ==========

Diluted earnings per common
  share:
Income from continuing
  operations (less preferred
  stock dividends)............ $     0.05   $     0.02   $     0.37   $    0.29
Gain (loss) from discontinued
  Fargo branch, net of income
  taxes.......................       0.03         0.01        (0.03)      (0.01)
                               -----------  -----------  -----------  ----------
Diluted earnings per common
  share....................... $     0.08   $     0.03   $     0.34   $    0.28
                               ===========  ===========  ===========  ==========

Average common shares:
Basic.........................  2,399,170    2,645,213    2,697,929    2,699,951
Diluted.......................  2,424,739    2,670,195    2,702,709    2,710,311

                Unaudited - see accompanying accountant's report.

                                                             2001
                                       -------------------------------------------------
                                          First        Second       Third       Fourth
                                         Quarter      Quarter      Quarter      Quarter
                                       -----------  -----------  -----------  ----------
Interest income........................$   10,155   $    9,844   $    8,887   $    8,700
Interest expense.......................     6,469        5,836        6,027        4,324
                                       -----------  -----------  -----------  -----------
Net interest income....................     3,686        4,008        2,860        4,376
Provision for credit losses............       350          600          500          249
                                       -----------  -----------  -----------  -----------
Net interest income after
  provision for credit losses..........     3,336        3,408        2,360        4,127

Noninterest income.....................     2,187        2,478        1,827        2,222
Noninterest expense....................     4,305        4,701        5,084        5,469
                                       -----------  -----------  -----------  -----------
Income (loss) before income taxes......     1,218        1,185         (897)         880
Income tax provision (benefit).........       371          354         (378)         344
                                       -----------  -----------  -----------  -----------
Income (loss) from continuing
  operations...........................       847          831         (519)         536

Income (loss) from discontinued
  Fargo branch, net of income taxes....       (58)        (144)         (57)          56
                                       -----------  -----------  -----------  -----------
Income (loss) before extraordinary
  item and cumulative effect of change
  in accounting principle..............       789          687         (576)         592
Extraordinary item - gain (loss) on
  early extinguishment of debt, net
  of income taxes......................         4            4         (142)          --
Cumulative effect of change in
  accounting principle, net of income
  taxes................................      (113)          --           --           --
                                       -----------  -----------  -----------  -----------
Net income (loss)......................$      680   $      691   $     (718)  $      592
                                       ===========  ===========  ===========  ===========

Basic earnings per common share:
Income (loss) from continuing
  operations...........................$     0.35   $     0.35   $    (0.22)  $     0.23
Income (loss) from discontinued
  Fargo branch, net of income taxes....     (0.02)       (0.06)       (0.02)        0.02
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes.........................        --           --        (0.06)          --
Cumulative effect of change in
  accounting principle, net of
  income taxes.........................     (0.05)          --           --           --
                                       -----------  -----------  -----------  -----------
Basic earnings (loss) per
  common share.........................$     0.28   $     0.29   $    (0.30)  $     0.25
                                       ===========  ===========  ===========  ===========

Diluted earnings per common share:
Income (loss) from continuing
  operations...........................$     0.35   $     0.34   $    (0.22)  $     0.22
Income (loss) from discontinued
  Fargo branch, net of income taxes....     (0.02)       (0.06)       (0.02)        0.02
Extraordinary item - loss on early
  extinguishment of debt, net of
  income taxes.........................        --           --        (0.06)          --
Cumulative effect of change in
  accounting principle, net of
  income taxes.........................     (0.05)          --           --           --
                                       -----------  -----------  -----------  -----------
Diluted earnings (loss) per
  common share.........................$     0.28   $     0.28   $    (0.30)  $     0.24
                                       ===========  ===========  ===========  ===========

Average common shares:
Basic.................................. 2,394,610    2,394,330    2,398,118    2,399,170
Diluted................................ 2,411,482    2,426,269    2,398,118    2,421,819

                Unaudited - see accompanying accountant's report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 5, 2002, Arthur Andersen LLP ("Arthur Andersen") resigned as our independent auditors. We filed a Form 8-K on April 5, 2002 reporting Arthur Andersen's resignation. On May 28, 2002, we appointed KPMG LLP ("KPMG") as our independent auditors to replace Arthur Andersen. The decision to appoint KPMG was approved by our Board of Directors, subject to approval of the terms of KPMG's engagement by the Audit Committee of our Board of Directors. We filed a Form 8-K on May 28, 2002 reporting the appointment of KPMG.

During its tenure as our independent public accountants, Arthur Andersen's reports on our consolidated financial statements at and for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by our consolidated financial statements at and for the years ended December 31, 2001 and 2000 through the date of Arthur Andersen's resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused it to make reference to the subject matter in conjunction with its report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Arthur Andersen was provided with the disclosure set forth above and provided us with a letter to the effect that it did not disagree with the above statements as far as they relate to Arthur Andersen.

During the period covered by our consolidated financial statements at and for the years ended December 31, 2001 and 2000 through the date of appointment of KPMG, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events described in Item 304(a)(2) of Regulation S-K.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors and officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this annual report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the annual report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our controls' implementation and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the
Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our board's audit committee and to our independent auditors and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this annual report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to BNCCORP and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States.

Information concerning certain controls and procedures called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits.

     Reference is made to the Exhibit Index beginning on page E-1 hereby. We will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 18, 2003.

                                       BNCCORP, Inc.

                                       By:   /s/ Tracy Scott
                                           --------------------------------
                                             Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 18, 2003.


      /s/ Tracy Scott                        Chairman of the Board and Director
------------------------------------
          Tracy Scott


      /s/ Gregory K. Cleveland            President, Chief Executive Officer and
------------------------------------                     Director
          Gregory K. Cleveland                   (Principal Executive Officer)
                                                 (Principal Financial Officer)



      /s/ Brenda L. Rebel                   Chief Financial Officer and Director
------------------------------------            (Principal Accounting Officer)
          Brenda L. Rebel                                  Director


      /s/ Denise Forte-Pathroff, M.D.
------------------------------------                       Director
          Denise Forte-Pathroff, M.D.


      /s/ John A. Hipp, M.D.
------------------------------------                       Director
          John A. Hipp, M.D.


      /s/ Richard M. Johnsen, Jr.
------------------------------------                       Director
          Richard M. Johnsen, Jr.


      /s/ David A. Erickson
------------------------------------                       Director
          David A. Erickson


      /s/ Jerry R. Woodcox
------------------------------------                       Director
          Jerry R. Woodcox


      /s/ Terrence M. Scali
------------------------------------                       Director
          Terrence M. Scali

                                 CERTIFICATIONS


I, Gregory K. Cleveland, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of BNCCORP, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 18, 2003                  By   /s/ Gregory K. Cleveland
                                           -------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

I, Brenda L. Rebel, Treasurer and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of BNCCORP, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 18, 2003                By   /s/ Brenda L. Rebel
                                        ----------------------------------------
                                          Brenda L. Rebel
                                          Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

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

   10.3 Form of BNCCORP, Inc. 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

   10.4 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of June 7, 1995, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-KSB dated as of March 29, 1996.

   10.5 Junior Subordinated Indenture between BNCCORP, Inc. and First Union National Bank as Trustee dated as of July 12, 2000, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated as of August 2, 2000.

   10.6 Guarantee Agreement between BNCCORP, Inc. as Guarantor and First Union National Bank as Guarantee Trustee dated as of July 12, 2000 - BNC Capital Trust I, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated as of August 2, 2000.

   10.7 Amended and Restated Trust Agreement among BNCCORP, Inc. as Depositor, First Union National Bank as Property Trustee, First Union Trust Company, National Association as Delaware Trustee and the Administrative Trustees dated as of July 12, 2000 - BNC Capital Trust I, incorporated by reference to the Registrant's Form 10-Q dated as of August 2, 2000.

   10.8 Indenture between BNCCORP, Inc., as issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated July 31, 2001, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated as of August 13, 2001.

   10.9 Guarantee Agreement by and between BNCCORP, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated July 31, 2001, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q dated as of August 13, 2001.

  10.10 Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, BNCCORP, Inc., as Sponsor, and Gregory K. Cleveland, Tracy Scott and Brenda L. Rebel, as Administrators, dated July 31, 2001, incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q dated as of August 13, 2001.

  10.11 Form of BNCCORP, Inc. 2002 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dates May 17, 2002.

  10.12 Stock Purchase Agreement, dated March 22, 2002, by and among BNCCORP, Inc., BNC Insurance, Inc. and the Sellers named therein, incorporated by reference to the registrant's Form 8-K filed on May 1, 2002.

  10.13 Employment and Non-competition Agreement, dated April 15, 2002, by and between BNC Insurance, Inc., Milne & Company Insurance, Inc. and Richard W. Milne, Jr., incorporated by reference to the registrant's Form 8-K filed on May 1, 2002.

  10.14 Employment and Non-competition Agreement, dated April 15, 2002, by and between BNC Insurance, Inc., Milne & Company Insurance, Inc. and Terrence M. Scali, incorporated by reference to the registrant's Form 8-K filed on May 1, 2002.

  10.15 Branch Purchase and Assumption Agreement by and among Alerus Financial, National Association, BNC National Bank and its parent, BNCCORP, Inc.,
        dated  as  of  July  26,  2002,   incorporated  by  reference  to  the
        registrant's Form 10-Q filed on November 12, 2002.

   21.1 Subsidiaries of Company.

   23.1 Consent of Independent Certified Public Accountants

   99.1 Certifications of Chief Executive Officer and Chief Financial Officer