Form 10-Q
period 2003-03-31
BNCCORP INC
filed 2003-05-14
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     -------
                                    FORM 10-Q
                                     -------

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      For the quarter ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_

     The number of shares of the registrant's outstanding common stock on May 2, 2003 was 2,703,295.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                   March 31,      December 31,
            ASSETS                                     2003            2002
                                                  ------------    ------------
CASH AND DUE FROM BANKS.........................   $   17,036      $   16,978
INTEREST-BEARING DEPOSITS WITH BANKS............          164             159
                                                  ------------    ------------
     Cash and cash equivalents..................       17,200          17,137
INVESTMENT SECURITIES AVAILABLE FOR SALE........      202,364         208,072
FEDERAL RESERVE BANK AND FEDERAL HOME
  LOAN BANK STOCK...............................        7,071           7,071
LOANS AND LEASES, net...........................      329,461         335,794
ALLOWANCE FOR CREDIT LOSSES.....................       (5,219)         (5,006)
                                                  ------------    ------------
     Net loans and leases.......................      324,242         330,788
PREMISES AND EQUIPMENT, net.....................       15,314          11,100
INTEREST RECEIVABLE.............................        2,928           2,856
OTHER ASSETS....................................        3,795           4,119
GOODWILL........................................       12,210          12,210
OTHER INTANGIBLE ASSETS, net....................        8,609           8,875
                                                  ------------    ------------
                                                   $  593,733      $  602,228
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:

     Noninterest-bearing........................   $   37,477      $   44,362
     Interest-bearing -
         Savings, interest checking
           and money market.....................      190,072         187,531
         Time deposits $100,000 and over........       60,328          64,905
         Other time deposits....................       99,392         101,447
                                                  ------------    ------------
     Total deposits.............................      387,269         398,245
SHORT-TERM BORROWINGS...........................       20,339          28,120
FEDERAL HOME LOAN BANK ADVANCES.................      107,200          97,200
LONG-TERM BORROWINGS............................        8,543           8,561
OTHER LIABILITIES...............................        9,925          10,053
                                                  ------------    ------------
              Total liabilities.................      533,276         542,179
GUARANTEED PREFERRED BENEFICIAL
  INTERESTS IN COMPANY'S SUBORDINATED
  DEBENTURES....................................       22,117          22,326
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
       2,000,000 shares authorized;
       150 shares issued and outstanding........          --              --
     Capital surplus - preferred stock..........        1,500           1,500
     Common stock, $.01 par value - 10,000,000
         shares authorized; 2,702,029 and
         2,700,929 shares issued and
         outstanding (excluding 42,880 shares
         held in treasury)......................           27              27
     Capital surplus - common stock.............       16,623          16,614

     Retained earnings..........................       18,382          17,395
     Treasury stock (42,880 shares).............         (513)           (513)
       Accumulated other comprehensive income,
         net of income taxes....................        2,321           2,700
                                                  ------------    ------------
              Total stockholders' equity........       38,340          37,723
                                                  ------------    ------------
                                                   $  593,733      $  602,228
                                                  ============    ============

                     See accompanying notes to consolidated
                             financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                      2003          2002
                                                  ------------  ------------
INTEREST INCOME:
   Interest and fees on loans...................     $ 5,184       $ 4,837
   Interest and dividends on investments -
     Taxable....................................       1,867         2,458
     Tax-exempt.................................         355           217
     Dividends..................................          62            55
   Other........................................          --            14
                                                  ------------  ------------
              Total interest income.............       7,468         7,581
                                                  ------------  ------------
INTEREST EXPENSE:
   Deposits.....................................       2,106         2,626
   Short-term borrowings........................         108            42
   Federal Home Loan Bank advances..............       1,276         1,441
   Long-term borrowings.........................          99             2
                                                  ------------  ------------
              Total interest expense............       3,589         4,111
                                                  ------------  ------------
              Net interest income...............       3,879         3,470
PROVISION FOR CREDIT LOSSES.....................         775           217
                                                  ------------  ------------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES............................       3,104         3,253
                                                  ------------  ------------
NONINTEREST INCOME:
   Insurance commissions........................       4,062           467
   Fees on loans................................         461           504
   Service charges..............................         210           162
   Trust and financial services.................         186           219
   Net gain on sales of securities..............         120           430
   Brokerage income.............................          51           400
   Rental income................................          22            22
   Other........................................         107           141
                                                  ------------  ------------
              Total noninterest income..........       5,219         2,345
                                                  ------------  ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits...............       3,965         2,728
   Occupancy....................................         622           464
   Interest on subordinated debentures..........         437           457
   Depreciation and amortization................         348           300
   Amortization of intangible assets............         266           101
   Professional services........................         260           385
   Office supplies, telephone and postage.......         254           246
   Marketing and promotion......................         119           135
   FDIC and other assessments...................          51            54
   Other........................................         569           504
                                                  ------------  ------------
              Total noninterest expense.........       6,891         5,374
                                                  ------------  ------------
Income from continuing operations before
  income taxes..................................       1,432           224
Income tax provision............................         415            94
                                                  ------------  ------------
Income from continuing operations...............       1,017           130
                                                  ------------  ------------

                     See accompanying notes to consolidated
                             financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                      2003          2002
                                                   -----------   ------------
Discontinued Operations:
 Income from operations of discontinued
   Fargo branch, net of income taxes..............        --             60
                                                   -----------   ------------
NET INCOME........................................   $ 1,017        $   190
                                                   ===========   ============

Dividends on preferred stock......................   $    30        $    --
                                                   -----------   ------------
Income available to common stockholders...........   $   987        $   190
                                                   ===========   ============

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations.................   $  0.37        $  0.05
Income from discontinued Fargo branch,
  net of income taxes.............................        --           0.03
                                                   -----------   ------------
Basic earnings per common share...................   $  0.37        $  0.08
                                                   ===========   ============

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations.................   $  0.36        $  0.05
Income from discontinued Fargo branch,
  net of income taxes.............................        --           0.03
                                                   -----------   ------------
Diluted earnings per common share.................   $  0.36        $  0.08
                                                   ===========   ============

                See accompanying notes to consolidated financial
                                  statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                       For the Three Months Ended March 31
                                 (In thousands)


                                                   2003              2002
                                               -------------     -------------
NET INCOME....................................    $  1,017         $     190
OTHER COMPREHENSIVE LOSS -
 Unrealized losses on investment
   securities:

     Unrealized holding losses
       arising during the
       period, net of income taxes............        (294)             (240)

     Less: reclassification adjustment
       for gains included in net income,
       net of income taxes....................         (85)             (270)
                                               -------------     -------------
OTHER COMPREHENSIVE LOSS......................        (379)             (510)
                                               -------------     -------------
COMPREHENSIVE INCOME (LOSS)...................    $    638          $   (320)
                                               =============     =============

                     See accompanying notes to consolidated
                             financial statements.

                                                   BNCCORP, INC. AND SUBSIDIARIES
                                           Consolidated Statement of Stockholders' Equity
                                             For the Three Months Ended March 31, 2003
                                                  (In thousands, except share data)



                                             Capital                       Capital                        Accumulated
                           Preferred Stock   Surplus     Common Stock      Surplus                           Other
                          ----------------  Preferred  ------------------   Common   Retained   Treasury  Comprehensive
                           Shares   Amount    Stock     Shares     Amount    Stock   Earnings     Stock       Income      Total
                          -------  -------  ---------  ---------  -------  --------  ---------  --------  -------------  -------
BALANCE, December 31,
 2002....................     150   $  --    $  1,500  2,743,809   $  27   $ 16,614  $ 17,395   $  (513)   $   2,700     $37,723
 Net income..............      --      --          --         --      --         --     1,017        --           --       1,017
 Other comprehensive
   income -
  Change in unrealized
   holding gains on
   securities available
   for sale, net of
   income taxes and
   reclassification
   adjustment............      --      --          --         --      --         --        --        --         (379)       (379)
 Preferred stock
   dividends.............      --      --          --         --      --         --       (30)       --           --         (30)
 Other ..................      --      --          --      1,100      --          9        --        --           --           9
                          -------  -------  ---------  ---------  -------  --------  ---------  --------  -------------  -------
BALANCE, March 31, 2003..     150   $  --    $  1,500  2,744,909   $  27   $ 16,623  $ 18,382   $  (513)   $   2,321     $38,340
                          =======  =======  =========  =========  =======  ========  =========  ========  =============  =======

                     See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In thousands)
                                                          2003          2002
                                                      ------------  ------------
OPERATING ACTIVITIES:
   Net income........................................    $ 1,017       $   190
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities -
       Provision for credit losses...................        775           217
       Depreciation and amortization.................        348           356
       Amortization of intangible assets.............        266           101
       Net premium amortization on investment
        securities...................................      1,091           824
       Proceeds from loans recovered.................         35            28
       Write-down of other real estate owned
        and repossessed assets.......................          4            --
       Change in interest receivable and
        other assets, net............................        365           128
       Gain on sale of bank premises and
        equipment....................................         (5)           --
       Net realized gains on sales of
        investment securities........................       (120)         (430)
       Deferred income taxes.........................        423           (84)
       Change in dividend distribution payable.......       (248)         (241)
       Change in other liabilities, net..............       (422)       (1,246)
       Originations of loans to be sold..............    (14,602)      (17,526)
       Proceeds from sale of loans...................     14,602        17,526
                                                      ------------  ------------
         Net cash provided by (used in)
          operating activities.......................      3,529          (157)
                                                      ------------  ------------
INVESTING ACTIVITIES:
   Purchases of investment securities................    (13,158)      (19,388)
   Proceeds from sales of investment
    securities.......................................      5,079        15,776
   Proceeds from maturities of
    investment securities............................     12,208        17,718
   Net decrease in loans.............................      5,736         3,338
   Additions to premises and equipment...............     (4,645)       (1,623)
   Proceeds from sale of premises and equipment......         88            --
                                                      ------------  ------------
          Net cash provided by investing
           activities................................      5,308        15,821
                                                      ------------  ------------
  FINANCING ACTIVITIES:
   Net decrease in demand, savings, interest
    checking and money market accounts...............     (4,344)       (2,436)
   Net decrease in time deposits.....................     (6,632)       (4,153)
   Net increase (decrease) in short-term
    borrowings.......................................     (7,781)        3,184
   Repayments of Federal Home Loan Bank advances.....    (10,000)      (20,000)
   Proceeds from Federal Home Loan Bank advances.....     20,000            --
   Repayments of long-term borrowings................        (18)          (13)
   Payment of preferred stock dividends..............        (30)           --
   Amortization of discount on subordinated
    debentures.......................................         22            22
   Other, net........................................          9             3
                                                      ------------  ------------
          Net cash used in financing activities......     (8,774)      (23,393)
                                                      ------------  ------------
NET INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................         63        (7,729)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................................     17,137        23,972
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS, end of period.............   $ 17,200     $  16,243
                                                      ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.....................................   $  4,090     $   4,342
                                                      ============  ============
   Income taxes paid.................................   $     68     $      90
                                                      ============  ============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2003


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, Milne Scali & Company, BNC Insurance, Inc. and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 21 locations in Arizona, Minnesota and North Dakota, provides a broad range of banking, insurance, brokerage, trust and other financial services to small and mid-sized businesses and individuals.

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively,   the  "Company")  conform  to  accounting  principles  generally accepted in the United States and general practices within the financial services industry. The consolidated financial statements included herein are for BNCCORP, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 2 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2003.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2002. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2002 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto.


NOTE 3 - Reclassifications

Certain  of the 2002  amounts  have been  reclassified  to  conform  to the 2003
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended March 31:

                                            Net                      Per-Share
                                          Income        Shares         Amount
                                       ------------  -------------  ------------
            2003
Basic earnings per common share:
Income from continuing operations...... $1,017,000
Less: Preferred stock dividends........     30,000
                                       ------------
Income from continuing operations
 available to common stockholders...... $  987,000      2,701,274      $   0.37
                                       ============                 ============
Effect of dilutive shares -
   Options.............................                    29,939
                                                     -------------
Diluted earnings per common share:
Income from continuing operations...... $1,017,000
Less: Preferred stock dividends........     30,000
                                       ------------
Income from continuing operations
 available to common stockholders...... $  987,000      2,731,213      $   0.36
                                       ============                 ============

            2002

Basic earnings per common share:
Income from continuing operations...... $  130,000      2,399,170      $   0.05
Income from discontinued Fargo
 branch, net of income taxes...........     60,000      2,399,170          0.03
                                       ------------                 ------------
Income available to common
 stockholders.......................... $  190,000      2,399,170      $   0.08
                                       ============                 ============
Effect of dilutive shares -
   Options.............................                    25,569
                                                     -------------
Diluted earnings per common share:
Income from continuing operations...... $  130,000      2,424,739      $   0.05
Income from discontinued Fargo
 branch, net of income taxes...........     60,000      2,424,739          0.03
                                       ------------                 ------------
Income available to common
 stockholders.......................... $  190,000      2,424,739      $   0.08
                                       ============                 ============


The following number of options, with exercise prices ranging from $8.20 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the period:

                                           2003                 2002
                                      ----------------     ---------------
    Quarter ended March 31..........      77,185               97,508


NOTE 5 - Segment Disclosures

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and brokerage, trust and financial services operations.

Banking operations provide traditional banking services to individuals and small and mid-sized businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as the sale to and servicing of commercial loans for other institutions.

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

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2002.

The Company's financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company's business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended March 31 (in thousands):

                                                  2003                                                  2003
                         -----------------------------------------------------  -------------------------------------------------
                                                Brokerage/
                                                  Trust/                         Reportable           Intersegment  Consolidated
                          Banking   Insurance  Financial   Other(a)    Totals    Segments   Other(a)  Elimination     Total
                         ---------  ---------  ---------  ----------  --------  ----------  --------  ------------  ------------
Net interest
 income................. $  3,943     $  22     $   --     $  (536)    $ 3,429    $  3,965  $  (536)    $   450      $  3,879
Other revenue-
 external customers.....    1,198     4,093        245           26      5,562       5,536       26        (343)        5,219
Other revenue-from
 other segments.........       32        --         12          155        199          44      155        (199)           --
Depreciation and
 amortization...........      390       216          3            5        614         609        5          --           614
Equity in the net
 income of investees....    1,053        --         --        1,461      2,514       1,053    1,461      (1,053)        1,461
Other significant
 noncash items:
  Provision for
   credit losses........      775        --         --           --        775         775       --          --           775
Segment profit (loss)
 from continuing
 operations.............      537     1,496          7        (608)      1,432       2,040     (608)         --         1,432
Income tax provision
 (benefit)..............      153       429        (3)        (164)        415         579     (164)         --           415
Segment profit (loss)...      384     1,067         10        (444)      1,017       1,461     (444)         --         1,017
Segment assets, from
 continuing operations..  593,097    27,782      1,327       67,837    690,043     622,206   67,837     (96,310)      593,733
Segment assets..........  593,097    27,782      1,327       67,837    690,043     622,206   67,837     (96,310)      593,733


                                                 2002                                                  2002
                         -----------------------------------------------------  -------------------------------------------------
                                               Brokerage/
                                                Trust/                           Reportable           Intersegment  Consolidated
                          Banking   Insurance  Financial   Other(a)    Totals    Segments   Other(a)  Elimination     Total
                         ---------  ---------  ---------  ----------  --------  ----------  --------  ------------  -------------
Net interest income..... $  3,440    $    3     $   --     $  (445)    $ 2,998   $  3,443   $ (445)    $   471      $  3,469
Other revenue-external
customers...............    1,498       489        618          50       2,655      2,605       50        (309)        2,346
Other revenue-from other
 segments...............       27        --         15         150         192         42      150        (192)           --
Depreciation and
 amortization...........      369        21          7           4         401        397        4          --           401
Equity in the net income
 (loss) of investees....     (104)       --         --         546         442       (104)     546        (442)           --
Other significant
 noncash items:
  Provision for credit
   losses...............       217       --         --          --         217        217       --          --           217
Segment profit (loss)
 from continuing
 operations.............      846       (17)      (105)       (500)        224        724     (500)         --           224
Income tax provision
 (benefit)..............      288        (1)       (48)       (145)         94        239     (145)         --            94
Loss from discontinued
 Fargo branch, net of
 income taxes...........       60        --         --          --          60         60       --          --            60
Segment profit (loss)...      618       (16)       (57)       (355)        190        545     (355)         --           190
Segment assets, from
 continuing operations..  526,719     1,697      2,140      52,546     583,102    530,556   52,546     (55,287)      527,815
Segment assets..........  558,763     1,697      2,140      52,546     615,146    562,600   52,546     (55,287)      559,859

-------------

(a) The financial information in the "Other" column is for the bank holding company.

NOTE 6 - Stock-Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation for the three-month periods ended March 31:

                                                  2003              2002
                                             --------------    -------------
Net income, as reported....................    $ 1,017,000       $  190,000
Add: total stock-based employee
   compensation expense included
   in reported net income, net
   of related tax effects..................          2,000            2,000
Deduct: total stock-based employee
   compensation expense determined
   under fair value method for all
   awards, net of related tax effects......        (10,000)         (10,000)
                                             --------------    -------------
Pro forma net income.......................    $ 1,009,000       $  182,000
                                             ==============    =============
Earnings per share:
  Basic - as reported......................    $      0.37       $     0.08
  Basic - pro forma........................           0.35             0.07
  Diluted - as reported....................           0.36             0.08
  Diluted - pro forma......................           0.35             0.07

NOTE 7 - Goodwill and Other Intangible Assets

Goodwill, representing the excess of the purchase price over the fair value of net assets acquired, results from purchase acquisitions made by the Company. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill associated with business combinations completed after June 30, 2001 is not required to be amortized. During the transition period from July 1, 2001 through December 31, 2001, all of the Company's goodwill associated with business combinations completed prior to July 1, 2001 was amortized over 15 to 25 year periods. Effective January 1, 2002, the Company discontinued all goodwill amortization.

Since January 1, 2002, goodwill has been assessed for impairment at the reporting unit and qualifying subsidiary levels by applying a fair-value-based test at least annually or if impairment indicators are present. The Company had $437,000 of unamortized goodwill related to five separate transactions completed prior to July 1, 2001. Pursuant to SFAS 142, the Company completed its initial goodwill impairment assessment during the second quarter of 2002 and concluded that goodwill was not impaired as of January 1, 2002. No subsequent events have occurred that would change the conclusion reached. During the second quarter of 2002, the acquisition of Milne Scali & Company ("Milne Scali") resulted in additional goodwill of approximately $11.8 million. The Company will complete its annual goodwill impairment assessment during the second quarter of 2003.

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

Goodwill. At January 1, 2002, the Company had a total of $437,000 of unamortized goodwill relating to five separate purchase transactions completed prior to July 1, 2001. As indicated above, pursuant to SFAS 142, the goodwill was assessed for impairment during the second quarter of 2002. Management concluded that goodwill was not impaired as of January 1, 2002. No subsequent events have occurred that would change the conclusion reached. Goodwill will be assessed for impairment again during the second quarter of 2003.

The following table indicates that there were no changes in goodwill between January 1, 2003 and March 31, 2003. Goodwill is presented by reporting segment (amounts are in thousands):

                                                   Segment
                               -------------------------------------------------
                                 Banking     Insurance     Other        Total
                               -----------  -----------  ----------  -----------
Balance, January 1, 2003......  $   212      $ 11,821     $   177     $ 12,210
Changes during the quarter....       --            --          --           --
                               -----------  -----------  ----------  -----------

Balance, March 31, 2003.......  $   212      $ 11,821     $   177     $ 12,210
                               ===========  ===========  ==========  ===========

Intangible Assets. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2003 is presented in the table below (in thousands):

                                   Gross
                                  Carrying     Accumulated    Net Carrying
                                   Amount     Amortization       Amount
                                -----------   ------------    ------------
Intangible assets:

 Core deposit intangibles....... $  3,497       $  2,672       $     825
 Insurance books of business
  intangibles...................    8,018            638           7,380
 Other..........................      874            470             404
                                -----------   ------------    ------------
       Total.................... $ 12,389       $  3,780       $   8,609
                                ===========   ============    ============

One intangible asset included in the "other" category above has a net carrying value of $271,000 but is not being amortized because it has an indefinite life. Amortization expense for intangible assets was $266,000 and $101,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets existing on the Company's books at March 31, 2003 (in thousands). Projections of amortization expense are based on existing asset balances as of March 31, 2003. Actual amortization expense may differ significantly depending upon changes in market conditions:

                                            Insurance
                                          Commercial and
                               Core       Personal Books
                              Deposit       of Business
                            Intangibles     Intangibles     Other       Total
                           -------------  --------------  ----------  ----------
Nine months ended
  December 31, 2003........  $ 262           $ 499         $  36         $ 797
Year ended December 31,
   2004....................    350             665            48         1,063
   2005....................    233             665            48           946
   2006....................     --             665            --           665
   2007....................     --             665            --           665
   2008....................     --             665            --           665

NOTE 8 - Related Party Transactions

During March 2003, the Company purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona. The Company purchased the building from Milne Scali Properties, LLC. Milne Scali Properties, LLC is a limited liability company whose members are Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company. The purchase price for the building was the appraised amount of $3.9 million. The purchase was funded through cash generated from operations. An independent party completed the appraisal.


NOTE 9 - Derivative Activities

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year maturities and $20.0 million of 5.50 percent contracts having five-year maturities. The total amount paid for the contracts was $1.2 million. The contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of approximately $109,500. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended March 31, 2003 and 2002, the impact of marking the contracts to market, reflected as additional interest expense on Federal Home Loan Bank ("FHLB") advances, was a reduction to net interest income of approximately $27,000 and $79,000, respectively.


NOTE 10 - Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"). SFAS 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this standard on January 1, 2003; however, adoption of this statement did not have a material impact.

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

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9 ("FIN 9")" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and FIN 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Entities with previously recognized unidentifiable intangible assets that are still amortizing them in accordance with SFAS 72 must, effective the latter of the date of the acquisition or the full adoption of SFAS 142, reclassify those intangible assets to goodwill and terminate amortization on them. The Company adopted SFAS 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Fin 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Fin 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Fin 45 and has applied the recognition and measurement provisions for guarantees entered into or modified after December 31, 2002. Between January 1, 2003 and March 31, 2003, the Company entered into performance and financial standby letters of credit totaling $10.1 million. These guarantees have been recognized as liabilities on the Company's balance sheet at their estimated combined fair value of approximately $68,000.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation; Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide new guidance concerning transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS 148, SFAS 123 now also requires additional information to be disclosed regarding such cost in annual financial statements and in condensed interim statements of public companies. In general, the new transition requirements are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application was permitted if statements for a fiscal year ending prior to December 15, 2002 had not yet been issued as of December 2002. Interim disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002. The Company accounts for stock-based compensation using the intrinsic method under ABP 25 and plans to continue to do so while providing the disclosures provided for in SFAS 123. The Company adopted the annual disclosure requirements for SFAS 148 for purposes of its December 31, 2002 consolidated financial statements and has adopted the interim disclosure requirements of SFAS 148 for purposes of these consolidated financial statements. Interim disclosures related to stock-based compensation are presented in Note 6 to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has, and will continue to, adopt the various provisions of FIN 46 as indicated above but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Comparison of Financial Condition at March 31, 2003 and December 31, 2002


Assets. Our total assets decreased $8.5 million, from $602.2 million at December 31, 2002 to $593.7 million at March 31, 2003. The following table presents our assets by category as of March 31, 2003 and December 31, 2002, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                Change
                               March 31,  December 31,  ------------------------
         Assets                   2003        2002           $            %
-----------------------------  ---------- ------------- ----------- ------------
Cash and due from
 banks........................ $  17,036     $ 16,978    $    58        0.3%
Interest-bearing
 deposits with banks..........       164          159          5        3.1%
Investment securities
 available for sale...........   202,364      208,072     (5,708)     (2.7)% (a)
Federal Reserve Bank
 and Federal Home Loan
 Bank Stock...................     7,071        7,071         --         --
Loans and leases, net.........   324,242      330,788     (6,546)     (2.0)% (b)
Premises and equipment, net...    15,314       11,100      4,214       38.0% (c)
Interest receivable...........     2,928        2,856         72        2.5%
Other assets..................     3,795        4,119       (324)     (7.9)%
Goodwill......................    12,210       12,210         --         --
Other intangible assets, net..     8,609        8,875       (266)     (3.0)%
                               ---------- ------------- ----------- ------------
         Total assets......... $ 593,733    $ 602,228    $(8,495)     (1.4)%
                               ========== ============= =========== ============
-------------------

(a) Investment securities available for sale decreased as part of our current strategy of allowing maturing brokered and national market certificates of deposit ("CDs") to run off without attempting to renew or replace them with other such wholesale deposits. Cash flow from the investment portfolio provides some of the liquidity to allow the CD run off.

(b) Loans typically increase at yearend as commercial customers draw down on their lines of credit and then make payments on the lines during the first quarter of the year. Total loans increased $38.0 million between March 31, 2002 and March 31, 2003. Commercial loan demand to date during 2003 has decreased compared to such loan demand experienced for the same period in 2002. Due to current economic conditions, it is difficult to predict, with any degree of certainty, loan growth in future periods.

(c) Premises and equipment increased due to our purchase of the Milne Scali building in March 2003 for $3.9 million and the continued construction of a facility in Scottsdale, Arizona.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three-month periods ending March 31, 2003 and 2002 (amounts are in thousands):

                                                 Three Months
                                                Ended March 31,
                                       ---------------------------------
                                             2003              2002
                                       ---------------   ---------------
  Balance, beginning of period.......     $   5,006         $   4,325
  Provision for credit losses........           775               217
  Loans charged off..................          (597)              (84)
  Loans recovered....................            35                28
                                       ---------------   ---------------
  Balance, end of period.............     $   5,219         $   4,486
                                       ===============   ===============
  Ending loan portfolio .............     $ 329,461         $ 291,492
                                       ===============   ===============
  Allowance for credit losses as
   a percentage of ending loan
   portfolio.........................         1.58%             1.54%

As of March 31, 2003, our allowance for credit losses was 1.58 percent of total loans as compared to 1.49 percent at December 31, 2002 and 1.54 percent at March 31, 2002. Net charge-offs as a percentage of average total loans for the three-month periods ended March 31, 2003 and 2002 were as follows:

                                              Three Months
                                             Ended March 31,
                                       -----------------------------
                                            2003           2002
                                       -------------   -------------
 Ratio of net charge-offs to
   average total loans.................    (0.17)%       (0.02)%

 Ratio of net charge-offs to
   average total loans, annualized.....    (0.69)%       (0.08)%

Our provision for loan losses for the three-month period ended March 31, 2003 was $775,000 compared to $217,000 for the same period in 2002. This increase is a direct response to the fact that a few large credits moved to the criticized asset category during the quarter ended March 31, 2003.

Loans charged off during the first quarter of 2003 totaled $597,000, representing a $513,000 increase over loans charged off during the first quarter of 2002. The increase was primarily attributable to charge-offs related to two commercial credits. The first is a contractor on which we charged off $400,000 of principal. We continue to pursue liquidation efforts on this credit. The second charge-off totaled $182,000 of interest income, which was related to a commercial real estate property. This credit is discussed further below in the nonaccrual loans section under "Nonperforming Assets."

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

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and, using historical loss information, estimate a loss reserve for each pool.

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

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in our allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to our own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.

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


Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                                 March 31,        December 31,
                                                    2003              2002
                                                ------------     -------------
Nonperforming loans:
   Loans 90 days or more delinquent
    and still accruing interest...............   $   1,844         $   5,081
   Nonaccrual loans...........................       7,045             2,549
   Restructured loans.........................          --                --
                                                ------------     -------------
Total nonperforming loans.....................       8,889             7,630
   Other real estate owned and repossessed
    assets....................................          --                 8
                                                ------------     -------------
Total nonperforming assets....................   $   8,889         $   7,638
                                                ============     =============
Allowance for credit losses...................   $   5,219         $   5,006
                                                ============     =============
Ratio of total nonperforming assets to
  total assets ...............................       1.50%             1.27%
Ratio of total nonperforming loans to
  total loans.................................       2.70%             2.27%
Ratio of allowance for credit losses to
  total nonperforming loans...................         59%               66%

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

Included in this category at March 31, 2003 was a $1.8 million commercial real estate loan on which we believe we are adequately collateralized.

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Of the $7.0 million in the nonaccrual category at March 31, 2003, $5.0 million relates to one commercial real estate loan (which was included in the loans 90 days or more delinquent and still accruing interest category at December 31,
2002), $1.2 million relates to a second commercial credit relationship which continues to be managed through liquidation of collateral which consists primarily of commercial equipment and $528,000 relates to another commercial relationship which is partially guaranteed by the Small Business Administration.

Regarding the $5.0 million credit, the Bank was scheduled to take title of the property on April 24, 2003 and has voluntarily elected to postpone the foreclosure until May 24, 2003.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at March 31, 2003 or December 31, 2002.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at March 31, 2003 and $8,000 at December 31, 2002.

Liabilities. Our total liabilities decreased $8.9 million, from $542.2 million at December 31, 2002 to $533.3 million at March 31, 2003. The following table presents our liabilities by category as of March 31, 2003 and December 31, 2002 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                               Change
                                                        ------------------------
                              March 31,   December 31,
      Liabilities                2003         2002            $            %
---------------------------  ----------   ------------  -----------  -----------
DEPOSITS:
Noninterest-bearing........  $   37,477    $   44,362    $ (6,885)   (15.5)% (a)
Interest-bearing -
  Savings, interest
   checking and money
   market..................     190,072       187,531       2,541      1.4%  (b)
  Time deposits $100,000
   and over................      60,328        64,905      (4,577)   (7.1)%  (c)
  Other time deposits......      99,392       101,447      (2,055)   (2.0)%  (d)
Short-term borrowings......      20,339        28,120      (7,781)  (27.7)%  (e)
Federal Home Loan Bank
 advances..................     107,200        97,200      10,000     10.3%  (f)
Long-term borrowings.......       8,543         8,561         (18)   (0.2)%
Other liabilities..........       9,925        10,053        (128)   (1.3)%
                             -----------   -----------  -----------
    Total liabilities......  $  533,276    $  542,179    $ (8,903)   (1.6)%
                             ===========   ===========  ===========
-------------------

(a) Our noninterest-bearing deposits typically increase at yearend as commercial customers draw down on lines of credit and place funds in the bank's noninterest-bearing deposit accounts. Noninterest-bearing deposits can fluctuate widely on a day-to-day basis due to the number of commercial customers we serve and the nature of their transaction account activity.

(b) The increase in savings, interest checking and money market accounts is due to continued growth in the Company's Wealthbuilder product line, including growth of these products in the Arizona and Minnesota markets.

(c) Time deposits $100,000 and over decreased primarily because brokered and national market CDs decreased approximately $6.6 million between December 31, 2002 and March 31, 2003.

(d) Other time deposits declined primarily because a number of CDs, held by credit unions and other financial institutions (with balances averaging approximately $99,000), matured and the funds were not reinvested.

(e) Short-term borrowings decreased primarily because we had $15.0 million of federal funds purchased outstanding at December 31, 2002 compared to only $7.6 million at March 31, 2003.

(f) $10.0 million of FHLB advances held at December 31, 2002 matured in January 2003 and, at March 31, 2003, we had $20.0 million of short-term FHLB advances. We use such short-term advances to manage liquidity similar to how we use federal funds purchased on a day-to-day basis. The short-term FHLB advances provide us with a slightly more cost-effective way of managing our short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more.

Stockholders' Equity. Our stockholders' equity increased $617,000 between December 31, 2002 and March 31, 2003. This increase was primarily attributable to earnings of $1,017,000 offset by a $379,000 decrease in accumulated other comprehensive income and $21,000 of other transactions such as payment of preferred stock dividends, stock option exercises and vesting of restricted stock.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of March 31, 2003:

                                  Tier 1         Total           Tier 1
                                Risk-Based     Risk-Based       Leverage
                                  Ratio          Ratio           Ratio
                              -------------   ------------   --------------
   BNCCORP, consolidated.....      6.33%           9.83%          4.73%

   BNC National Bank.........      9.76%          10.98%          7.29%


As  of  March  31,  2003,   BNCCORP  and  the  Bank  exceeded  capital  adequacy
requirements and the Bank was considered "well-capitalized" under prompt corrective action provisions.

During 2002, we initiated construction of an office building at 17045 North Scottsdale Road, Scottsdale, Arizona. Total cost for the building, including furniture and equipment is estimated at $1.8 million. We expect construction to be completed during 2003 and the project is being funded through cash generated from operations. During March 2003, we purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona for its appraised price of $3.9 million. The purchase was funded through cash generated from operations. See
Note 8 to the consolidated financial statements included under Item 1 for further discussion of this transaction. There are no other major capital expenditures anticipated during the remainder of 2003 as we expect current facilities, along with the construction of the facility in Scottsdale, to be sufficient for operating purposes.

              Comparison of Operating Results for the Three Months
                         Ended March 31, 2003 and 2002

General. Record net income from continuing operations of $1.02 million, or $0.36 per diluted share, for the three-month period ended March 31, 2003 represented a more than six-fold increase over net income from continuing operations of $130,000, or $0.05 per share, reported for the same period in 2002. Net income for the year-ago quarter also included income of $60,000, or $0.03 per share, from the operations of our Fargo, North Dakota branch office, which was sold on September 30, 2002, and subsequently reclassified as a discontinued operation.

The first quarter results for 2003 included a significant contribution from insurance operations, primarily Milne Scali, a Phoenix, Arizona-based insurance agency acquired in April 2002. The financial performance of the insurance segment is generally strongest in the first quarter of the year due to contingency payments received from insurance carriers.

Net interest income rose 11.8 percent, to $3.88 million for the first quarter of 2003, compared with $3.47 million for the same quarter one year earlier. Net interest margin improved to 2.90 percent for the quarter ended March 31, 2003 compared with 2.80 percent for the same period one year earlier.

Noninterest income was $5.22 million for the 2003 first quarter, rising 122.6 percent from $2.35 million in the year-ago period. Noninterest income represented 57.36 percent of gross revenues for the recent quarter, rising from
40.33 percent for the comparable period of 2002. The sharp improvement was largely due to insurance commissions and contingency revenues produced by Milne Scali, which was not part of our Company for the 2002 period.

Noninterest expense for the first quarter of 2003 was $6.89 million. This represents a 28.2 percent increase from $5.37 million in the 2002 first quarter, but a decrease of 4.8 percent sequentially from the $7.24 million recorded for the fourth quarter of 2002. The year-over-year increase in noninterest expense primarily reflected the addition of Milne Scali and our expanding Arizona operations.

Our return on average common stockholders' equity, from continuing operations, for the most recent quarter was 10.85 percent compared with 1.68 percent for the same period one year earlier. Our return on average assets, from continuing operations, for the most recent quarter was 0.69 percent compared with 0.10 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three-month period ended March 31, 2003 increased approximately $409,000, or 11.8 percent, from approximately $3.47 million to approximately $3.88 million. Net interest margin increased to
2.90 percent for the quarter ended March 31, 2003 from 2.80 percent for the same period one year earlier. Net interest income and margin for the three-month periods ended March 31, 2003 and 2002 were negatively impacted by derivative contract-related transactions during the periods totaling approximately $27,000 and $79,000, respectively. Without these derivative transactions, net interest income for the periods would have been approximately $3.91 and $3.55 million, respectively, and net interest margin would have been 2.92 and 2.87 percent, respectively.


The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended March 31, 2003 and 2002, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the table (amounts are in thousands):

                                               Three Months Ended March 31,
                             ---------------------------------------------------------------
                                           2003*                            2002*                              Change
                             -------------------------------  ------------------------------  ---------------------------------
                                        Interest    Average              Interest    Average              Interest     Average
                              Average    earned     yield or   Average    earned    yield or    Average    earned       yield
                              balance    or paid      cost     balance   or paid      cost      balance    or paid     or cost
                             ---------  ---------  ---------  ---------  ---------  --------  ----------  ----------  ---------
  Interest-earning assets
Federal funds sold /
 interest bearing due
 from......................  $    340   $     --        --    $  1,822   $    14     3.12%    $  (1,482)   $   (14)    -3.12%
Investments................   215,816      2,284      4.29%    210,247     2,730     5.27%        5,569       (446)    -0.98%(a)
Loans......................   331,007      5,184      6.35%    294,139     4,837     6.67%       36,868        347     -0.32%(b)
  Allowance for
   loan losses.............    (4,939)        --                (4,299)       --                   (640)        --
                             ---------  ---------             ---------  ---------            ----------   ---------
   Total interest-
    earning assets.........  $542,224      7,468      5.59%   $501,909     7,581     6.13%    $  40,315       (113)    -0.54%
                             =========  ---------             =========  ---------            ==========   ---------
  Interest-bearing
     liabilities
Interest checking &
  money market accounts....  $184,847        596      1.31%   $159,822       627     1.59%    $  25,025        (31)    -0.28%(c)
Savings....................     5,251         12      0.93%      4,113         9     0.89%        1,138          3      0.04%
Certificates of deposit
  under $100,000...........   101,379        858      3.43%    103,539     1,094     4.29%       (2,160)      (236)    -0.86%(d)
Certificates of deposit
  $100,000 and over........    63,099        640      4.11%     78,586       896     4.62%      (15,487)      (256)    -0.51%(e)
                             ---------  ---------             ---------  ---------            ----------   ---------
Interest-bearing
  deposits.................   354,576      2,106      2.41%    346,060     2,626     3.08%        8,516       (520)    -0.67%
Short-term borrowings......    19,568        108      2.24%      7,234        42     2.35%       12,334         66     -0.11%(f)
Federal Home Loan Bank
  advances.................   103,923      1,276      4.98%     99,501     1,441     5.87%        4,422       (165)    -0.89%(g)
Long-term borrowings.......     8,549         99      4.70%          5         2        --        8,544         97         --(h)
                             ---------  ---------             ---------  ---------            ----------   ---------
 Total borrowings..........   132,040      1,483      4.55%    106,740     1,485     5.64%       25,300         (2)    -1.09%
                             ---------  ---------             ---------  ---------            ----------   ---------
 Total interest-
  bearing liabilities......  $486,616      3,589      2.99%   $452,800     4,111     3.68%    $  33,816       (522)    -0.69%
                             =========  ---------             =========  ---------            ==========
  Net interest income/
   spread..................             $  3,879      2.60%              $ 3,470     2.45%                 $   409      0.15%
                                        =========                        =========                         =========
  Net interest margin......                           2.90%                          2.80%                              0.10%

Notation:
Noninterest-bearing
 deposits..................  $ 37,838         --              $ 28,773        --               $  9,065          --          (i)
                             ---------                        ---------                        ---------
  Total deposits...........  $392,414   $  2,106      2.18%   $374,833   $ 2,626     2.84%     $ 17,581    $   (520)   -0.66%
                             =========  =========             =========  =========             =========   =========
Taxable equivalents:
  Total interest-
   earning assets..........  $542,224   $  7,651      5.72%   $501,909   $ 8,199     6.63%     $ 40,315    $   (548)   -0.91%
  Net interest income/
   spread..................        --   $  4,062      2.73%         --   $ 4,088     2.95%           --    $    (26)   -0.22%
  Net interest margin......        --         --      3.04%         --        --     3.30%           --          --    -0.26%

---------------------------------
     * From continuing operations

(a) Investments - Average investments during the first quarter of 2003 exceeded those for the same period in 2002 due to our portfolio and liquidzity management strategies. Total investments at March 31, 2003 were $202.4 million compared with $197.6 million at March 31, 2002. The decreased yield in the investment portfolio reflects the current rate environment caused by additional Federal Reserve rate reductions during 2002.

(b) Loans - Average loans increased primarily as a result of loan growth in the Arizona and Minnesota markets. The decreased yield reflects additional Federal Reserve rate reductions during 2002.

(c) Interest checking and money market accounts - Increased average balances of interest checking and money market accounts represents additional growth in our floating-rate Wealthbuilder deposit products, particularly in the Arizona and Minnesota markets. The decreased costs are reflective of the lower rate environment in 2003 compared to the first quarter of 2002.

(d) Certificates of deposit under $100,000 - The decrease in average CDs under $100,000 is primarily attributable to run off of some CDs during the first quarter of 2003. The lower costs are representative of the lower interest rate environment in 2003 compared to the first quarter of 2002.

(e) Certificates of deposit $100,000 and over - During the quarter ended March 31, 2003, average balances of brokered and national market CDs were $56.4 million as compared to $67.0 million for the same period one year earlier. The reduced costs reflect the lower interest rate environment in 2003 compared to the first quarter of 2002.

(f) Short-term borrowings - Average short-term borrowings increased during the three-month period ended March 31, 2003 compared to the same period in 2002 due to the use of customer repurchase agreements during late 2002 and early 2003.

(g) FHLB advances - The increased volume of FHLB advances resulted from the use of short-term FHLB advances in early 2003 offset by the maturity of $10 million of long-term advances in January 2003. Short-term FHLB advances are used to manage liquidity similar to how federal funds purchased are used on a day-to-day basis. The short-term advances provide us with a slightly more cost-effective way of managing short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more. At March 31, 2003, $20.0 million of such advances were outstanding.

(h) Long-term borrowings - In conjunction with the acquisition of Milne Scali in April 2002, we incurred $8.5 million of long-term debt.

(i) Noninterest-bearing deposits - Noninterest-bearing deposit balances have increased largely due to commercial deposit growth in our Arizona and Minnesota markets.

Provision for Credit Losses. The provision for credit losses was $775,000 for the quarter ended March 31, 2003 as compared to $217,000 for the same period one year earlier. See "Comparison of Financial Condition at March 31, 2003 and December 31, 2002 - Allowance for Credit Losses."


Noninterest Income. The following table presents the major categories of our noninterest income for the three-month periods ended March 31, 2003 and 2002 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                               For the Three Months       Increase (Decrease)
                                  Ended  March 31,           2003 - 2002
                               ---------------------   ----------------------
   Noninterest Income             2003*       2002*        $           %
                               ---------   ---------   ---------   ----------
Insurance commissions.........  $ 4,062     $   467     $ 3,595      769.8%  (a)
Fees on loans.................      461         504        (43)      (8.5)%
Service charges...............      210         162          48       29.6%
Trust and financial
  services....................      186         219        (33)     (15.1)%
Net gain on sales of
  securities .................      120         430       (310)     (72.1)%  (b)
Brokerage income..............       51         400       (349)     (87.3)%  (c)
Rental income.................       22          22          --          --
Other.........................      107         141        (34)     (24.1)%
                               ---------   ---------   ---------
   Total noninterest income...  $ 5,219     $ 2,345     $ 2,874      122.6%
                               =========   =========   =========

 -------------------------
 *From continuing operations

(a) Insurance commissions increased due to the acquisition of Milne Scali in April 2002. Additionally, most contingency fee income from insurance companies is recorded during the first quarter of the year. Contingency fee income recognized during the quarter ended March 31, 2003 was $817,000 compared to $2,000 for the same period in 2002. Although Milne Scali was not part of the Company during the first quarter of 2002, contingency fee income recognized by Milne Scali during the quarter ended March 31, 2002 was approximately $703,000.

(b) Gains and / or losses on the sale of investment securities vary from period to period due to the volume and nature of the securities transactions effected during the period.

(c) Brokerage revenue declined significantly due to the fact that we had significantly fewer brokers during 2003 than in 2002 due to the closing of the BNC Asset Management Inc. office in Fargo, North Dakota and fewer brokers on staff in the Minnesota market during 2003.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three-month periods ended March 31, 2003 and 2002 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                  For the Three Months     Increase (Decrease)
                                     Ended March 31            2003 - 2002
                                  --------------------   -----------------------
    Noninterest Expense             2003*      2002*         $           %
                                  --------   ---------   ----------  -----------
Salaries and employee
 benefits.......................  $ 3,965    $ 2,728      $ 1,237      45.3% (a)
Occupancy.......................      622        464          158      34.1% (b)
Interest on subordinated
 debentures.....................      437        457         (20)     (4.4)%
Depreciation and
 amortization...................      348        300          48       16.0%
Amortization of intangible
 assets.........................      266        101         165      163.4% (c)
Professional services...........      260        385        (125)    (32.5)% (d)
Office supplies, telephone
 and postage....................      254        246           8        3.3%
Marketing and promotion.........      119        135         (16)    (11.9)%
FDIC and other assessments......       51         54          (3)     (5.6)%
Other...........................      569        504          65       12.9% (e)
                                  --------   --------    ---------
   Total noninterest expense....  $ 6,891    $ 5,374     $ 1,517       28.2%
                                  ========   ========    =========
Efficiency ratio ...............   75.74%     92.40%       (16.7)%
                                  ========   ========
Adjusted efficiency ratio
 excluding impact of
 derivative contracts and
 dividends paid on subordinated
 debentures.....................   70.72%     83.41%       (12.7)%
                                  ========   ========
Noninterest income as a percent
 of gross revenues..............   57.36%     40.33%         17.0%
                                  ========   ========
Total operating expenses as
 a percent of average assets,
 annualized.....................    4.69%      4.08%          0.6%           (f)
                                  ========   ========
---------------

 *From continuing operations.

(a) Salaries and employee benefits increased primarily due to the acquisition of Milne Scali in April 2002. Average full time equivalent employees for the quarter ended March 31, 2003 were 267 as compared to 211 for the same period one year earlier.

(b) Occupancy expenses have increased due to expenses associated with the Milne Scali acquisition and increased presence in the Arizona market.

(c) Amortization of intangible assets increased due to amortization of the insurance books of business intangibles acquired in the Milne Scali acquisition in April 2002.

(d) The decrease in professional services expenses is attributable to a decrease in brokerage retainage and clearing fees and other consulting fees.

(e) The increase in other noninterest expenses is due to increases in several different items included in this category such as insurance expense, dues and publications, education and development and other miscellaneous items.

(f) Total operating expenses as a percent of average assets have increased as we have expanded our base of financial product and service offerings.

Income Tax Provision. Our provision for income taxes for the quarter ended March 31, 2003 increased $321,000 as compared to the same period in 2002 due to the increase in pre-tax income. The estimated effective tax rates for the three-month periods ended March 31, 2003 and 2002 were 29.0 and 42.0 percent, respectively. The reduction in our effective tax rate is primarily attributable to an increase in the amount of tax-exempt income in the 2003 period as compared to the 2002 period.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculation for the three-month periods ended March 31, 2003 and 2002.


                                    Liquidity

Liquidity. Liquidity risk management encompasses our ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management policies are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The consolidated statements of cash flows in the consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds on terms ranging from overnight to 10 years and beyond. Advances from the FHLB are generally collateralized by the Bank's mortgage loans and various investment securities. We have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings.

The following table sets forth, for the three months ended March 31, 2003 and 2002, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):


                                            For the Three Months Ended
                                                     March 31,
                                         --------------------------------
     Major Sources and Uses of Funds         2003                2002
                                         -------------      -------------
 Proceeds from FHLB advances............    $ 20,000            $    --
 Proceeds from maturities
  of investment securities..............      12,208             17,718
 Net decrease in loans..................       5,736              3,338
 Proceeds from sales of
  investment securities.................       5,079             15,776
 Purchases of investment
  securities............................     (13,158)           (19,388)
 Net decrease in deposits...............     (10,976)            (6,589)
 Repayments of FHLB advances............     (10,000)           (20,000)
 Net increase (decrease) in
  short-term borrowings.................      (7,781)             3,184

Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers' demands as well as our desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on- and off-balance-sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit through national deposit networks.

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

As of March 31, 2003, we had established three revolving lines of credit with banks totaling $16.5 million of which $2.3 million had been advanced and $14.2 million remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the federal funds rate. At March 31, 2003, we also had the ability to draw additional FHLB advances of $41.4 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.


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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that we believe is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (violent weather, fires, etc.) that occur in a particular period.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of March 31, 2003 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

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


                           Forward-Looking Statements

Statements  included  in  Item  2,  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Repricing risk - timing differences in the maturity/repricing of assets, liabilities, and off-balance-sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. We have risk management policies to monitor and limit exposure to interest rate risk. To date we have not conducted trading activities as a means of managing interest rate risk. Our asset/liability management process is utilized to manage our interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, interest checking, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their March 31, 2003 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at March 31, 2003 of 4.25 percent to 3.25 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of March 31, 2003, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

The net interest income simulation result for the 12-month horizon is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $20.0 million cumulative notional original three-year interest rate cap positions on three-month LIBOR with a 4.50 percent strike and the $20.0 million cumulative notional original five-year interest rate cap positions on three-month LIBOR with a 5.50 percent strike. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts.

                                         Net Interest Income Simulation
                                             (amounts in thousands)

Movement in interest rates                      -100bp      Unchanged    +100bp     +200bp      +300bp     +400bp
                                                ------      ---------    ------     ------      ------     ------
Projected 12-month net interest income......... $ 14,925    $ 16,026     $17,239   $ 17,282   $ 17,649    $ 17,628

Dollar change from rates unchanged scenario.... $ (1,101)         --     $ 1,213   $  1,256   $  1,623    $  1,602
Percentage change from rates unchanged
   scenario....................................    (6.87)%        --       7.57%      7.84%     10.13%      10.00%
Net benefit/(cost) of cumulative $40.0
   million interest rate caps (1).............. $   (100)   $    (70)    $   (6)   $     99   $    252    $    474

Total net interest income impact with caps..... $ 14,825    $ 15,956     $17,233   $ 17,381   $ 17,901    $ 18,102
Dollar change from unchanged w/caps............ $ (1,131)         --     $ 1,277   $  1,425   $  1,945    $  2,146
Percentage change from unchanged w/caps........    (7.09)%        --       8.00%      8.93%     12.19%      13.45%
Policy guidelines (decline limited to).........     5.00 %        --       5.00%     10.00%     15.00%      20.00%

(1) In May and June 2001, we purchased four interest rate cap contracts on three-month LIBOR with strikes at 4.50 percent each in the amount of $5.0 million notional with original terms of three years for total notional of $20.0 million. We also purchased four interest rate cap contracts on three-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional of $20.0 million.

Our rate sensitivity position over the projected 12-month horizon is asset sensitive. This position is evidenced by the projected increase in net interest income in the rising interest rate scenarios, and the decrease in net interest income in falling rate scenario.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the 12-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the 12-month period. For example, even though in the -100bp scenario, net interest income declines $1.1 million, or 7.09 percent, from the unchanged scenario, the level of net interest income of $14.8 million is only
0.6 percent below the $14.9 million of net interest income recorded for the year ended December 31, 2002.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/- 100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. If the projected dollars of net interest income over the next 12-month period are in excess of the Board and ALCO established targets, then the above percentages decline do not apply. However, if the projected percentage declines are within the above guidelines but the projected dollars of net interest income are less than the Board and ALCO established targets, then the ALCO will consider tactics to increase the projected level of dollars of net interest income. A targeted level of net interest income is established and approved by the Board and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on our assets and liabilities as of March 31, 2003 and does not contemplate any actions we might undertake in response to changes in market interest rates.


Item 4. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), and our internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this quarterly report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the quarterly report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our controls' implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this quarterly report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a)  Exhibit 99.1  Certification  Under Section 906 of the Sarbanes-Oxley Act of
     2002

(b)  Reports on Form 8-K

     None.





                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BNCCORP, Inc.


Date: May 14, 2003             By  /s/ Gregory K. Cleveland
                                   ---------------------------------------------
                                       Gregory K. Cleveland
                                       President and Chief Executive Officer


                               By  /s/ Brenda L. Rebel
                                   ---------------------------------------------
                                       Brenda L. Rebel
                                       Treasurer and Chief Financial Officer

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





Date: May 14, 2003                 By  /s/ Gregory K. Cleveland
                                   -------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

I, Brenda L. Rebel, Treasurer and Chief fFinancial Officer, certify that:

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





Date:  May 14, 2003              By   /s/ Brenda L. Rebel
                                 -----------------------------------------------
                                          Brenda L. Rebel
                                          Treasurer and Chief Financial Officer