Form 10-Q
period 2003-06-30
BNCCORP INC
filed 2003-08-06
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                     ------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                       For the quarter ended June 30, 2003

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


     The number of shares of the registrant's outstanding common stock on August 1, 2003 was 2,703,995.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                  June 30,       December 31,
               ASSETS                               2003             2002
                                                ------------     ------------
                                                 (unaudited)

CASH AND DUE FROM BANKS.........................$   11,996       $   16,978
INTEREST-BEARING DEPOSITS WITH BANKS............       201              159
                                                ------------     ------------
     Cash and cash equivalents..................    12,197           17,137

INVESTMENT SECURITIES AVAILABLE FOR SALE........   209,900          208,072
FEDERAL RESERVE BANK AND FEDERAL HOME
   LOAN BANK STOCK..............................     7,071            7,071
LOANS AND LEASES, net...........................   322,413          335,794
ALLOWANCE FOR CREDIT LOSSES.....................    (4,953)          (5,006)
                                                ------------     ------------
     Net loans and leases.......................   317,460          330,788
PREMISES AND EQUIPMENT, net.....................    16,066           11,100
INTEREST RECEIVABLE.............................     2,785            2,856
OTHER ASSETS....................................     4,334            4,119
GOODWILL........................................    14,526           12,210
OTHER INTANGIBLE ASSETS, net....................     8,343            8,875
                                                ------------     ------------
                                                $  592,682       $  602,228
                                                ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
     Noninterest-bearing........................$   40,716       $   44,362

     Interest-bearing -
         Savings, interest checking and
           money market.........................   182,565          187,531
         Time deposits $100,000 and over........    54,439           64,905
         Other time deposits....................    93,583          101,447
                                                ------------     ------------
     Total deposits.............................   371,303          398,245

SHORT-TERM BORROWINGS...........................    32,570           28,120
FEDERAL HOME LOAN BANK ADVANCES.................   107,200           97,200
LONG-TERM BORROWINGS............................     8,672            8,561
OTHER LIABILITIES...............................    10,803           10,053
                                                ------------     ------------
              Total liabilities.................   530,548          542,179

GUARANTEED PREFERRED BENEFICIAL INTERESTS
   IN COMPANY'S SUBORDINATED DEBENTURES.........    22,357           22,326

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value - 2,000,000
     shares authorized; 150 shares issued and
     outstanding................................      --               --
   Capital surplus - preferred stock............     1,500            1,500
   Common stock, $.01 par value - 10,000,000
     shares authorized; 2,703,295 and
     2,700,929 shares issued and outstanding
     (excluding 42,880 shares held in treasury)         27               27
   Capital surplus - common stock...............    16,634           16,614
   Retained earnings............................    19,526           17,395
   Treasury stock (42,880 shares)...............      (513)            (513)
     Accumulated other comprehensive income,
       net of income taxes......................     2,603            2,700
                                                ------------     ------------
            Total stockholders' equity..........    39,777           37,723
                                                ------------     ------------
                                                $  592,682       $  602,228
                                                ============     ============

          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                 For the Three Months    For the Six Months
                                                    Ended June 30,          Ended June 30,
                                                ----------------------   --------------------
                                                   2003         2002       2003       2002
                                                ----------   ---------   --------  ----------
                                                       (unaudited)           (unaudited)
INTEREST INCOME:
  Interest and fees on loans....................  $ 5,238     $ 4,936    $ 10,422   $  9,773
  Interest and dividends on
   investment securities -
     Taxable....................................    1,584       2,581       3,451      5,039
     Tax-exempt.................................      380         222         735        439
     Dividends..................................       62          55         124        110
  Other.........................................        1          31           1         45
                                                ----------   ---------   ---------   --------
              Total interest income.............    7,265       7,825      14,733     15,406
                                                ----------   ---------   ---------   --------
INTEREST EXPENSE:
  Deposits......................................    1,923       2,702       4,029      5,328
  Short-term borrowings.........................      113          10         221         52
  Federal Home Loan Bank advances...............    1,332       1,736       2,608      3,177
  Long-term borrowings..........................       96          90         195         92
                                                ----------   ---------   ---------   --------
              Total interest expense............    3,464       4,538       7,053      8,649
                                                ----------   ---------   ---------   --------
              Net interest income...............    3,801       3,287       7,680      6,757
PROVISION FOR CREDIT LOSSES.....................      400         185       1,175        402
                                                ----------   ---------   ---------   --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES.............................    3,401       3,102       6,505      6,355
                                                ----------   ---------   ---------   --------
NONINTEREST INCOME:
  Insurance commissions.........................    3,423       2,417       7,485      2,884
  Trust and financial services..................      631         212         817        431
  Fees on loans.................................      482         507         943      1,011
  Net gain on sales of securities...............      301         366         421        796
  Service charges...............................      218         178         428        340
  Brokerage income..............................       99         324         150        724
  Rental income.................................       55          22          77         44
  Other.........................................      202          93         309        234
                                                ----------   ---------   ---------   --------
            Total noninterest income............    5,411       4,119      10,630      6,464
                                                ----------   ---------   ---------   --------
NONINTEREST EXPENSE:
  Salaries and employee benefits................    3,997       3,928       7,962      6,656
  Occupancy.....................................      564         579       1,186      1,043
  Interest on subordinated debentures...........      433         455         870        912
  Depreciation and amortization.................      368         334         716        634
  Office supplies, telephone and postage........      355         299         609        545
  Professional services.........................      309         391         569        776
  Amortization of intangible assets.............      266         249         532        350
  Marketing and promotion.......................      176         236         295        371
  FDIC and other assessments....................       51          55         102        109
  Other.........................................      615         661       1,184      1,165
                                                ----------   ---------   ---------   --------
            Total noninterest expense...........    7,134       7,187      14,025     12,561
                                                ----------   ---------   ---------   --------
Income before income taxes......................    1,678          34       3,110        258
Income tax provision (benefit)..................      504         (30)        919         64
                                                ----------   ---------   ---------   --------
Income from continuing operations...............    1,174          64       2,191        194



                         BNCCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations, continued
                      (In thousands, except per share data)

                                                 For the Three Months        For the Six Months
                                                    Ended June 30,             Ended June 30,
                                              -------------------------   ----------------------
                                                  2003          2002         2003        2002
                                              ------------   ----------   ----------  ----------
                                                      (unaudited)              (unaudited)
Discontinued Operations:
Income from operations of
  discontinued Fargo branch,
  net of income taxes.......................           --           38           --         98
                                              ------------   ----------   ----------  ----------
NET INCOME .................................     $  1,174      $   102     $  2,191    $   292
                                              ============   ==========   ==========  ==========


Dividends on preferred stock................     $     30      $    19     $     60    $    19
                                              ------------   ----------   ----------  ----------
Income available to common stockholders.....     $  1,144      $    83     $  2,131    $   273
                                              ============   ==========   ==========  ==========


BASIC EARNINGS PER COMMON SHARE:

Income from continuing operations...........     $   0.42      $  0.02     $  0.79     $  0.07

Income from discontinued Fargo branch,
  net of income taxes.......................          --          0.01         --         0.04
                                              ------------   ----------   ----------  ----------
Basic earnings per common share.............     $   0.42      $  0.03     $  0.79     $  0.11
                                              ============   ==========   ==========  ==========


DILUTED EARNINGS PER COMMON SHARE:

Income from continuing operations...........     $   0.41     $   0.02     $  0.78     $  0.07
Income from discontinued Fargo branch,
  net of income taxes.......................          --          0.01          --        0.04
                                              ------------   ----------  ------------  ---------
Diluted earnings per common share...........     $   0.41     $   0.03     $  0.78     $  0.11
                                              ============   ==========  ============  =========

          See accompanying notes to consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------    --------------------------
                                                         2003         2002           2003          2002
                                                      ----------   ----------   ------------   -----------
                                                            (unaudited)                 (unaudited)
NET INCOME...........................................  $  1,174      $   102       $ 2,191       $  292
OTHER COMPREHENSIVE INCOME (LOSS) -
   Unrealized gains on securities:
      Unrealized holding gains arising during the
         period, net of income taxes.................       493        1,429           202        1,209
      Less:  reclassification adjustment for
         securities gains included in net income,
         net of income taxes.........................      (211)        (247)         (299)        (537)
                                                      ----------    ----------    ----------   -------------
OTHER COMPREHENSIVE INCOME (LOSS)....................       282        1,182           (97)         672
                                                      ----------    ----------    ----------   -------------
COMPREHENSIVE INCOME.................................  $  1,456      $ 1,284       $ 2,094       $  964
                                                      ==========    ==========    ==========   =============

          See accompanying notes to consolidated financial statements.


                                                 BNCCORP, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Stockholders' Equity
                                                (In thousands, except share data)
                                              For the Six Months Ended June 30, 2003


                                                Capital                       Capital                         Accumulated
                                                Surplus                       Surplus                            Other
                             Preferred Stock   Preferred    Common Stock       Common    Retained  Treasury  Comprehensive
                             Shares   Amount     Stock     Shares    Amount    Stock     Earnings  Stock        Income       Total
                             ------  -------   ---------  --------- --------  --------   --------  --------  ------------- --------
Balance, December 31,          150   $   --    $  1,500   2,743,809  $  27    $ 16,614   $ 17,395  $  (513)    $   2,700   $ 37,723
   2002......................
   Net income (unaudited)....   --       --          --          --     --          --      2,191       --            --      2,191
   Other comprehensive
     income -
    Change in unrealized
       holding gains on
       securities available
       for sale, net of
       income taxes and
       reclassification
       adjustment
       (unaudited)...........   --       --          --          --     --          --         --       --           (97)      (97)
  Preferred stock
     dividends (unaudited)...   --       --          --          --     --          --        (60)      --            --       (60)
  Other (unaudited) .........   --       --          --       2,366     --          20         --       --            --        20
                             ------   -------  ---------  --------- --------  --------   --------  --------  ------------- --------
Balance, June 30, 2003
   (unaudited)...............  150    $  --    $  1,500   2,746,175  $  27    $ 16,634   $ 19,526  $  (513)    $   2,603   $ 39,777
                             ======   =======  =========  ========= ========  ========   ========  ========  ============= ========


                                             For the Six Months Ended June 30, 2002


                                                Capital                       Capital                         Accumulated
                                                Surplus                       Surplus                           Other
                             Preferred Stock   Preferred    Common Stock       Common    Retained  Treasury  Comprehensive
                             Shares   Amount     Stock     Shares    Amount    Stock     Earnings  Stock        Income       Total
                             ------  -------   ---------  --------- --------  --------   --------  --------  ------------- --------
Balance, December 31, 2001...   --   $   --    $    --    2,442,050  $  24    $ 14,084   $ 15,435  $  (513)   $   1,649    $ 30,679
  Net income (unaudited)        --       --         --           --     --          --        292       --           --         292
  Other comprehensive
     income -
    Change in unrealized
     holding gains on
     securities available
     for sale, net of
     income taxes and
     reclassification
     adjustment (unaudited)..   --       --         --           --     --          --        --        --          672         672
  Issuance of preferred
     stock (unaudited).......  150       --       1,500          --     --          --        --        --           --       1,500
  Preferred stock
     dividends (unaudited)...   --       --         --           --     --          --       (19)       --           --        (19)
  Issuance of common
     stock (unaudited).......   --       --         --      297,759      3       2,497        --        --           --       2,500
  Other (unaudited)..........   --       --         --        1,000     --          11        --        --           --          11

                             ------   -------  ---------  --------- --------  --------   --------  --------  ------------- --------
Balance, June 30, 2002         150    $  --    $  1,500   2,740,809  $  27    $ 16,592   $ 15,708  $  (513)   $   2,321    $ 35,635
   (unaudited)...............======   =======  =========  ========= ========  ========   ========  ========  ============= ========

                                     See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In thousands)
                                                          2003          2002
                                                       -----------  ------------
OPERATING ACTIVITIES:                                  (unaudited)   (unaudited)
 Net income........................................... $  2,191       $   292
 Adjustments to reconcile net income
   to net cash provided by operating activities -
     Provision for credit losses......................    1,175           402
     Depreciation and amortization....................      716           747
     Amortization of intangible assets................      532           350
     Net premium amortization on investment
      securities......................................    2,224         1,445
     Proceeds from loans recovered....................       59            31
     Write down of other real estate owned
       and repossessed assets.........................        4            56
     Change in interest receivable and other
       assets, net....................................   (2,472)         (695)
     Gain on sale of bank premises and equipment......       (6)           --
     Net realized gains on sales of investment
       securities.....................................     (421)         (796)
     Deferred income taxes............................      272          (192)
     Change in dividend distribution payable..........      (12)           (9)
     Change in other liabilities, net.................      532           907
     Originations of loans to be sold.................  (31,094)      (36,717)
     Proceeds from sale of loans......................   31,094        36,717
                                                       ----------   ------------
       Net cash provided by operating activities......    4,794         2,538
                                                       ----------   ------------
INVESTING ACTIVITIES:
   Purchases of investment securities.................  (62,963)      (52,190)
   Proceeds from sales of investment securities.......   32,817        30,104
   Proceeds from maturities of investment
    securities........................................   26,372        28,335
   Net (increase) decrease in loans...................   12,094        (7,680)
   Additions to premises and equipment................   (5,775)       (2,144)
   Proceeds from sale of premises and equipment.......       99            --
   Cash paid for acquisition, net.....................       --       (13,964)
                                                      -----------    -----------
       Net cash provided by (used in) investing
        activities....................................    2,644       (17,539)
                                                      -----------    -----------
  FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings,
    interest checking and money market accounts.......   (8,612)       14,985
   Net increase (decrease) in time deposits...........  (18,330)        3,647
   Net increase in short-term borrowings..............    4,450         2,617
   Repayments of Federal Home Loan Bank advances......  (97,300)      (20,000)
   Proceeds from Federal Home Loan Bank advances......  107,300            --
   Repayments of long-term borrowings.................      (29)           --
   Proceeds from long-term borrowings.................      140         8,530
   Proceeds from issuance of stock....................       --         1,500
   Payment of preferred stock dividends...............      (60)          (19)
   Amortization of discount on subordinated
    debentures........................................       43            43
   Other, net.........................................       20            11
                                                      ----------     -----------
      Net cash provided by (used in)
       financing activities...........................  (12,378)       11,314
                                                      ----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............   (4,940)       (3,687)
CASH AND CASH EQUIVALENTS, beginning of period........   17,137        23,972
                                                      ----------     -----------
CASH AND CASH EQUIVALENTS, end of period.............. $ 12,197      $ 20,285
                                                      ==========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid...................................... $  8,210      $  9,041
                                                      ==========     ===========
   Income taxes paid.................................. $    678      $     90
                                                      ==========     ===========


          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2003


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, Milne Scali & Company, BNC Insurance, Inc. and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 22 locations in Arizona, Minnesota and North Dakota, provides a broad range of banking, insurance, brokerage, trust and other financial services to small and mid-sized businesses and individuals.

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

The unaudited consolidated financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2003.

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

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended June 30:

                                                 Net                                   Per-Share
                                               Income               Shares               Amount
                                           ----------------     ----------------     ---------------
                             2003
Basic earnings per common share:

Income from continuing operations.........    $ 1,174,000
Less: Preferred stock dividends...........        (30,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........    $ 1,144,000            2,703,071            $   0.42
                                           ================                          ===============
Effect of dilutive shares -
   Options................................                              55,100
                                                                ----------------
Diluted earnings per common share:

Income from continuing operations.........    $ 1,174,000
Less: Preferred stock dividends...........        (30,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........    $ 1,144,000            2,758,171            $   0.41
                                           ================                          ===============

                            2002

Basic earnings per common share:

Income from continuing operations.........    $    64,000
Less: Preferred stock dividends...........        (19,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........         45,000            2,645,213                0.02
Income from discontinued Fargo
 branch, net of income taxes..............         38,000            2,645,213                0.01
                                           ----------------                          ---------------
Income available to common stockholders...    $    83,000            2,645,213            $   0.03
                                           ================                          ===============
Effect of dilutive shares -
   Options................................                              24,982
                                                                ----------------
Diluted earnings per common share:

Income from continuing operations.........    $    64,000
Less: Preferred stock dividends...........        (19,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........         45,000            2,670,195                0.02

Income from discontinued Fargo branch,
  net of income taxes.....................         38,000            2,670,195                0.01
                                           ----------------                          ---------------
Income available to common stockholders...    $    83,000            2,670,195            $   0.03
                                           ================                          ===============

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six-month periods ended June 30:

                                                Net                                    Per-Share
                                              Income                 Shares              Amount
                                           ----------------     ----------------     ---------------
                             2003
Basic earnings per common share:

Income from continuing operations.........    $ 2,191,000
Less: Preferred stock dividends...........        (60,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........    $ 2,131,000            2,702,183            $   0.79
                                           ================                          ===============
Effect of dilutive shares -
   Options................................                              42,515
                                                                ----------------
Diluted earnings per common share:

Income from continuing operations.........    $ 2,191,000
Less: Preferred stock dividends...........        (60,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........    $ 2,131,000            2,744,698            $   0.78
                                           ================                          ===============

                            2002

Basic earnings per common share:

Income from continuing operations.........    $   194,000
Less: Preferred stock dividends...........        (19,000)
                                           ----------------
Income from continuing operations
 available to common stockholders.........        175,000            2,522,871                0.07
Income from discontinued Fargo branch,
   net of income taxes....................         98,000            2,522,871                0.04
                                           ----------------                          ---------------
Income available to common stockholders...    $   273,000            2,522,871            $   0.11
                                           ================                          ===============
Effect of dilutive shares -
   Options................................                              25,271
                                                                ----------------
Diluted earnings per common share:

Income from continuing operations.........    $   194,000
Less: Preferred stock dividends...........        (19,000)
                                           ----------------
Income from continuing operations
  available to common stockholders........        175,000            2,548,142                0.07
Income from discontinued Fargo branch,
  net of income taxes.....................         98,000            2,548,142                0.04
                                           ----------------                          ---------------
Income available to common stockholders...    $   273,000            2,548,142            $   0.11
                                           ================                          ===============

The following number of options, with exercise prices ranging from $8.20 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the period:

                                                 2003                 2002
                                           ----------------     ---------------
         Quarter ended March 31............     77,185               97,508
         Quarter ended June 30.............     63,500               96,145


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

During the second and third quarters of 2002, the Company presented the following segments: banking operations, insurance operations and brokerage operations with brokerage operations not meeting the thresholds for separate presentation in the interim financial statement disclosures. Due to the changing nature of the brokerage operations segment and its closer alignment with the trust and financial services operations of the Bank, the Company has elected to redefine its reporting segments as noted above. Therefore, it has included two sets of segment disclosures below representing segments as defined in 2002 and as defined in 2003.

The following tables present, for segments as currently defined, segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended June 30 (in thousands):

                                                         2003                                                 2003
                             -----------------------------------------------------  -----------------------------------------------
                                                    Brokerage/
                                                     Trust/                         Reportable           Intersegment  Consolidated
                              Banking   Insurance   Financial   Other(a)   Totals    Segments   Other(a) Elimination     Total
                             ---------  ---------  -----------  --------  --------  ----------  -------- ------------  ------------
Net interest income..........$  3,865     $   22     $   --     $  (531)  $   3,356   $  3,887   $  (531)  $    446      $  3,802
Other revenue-external
 customers...................   1,599      3,461        732           54      5,846      5,792        54       (435)        5,411
Other revenue-from other
 segments....................      35         --         10          164        209         45       164       (209)           --
Depreciation and
 amortization................     413        214          3            4        634        630         4         --           634
Equity in the net income
 of investees................     422         --         --        1,501      1,923        422     1,501       (422)        1,501
Other significant noncash
 items:
  Provision for credit
   losses....................     400         --         --           --        400        400        --         --           400
Segment profit (loss) from
   continuing operations.....   1,006        803        466         (597)     1,678      2,275      (597)        --         1,678
Income tax provision
   (benefit).................     267        361        146         (270)       504        774      (270)        --           504
Segment profit (loss)........     739        442        320         (327)     1,174      1,501      (327)        --         1,174
Segment assets............... 588,635     28,643      1,396       69,164    687,838    618,674    69,164    (95,156)      592,682



                                                         2002                                                  2002
                             -----------------------------------------------------  -----------------------------------------------
                                                   Brokerage/
                                                     Trust/                         Reportable           Intersegment  Consolidated
                              Banking   Insurance   Financial   Other(a)   Totals    Segments   Other(a) Elimination     Total
                             ---------  ---------  -----------  --------  --------  ----------  -------- ------------  ------------
Net interest income..........$  3,348   $      7   $   --       $   (537) $  2,818   $  3,355  $   (537)  $    470     $   3,288
Other revenue-external
 customers...................   1,443      2,439       537            19     4,438      4,419        19       (319)        4,119
Other revenue-from other
 segments....................      29         --         1           162       192         30       162       (192)           --
Depreciation and
 amortization................     380        183        15             5       583        578         5         --           583
Equity in the net income of
 investees...................      26         --        --           430       456         26       430       (456)           --
Other significant noncash
 items:
  Provision for credit
   losses....................     185         --        --            --       185        185        --         --           185
Segment profit (loss) from
  continuing operations......     631        204      (161)         (640)       34        674      (640)        --            34
Income tax provision
 (benefit)...................     276         79       (73)         (312)      (30)       282      (312)        --           (30)
Income from discontinued
 Fargo branch, net of
 income taxes................      38         --        --            --        38         38        --         --            38
Segment profit (loss)........     393        125       (88)         (328)      102        430      (328)        --           102
Segment assets, from
 continuing operations....... 606,222     27,120      2,087       65,421   700,850    635,429    65,421    (123,658)     577,192
Segment assets............... 635,131     27,120      2,087       65,421   729,759    664,338    65,421    (123,658)     606,101
-------------
(a)  The  financial  information  in the "Other"  column is for the bank holding company.

The following tables present, for segments as currently defined, segment profit or loss, assets and a reconciliation of segment information as of, and for the six months ended June 30 (in thousands):

                                                     2003                                                 2003
                             -----------------------------------------------------  ------------------------------------------------
                                                   Brokerage/
                                                     Trust/                         Reportable           Intersegment  Consolidated
                              Banking   Insurance   Financial   Other(a)   Totals    Segments   Other(a) Elimination     Total
                             ---------  ---------  -----------  --------  --------  ----------  -------- ------------  ------------
Net interest income........  $  7,808     $   44     $   --    $ (1,067)   $ 6,785   $  7,852   $(1,067)   $   896      $  7,681
Other revenue-external
 customers.................     2,797      7,554        977           80    11,408     11,328        80       (778)       10,630
Other revenue-from other
 segments..................        67         --         22          319       408         89       319       (408)           --
Depreciation and
 amortization..............       803        430          6            9     1,248      1,239         9          --        1,248
Equity in the net income
 of investees..............     1,475         --         --        2,962     4,437      1,475     2,962     (1,475)        2,962
Other significant noncash
 items:
  Provision for credit
   losses..................     1,175         --         --           --     1,175      1,175        --          --        1,175
Segment profit (loss)
 from continuing
 operations................     1,543      2,299        473      (1,205)     3,110      4,315    (1,205)         --        3,110
Income tax provision
 (benefit).................       420        790        143        (434)       919      1,353      (434)         --          919
Segment profit (loss)......     1,123      1,509        330        (771)     2,191      2,962      (771)         --        2,191
Segment assets.............   588,635     28,643      1,396       69,164   687,838    618,674    69,164     (95,156)     592,682



                                                    2002                                                  2002
                             -----------------------------------------------------  -----------------------------------------------
                                                   Brokerage/
                                                     Trust/                         Reportable           Intersegment  Consolidated
                              Banking   Insurance   Financial   Other(a)   Totals    Segments   Other(a) Elimination     Total
                             ---------  ---------  -----------  --------  --------  ----------  -------- ------------  ------------
Net interest income........  $  6,788     $   10    $   --     $   (982)  $ 5,816    $  6,798   $  (982)  $   940      $  6,756
Other revenue-external
 customers.................     2,940      2,928     1,155           70     7,093       7,023        70      (629)        6,464
Other revenue-from other
 segments..................        56         --        16          312       384          72       312      (384)           --
Depreciation and
 amortization..............       749        204        22            9       984         975         9        --           984
Equity in the net income
 of investees..............        78         --        --          976     1,054          78       976    (1,054)           --
Other significant noncash
 items:
  Provision for credit
   losses..................       402         --       --           --        402         402        --        --           402
Segment profit (loss) from
  continuing operations....     1,477        187      (266)      (1,140)      258       1,398    (1,140)       --           258
Income tax provision
 (benefit).................       564         78      (121)        (457)       64         521      (457)       --            64
Income from discontinued
 Fargo branch, net of
 income taxes..............        98         --        --           --        98          98        --        --            98
Segment profit (loss)......     1,011        109      (145)        (683)      292         975      (683)       --           292
Segment assets, from
 continuing operations.....   606,222     27,120     2,087       65,421   700,850     635,429    65,421    (123,658)    577,192
Segment assets.............   635,131     27,120     2,087       65,421   729,759     664,338    65,421    (123,658)    606,101
-------------
(a)  The  financial  information  in the "Other"  column is for the bank holding company.

The following tables present, for segments as defined in 2002, segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended June 30 (in thousands):

                                                        2003                                          2003
                                   -------------------------------------------  ---------------------------------------------------
                                                                                 Reportable            Intersegment   Consolidated
                                    Banking   Insurance    Other(a)    Totals    Segments    Other(a)  Elimination        Total
                                   ---------  ----------  ----------  --------  ----------  ---------  ------------   -------------
Net interest income................ $  3,865   $    22    $   (531)    $ 3,356   $   3,887   $  (531)    $   446      $   3,802
Other revenue-external
 customers.........................    2,223     3,461         162       5,846       5,684       162        (435)         5,411
Other revenue-from other segments..       45        --         164         209          45       164        (209)            --
Depreciation and amortization......      415       214           5         634         629         5          --            634
Equity in the net income of
 investees.........................      422        --       1,501       1,923         422     1,501        (422)         1,501
Other significant noncash items:
  Provision for credit losses......      400        --          --         400         400        --          --            400
Segment profit (loss) from
 continuing operations.............    1,504       803        (629)      1,678       2,307      (629)         --          1,678
Income tax provision (benefit).....      425       361        (282)        504         786      (282)         --            504
Segment profit (loss)..............    1,079       442        (347)      1,174       1,521      (347)         --          1,174
Segment assets.....................  589,388    28,643      69,807     687,838     618,031    69,807     (95,156)       592,682


                                                        2002                                          2002
                                   -------------------------------------------  ---------------------------------------------------
                                                                                 Reportable            Intersegment   Consolidated
                                    Banking   Insurance    Other(a)    Totals    Segments    Other(a)  Elimination        Total
                                   ---------  ----------  ----------  --------  ----------  ---------  ------------   -------------
Net interest income................ $  3,348   $     7    $   (537)   $  2,818   $   3,355   $  (537)    $   470      $   3,288
Other revenue-external
 customers.........................    1,606     2,439         393       4,438       4,045       393        (319)         4,119
Other revenue-from other
 segments..........................       30        --         162         192          30       162        (192)            --
Depreciation and amortization......      391       183           9         583         574         9          --            583
Equity in the net income of
 investees.........................       26        --         430         456          26       430        (456)            --
Other significant noncash
 items:
  Provision for credit losses......      185        --          --         185         185        --          --            185
Segment profit (loss) from
 continuing operations.............      607       204        (777)         34         811      (777)         --             34
Income tax provision (benefit).....      283        79        (392)        (30)        362      (392)         --            (30)
Income from discontinued Fargo
 branch, net of income taxes.......       38        --          --          38          38        --          --             38
Segment profit (loss)..............      362       125        (385)        102         487      (385)         --            102
Segment assets, from continuing
   operations......................  606,923    27,120      66,807     700,850     634,043    66,807     (123,658)      577,192
Segment assets.....................  635,832    27,120      66,807     729,759     662,952    66,807     (123,658)      606,101

-------------
(a) The financial information in the "Other" column is for the bank holding company and the brokerage segment.

The following tables present, for segments as defined in 2002, segment profit or loss, assets and a reconciliation of segment information as of, and for the six months ended June 30 (in thousands):

                                                         2003                                             2003
                                  ----------------------------------------------  ------------------------------------------------
                                                                                  Reportable           Intersegment   Consolidated
                                    Banking     Insurance   Other(a)    Totals    Segments    Other(a)  Elimination      Total
                                  -----------  ----------  ----------  ---------  ----------  -------- ------------  -------------
Net interest income............... $   7,830    $    22    $ (1,067)   $  6,785    $ 7,852    $ (1,067)  $    896      $  7,681
Other revenue-external
 customers........................     7,669      3,461         278      11,408     11,130         278       (778)       10,630
Other revenue-from other
 segments.........................        89         --         319         408         89         319       (408)           --
Depreciation and amortization.....     1,023        214          11       1,248      1,237          11         --         1,248
Equity in the net income of
 investees........................     1,475         --       2,962       4,437      1,475       2,962     (1,475)        2,962
Other significant noncash items:
  Provision for credit losses.....     1,175         --          --       1,175      1,175          --         --         1,175
Segment profit (loss) from
 continuing operations............     3,570        803      (1,263)      3,110      4,373      (1,263)        --         3,110
Income tax provision (benefit)....     1,016        361        (458)        919      1,377        (458)        --           919
Segment profit (loss).............     2,554        442        (805)      2,191      2,996        (805)        --         2,191
Segment assets....................   589,388     28,643      69,807     687,838    618,031      69,807    (95,156)      592,682


                                                         2002                                             2002
                                  ----------------------------------------------  -------------------------------------------------
                                                                                  Reportable            Intersegment  Consolidated
                                    Banking     Insurance   Other(a)     Totals   Segments    Other(a)  Elimination     Total
                                  -----------  ----------  ----------  ---------  ----------  -------- ------------  --------------
Net interest income............... $   6,788    $    10    $   (982)    $ 5,816    $ 6,798    $   (982)  $    940      $  6,756
Other revenue-external
 customers........................     3,268      2,928         897       7,093      6,196         897       (629)        6,464
Other revenue-from other
 segments.........................        72         --         312         384         72         312       (384)           --
Depreciation and amortization.....       763        204          17         984        967         17          --           984
Equity in the net income of
 investees........................        78         --         976       1,054         78         976     (1,054)           --
Other significant noncash items:
  Provision for credit losses.....       402         --          --         402        402          --         --           402
Segment profit (loss) from
 continuing operations............     1,453        187     (1,382)         258      1,640      (1,382)        --           258
Income tax provision (benefit)....       586         78       (600)          64        664        (600)        --            64
Income from discontinued Fargo
 branch, net of income taxes......        98         --          --          98         98          --         --            98
Segment profit (loss).............       965        109       (782)         292      1,074        (782)        --           292
Segment assets, from
 continuing operations............   606,923     27,120      66,807     700,850    634,043      66,807   (123,658)      577,192
Segment assets....................   635,832     27,120      66,807     729,759    662,952      66,807   (123,658)      606,101

-------------
(a)  The  financial  information  in the "Other"  column is for the bank holding company and the brokerage segment.

NOTE 6 - Stock-Based Compensation

At June 30, 2003, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation (dollars in thousands):

                                              For the three months ended      For the six months ended
                                                         June 30,                       June 30,
                                             -----------------------------   --------------------------
                                                  2003            2002            2003          2002
                                             -------------  --------------   -----------  -------------

 Net income, as reported.....................   $ 1,174         $ 102          $ 2,191        $  292
 Add: total stock-based employee compensation
   expense included in reported net income,
   net of related tax effects................         3             3                5             5
 Deduct: total stock-based employee
   compensation expense determined under
   fair value method for all awards,
   net of related tax effects................       (11)          (11)             (21)          (21)
                                             -------------  ------------    ------------  -------------
 Pro forma net income........................   $ 1,166        $   94          $ 2,175        $  276
                                             =============  ============    ============  =============

 Earnings per share:
      Basic - as reported....................   $  0.42        $  .03          $  0.79        $ 0.11
      Basic - pro forma......................   $  0.42        $  .03          $  0.78        $ 0.11
      Diluted - as reported..................   $  0.41        $  .03          $  0.78        $ 0.11
      Diluted - pro forma....................   $  0.41        $  .03          $  0.77        $ 0.11

NOTE 7 - Derivative Activities

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities and $20.0 million of 5.50 percent contracts having five-year original maturities. The total amount paid for the contracts was $1.2 million. The contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of approximately $40,000. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended June 30, 2003 and 2002, the impact of marking the contracts to market, reflected as additional interest expense on Federal Home Loan Bank ("FHLB") advances, was a reduction to net interest income of approximately $70,000 and $389,000, respectively. During the six months ended June 30, 2003 and 2002, the impact of marking the contracts to market was a reduction to net interest income of approximately $97,000 and $468,000, respectively.

NOTE 8 - Annual Goodwill / Intangible Asset Impairment Assessment

In accordance with its accounting policy, during the second quarter of 2003 the Company completed the annual assessment of its goodwill asset and other intangible assets with indeterminate lives and such assessment did not indicate any impairment.

NOTE 9 - Change in Goodwill

During the second quarter of 2003, the Company paid the first earnout payment related to the acquisition of Milne Scali & Company ("Milne Scali") in April 2002. The earnout payment was approximately $2.3 million and increased goodwill by that amount.


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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Finally, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company) with any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item being reclassified. The provisions of SFAS 145 related to FASB Statement No. 13 that relate to modifications of a capital lease that make it an operating lease became effective for transactions occurring after May 15, 2002. The Company adopted this standard as indicated above; however, adoption did not have a material impact.

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

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9 ("FIN 9")" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and FIN 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"). Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Entities with previously recognized unidentifiable intangible assets that are still amortizing them in accordance with SFAS 72 must, effective the latter of the date of the acquisition or the full adoption of SFAS 142, reclassify those intangible assets to goodwill and terminate amortization on them. The Company adopted SFAS 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("Fin 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Fin 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Fin 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Fin 45 and has applied the recognition and measurement provisions for guarantees entered into or modified after December 31, 2002. Between January 1, 2003 and June 30, 2003, the Company entered into performance and financial standby letters of credit totaling $69.2 million. These guarantees are recognized as liabilities on the Company's balance sheet at their current estimated combined fair value of approximately $150,000.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has, and will continue to, adopt the various provisions of FIN 46 as indicated above but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

Note 11 - Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS 149 as indicated above and such adoption is not expected to have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company will adopt SFAS 150 on July 1, 2003 and such adoption is not expected to have a material effect on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of Items 2, 3 and 4 of Part I of this Form 10-Q, we refer to "we," "our" or the "Company" when such reference includes BNCCORP, Inc. and its consolidated subsidiaries, collectively; "BNCCORP" when referring only to BNCCORP, Inc.; the "Bank" when referring only to BNC National Bank; "Milne Scali" when referring only to Milne Scali & Company, Inc.; "BNC Insurance" when referring only to BNC Insurance, Inc.; and "BNC AMI" when referring only to BNC Asset Management, Inc.

    Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Assets. Our total assets decreased $9.5 million, from $602.2 million at December 31, 2002 to $592.7 million at June 30, 2003. The following table presents our assets by category as of June 30, 2003 and December 31, 2002, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                     Change
                                                                                           ----------------------------
                                                     June 30,           December 31,
                    Assets                             2003                 2002                 $               %
-------------------------------------------      ----------------    ------------------    -------------    -----------
Cash and due from banks....................            $  11,996              $ 16,978       $  (4,982)        (29.3)%  (a)
Interest-bearing deposits with banks.......                  201                   159              42           26.4%
Investment securities available for sale...              209,900               208,072           1,828            0.9%
Federal Reserve Bank and Federal
 Home Loan Bank Stock......................                7,071                 7,071              --             --
Loans and leases, net......................              317,460               330,788         (13,328)         (4.0)%  (b)
Premises and equipment, net................               16,066                11,100           4,966           44.7%  (c)
Interest receivable........................                2,785                 2,856             (71)         (2.5)%
Other assets...............................                4,334                 4,119             215            5.2%
Goodwill...................................               14,526                12,210           2,316           19.0%  (d)
Other intangible assets, net...............                8,343                 8,875            (532)         (6.0)%
                                                 ----------------    ------------------    -------------    -----------
         Total assets......................            $ 592,682             $ 602,228       $  (9,546)         (1.6)%
                                                 ================    ==================    =============    ===========
-------------------

(a) Cash and due from banks - The decrease in cash and due from banks is primarily attributable to an account reclassification program that was implemented during 2003 and results in the Bank holding less cash at the Federal Reserve.

(b)  Loans and leases,  net - Loans decreased between December 31, 2002 and June
     30, 2003 partly because loans typically increase at yearend as commercial customers draw down on their lines of credit and then make payments on the lines during the early part of the subsequent year. Additionally, during the first half of 2003, loan growth was negatively impacted by pay-downs on some large commercial credits. Commercial loan demand to date during 2003 has decreased compared to loan demand experienced for the same period in 2002. Due to current economic conditions, it is difficult to predict, with any degree of certainty, loan growth in future periods.

(c) Premises and equipment, net - Premises and equipment increased due to our purchase of the Milne Scali building in Phoenix, Arizona in March 2003 for its appraised value of $3.9 million and the construction of a facility in Scottsdale, Arizona.

(d) Goodwill - Goodwill increased due to the earnout payment related to the April 2002 acquisition of Milne Scali.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three- and six-month periods ended June 30, 2003 and 2002 (amounts are in thousands):

                                             Three Months                    Six Months
                                            Ended June 30,                  Ended June 30,
                                    -----------------------------  ------------------------------
                                         2003            2002            2003          2002
                                    -------------  --------------  --------------  --------------
Balance, beginning of period........   $   5,219      $   4,486      $   5,006       $  4,325
Provision for credit losses.........         400            185          1,175            402
Loans charged off...................        (690)           (47)        (1,287)          (131)
Loans recovered.....................          24              3             59             31
                                    -------------  --------------  --------------  --------------
Balance, end of period..............   $   4,953      $   4,627      $   4,953       $  4,627
                                    =============  ==============  ==============  ==============
Ending loan portfolio ..............   $ 322,413      $ 305,540
                                    =============  ==============
Allowance for credit losses
 as a percentage of ending
 loan portfolio.....................        1.54%          1.51%


As of June 30, 2003, our allowance for credit losses was 1.54 percent of total loans as compared to 1.49 percent at December 31, 2002 and 1.51 percent at June 30, 2002. Net charge-offs as a percentage of average total loans for the three- and six-month periods ended June 30, 2003 and 2002 were as follows:

                                           Three Months Ended                   Six Months Ended
                                                June 30,                            June 30,
                                      ------------------------------     -------------------------------
                                          2003             2002             2003              2002
                                      -------------    -------------     ------------    ---------------
Ratio of net charge-offs to
  average total loans.................     (0.20)%       (0.01)%             (0.37)%        (0.03)%
Ratio of net charge-offs to
  average total loans, annualized.....     (0.82)%       (0.06)%             (0.75)%        (0.07)%

Our provision for loan losses for the three-month period ended June 30, 2003 was $400,000 compared to $185,000 for the same period in 2002. This increase is a direct response to continued charge-off activity related to loans to a commercial contractor that the Bank has been in the process of liquidating / collecting over the past three quarters and the continued presence of a large nonperforming commercial real estate loan managed out of our Arizona market.

Our provision for loan losses for the six-month period ended June 30, 2003 was approximately $1.2 million compared to $402,000 for the same period in 2002. This increase is also a direct response to the charge-off activity related to the previously mentioned commercial customer in addition to the fact that a few large credits moved to a higher risk rating category during the six-month period ended June 30, 2003.

Loans charged off during the second quarter of 2003 totaled $690,000, representing a $643,000 increase over loans charged off during the second quarter of 2002. The increase was primarily attributable to charge-offs related to one commercial credit. The credit is the above-mentioned contractor on which we charged off $600,000 of principal during the quarter. See comments regarding this credit relationship in the next paragraph.

Loans charged off during the six-month period ended June 30, 2003 totaled approximately $1.3 million, representing a $1.2 million increase over loans charged off during the same period in 2002. The increase was primarily attributable to the above-mentioned contractor. During the six-month period, $1.0 million was charged off on this credit relationship. The Bank is currently in the process of liquidating this credit, which has a remaining balance of $320,000. It is expected that the liquidation process will be concluded prior to September 30, 2003. The Bank currently holds a specific reserve of $235,000 against this credit.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                            June 30,             December 31,
                                              2003                   2002
                                        --------------         ---------------
Nonperforming loans:
   Loans 90 days or more delinquent
    and still accruing interest.........  $     28              $   5,081
   Nonaccrual loans.....................     6,304                  2,549
   Restructured loans...................        --                     --
                                        --------------         ---------------
Total nonperforming loans...............     6,332                  7,630
   Other real estate owned and
     repossessed assets.................        --                      8
                                        --------------         ---------------
Total nonperforming assets..............  $  6,332              $   7,638
                                        ==============         ===============
Allowance for credit losses.............  $  4,953              $   5,006
                                        ==============         ===============
Ratio of total nonperforming
  assets to total assets................      1.07%                  1.27%
Ratio of total nonperforming
  loans to total loans..................      1.96%                  2.27%
Ratio of allowance for credit
  losses to total nonperforming loans...        78%                    66%

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

Of the $6.3 million in the nonaccrual category at June 30, 2003, $5.0 million relates to one commercial real estate loan (which was included in the loans 90 days or more delinquent and still accruing interest category at December 31,
2002), and the balance is made up of smaller credits.

Regarding the $5.0 million credit, the Bank was scheduled to take title of the property on April 24, 2003. The Bank and the borrower have contractually agreed to extend the maturity of the loan to November 1, 2003 with the guarantor (an estate) paying all past due interest and putting up a cash reserve to carry the loan to November 1, 2003. The probate court has approved the estate payments and the Bank has received the payments. The borrower is currently negotiating with a potential buyer for the property and the additional time due to the loan extension may allow adequate time to consummate the sale transaction that would potentially result in payment of the loan in full by the November 1, 2003 extension date. If a sale of the property does not occur by November 1, 2003, the Bank expects to commence proceedings to take title of the property and the guarantors will all remain jointly and severally liable for any deficiency.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at June 30, 2003 or December 31, 2002.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at June 30, 2003 and $8,000 at December 31, 2002.


Liabilities. Our total liabilities decreased approximately $11.6 million, from $542.2 million at December 31, 2002 to $530.5 million at June 30, 2003. The following table presents our liabilities by category as of June 30, 2003 and December 31, 2002 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                              Change
                                           June 30,            December 31,       -------------------------------
                Liabilities                  2003                  2002                  $                 %
-------------------------------------- -----------------    ------------------    --------------     ------------
DEPOSITS:
Noninterest-bearing....................      $   40,716            $   44,362        $  (3,646)           (8.2)%  (a)
Interest-bearing -
  Savings, interest checking
   and money market....................         182,565               187,531           (4,966)           (2.6)%  (b)
  Time deposits $100,000 and over......          54,439                64,905          (10,466)          (16.1)%  (c)
  Other time deposits..................          93,583               101,447           (7,864)           (7.8)%  (d)
Short-term borrowings..................          32,570                28,120            4,450             15.8%  (e)

Federal Home Loan Bank advances........         107,200                97,200           10,000             10.3%  (f)
Long-term borrowings...................           8,672                 8,561              111              1.3%
Other liabilities......................          10,803                10,053              750              7.5%
                                       -----------------    ------------------    --------------
         Total liabilities.............      $  530,548            $  542,179        $ (11,631)           (2.1)%
                                       =================    ==================    ==============
-------------------

(a) Noninterest-bearing deposits - Our noninterest-bearing deposits typically increase at yearend as commercial customers draw down on lines of credit and place funds in the bank's noninterest-bearing deposit accounts. Noninterest-bearing deposits can also fluctuate widely on a day-to-day basis due to the number of commercial customers we serve and the nature of their transaction account activity.

(b) Savings, interest checking and money market deposits - The decrease in savings, interest checking and money market accounts is partly attributable to a customer moving $1.0 million from a money market account to a collateralized customer repurchase agreement while the additional decrease is attributable to daily fluctuations in interest checking and money market accounts.

(c) Time deposits $100,000 and over - Time deposits $100,000 and over decreased primarily because brokered and national market certificates of deposit ("CDs") decreased approximately $18.4 million between December 31, 2002 and June 30, 2003. Some of this decrease in volume was offset by CD growth in the North Dakota and Arizona markets.

(d) Other time deposits - Other time deposits declined primarily because a number of CDs, held by credit unions and other financial institutions (with balances averaging approximately $99,000), matured and the funds were not reinvested.

(e) Short-term borrowings - Short-term borrowings increased primarily because of a $4.2 million increase in customer repurchase agreements between December 31, 2002 and June 30, 2003 including the $1.0 million repurchase agreement discussed in (b) above.

(f) Federal Home Loan Bank advances - $10.0 million of FHLB advances held at December 31, 2002 matured in January 2003 and, at June 30, 2003, we had $20.0 million of short-term FHLB advances. We use such short-term advances to manage liquidity similar to how we use Federal funds purchased on a day-to-day basis. The short-term FHLB advances provide us with a slightly more cost-effective way of managing our short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more.

Stockholders' Equity. Our stockholders' equity increased $2.1 million between December 31, 2002 and June 30, 2003. This increase was primarily attributable to earnings of approximately $2.2 million offset by a $97,000 decrease in accumulated other comprehensive income and $40,000 of other transactions such as payment of preferred stock dividends, stock option exercises and vesting of restricted stock.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of June 30, 2003:

                                Tier 1            Total
                                Risk-             Risk-            Tier 1
                                Based             Based           Leverage
                                Ratio             Ratio             Ratio
                             --------------   ---------------   --------------
BNCCORP, consolidated......      6.45%            10.06%            4.73%
BNC National Bank..........     10.01%            11.21%            7.33%


As of June 30, 2003, the Company and the Bank exceeded capital adequacy requirements and the Bank was considered "well capitalized" under prompt corrective action provisions.

During 2002, we initiated construction of an office building at 17045 North Scottsdale Road, Scottsdale, Arizona. Total cost for the building, including furniture and equipment (through June 30, 2003) was approximately $1.7 million. Construction was completed during the second quarter of 2003, the office opened on May 5, 2003, and the project was funded through cash generated from operations. In March 2003, we purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona for its appraised price of $3.9 million. The purchase was funded through cash generated from operations. We expect current facilities, along with the pending relocation of our branch office at 2725 East Camelback Road, Suite 200, Phoenix, Arizona to 2425 East Camelback Road, Suite 100, Phoenix, Arizona to be sufficient for operating purposes for the foreseeable future. Estimated leasehold improvement costs for the property at 2425 East Camelback Road are approximately $500,000, which includes furniture, fixtures and equipment and which will be paid through cash generated from operations.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003
                                    and 2002

General. Record net income from continuing operations of $1.17 million, or $0.41 per diluted share, for the quarter ended June 30, 2003 represented a more than ten-fold increase over net income of $102,000, or $0.03 per diluted share, reported for the second quarter of 2002. Net income for the year-ago quarter included income of $38,000, or $0.01 per share, from the operations of our Fargo, North Dakota branch office, which was sold on September 30, 2002, and subsequently reclassified as a discontinued operation.

Net interest income for the second quarter of 2003 rose 15.6 percent, to $3.80 million compared with $3.29 million for the same quarter one year earlier. The increase reflected a widening of the net interest margin which improved to 2.86 percent for the quarter ended June 30, 2003 compared with 2.58 percent for the same period one year earlier.

Noninterest income was $5.41 million for the 2003 second quarter, rising 31.4 percent from $4.12 million for the year-ago period. As a percentage of gross revenues, noninterest income was 58.74 percent for the recent quarter, up from
55.62 percent a year ago. The largest contributors to noninterest income in the second quarter of 2003 were insurance commissions of $3.42 million, largely produced by Milne Scali, acquired in April of 2002, and trust/financial services income of $631,000, which was largely driven by a fee for managing the sale of two companies on behalf of a customer.

Noninterest expense for the second quarter of 2003 was $7.13 million. This represents a slight decrease from $7.19 million in the second quarter of 2002.

Our return on average common stockholders' equity, from continuing operations, for the most recent quarter was 11.99 percent compared with 0.55 percent for the same period one year earlier. Our return on average assets, from continuing operations, for the most recent quarter was 0.80 percent compared with 0.05 percent for the same period one year earlier.

For the six months ended June 30, 2003, we reported net income of $2.19 million, or $0.78 per common share on a diluted basis. This represented a more than six-fold increase over net income of $292,000, or $0.11 per diluted share, recorded in the first half of 2002. The year-ago results included income of $98,000, or $0.04 per diluted share, from the discontinued Fargo branch operations.

Net interest income for the 2003 six-month period was $7.68 million, an increase of 13.7 percent compared with $6.76 million in the year-ago period and was driven by a widening of the net interest margin from 2.69 percent for the six months ended June 30, 2002, to 2.88 percent for the same period in 2003.

Noninterest income was $10.63 million for the first six months of 2003, compared with $6.46 million reported for the similar 2002 period. The 64.4 percent increase in noninterest income largely reflected the acquisition of Milne Scali, which was included in our results for the full first half of 2003, versus approximately 10 weeks of the comparable 2002 period. Noninterest income as a percent of gross revenues for the 2003 first half was 58.06 percent, up from
48.89 percent for the same period in 2002.

Noninterest expense for the first six months of 2003 was $14.03 million compared with $12.56 million for the first half of 2002. The increase in noninterest expense largely reflected a full six months of operations of Milne Scali in the recent period.

Net Interest Income. Net interest income for the three-month period ended June 30, 2003 increased approximately $514,000, or 15.6 percent, from approximately $3.29 million to approximately $3.80 million. Net interest margin increased to
2.86 percent for the quarter ended June 30, 2003 from 2.58 percent for the same period one year earlier. Net interest income and margin for the three-month periods ended June 30, 2003 and 2002 were negatively impacted by derivative contract-related transactions during the periods totaling approximately $70,000 and $389,000, respectively. Without these derivative transactions, net interest income for the periods would have been approximately $3.87 and $3.68 million, respectively, and net interest margin would have been 2.92 and 2.89 percent, respectively.

Net interest income for the six-month period ended June 30, 2003 increased approximately $923,000, or 13.7 percent, from approximately $6.76 million to approximately $7.68 million. Net interest margin increased to 2.88 percent for the quarter ended June 30, 2003 from 2.69 percent for the same period one year earlier. Net interest income and margin for the six-month periods ended June 30, 2003 and 2002 were negatively impacted by derivative contract-related transactions during the periods totaling approximately $97,000 and $468,000, respectively. Without these derivative transactions, net interest income for the periods would have been approximately $7.78 and $7.22 million, respectively, and net interest margin would have been 2.92 and 2.88 percent, respectively.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three- and six-month periods ended June 30, 2003 and 2002, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):

                                                Three Months Ended June 30,
                           ---------------------------------------------------------------
                                         2003*                               2002*                     Change
                           ------------------------------  -------------------------------  -------------------------------
                                      Interest   Average              Interest    Average              Interest   Average
                            Average    earned    yield or   Average    earned     yield or   Average   earned      yield
                            balance   or paid     cost      balance    or paid     cost      balance   or paid    or cost
                           ---------  --------  ---------  ---------  ---------  ---------  ---------  --------  ----------
 Interest-earning
       assets

Federal funds
 sold/interest
 bearing due from........  $    427   $     1      0.94%   $  6,395   $     31      1.94%   $ (5,968)  $   (30)    -1.00%(a)
Investments..............   210,380     2,026      3.86%    211,657      2,858      5.42%     (1,277)     (832)    -1.56%(b)
Loans....................   326,936     5,238      6.43%    296,794      4,936      6.67%     30,142       302     -0.24%(c)
 Allowance for loan
  losses.................    (5,130)       --                (4,474)        --                  (656)       --
                           ---------  --------             ---------  ---------             ---------  --------
 Total interest-earning
  assets.................  $532,613     7,265      5.47%   $510,372      7,825      6.15%   $ 22,241      (560)    -0.68%
                           =========  --------             =========  ---------             =========  --------
    Interest-bearing
      liabilities

Interest checking &
 money market accounts...  $179,908       563      1.26%   $173,790        745      1.72%   $  6,118      (182)    -0.46%(d)
Savings..................     6,037        13      0.86%      4,182          9      0.86%      1,855         4      0.00%
Certificates of deposit
 under $100,000..........    96,384       779      3.24%    107,320      1,067      3.99%    (10,936)     (288)    -0.75%(e)
Certificates of deposit
 $100,000 and over.......    57,149       568      3.99%     77,702        881      4.55%    (20,553)     (313)    -0.56%(f)
                           ---------  --------             ---------  ---------             ---------  --------
 Interest-bearing
  deposits...............   339,478     1,923      2.27%    362,994      2,702      2.99%    (23,516)     (779)    -0.72%
Short-term borrowings....    25,972       113      1.75%      1,894         10      2.12%     24,078       103     -0.37%(g)
Federal Home Loan
 Bank advances...........   102,222     1,332      5.23%     97,200      1,736      7.16%      5,022      (404)    -1.93%(h)
Long-term borrowings.....     8,634        96      4.46%      7,115         90      5.07%      1,519         6     -0.61%(i)
                           ---------  --------             ---------  ---------             ---------  --------
 Total borrowings........   136,828     1,541      4.52%    106,209      1,836      6.93%     30,619      (295)    -2.41%
                           ---------  --------             ---------  ---------             ---------  --------
 Total interest-bearing
  liabilities............  $476,306     3,464      2.92%   $469,203      4,538      3.88%   $  7,103    (1,074)    -0.96%
                           =========  --------             =========                        =========
 Net interest
  income/spread..........             $ 3,801      2.55%              $  3,287      2.27%              $   514      0.28%
                                      ========                        =========                        ========
 Net interest margin.....                          2.86%                            2.58%                           0.28%

Notation:

Noninterest-bearing
 deposits................  $ 38,858        --              $ 30,964         --              $  7,894        --           (j)
                           ---------                       ---------                        ---------
 Total deposits..........  $378,336   $ 1,923      2.04%   $393,958   $  2,702      2.75%   $(15,622)  $  (779)    -0.71%
                           =========  ========             =========  =========             =========  ========
Taxable equivalents:

 Total interest-
  earning assets.........  $532,613   $ 7,462      5.62%   $510,327   $  8,450      6.64%   $ 22,241   $  (988)    -1.02%
 Net interest
  income/spread..........        --   $ 3,998      2.70%         --   $  3,912      2.76%         --   $    86     -0.06%
 Net interest margin.....        --        --      3.01%         --         --      3.07%         --        --     -0.06%
---------------------------------
     * From continuing operations


                                            Six Months Ended June 30,
                           ---------------------------------------------------------------
                                        2003*                           2002*                           Change
                           ------------------------------  -------------------------------  -------------------------------
                                      Interest   Average               Interest   Average              Interest   Average
                            Average    earned   yield or    Average     earned   yield or    Average    earned     yield
                            balance   or paid     cost      balance    or paid     cost      balance   or paid    or cost
                           ---------  --------  ---------  ---------  ---------  ---------  ---------  --------  ----------
  Interest-earning
         assets

Federal funds
 sold/interest
 bearing due from........  $    383   $     1      0.53%   $  4,109   $     45      2.21%   $ (3,726)  $   (44)    -1.68%(a)
Investments..............   213,098     4,310      4.08%    210,952      5,588      5.34%      2,146    (1,278)    -1.26%(b)
Loans....................   328,972    10,422      6.39%    295,466      9,773      6.67%     33,506       649     -0.28%(c)
 Allowance for
  loan losses............    (5,035)       --                (4,387)        --                  (648)       --
                           ---------  --------             ---------  ---------             ---------  --------
 Total interest-earning
  assets.................  $537,418    14,733      5.53%   $506,140     15,406      6.14%   $ 31,278      (673)    -0.61%
                           =========  --------             =========  ---------             =========  --------
   Interest-bearing
    liabilities

Interest checking &
  money market accounts..  $182,347     1,158      1.28%   $166,806      1,327      1.66%   $ 15,541      (214)    -0.38%(d)
Savings..................     5,675        25      0.89%      4,147         17      0.83%      1,528         8      0.06%
Certificates of deposit
 under $100,000..........    98,881     1,637      3.34%    105,430      2,173      4.16%     (6,549)     (536)    -0.82%(e)
Certificates of deposit
 $100,000 and over.......    60,124     1,209      4.06%     78,144      1,766      4.56%    (18,020)     (557)    -0.50%(f)
                           ---------  --------             ---------  ---------             ---------  --------
 Interest-bearing
  deposits...............   347,027     4,029      2.34%    354,527      5,328      3.03%     (7,500)   (1,299)    -0.69%
Short-term borrowings....    22,771       221      1.96%      4,693         52      2.23%     18,078       169     -0.27%(g)
Federal Home Loan
 Bank advances...........   103,072     2,608      5.10%     98,222      3,177      6.52%      4,850      (569)    -1.42%(h)
Long-term borrowings.....     8,591       195      4.58%      3,560         92      5.21%      5,031       103     -0.63%(i)
                           ---------  --------             ---------  ---------             ---------  --------
  Total borrowings.......   134,434     3,024      4.54%    106,475      3,321      6.29%     27,959      (297)    -1.75%
                           ---------  --------             ---------  ---------             ---------  --------
  Total interest-bearing
   liabilities...........  $481,461     7,053      2.95%   $461,002      8,649      3.78%   $ 20,459    (1,596)    -0.83%
                           =========  --------             =========  ---------             =========  --------
  Net interest
   income/spread.........             $ 7,680      2.58%              $  6,757      2.36%              $   923      0.22%
                                      ========                        =========                        ========
  Net interest margin....                          2.88%                            2.69%                           0.19%

Notation:

Noninterest-bearing
 deposits................  $ 38,348        --              $ 29,868         --              $  8,480        --           (j)
                           ---------                       ---------                        ---------
  Total deposits.........  $385,375   $ 4,029      2.11%   $384,395   $  5,328      2.80%   $    980   $(1,299)    -0.69%
                           =========  ========             =========  =========             =========  ========
Taxable equivalents:

  Total interest-earning
   assets................  $537,418   $14,929      5.60%   $506,140   $ 16,649      6.63%   $ 31,278   $(1,720)    -1.03%
  Net interest
   income/spread.........        --   $ 7,876      2.65%         --   $  8,000      2.85%         --   $  (124)    -0.20%
  Net interest margin....        --        --      2.96%         --         --      3.19%         --        --     -0.23%
---------------------------------
     * From continuing operations

(a) Federal funds sold / interest bearing due from - Average balances of Federal funds sold and interest bearing due from decreased for the 2003 periods due to less Federal funds sold outstanding during those periods. The decreased yield is reflective of the lower interest rate environment caused by additional Federal Reserve rate reductions during 2002 and late in June 2003.

(b)  Investments - The decreased yield in the investment  portfolio reflects the
     current  lower  rate  environment   caused  by  the  Federal  Reserve  rate
     reductions during 2002 and late June 2003.

(c) Loans - Average loans increased primarily as a result of loan growth in the Arizona market. The decreased yield reflects the Federal Reserve rate reductions during 2002 and 2003.

(d) Interest checking and money market accounts - Increased average balances of interest checking and money market accounts represents additional growth in our floating-rate Wealthbuilder deposit products, particularly in the Arizona market. While period end balances of these accounts has declined between December 31, 2002 and June 30, 2003, averages for the above three- and six-month periods in 2003 exceeded those for the same periods in 2002. The decreased costs are reflective of the lower rate environment in 2003 compared to the same periods in 2002.

(e) Certificates of deposit under $100,000 - The decrease in average CDs under $100,000 is primarily attributable to run off of some CDs during the first half of 2003. The lower costs are representative of the lower interest rate environment in 2003 compared to the same periods in 2002.

(f) Certificates of deposit $100,000 and over - During the quarter ended June 30, 2003, average balances of brokered and national market CDs were $45.9 million as compared to $64.6 million for the same period one year earlier. During the six months ended June 30, 2003, average balances of brokered and national market CDs were $51.2 million as compared to $65.8 million for the same period one year earlier. The reduced costs reflect the lower interest rate environment in 2003 compared to the same periods in 2002.

(g) Short-term borrowings - Average short-term borrowings increased during the three- and six-month periods ended June 30, 2003 compared to the same periods in 2002 due to the use of customer repurchase agreements during late 2002 and early 2003 and an increase in average Federal funds purchased outstanding during 2003. The reduced costs reflect the lower interest rate environment in 2003 compared to the same periods in 2002.

(h) FHLB advances - The increased volume of FHLB advances resulted from the use of short-term FHLB advances in 2003 offset by the maturity of $10.0 million of long-term advances in January 2003. Short-term FHLB advances are used to manage liquidity similar to how Federal funds purchased are used on a day-to-day basis. The short-term advances provide us with a slightly more cost-effective way of managing short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more. At June 30, 2003, $20.0 million of such advances were outstanding. The reduced costs reflect the lower interest rate environment in 2003 compared to the same periods in 2002.

(i) Long-term borrowings - In conjunction with the acquisition of Milne Scali in April 2002, we incurred $8.5 million of long-term debt. The debt is priced at 30-day LIBOR plus 3.20 percent.

(j) Noninterest-bearing deposits - Noninterest-bearing deposit balances have increased largely due to commercial deposit growth in our Arizona and Minnesota markets.

Provision for Credit Losses. The provision for credit losses was $400,000 for the quarter ended June 30, 2003 as compared to $185,000 for the same period one year earlier. The provision for credit losses was approximately $1.2 million for the six months ended June 30, 2003 as compared to $402,000 for the same period one year earlier. See "Comparison of Financial Condition at June 30, 2003 and December 31, 2002 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of our noninterest income for the three- and six-month periods ended June 30, 2003 and 2002 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

       Noninterest Income          Three Months Ended                            Six Months Ended
                                        June 30,                 Change              June 30,                   Change
                                ------------------------- --------------------- ------------------------ ---------------------
                                    2003          2002         $          %         2003         2002         $          %
                                ------------  ----------- ---------- ---------- -----------  ----------- ---------- ----------
Insurance commissions...........   $  3,423      $ 2,417     $1,006      41.6%     $ 7,485      $ 2,884     $4,601     159.5% (a)
Trust and financial services....        631          212        419     197.6%         817          431        386      89.6% (b)
Fees on loans...................        482          507        (25)    (4.9)%         943        1,011        (68)    (6.7)%
Net gain on sales of securities.        301          366        (65)   (17.8)%         421          796       (375)   (47.1)% (c)
Service charges.................        218          178         40      22.5%         428          340         88      25.9%
Brokerage income................         99          324       (225)   (69.4)%         150          724       (574)   (79.3)% (d)
Rental income...................         55           22         33     150.0%          77           44         33      75.0%
Other...........................        202           93        109     117.2%         309          234         75      32.1% (e)
                                ------------  ----------- ----------            -----------  ----------- ----------
   Total noninterest income.....   $  5,411      $ 4,119     $1,292      31.4%     $10,630      $ 6,464     $4,166      64.4%
                                ============  =========== ==========            ===========  =========== ==========

-----------------
(a) Insurance commissions - The increases in insurance commission revenue are primarily attributable to our acquisition of Milne Scali in April of 2002. Insurance contingency fees of $115,000 and $932,000 were recognized during the three- and six-month periods ending June 30, 2003. For the same periods in 2002, contingency fees recognized were $79,000 and $81,000, respectively. Although Milne Scali was not part of the Company during the first quarter of 2002, contingency fee income recognized by Milne Scali during that quarter was approximately $703,000. If the acquisition of Milne Scali had been effective on January 1, 2002, contingency fee income recognized by the Company for the three- and six-month periods ending June 30, 2002 would have been $80,000 and $784,000, respectively.

(b) Trust and financial services - The increases in trust and financial services revenue are primarily attributable to a $488,000 fee received by the Bank's financial services division for the management of the sale of two companies on behalf of a customer.

(c) Net gain on sales of securities - Net gains on sales of securities vary depending on the nature of investment securities sales transacted during the respective periods. During the six-month period ended June 30, 2003, we sold $32.8 million of investment securities compared with $30.1 million for the same period in 2002.

(d) Brokerage income - The decreases in brokerage revenue are attributable to the fact that we had significantly fewer brokers during 2003 than in 2002 due to the closing of the BNC AMI office in Fargo, North Dakota and fewer brokers on staff in the Minnesota market during 2003.

(e)  Other  -  The   increases  in  other   noninterest   income  are  primarily
     attributable to interest we received on some tax refunds.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- and six-month periods ended June 30, 2003 and 2002 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                              Three Months Ended                               Six Months Ended
      Noninterest Expense           June 30,                Change                 June 30,                Change
                             --------------------    ---------------------   --------------------   ---------------------
                               2003        2002          $           %         2003        2002         $           %
                             ---------  ---------    --------   ----------   ---------  ---------   ---------  ----------
Salaries and employee
 benefits....................$ 3,997    $ 3,928      $   69          1.8%    $ 7,962    $  6,656    $  1,306      19.6%  (a)
Occupancy....................    564        579         (15)       (2.6)%      1,186       1,043         143      13.7%  (b)
Interest on subordinated
  debentures.................    433        455         (22)       (4.8)%        870         912         (42)    (4.6)%
Depreciation and
 amortization................    368        334          34         10.2%        716         634          82      12.9%
Office supplies, telephone
 and postage.................    355        299          56         18.7%        609         545          64      11.7%
Professional services........    309        391         (82)      (21.0)%        569         776        (207)   (26.7)%  (c)
Amortization of
 intangible assets...........    266        249          17          6.8%        532         350         182      52.0%  (d)
Marketing and promotion......    176        236         (60)      (25.4)%        295         371         (76)   (20.5)%
FDIC and other assessments...     51         55          (4)       (7.3)%        102         109          (7)    (6.4)%
Other........................    615        661         (46)       (7.0)%      1,184       1,165          19       1.6%
                             ---------  ---------    --------                ---------  ---------   ---------
 Total noninterest expense...$ 7,134    $ 7,187      $  (53)       (0.7)%    $14,025    $ 12,561    $  1,464      11.7%
                             =========  =========    ========                =========  =========   =========
 Efficiency ratio............   77.4%      97.0%                  (19.6)%       76.6%       95.0%               (18.4)%
                             =========  =========                            =========  =========
Adjusted efficiency ratio
 excluding impact of
 derivative contracts
 and dividends on
 subordinated debentures.....   72.2%      86.4%                  (14.2)%       71.5%       85.1%               (13.6)%
                             =========  =========                            =========  =========
Noninterest income as a
 percent of gross revenues...   58.7%      55.6%                     3.1%       58.1%       48.9%                  9.2%
                             =========  =========                            =========  =========
Total operating expenses
 as a percent of average
 assets, annualized..........    4.9%       5.1%                   (0.2)%        4.8%        4.6%                  0.2%
                             =========  =========                            =========  =========

(a) Salaries and employee benefits - Average full time equivalent employees for the three- and six-month periods ended June 30, 2003 were 276 and 271, respectively, as compared to 279 and 245, respectively, for the same periods in 2002. The increase in full time equivalents for the first six months of 2003 versus 2002 is primarily attributable to the April 2002 acquisition of Milne Scali, which has approximately 85 employees.

(b) Occupancy - Occupancy expenses increased in the year-to-date period due to expenses associated with increased Arizona locations as well as the addition of Milne Scali in April of 2002.

(c) Professional services - The decrease in professional services expenses is attributable to a decrease in brokerage clearing and retainage expenses resulting from the decrease in associated brokerage revenues, a decrease in other consulting expenses and audit fees offset by an increase in legal and collection fees.

(d) Amortization of intangible assets - The increase in amortization of intangible assets for the six-month period ended June 30, 2003 is attributable to the addition of Milne Scali and the associated amortization of the books of business intangible assets acquired in the acquisition.

Income Tax Provision. Our provision for income taxes for the quarter ended June 30, 2003 increased $534,000 as compared to the same period in 2002 due to the increase in pre-tax income. The estimated effective tax rate for the three-month period ended June 30, 2003 was 30.0 percent.

Our provision for income taxes for the six months ended June 30, 2003 increased $855,000 as compared to the same period in 2002 due to the increase in pre-tax income. The estimated effective tax rate for the six-month period ended June 30, 2003 was 29.5 percent.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three- and six-month periods ended June 30, 2003 and 2002.

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


The following table sets forth, for the six months ended June 30, 2003 and 2002, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):

                                                       For the Six Months Ended
                                                                June 30,
                                                       -------------------------
      Major Sources and Uses of Funds                     2003           2002
                                                       ----------     ----------
  Proceeds from FHLB advances..........................$ 107,300      $     --
  Proceeds from sales of investment securities.........   32,817        30,104
  Proceeds from maturities of investment securities....   26,372        28,335
  Net (increase) decrease in loans.....................   12,094        (7,680)
  Net increase in short-term borrowings................    4,450         2,617
  Proceeds from long-term borrowings...................      140         8,530
  Repayments of FHLB advances..........................  (97,300)      (20,000)
  Purchases of investment securities...................  (62,963)      (52,190)
  Net increase (decrease) in deposits..................  (26,942)       18,632
  Additions to premises and equipment..................   (5,775)       (2,144)
  Cash paid for acquisition, net.......................       --       (13,964)

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

As of June 30, 2003, we had established three revolving lines of credit with banks totaling $16.5 million of which $2.5 million had been advanced and $14.0 million remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At June 30, 2003, we also had the ability to draw additional FHLB advances of $35.2 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

                          Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes. The following have been identified as "critical accounting policies."

Allowance for Credit Losses. Our accounting policy for determining the allowance for credit losses is set forth under "Comparison of Financial Condition at June 30, 2003 and December 31, 2002 - Allowance for Credit Losses." As indicated in that policy statement, we employ a systematic methodology for determining our allowance for credit losses that includes an ongoing review process and quarterly adjustment of the allowance. Our process includes periodic loan-by-loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans and other loans that exhibit indicators of deterioration.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of June 30, 2003 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, interest checking, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their June 30, 2003 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at June 30, 2003 of 4.00 percent to 3.00 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of June 30, 2003, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

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

                                  Net Interest Income Simulation
                                     (amounts in thousands)

Movement in interest rates                    -100bp    Unchanged    +100bp     +200bp      +300bp     +400bp
                                             --------   ---------   --------   --------    --------   --------
Projected 12-month net interest income...... $14,516    $14,891    $ 15,730   $ 16,334    $ 16,392   $ 16,155

Dollar change from rates unchanged scenario. $  (375)        --    $    839   $  1,443    $  1,501   $  1,264

Percentage change from rates unchanged
   scenario.................................   (2.52)%       --        5.63%      9.69%      10.08%      8.49%

Net benefit/(cost) of cumulative $40.0
   million interest rate caps (1)........... $   (40)   $   (36)   $    (14)  $     41    $    140   $    291

Total net interest income impact with caps.. $14,476    $14,855    $ 15,716   $ 16,375    $ 16,532   $ 16,446

Dollar change from unchanged w/caps......... $  (379)        --    $    861   $  1,520    $  1,677   $  1,591

Percentage change from unchanged w/caps.....   (2.55)%       --        5.80%     10.23%      11.29%     10.71%

Policy guidelines (decline limited to)......    5.00 %       --        5.00%     10.00%      15.00%     20.00%

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

Our rate sensitivity position over the projected 12-month horizon is asset sensitive. This position is evidenced by the projected increase in net interest income in the rising interest rate scenarios, and the decrease in net interest income in the falling rate scenario.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the 12-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the 12-month period. For example, while in the -100bp scenario, net interest income declines $379,000, or 2.6 percent, from the unchanged scenario, the level of net interest income of $14.5 million is only
2.7 percent below the $14.9 million of net interest income recorded for the year ended December 31, 2002.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/- 100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. In addition, a targeted level of net interest income is established and approved by the Board and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on our assets and liabilities as of June 30, 2003 and does not contemplate any actions we might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), and our internal control over financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and any change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing, as Exhibit 31 to this quarterly report, there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the quarterly report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to BNCCORP, including its consolidated subsidiaries, is made known to the CEO and CFO by others within those entities, particularly during the period in which the applicable report is being prepared. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

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

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the
Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our board's audit committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to BNCCORP and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of the Company was held on June 18, 2003 (the "Annual Meeting"). Proxies were solicited pursuant to the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, Brenda L. Rebel, Gaylen A. Ghylin and Terrence M. Scali were elected to serve until the 2006 annual meeting of stockholders. The number of votes cast for or withheld from each nominee were as follows:

       Name            For              Withheld
   -----------      ----------          --------
   Rebel             2,213,373            8,918
   Ghylin            2,213,373            8,918
   Scali             2,213,809            8,482

With respect to the election of directors, there were no abstentions or non-votes.

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Gregory K. Cleveland, Denise Forte-Pathroff, M.D., John A. Hipp, M.D., Richard M. Johnsen Jr., Tracy Scott and Jerry R. Woodcox.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for 2003. Holders of 2,217,776 shares voted for, holders of 2,315 shares voted against and holders of 2,200 shares abstained from voting on the proposal. There were no non-votes with respect to the proposal.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31 - Certifications Under Section 302 of the Sarbanes-Oxley Act of 2002

(b)  Exhibit 32 - Certification  Under Section 906 of the  Sarbanes-Oxley Act of
     2002

(c)  Reports on Form 8-K

     On April 23, 2003, we filed a Form 8-K, furnishing under Item 7, our earnings press release for the quarter ended March 31, 2003.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BNCCORP, Inc.


 Date: August 6, 2003                   By /s/ Gregory K. Cleveland
                                           -------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

                                        By /s/ Brenda L. Rebel
                                           -------------------------------------
                                           Brenda L. Rebel
                                           Treasurer and Chief Financial Officer