Form 10-Q
period 2003-09-30
BNCCORP INC
filed 2003-11-04
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                     ------

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                     OF 1934

                    For the quarter ended September 30, 2003

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


                              322 East Main Avenue
                          Bismarck, North Dakota 58501
                     (Address of principal executive office)
                                 (701) 250-3040
                         (Registrant's telephone number)

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

     The number of shares of the registrant's outstanding common stock on November 1, 2003 was 2,722,495.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                               September 30,      December 31,
                  ASSETS                            2003              2002
                                              ----------------  ----------------
                                               (unaudited)

CASH AND DUE FROM BANKS.....................     $    12,588      $    16,978
INTEREST-BEARING DEPOSITS WITH BANKS........              34              159
                                              ----------------  ----------------
     Cash and cash equivalents..............          12,622           17,137
INVESTMENT SECURITIES AVAILABLE FOR SALE....         246,268          208,072
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN
     BANK STOCK.............................           7,551            7,071
LOANS AND LEASES, net.......................         279,391          335,794
ALLOWANCE FOR CREDIT LOSSES.................          (4,827)          (5,006)
                                              ----------------  ----------------
     Net loans and leases...................         274,564          330,788
PREMISES AND EQUIPMENT, net.................          15,886           11,100
INTEREST RECEIVABLE.........................           2,634            2,856
OTHER ASSETS................................          13,399            4,119
GOODWILL....................................          14,526           12,210
OTHER INTANGIBLE ASSETS, net................           8,077            8,875
                                                 $   595,527      $   602,228
                                              =================  ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
     Noninterest-bearing...................      $    41,019      $    44,362
     Interest-bearing -
         Savings, interest checking and
          money market.....................          191,870          187,531
         Time deposits $100,000 and over...           53,173           64,905
         Other time deposits...............           90,363          101,447
                                              ----------------  ----------------
     Total deposits........................          376,425          398,245
SHORT-TERM BORROWINGS......................           21,948           28,120
FEDERAL HOME LOAN BANK ADVANCES............          117,200           97,200
LONG-TERM BORROWINGS.......................            8,655            8,561
GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S SUBORDINATED DEBENTURES.....           22,148               --
OTHER LIABILITIES..........................            9,442           10,053
                                              ----------------  ----------------
              Total liabilities............          555,818          542,179
GUARANTEED PREFERRED BENEFICIAL INTERESTS
  IN COMPANY'S SUBORDINATED DEBENTURES.....               --           22,326

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
       2,000,000 shares authorized;
       150 shares issued and outstanding...               --               --
     Capital surplus - preferred stock.....            1,500            1,500
     Common stock, $.01 par value -
       10,000,000 shares authorized;
       2,709,995 and 2,700,929 shares
       issued and outstanding (excluding
       42,880 shares held in treasury).....               28               27
     Capital surplus - common stock........           16,684           16,614
     Retained earnings.....................           20,412           17,395
     Treasury stock (42,880 shares)........             (513)            (513)
       Accumulated other comprehensive
         income, net of income taxes.......            1,598            2,700
                                              ----------------  ----------------
              Total stockholders' equity...           39,709           37,723
                                              ----------------  ----------------
                                                 $   595,527      $   602,228
                                              =================  ===============
                     See accompanying notes to consolidated
                             financial statements.


                                               BNCCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                            (In thousands, except per share data)

                                                                   For the Three Months           For the Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                               -----------------------------  ----------------------------
                                                                   2003            2002          2003            2002
                                                               -------------   -------------  ------------   -------------
  INTEREST INCOME:                                                     (unaudited)                    (unaudited)
  Interest and fees on loans..................................     $  4,536        $  5,433      $ 14,958        $ 15,206
  Interest and dividends on
   investment securities -
     Taxable..................................................        1,723           2,668         5,174           7,707
     Tax-exempt...............................................          400             250         1,135             689
     Dividends................................................           66              54           190             164
  Other.......................................................            9              26            10              71
                                                               -------------   -------------  ------------   -------------
              Total interest income...........................        6,734           8,431        21,467          23,837
                                                               -------------   -------------  ------------   -------------
INTEREST EXPENSE:
  Deposits....................................................        1,741           2,599         5,770           7,927
  Short-term borrowings.......................................           84              23           305              75
  Federal Home Loan Bank advances.............................        1,345           1,616         3,953           4,793
  Long-term borrowings........................................           97             109           292             201
  Interest on subordinated debentures.........................          430              --           430              --
                                                               -------------   -------------  ------------   -------------
              Total interest expense..........................        3,697           4,347        10,750          12,996
                                                               -------------   -------------  ------------   -------------
              Net interest income.............................        3,037           4,084        10,717          10,841
PROVISION FOR CREDIT LOSSES...................................          300             400         1,475             802
                                                               -------------   -------------  ------------   -------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.........        2,737           3,684         9,242          10,039
                                                               -------------   -------------  ------------   -------------
NONINTEREST INCOME:
  Insurance commissions.......................................        3,498           3,044        10,983           5,928
  Fees on loans...............................................          698             521         1,641           1,532
  Net gain on sales of securities.............................          448             819           869           1,615
  Service charges.............................................          239             203           667             543
  Brokerage income............................................          141             239           291             963
  Trust and financial services................................           95             172           912             603
  Rental income...............................................           68              23           145              67
  Other.......................................................          215             102           524             336
                                                               -------------   -------------  ------------   -------------
              Total noninterest income........................        5,402           5,123        16,032          11,587
                                                               -------------   -------------  ------------   -------------
NONINTEREST EXPENSE:
  Salaries and employee benefits..............................        4,113           4,085        12,075          10,741
  Occupancy...................................................          564             558         1,750           1,601
  Depreciation and amortization...............................          369             339         1,085             973
  Professional services.......................................          288             329           857           1,105
  Office supplies, telephone and postage......................          284             283           893             828
  Amortization of intangible assets...........................          265             265           797             615
  Marketing and promotion.....................................          227             183           522             554
  FDIC and other assessments..................................           50              52           152             161
  Interest on subordinated debentures.........................           --             464           870           1,376
  Other.......................................................          674             797         1,858           1,962
                                                               -------------   -------------  ------------   -------------
              Total noninterest expense.......................        6,834           7,355        20,859          19,916
                                                               -------------   -------------  ------------   -------------
Income before income taxes....................................        1,305           1,452         4,415           1,710
Income tax provision..........................................          389             430         1,308             494
                                                               -------------   -------------  ------------   -------------
Income from continuing operations.............................          916           1,022         3,107           1,216



                                            BNCCORP, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations, continued
                                        (In thousands, except per share data)

                                                   For the Three Months            For the Nine Months
                                                    Ended September 30,            Ended September 30,
                                                ----------------------------   -----------------------------
                                                   2003            2002            2003            2002
                                                ------------    ------------   -------------   -------------
                                                       (unaudited)                      (unaudited)
Discontinued Operations:
Income (loss) from operations of
   discontinued Fargo branch,
    net of income taxes........................        --            (69)             --              29
                                                ------------    ------------   -------------   -------------
NET INCOME ....................................  $    916        $   953        $  3,107        $  1,245
                                                ============    ============   =============   =============


Dividends on preferred stock...................  $    (30)       $   (30)       $    (90)       $    (49)
                                                ------------    ------------   -------------   -------------
Income available to common stockholders........  $    886        $   923        $  3,017        $  1,196
                                                ============    ============   =============   =============


BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations..............  $   0.33        $  0.37        $   1.12        $   0.45
Income (loss) from discontinued
  Fargo branch, net of income taxes............        --          (0.03)             --            0.01
                                                ------------    ------------   -------------   -------------
Basic earnings per common share................  $   0.33        $  0.34        $   1.12        $   0.46
                                                ============    ============   =============   =============


DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations..............  $   0.32        $  0.37        $   1.10        $   0.45
Income (loss) from discontinued
  Fargo branch, net of income taxes............        --          (0.03)             --            0.01
                                                ------------    ------------   -------------   -------------
Diluted earnings per common share..............  $   0.32        $  0.34        $   1.10        $   0.46
                                                ============    ============   =============   =============

           See accompanying notes to consolidated financial statements.



                                           BNCCORP, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Comprehensive Income
                                                  (In thousands)

                                                               For the Three Months               For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                           ------------------------------    ------------------------------
                                                               2003             2002             2003             2002
                                                           -------------    -------------    -------------    -------------
                                                                    (unaudited)                        (unaudited)
NET INCOME............................................       $   916          $   953          $ 3,107          $ 1,245
OTHER COMPREHENSIVE INCOME (LOSS) -
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during the period, net of income taxes.......          (727)             737             (563)           1,946
      Less:  reclassification adjustment for
         securities gains included in net income, net
         of income taxes..............................          (278)            (541)            (539)          (1,078)
                                                           -------------    -------------    -------------    -------------
OTHER COMPREHENSIVE INCOME (LOSS).....................        (1,005)             196           (1,102)             868
                                                           -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME (LOSS)...........................       $   (89)         $ 1,149          $ 2,005          $ 2,113
                                                           =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.



                                                BNCCORP, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Stockholders' Equity
                                               (In thousands, except share data)
                                           For the Nine Months Ended September 30, 2003

                                               Capital                       Capital                         Accumulated
                            Preferred Stock    Surplus     Common Stock      Surplus                            Other
                            ----------------  Preferred  ------------------  Common    Retained   Treasury  Comprehensive
                             Shares   Amount    Stock     Shares    Amount   Stock     Earnings    Stock       Income       Total
                           --------- -------  ---------  --------- --------  -------   --------   --------  -------------   -------
Balance, December 31,         150    $  --    $ 1,500    2,743,809  $  27    $16,614   $ 17,395   $  (513)   $   2,700      $37,723
 2002.....................
  Net income (unaudited)..     --       --         --           --     --         --      3,107        --           --        3,107
  Other comprehensive
    income -
   Change in unrealized
     holding gains on
     securities
     available for
     sale, net of
     income taxes and
     reclassification
     adjustment
     (unaudited)..........     --       --         --           --     --         --         --        --        (1,102)     (1,102)
  Preferred stock
     dividends
     (unaudited)..........     --       --         --           --     --         --        (90)       --            --         (90)
  Other (unaudited) ......     --       --         --        9,066      1         70         --        --            --          71
                           --------- -------  ---------  --------- --------  -------   --------   --------  -------------   -------

Balance, September 30,
   2003 (unaudited).......    150    $  --     $ 1,500   2,752,875  $  28    $16,684   $ 20,412   $  (513)   $    1,598     $39,709
                           --------- -------  ---------  --------- --------  -------   --------   --------  -------------   -------


                                                    For the Nine Months Ended September 30, 2002

                                              Capital                       Capital                         Accumulated
                            Preferred Stock   Surplus     Common Stock      Surplus                            Other
                           ----------------  Preferred  ------------------  Common    Retained   Treasury  Comprehensive
                            Shares   Amount    Stock     Shares    Amount   Stock     Earnings    Stock       Income       Total
                           -------- -------  ---------  --------- --------  -------   --------   --------  -------------  --------
Balance, December 31,
 2001.....................     --    $  --     $    --  2,442,050  $  24    $14,084   $ 15,435   $  (513)   $  1,649      $ 30,679
  Net income (unaudited)       --       --          --         --     --         --      1,245        --          --         1,245
  Other comprehensive
     income -
    Change in
       unrealized
       holding gains on
       securities
       available for
       sale, net of
       income taxes and
       reclassification
       adjustment
       (unaudited)........     --       --          --         --     --         --         --        --         868           868
  Issuance of preferred
     stock (unaudited)....    150       --       1,500         --     --         --         --        --          --         1,500
  Preferred stock
     dividends
     (unaudited)..........     --       --          --         --     --         --        (49)       --          --           (49)
  Issuance of common
     stock (unaudited)....     --       --          --    297,759      3      2,497         --        --          --         2,500
  Other (unaudited).......     --       --          --      1,000     --         13         --        --          --            13
                           -------- -------  ---------  --------- --------  -------   --------   --------  -------------  --------
Balance, September 30,
2002(unaudited)...........    150    $  --     $ 1,500  2,740,809  $  27    $16,594   $ 16,631   $  (513)   $  2,517      $ 36,756
                           ======== =======  =========  ========= ========  =======   ========   ========  =============  ========

          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)
                                                                            2003              2002
                                                                        --------------    --------------
OPERATING ACTIVITIES:                                                    (unaudited)        (unaudited)
   Net income.......................................................        $   3,107        $   1,245
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities -
       Provision for credit losses..................................            1,475              802
       Depreciation and amortization................................            1,085            1,142
       Amortization of intangible assets............................              797              615
       Net premium amortization on investment securities............            3,372            1,850
       Proceeds from loans recovered................................               71               45
       Write down of other real estate owned and repossessed assets.                5               75
       Change in interest receivable and other assets, net..........          (11,396)             669
       Gain on sale of bank premises and equipment..................               (1)               9
       Net realized gains on sales of investment securities.........             (869)          (1,615)
       Deferred income taxes........................................              533            1,670
       Change in dividend distribution payable......................             (243)            (236)
       Change in other liabilities, net.............................             (480)          (1,937)
       Originations of loans to be sold.............................          (63,122)         (69,188)
       Proceeds from sale of loans..................................           63,122           69,188
                                                                        --------------    --------------
             Net cash provided by (used in) operating activities....           (2,544)           4,334
                                                                        --------------    --------------
INVESTING ACTIVITIES:
   Purchases of investment securities...............................         (158,271)        (109,470)
   Proceeds from sales of investment securities.....................           71,542           70,313
   Proceeds from maturities of investment securities................           43,802           35,681
   Net (increase) decrease in loans.................................           54,677          (16,025)
   Additions to premises and equipment..............................           (5,977)          (2,579)
   Proceeds from sale of premises and equipment.....................              107               --
   Cash paid for acquisition, net...................................               --          (13,964)
   Sale of branch, net..............................................               --           (4,365)
                                                                        --------------    --------------
             Net cash provided by (used in) investing activities....            5,880          (40,409)
                                                                        --------------    --------------
  FINANCING ACTIVITIES:
   Net increase in demand, savings, interest checking and money
       market accounts..............................................              996           44,600
   Net decrease in time deposits....................................          (22,816)         (23,009)
   Net increase (decrease) in short-term borrowings.................           (6,172)          14,630
   Repayments of Federal Home Loan Bank advances....................         (117,300)         (20,000)
   Proceeds from Federal Home Loan Bank advances....................          137,300               --
   Repayments of long-term borrowings...............................              (47)              --
   Proceeds from long-term borrowings...............................              141            8,560
   Proceeds from issuance of stock..................................               --            1,500
   Payment of preferred stock dividends.............................              (90)             (49)
   Amortization of discount on subordinated debentures..............               65               65
   Other, net.......................................................               72               14
                                                                        --------------    --------------
             Net cash provided by (used in) financing activities....           (7,851)          26,311
                                                                        --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................           (4,515)          (9,764)
CASH AND CASH EQUIVALENTS, beginning of period......................           17,137           23,972
                                                                        --------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................        $  12,622        $  14,208
                                                                        ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid....................................................        $  12,442        $  15,673
                                                                        ==============    ==============
   Income taxes paid................................................        $     814        $     137
                                                                        ==============    ==============


          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2003


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

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively, the "Company") conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The consolidated financial statements included herein are for BNCCORP, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2003.

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

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended September 30:

                                                      Net                                   Per-Share
                                                    Income               Shares               Amount
                                                ----------------     ----------------     ---------------
                             2003
Basic earnings per common share:
Income from continuing operations.............      $  916,000
Less: Preferred stock dividends...............         (30,000)
                                                ----------------
Income from continuing operations
  available to common  stockholders...........      $  886,000          2,706,323             $   0.33
                                                ================                          ===============
Effect of dilutive shares -
   Options....................................                             59,795
                                                                     ----------------
Diluted earnings per common share:
Income from continuing operations.............      $  916,000
Less: Preferred stock dividends...............         (30,000)
                                                ----------------
Income from continuing operations
  available to common stockholders............      $  886,000          2,766,118             $   0.32
                                                ================                          ===============

                            2002
Basic earnings per common share:
Income from continuing operations.............      $1,022,000
Less: Preferred stock dividends...............         (30,000)
                                                ----------------
Income from continuing operations
  available to common stockholders............         992,000          2,697,929             $  0.37

Loss from discontinued Fargo branch,
  net of income taxes.........................         (69,000)         2,697,929               (0.03)
                                                ----------------                          ---------------
Income available to common stockholders.......      $  923,000          2,697,929             $  0.34
                                                ================                          ===============
Effect of dilutive shares -
   Options....................................                              7,780
                                                                     ----------------
Diluted earnings per common share:
Income from continuing operations.............      $1,022,000
Less: Preferred stock dividends...............         (30,000)
                                                ----------------
Income from continuing operations
  available to common  stockholders...........         992,000          2,705,709             $  0.37

Loss from discontinued Fargo branch,
  net of income taxes.........................         (69,000)         2,705,709               (0.03)
                                                ----------------                          ---------------
Income available to common stockholders.......      $  923,000          2,705,709             $  0.34
                                                ================                          ===============

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine-month periods ended September 30:

                                                      Net                                   Per-Share
                                                    Income               Shares               Amount
                                                ----------------     ----------------     ---------------
                             2003
Basic earnings per common share:
Income from continuing operations.............      $3,107,000
Less: Preferred stock dividends...............         (90,000)
                                                ----------------
Income from continuing operations
  available to common stockholders............      $3,017,000          2,703,577             $  1.12
                                                ================                          ===============
Effect of dilutive shares -
   Options....................................                             48,272
                                                                     ----------------
Diluted earnings per common share:
Income from continuing operations.............      $3,107,000
Less: Preferred stock dividends...............         (90,000)
                                                ----------------
Income from continuing operations
  available to common stockholders............      $3,017,000          2,751,849             $  1.10
                                                ================                          ===============

                            2002
Basic earnings per common share:
Income from continuing operations.............      $1,216,000
Less: Preferred stock dividends...............         (49,000)
                                                ----------------
Income from continuing operations
  available to common stockholders............       1,167,000          2,581,865             $  0.45
Income from discontinued Fargo branch,
  net of income taxes.........................          29,000          2,581,865                0.01
                                                ----------------                          ---------------
Income available to common stockholders.......      $1,196,000          2,581,865             $  0.46
                                                ================                          ===============
Effect of dilutive shares -
   Options....................................                             19,441
                                                                     ----------------
Diluted earnings per common share:
Income from continuing operations.............      $1,216,000
Less: Preferred stock dividends...............         (49,000)
                                                ----------------
Income from continuing operations
  available to common stockholders............       1,167,000          2,601,306             $  0.45

Income from discontinued Fargo branch,
  net of income taxes.........................          29,000          2,601,306                0.01
                                                ----------------                          ---------------
Income available to common stockholders.......      $1,196,000          2,601,306             $  0.46
                                                ================                          ===============

The following number of options, with exercise prices ranging from $7.25 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the respective period:

                                             2003                 2002
                                        ----------------     ---------------
    Quarter ended March 31.............      77,185              97,508
    Quarter ended June 30..............      63,500              96,145
    Quarter ended September 30.........      62,027             103,498


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

Brokerage, trust and financial services operations provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

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

The following tables present, for segments as currently defined, segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended September 30 (in thousands):

                                                   2003                                             2003
                            --------------------------------------------------  -------------------------------------------------
                                                  Brokerage/
                                                   Trust/                       Reportable           Intersegment  Consolidated
                              Banking  Insurance  Financial  Other(a)  Totals   Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- -------- --------  ---------- --------  ------------  --------------
Net interest income.........$  3,539   $    13    $    --    $  (528) $  3,024  $  3,552    $(528)     $    13       $  3,037
Other revenue-external
  customers.................   2,047     3,532        236         21     5,836     5,815       21         (434)         5,402
Other revenue-from other
  segments..................      32        --         27        174       233        59      174         (233)            --
Depreciation and
  amortization..............     413       215          3          3       634       631        3           --            634
Equity in the net
  income of investees.......     332        --         --      1,226     1,558       332    1,226       (1,558)            --
Other significant
 noncash items:
  Provision for credit
   losses...................     300        --         --         --       300       300       --           --            300
Segment profit (loss) from
   continuing operations....   1,218       732        (37)      (608)    1,305     1,913     (608)          --          1,305
Income tax provision
   (benefit)................     334       387        (34)      (298)      389       687     (298)          --            389
Segment profit (loss).......     884       345         (3)      (310)      916     1,226     (310)          --            916
Segment assets.............. 593,784    28,373      1,265     70,006   693,428   623,422   70,006      (97,901)       595,527



                                                   2002                                                2002
                            --------------------------------------------------  -------------------------------------------------
                                                  Brokerage/
                                                   Trust/                       Reportable           Intersegment  Consolidated
                              Banking  Insurance  Financial  Other(a)  Totals   Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- -------- --------  ---------- --------  ------------  --------------
Net interest income.........$  4,160   $    13    $   --     $  (566) $  3,607  $  4,173   $ (566)    $    478       $  4,085
Other revenue-external
  customers.................   1,845     3,075        474         25     5,419     5,394       25         (296)         5,123
Other revenue-from other
  segments..................      24        --         27        180       231        51      180         (231)            --
Depreciation and
  amortization..............     380       214          7          4       605       601        4           --            605
Equity in the net income
  of investees..............     311        --         --      1,434     1,745       311    1,434       (1,745)            --
Other significant
 noncash items:
  Provision for credit
   losses...................     400        --         --         --       400       400       --           --            400
Segment profit (loss) from
   continuing operations....   1,737       645       (273)      (657)    1,452     2,109     (657)          --          1,452
Income tax provision
  (benefit).................     489       188        (71)      (176)      430       606     (176)          --            430
Loss from discontinued
  Fargo branch, net of
  income taxes..............     (69)       --         --         --       (69)      (69)      --           --           (69)
Segment profit (loss).......   1,179       457       (202)      (481)      953     1,434     (481)          --           953
Segment assets.............. 587,475    28,186      1,911     66,444   684,016   617,572   66,444      (92,272)      591,744

-------------

(a) The financial information in the "Other" column is for the bank holding company.


The following tables present, for segments as currently defined, segment profit or loss, assets and a reconciliation of segment information as of, and for the nine months ended September 30 (in thousands):

                                                    2003                                               2003
                            --------------------------------------------------  -------------------------------------------------
                                                  Brokerage/
                                                   Trust/                       Reportable           Intersegment  Consolidated
                              Banking  Insurance  Financial  Other(a)  Totals   Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- -------- --------  ---------- --------  ------------  --------------
Net interest income.........$ 11,346   $    57    $    --    $(1,595) $  9,808  $ 11,403   $ (1,595)  $    909     $  10,717
Other revenue-external
  customers.................   4,844    11,086      1,213        101    17,244    17,143        101     (1,212)       16,032
Other revenue-from other
  segments..................      99        --         49        493       641       148        493       (641)           --
Depreciation and
  amortization..............   1,216       645          9         12     1,882     1,870         12         --         1,882
Equity in the net income
  of investees..............   1,807        --         --      4,188     5,995     1,807      4,188     (5,995)           --
Other significant
  noncash items:
  Provision for credit
   losses...................   1,475        --         --         --     1,475     1,475         --         --         1,475
Segment profit (loss) from
   continuing operations....   2,761     3,031        436     (1,813)    4,415     6,228     (1,813)        --         4,415
Income tax provision
  (benefit).................     754     1,177        109       (732)    1,308     2,040       (732)        --         1,308
Segment profit (loss).......   2,007     1,854        327     (1,081)    3,107     4,188     (1,081)        --         3,107
Segment assets.............. 593,784    28,373      1,265     70,006   693,428   623,422     70,006    (97,901)      595,527

                                                    2002                                                  2002
                            --------------------------------------------------  -------------------------------------------------
                                                  Brokerage/
                                                   Trust/                       Reportable           Intersegment  Consolidated
                              Banking  Insurance  Financial  Other(a)  Totals   Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- -------- --------  ---------- --------  ------------  --------------
Net interest income.........$ 10,948   $    23    $    --    $(1,548) $  9,423  $ 10,971   $ (1,548)  $  1,418     $  10,841
Other revenue-external
  customers.................   4,786     6,003      1,629         94    12,512    12,418         94       (925)       11,587
Other revenue-from other
  segments..................      80        --         43        492       615       123        492       (615)           --
Depreciation and
  amortization..............   1,128       418         29         13     1,588     1,575         13         --         1,588
Equity in the net income
  of investees..............     233        --         --      2,410     2,643       233      2,410     (2,643)           --
Other significant
 noncash items:
  Provision for credit
   losses...................     802        --         --         --       802       802         --         --           802
Segment profit (loss) from
   continuing operations....   3,214       832       (539)    (1,797)    1,710     3,507     (1,797)        --         1,710
Income tax provision
   (benefit)................   1,053       266       (192)      (633)      494     1,127       (633)        --           494
Income from discontinued
   Fargo branch, net of
   income taxes.............      29        --         --         --        29        29         --         --            29
Segment profit (loss).......   2,190       566       (347)    (1,164)    1,245     2,409     (1,164)        --         1,245
Segment assets.............. 587,475    28,186      1,911     66,444   684,016   617,572     66,444    (92,272)       591,744

-------------

(a) The financial information in the "Other" column is for the bank holding company.



The following tables present, for segments as defined in 2002, segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended September 30 (in thousands):

                                                2003                                          2003
                            -----------------------------------------    -------------------------------------------------
                                                                         Reportable           Intersegment  Consolidated
                             Banking   Insurance   Other(a)  Totals      Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- --------    ---------- --------  ------------  --------------
Net interest income.........$  3,539   $    13     $  (528)  $  3,024     $ 3,552   $  (528)   $      13      $   3,037
Other revenue-external
  customers.................   2,142     3,532         162      5,836       5,674       162         (434)         5,402
Other revenue-from other
  segments..................      59        --         174        233          59       174         (233)            --
Depreciation and
  amortization..............     416       215           3        634         631         3           --            634
Equity in the net income
  of investees..............     332        --       1,226      1,558         332     1,226       (1,558)            --
Other significant
  noncash items:
   Provision for credit
    losses..................     300        --          --        300         300        --           --            300
Segment profit (loss) from
  continuing operations.....   1,202       732        (629)     1,305       1,934      (629)          --          1,305
Income tax provision
  (benefit).................     307       387        (305)       389         694      (305)          --            389
Segment profit (loss).......     895       345        (324)       916       1,240      (324)          --            916
Segment assets.............. 594,395    28,373      70,660    693,428     622,768    70,660      (97,901)       595,527

                                               2002                                             2002
                            -----------------------------------------    -------------------------------------------------
                                                                         Reportable           Intersegment  Consolidated
                             Banking   Insurance   Other(a)  Totals      Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- --------    ---------- --------  ------------  --------------
Net interest income.........$  4,160   $     13    $   (566) $  3,607    $  4,173   $  (566)    $    478      $   4,085
Other revenue-external
  customers.................   2,000      3,075         344     5,419       5,075       344         (296)         5,123
Other revenue-from
  other segments............      51         --         180       231          51       180         (231)            --
Depreciation and
  amortization..............     383        214           8       605         597         8           --            605
Equity in the net income
  of investees..............     311         --       1,434     1,745         311     1,434       (1,745)            --
Other significant
  noncash items:
  Provision for credit
   losses...................     400         --          --       400         400        --           --            400
Segment profit (loss) from
   continuing operations....   1,738        645        (931)    1,452       2,383      (931)          --          1,452
Income tax provision
   (benefit)................     460        188        (218)      430         648      (218)          --            430
Loss from discontinued
   Fargo branch, net
   of income taxes..........     (69)        --          --       (69)        (69)       --           --            (69)
Segment profit (loss).......   1,209        457        (713)      953       1,666      (713)          --            953
Segment assets.............. 588,150     28,186      67,680   684,016     616,336    67,680      (92,272)       591,744

-------------

(a) The financial information in the "Other" column is for the bank holding company and the brokerage segment.



The following tables present, for segments as defined in 2002, segment profit or loss, assets and a reconciliation of segment information as of, and for the nine months ended September 30 (in thousands):

                                              2003                                             2003
                            -----------------------------------------    -------------------------------------------------
                                                                         Reportable           Intersegment  Consolidated
                              Banking   Insurance   Other(a)  Totals      Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- --------    ---------- --------  ------------  --------------

Net interest income.........$ 11,346     $   57   $  (1,595) $  9,808    $ 11,403   $(1,595)   $    909     $    10,717
Other revenue-external
  customers.................   5,718     11,086         440    17,244      16,804       440       (1,212)        16,032
Other revenue-from other
  segments..................     148         --         493       641         148       493         (641)            --
Depreciation and
  amortization..............   1,223        645          14     1,882       1,868        14           --          1,882
Equity in the net income
  of investees..............   1,807         --       4,188     5,995       1,807     4,188       (5,995)            --
Other significant
  noncash items:
   Provision for credit
    losses..................   1,475         --          --     1,475       1,475        --           --          1,475
Segment profit (loss) from
   continuing operations....   3,276      3,031      (1,892)    4,415       6,307    (1,892)          --          4,415
Income tax provision
   (benefit)................     894      1,177        (763)    1,308       2,071      (763)          --          1,308
Segment profit (loss).......   2,382      1,854      (1,129)    3,107       4,236    (1,129)          --          3,107
Segment assets.............. 594,395     28,373      70,660   693,428     622,768    70,660      (97,901)       595,527

                                              2002                                             2002
                            -----------------------------------------    -------------------------------------------------
                                                                         Reportable           Intersegment  Consolidated
                              Banking   Insurance   Other(a)  Totals      Segments   Other(a)  Elimination       Total
                            ---------- ---------- ---------- --------    ---------- --------  ------------  --------------
Net interest income.........$ 10,948   $     23   $  (1,548) $  9,423    $ 10,971   $(1,548)   $   1,418     $   10,841
Other revenue-external
  customers.................   5,269      6,003       1,240    12,512      11,272     1,240         (925)        11,587
Other revenue-from other
  segments..................     123         --         492       615         123       492         (615)            --
Depreciation and
  amortization..............   1,145        418          25     1,588       1,563        25           --          1,588
Equity in the net income
  of investees..............     233         --       2,410     2,643         233     2,410       (2,643)            --
Other significant
  noncash items:
   Provision for credit
    losses..................     802         --          --       802         802        --           --            802
Segment profit (loss) from
   continuing operations....   3,191        832      (2,313)    1,710       4,023    (2,313)          --          1,710
Income tax provision
   (benefit)................   1,046        266        (818)      494       1,312      (818)          --            494
Income from discontinued
   Fargo branch, net
   of income taxes..........      29         --          --        29          29        --           --             29
Segment profit (loss).......   2,174        566      (1,495)    1,245       2,740    (1,495)          --          1,245
Segment assets.............. 588,150     28,186      67,680   684,016     616,336    67,680      (92,272)        591,744

-------------

(a) The financial information in the "Other" column is for the bank holding company and the brokerage segment.

NOTE 6 - Stock-Based Compensation

At September 30, 2003, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.


The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation (dollars in thousands):

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                         -----------------------------    -----------------------------
                                                              2003            2002            2003             2002
                                                         -------------   -------------    --------------   ------------
 Net income, as reported..............................       $  916          $  953          $3,107          $1,245
 Add: total stock-based employee compensation expense
      included in reported net income, net of related
      tax effects.....................................            2               2               5               5
 Deduct: total stock-based employee compensation
      expense determined under fair value method for
      all awards, net of related tax effects..........          (22)            (10)            (46)            (30)
                                                         -------------   -------------    -------------    ------------
 Pro forma net income................................        $  896          $  945          $3,066          $1,220
                                                         =============   =============    =============    ============

 Earnings per share:
      Basic - as reported............................        $ 0.33          $ 0.34          $ 1.12          $ 0.46
      Basic - pro forma..............................        $ 0.30          $ 0.32          $ 1.04          $ 0.43
      Diluted - as reported..........................        $ 0.32          $ 0.34          $ 1.10          $ 0.46
      Diluted - pro forma............................        $ 0.30          $ 0.32          $ 1.02          $ 0.43

NOTE 7 - Derivative Activities

During May and June 2001, the Company purchased interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities and $20.0 million of 5.50 percent contracts having five-year original maturities. The total amount paid for the contracts was $1.2 million. The contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of approximately $60,000. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended September 30, 2003 and 2002, the impact of marking the contracts to market, reflected as additional interest income (expense) on Federal Home Loan Bank ("FHLB") advances, was an adjustment to net interest income of approximately $20,000 and ($253,000), respectively. During the nine months ended September 30, 2003 and 2002, the impact of marking the contracts to market was a reduction to net interest income of approximately ($76,000) and ($721,000), respectively.

NOTE 8 - Guarantees

As of September 30, 2003, the Company had entered into the following guarantee arrangements:

Contingent Consideration in Business Combination. Pursuant to the terms of the agreement related to the acquisition of Milne Scali & Company ("Milne Scali") in April 2002, additional consideration of up to $6.2 million may be payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), there is no current carrying amount associated with this guarantee. Additionally, there are no recourse provisions associated with this guarantee that would enable the Company to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee that the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. BNCCORP, concurrent with the issuance of preferred securities in July 2000 by BNC Capital Trust I and in July 2001 by BNC Statutory Trust II, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities. There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees that BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

Performance Standby Letters of Credit. As of September 30, 2003, the Bank had outstanding $787,000 of performance standby letters of credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. Effective January 1, 2003, such guarantees are required to be recognized as liabilities at their fair values as they are modified or entered into, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

Financial Standby Letters of Credit. As of September 30, 2003, the Bank had outstanding $5.5 million of financial standby letters of credit. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money borrowed by or advanced to or for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the financial standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. Effective January 1, 2003, such guarantees are required to be recognized as liabilities at their fair value as they are modified or entered into, in accordance with FIN 45.

NOTE 9 - Recently Adopted Accounting Standards

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Finally, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company) with any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for classification as an extraordinary item being reclassified. The provisions of SFAS 145 related to FASB Statement No. 13 that relate to modifications of a capital lease that make it an operating lease became effective for transactions occurring after May 15, 2002. The Company adopted this standard as indicated above; however, adoption did not have a material impact.

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

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9 ("FIN 9")" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and FIN 9 and requires that those transactions be accounted for in accordance with SFAS 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"). Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Entities with previously recognized unidentifiable intangible assets that are still amortizing them in accordance with SFAS 72 must, effective the latter of the date of the acquisition or the full adoption of SFAS 142, reclassify those intangible assets to goodwill and terminate amortization on them. The Company adopted SFAS 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In November 2002, the FASB issued FIN 45, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of FIN 45 and has applied the recognition and measurement provisions for guarantees entered into or modified after December 31, 2002. Between January 1, 2003 and September 30, 2003, the Bank originated performance and financial standby letters of credit totaling $102.5 million. Of that amount, $74.8 million was participated to other financial institutions. The current balance of performance and financial standby letters of credit outstanding on September 30, 2003 was $38.4 million, $32.1 million of which was participated to other financial institutions and $6.3 million for which the Bank remained obligated to the beneficiaries of the letters of credit. The currently outstanding guarantees are recognized as liabilities on the Bank's balance sheet at their current estimated combined fair value of approximately $71,000.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation; Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide new guidance concerning transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS 148, SFAS 123 now also requires additional information to be disclosed regarding such cost in annual financial statements and in condensed interim statements of public companies. In general, the new transition requirements are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application was permitted if statements for a fiscal year ending prior to December 15, 2002 had not yet been issued as of December 2002. Interim disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002. The Company accounts for stock-based compensation using the intrinsic method under APB 25 while providing the disclosures provided for in SFAS 123. The Company adopted the annual disclosure requirements for SFAS 148 for purposes of its December 31, 2002 consolidated financial statements and has adopted the interim disclosure requirements of SFAS 148 for purposes of these consolidated financial statements. Interim disclosures related to stock-based compensation are presented in Note 6 to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has, and will continue to, adopt the various provisions of FIN 46 as indicated above but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements. The Company previously reported that it would adopt FIN 46 for variable interests acquired before February 1, 2003 on July 1, 2003; however, the FASB staff has delayed the implementation date for these provisions until the fourth quarter of 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 On July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

NOTE 10 - Adoption of SFAS 150; Inclusion of Non-GAAP Financial Measures

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company adopted SFAS 150 on July 1, 2003. Adoption of the standard requires classification of the Company's subordinated debentures (commonly referred to as "trust preferred securities") as liabilities versus the previous classification between liabilities and equity. Additionally, the standard requires that the interest expense associated with the securities be included in interest expense and, hence, included in the computation of net interest income and net interest margin.

Included under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002 - Net Interest Income," and - "Noninterest Expense" are comparative amounts and ratios relating to net interest income, net interest margin, noninterest expense, efficiency ratio and the ratio of noninterest expenses to average assets. These comparative amounts and ratios are "non-GAAP financial measures" within the meaning of the Securities and Exchange Commission's rules and regulations. The Company has presented this comparative information due to the inconsistencies in reporting that result from the July 1, 2003 adoption of SFAS 150 and the fact that SFAS 150 does not allow restatement of prior periods. Effective July 1, 2003, interest expense on the Company's subordinated debentures is required to be classified in interest expense versus its prior classification in noninterest expense. This results in amounts and ratios compliant with generally accepted accounting principles ("GAAP") that are not comparative between the periods presented. In the comparative amounts and ratios presented, the Company has assumed that SFAS 150 had been effective for all periods presented and, therefore, that interest expense associated with the subordinated debentures was included in net interest income in all the periods presented. This results in amounts and ratios that are comparative between periods and assists in identifying the true impact of other factors on net interest income and the comparative ratios. The comparative amounts and ratios are presented immediately following the related GAAP amounts and ratios that result from and reflect the adoption of SFAS 150 on July 1, 2003. A quantitative reconciliation of all included non-GAAP financial measures is presented under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002 - Non-GAAP Financial Measures."

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

  Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Assets. Our total assets decreased $6.7 million, from $602.2 million at December 31, 2002 to $595.5 million at September 30, 2003. The following table presents our assets by category as of September 30, 2003 and December 31, 2002, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                     Change
                                                                                           ----------------------------
                                                 September 30,          December 31,
                 Assets                               2003                  2002                 $               %
-----------------------------------------     -------------------    ------------------    -------------    -----------
Cash and due from banks..................          $  12,588            $   16,978          $ (4,390)        (25.9)%  (a)
Interest-bearing deposits with banks.....                 34                   159              (125)        (78.6)%
Investment securities available for sale.            246,268               208,072            38,196           18.4%  (b)
Federal Reserve Bank and Federal Home
    Loan Bank Stock......................              7,551                 7,071               480            6.8%
Loans and leases, net....................            274,564               330,788           (56,224)        (17.0)%  (c)
Premises and equipment, net..............             15,886                11,100             4,786           43.1%  (d)
Interest receivable......................              2,634                 2,856              (222)         (7.8)%
Other assets.............................             13,399                 4,119             9,280          225.3%  (e)
Goodwill.................................             14,526                12,210             2,316           19.0%  (f)
Other intangible assets, net.............              8,077                 8,875              (798)         (9.0)%
                                              -------------------    ------------------    -------------    -----------
         Total assets....................          $ 595,527            $  602,228          $ (6,701)         (1.1)%
                                              ===================    ==================    =============    ===========
-------------------

(a) Cash and due from banks - The decrease in cash and due from banks is primarily attributable to an account reclassification program that was implemented during 2003 and results in the Bank holding less cash at the Federal Reserve.

(b) Investment securities available for sale - Investment securities available for sale increased as loan volume decreased (see (c) below) and we maintained a somewhat static earning asset portfolio.

(c) Loans and leases, net - Loans decreased between December 31, 2002 and September 30, 2003 partly because loans typically increase at yearend as commercial customers draw down on their lines of credit and then make payments on the lines during the early part of the subsequent year. Additionally, during 2003, loan volume was negatively impacted by planned loan reductions and the completion of some financed commercial real estate projects. The loan reductions were not offset by growth due to lack of strong loan demand during 2003. Due to current economic conditions, it is difficult to predict, with any degree of certainty, loan growth in future periods.

(d) Premises and equipment, net - Premises and equipment increased due to our purchase of the Milne Scali building in Phoenix, Arizona in March 2003 for its appraised value of $3.9 million, the construction of a facility in Scottsdale, Arizona, some initial leasehold improvements related to the planned relocation of our office at 2725 East Camelback Road, Phoenix, Arizona to 2425 East Camelback Road, and some improvements to our office building at 322 East Main Avenue, Bismarck, North Dakota.

(e) Other assets - The increase in other assets is primarily attributable to the purchase of $10 million of bank-owned life insurance during the third quarter of 2003.

(f) Goodwill - Goodwill increased due to the 2003 earnout payment related to the April 2002 acquisition of Milne Scali.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three- and nine-month periods ended September 30, 2003 and 2002 (amounts are in thousands):

                                                                  Three Months                         Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                      ---------------------------------- ----------------------------------
                                                           2003              2002               2003             2002
                                                      ----------------- ---------------- ----------------- ----------------
Balance, beginning of period..........................    $   4,953        $   4,627         $  5,006           $  4,325
Provision for credit losses...........................          300              400            1,475                802
Loans charged off.....................................         (438)            (102)          (1,725)              (233)
Loans recovered.......................................           12               14               71                 45
                                                      ----------------- ---------------- ----------------- ----------------
Balance, end of period................................    $   4,827        $   4,939         $  4,827           $  4,939
                                                      ================= ================ ================= ================
Ending loan portfolio ................................    $ 279,391        $ 317,099
                                                      ================= ================
Allowance for credit losses as a percentage of
         ending loan portfolio........................               1.73%              1.56%

As of September 30, 2003, our allowance for credit losses was 1.73 percent of total loans as compared to 1.49 percent at December 31, 2002 and 1.56 percent at September 30, 2002. Our allowance for credit losses as a percentage of total loans has increased primarily due to reduced loan volume. Net charge-offs as a percentage of average total loans for the three- and nine-month periods ended September 30, 2003 and 2002 were as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                  ------------------------------     -------------------------------
                                                      2003             2002             2003              2002
                                                  -------------    -------------     ------------    ---------------
Ratio of net charge-offs to average total loans..      (0.15)%       (0.03)%             (0.52)%        (0.06)%
Ratio of net charge-offs to average total loans,
   annualized....................................      (0.58)%       (0.11)%             (0.70)%        (0.08)%

Our provision for loan losses for the three-month period ended September 30, 2003 was $300,000 compared to $400,000 for the same period in 2002.

Our provision for loan losses for the nine-month period ended September 30, 2003 was approximately $1.5 million compared to $802,000 for the same period in 2002. This increase is primarily a direct response to continued charge-off activity related to loans to a commercial contractor that the Bank has been in the process of liquidating / collecting over the past four quarters and the continued presence of a $4.7 million nonperforming commercial real estate loan made in the Arizona market.

Loans charged off during the third quarter of 2003 totaled $438,000, representing a $336,000 increase over loans charged off during the third quarter of 2002. The increase was primarily attributable to charge-offs related to one commercial credit. The credit is the above-mentioned loan to a commercial contractor on which we charged off $320,000 of principal during the quarter. See comments regarding this credit relationship in the next paragraph.

Loans charged off during the nine-month period ended September 30, 2003 totaled approximately $1.7 million, representing a $1.5 million increase over loans charged off during the same period in 2002. The increase was primarily attributable to loans to the above-mentioned commercial contractor. During the nine-month period ended September 30, 2003, $1.3 million was charged off on this credit relationship. The Bank continues the liquidation process with this credit, which has now been fully charged off. Due to the further liquidation efforts, the Bank may recover some previously charged off amounts.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                                         September 30,      December 31,
                                                             2003               2002
                                                       ----------------   ----------------
Nonperforming loans:
   Loans 90 days or more delinquent and still
      accruing interest................................  $     --           $   5,081
   Nonaccrual loans....................................     5,922               2,549
   Restructured loans..................................        --                  --
                                                       ----------------   ----------------
Total nonperforming loans..............................     5,922               7,630
   Other real estate owned and repossessed assets......        --                   8
                                                       ----------------   ----------------
Total nonperforming assets.............................  $  5,922           $   7,638
                                                       ================   ================
Allowance for credit losses............................  $  4,827           $   5,006
                                                       ================   ================
Ratio of total nonperforming assets to total assets ...     0.99%               1.27%
Ratio of total nonperforming loans to total loans......     2.12%               2.27%
Ratio of allowance for credit losses to total
   nonperforming loans.................................       82%                 66%

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

Of the $5.9 million in the nonaccrual category at September 30, 2003, $4.7 million relates to one commercial real estate loan (which was included in the loans 90 days or more delinquent and still accruing interest category at December 31, 2002), and the balance is made up of smaller credits.

Regarding the $4.7 million credit, the Bank was scheduled to take title of the property on April 24, 2003. The Bank and the borrower have contractually agreed to extend the maturity of the loan to November 1, 2003 with the guarantor (an estate) paying all past due interest and putting up a cash reserve to carry the loan to November 1, 2003. The probate court has approved these estate payments and the Bank has received the required payments. The borrower is currently negotiating with a potential buyer for the property and the loan extension may allow adequate time to consummate the sale transaction that would potentially result in payment of the loan in full by the November 1, 2003 extension date. If a sale of the property does not occur by November 1, 2003, the Bank expects to commence proceedings to take title of the property and the guarantors will all remain jointly and severally liable for any deficiency.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at September 30, 2003 or December 31, 2002.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at September 30, 2003 and $8,000 at December 31, 2002.

The ratio of allowance for credit losses to total nonperforming loans was 82 percent at September 30, 2003 compared to 66 percent at December 31, 2002. The increase reflects increased allocation of the allowance to certain nonperforming commercial credits.

Liabilities. Our total liabilities increased approximately $13.6 million, from $542.2 million at December 31, 2002 to $555.8 million at September 30, 2003. The following table presents our liabilities by category as of September 30, 2003 and December 31, 2002 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                    Change
                                                                                        -------------------------------
             Liabilities                     September 30,          December 31,
                                                 2003                   2002                  $                 %
                                          --------------------    ------------------    --------------     ------------
DEPOSITS:
Noninterest-bearing..................              $   41,019            $   44,362         $ (3,343)           (7.5)%  (a)
Interest-bearing -
  Savings, interest checking and
     money market....................                 191,870               187,531             4,339             2.3%  (b)
  Time deposits $100,000 and over....                  53,173                64,905          (11,732)          (18.1)%  (c)
  Other time deposits................                  90,363               101,447          (11,084)          (10.9)%  (c)
Short-term borrowings................                  21,948                28,120           (6,172)          (21.9)%  (d)

Federal Home Loan Bank advances......                 117,200                97,200            20,000            20.6%  (e)
Long-term borrowings.................                   8,655                 8,561                94             1.1%
Subordinated Debentures..............                  22,148                    --            22,148           100.0%  (f)
Other liabilities....................                   9,442                10,053             (611)           (6.1)%
                                          --------------------    ------------------    --------------
         Total liabilities...........              $  555,818            $  542,179          $ 13,639             2.5%
                                          ====================    ==================    ==============
-------------------

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

(b) Savings, interest checking and money market deposits - The increase in savings, interest checking and money market deposits is attributable to deposit growth in our Arizona and North Dakota markets offset by deposit decreases in our Minnesota market. This line item can also reflect daily fluctuations in interest checking and money market accounts, particularly commercial accounts.

(c) Time deposits $100,000 and over; other time deposits - Time deposits $100,000 and over and other time deposits decreased primarily because brokered and national market certificates of deposit ("CDs") decreased approximately $19.8 million between December 31, 2002 and September 30, 2003. Additionally, time deposits declined partly because a number of CDs, held by credit unions and other financial institutions (with balances averaging approximately $99,000), matured and the funds were not reinvested.

(d) Short-term borrowings - Short-term borrowings decreased primarily because of an $8.5 million decrease in Federal funds purchased offset by a $2.3 million increase in customer repurchase agreements between December 31, 2002 and September 30, 2003.

(e) Federal Home Loan Bank advances - $10.0 million of FHLB advances held at December 31, 2002 matured in January 2003 and, during the third quarter of 2003, we converted $20.0 million of short-term FHLB advances to $30.0 million of longer term FHLB advances maturing in 2005 and 2006.

(f) Subordinated debentures - Due to the adoption of SFAS 150 on July 1, 2003, our subordinated debentures are now classified as a liability. Prior to July 1, 2003, these securities were classified between liabilities and equity on the balance sheet.

Stockholders' Equity. Our stockholders' equity increased $2.0 million between December 31, 2002 and September 30, 2003. This increase was primarily attributable to earnings of approximately $3.1 million offset by a $1.1 million decrease in accumulated other comprehensive income and $19,000 of other transactions such as payment of preferred stock dividends, stock option exercises and vesting of restricted stock.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of September 30, 2003:

                                Tier 1             Total
                                Risk-              Risk-            Tier 1
                                Based              Based           Leverage
                                Ratio              Ratio             Ratio
                            ---------------   ----------------   --------------
BNCCORP, consolidated......      7.10%             10.69%            4.82%
BNC National Bank..........     10.79%             12.00%            7.33%


As of September 30, 2003, the Company and the Bank exceeded capital adequacy requirements and the Bank was considered "well capitalized" under prompt corrective action provisions.

During 2002, we initiated construction of an office building at 17045 North Scottsdale Road, Scottsdale, Arizona. Total cost for the building, including furniture and equipment (through September 30, 2003) was approximately $1.8 million. Construction was completed during the second quarter of 2003, the office opened on May 5, 2003, and the project was funded through cash generated from operations. In March 2003, we purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona for its appraised price of $3.9 million. The purchase was funded through cash generated from operations. The relocation of our branch office at 2725 East Camelback Road, Suite 200, Phoenix, Arizona to 2425 East Camelback Road, Suite 100, Phoenix, Arizona will be completed by November 1, 2003. Estimated leasehold improvement costs for the property at 2425 East Camelback Road are approximately $500,000, which includes furniture, fixtures and equipment and which will be paid through cash generated from operations. We have signed an agreement for the purchase of land and a former banking building at 650 Douglas Drive, Golden Valley, Minnesota. The price for the land and building is estimated to be $2.1 million and will be funded through cash generated from operations. We do not yet have an estimated dollar amount for improvements that may be made to the facility before we occupy and begin operating from the facility.


                  Comparison of Operating Results for the Three
               and Nine Months Ended September 30, 2003 and 2002

General. We reported net income of $916,000, or $0.32 per share on a diluted basis for the third quarter of 2003. For the comparable quarter of 2002, we reported net income of $953,000, or $0.34 per diluted share. Results for the year-ago period included a loss of $69,000, or $0.03 per diluted share, from the operations of the Fargo, North Dakota branch office, which was sold on September 30, 2002, and subsequently classified as a discontinued operation.

Net interest income for the third quarter of 2003 was $3.04 million, versus $4.08 million in the same period of 2002. Due to the adoption of SFAS 150, the expense associated with our subordinated debentures was classified in interest expense effective July 1, 2003. Previously, that expense was included in noninterest expense. The decrease in net interest income therefore reflects the inclusion of $430,000 in interest expense associated with the subordinated debentures, as well as the effect of market interest rates and the change in earning asset mix, on net interest margin.

Noninterest income rose 5.4 percent to $5.40 million for the 2003 third quarter, from $5.12 million for the year-ago period. Noninterest income represented 64.01 percent of gross revenues for the recent quarter, up from 55.64 percent a year ago. Insurance commissions of $3.50 million, loan fees of $698,000, and a net gain on the sale of securities of $448,000 were the largest contributors to noninterest income during the 2003 third quarter.

Noninterest expense for the third quarter of 2003 was $6.83 million, down from $7.36 million in the same quarter of 2002. The comparison was affected by the shift in subordinated debenture expense as a result of the adoption of SFAS 150. Further information regarding the impact of the adoption of SFAS 150 is presented in subsequent sections of this Form 10-Q.

Our return on average common stockholders' equity, from continuing operations, for the most recent quarter was 9.36 percent compared with 11.14 percent for the same period one year earlier. Our return on average assets, from continuing operations, for the most recent quarter was 0.60 percent compared with 0.69 percent for the same period one year earlier.

For the nine months ended September 30, 2003, we reported net income of $3.11 million, or $1.10 per diluted share, compared with net income of $1.25 million, or $0.46 per diluted share, for the same period of 2002. The year-ago results included net income of $29,000, or $0.01 per diluted share, from the discontinued Fargo branch operations.

Net interest income was $10.72 million for the first nine months of 2003, compared with $10.84 million in the year-ago period. Net interest income for the 2003 period was reduced by the amount of interest expense associated with the subordinated debentures since the effective date of SFAS 150.

Noninterest income increased to $16.03 million for the first nine months of 2003, from $11.59 million reportd for the comparable 2002 period. The increase largely reflected the operations of Milne Scali, acquired in April 2002. Noninterest income represented 59.94 percent of gross revenues for the recent period, up from 51.66 percent for the same 2002 period.

Noninterest expense for the first nine months of 2003 was $20.86 million, compared with $19.92 million in the year-ago period. Again, the comparison was affected by the shift in subordinated debenture expense as a result of SFAS 150.

Our return on average common stockholders' equity, from continuing operations, for the nine months ending September 30, 2003 was 10.74 percent compared with
4.70 percent for the same period one year earlier. Our return on average assets, from continuing operations, for the most recent quarter was 0.70 percent compared with 0.29 percent for the same period one year earlier.

Net Interest Income. Net interest income for the three-month period ended September 30, 2003 decreased approximately $1.0 million, or 25.6 percent, from approximately $4.1 million to approximately $3.0 million. Net interest margin decreased to 2.21 percent for the quarter ended September 30, 2003 from 3.06 percent for the same period one year earlier. Net interest income and margin for the three months ended September 30, 2003 were negatively impacted by the July 1, 2003 adoption of SFAS 150, which requires the inclusion of the interest expense on our subordinated debentures in interest expense beginning on July 1, 2003. Because SFAS 150 does not allow restatement of prior periods, this results in net interest income and net interest margin results that are not comparable between the 2003 and 2002 periods.



The following amounts and ratios represent net interest income and net interest margin for both periods assuming that SFAS 150 was in effect for the three-month period ended September 30, 2002 (amounts are in thousands):

                        Net Interest Income         Net Interest Margin
                     ------------------------   --------------------------
                          2003        2002          2003          2002
                     -----------  -----------   -----------   ------------
As reported.........    $ 3,037      $ 4,084       2.21%          3.06%
Pro forma...........    $ 3,037      $ 3,620       2.21%          2.72%

Net interest income and margin for the three months ended September 30, 2003 and 2002 were also impacted by derivative contract-related mark-to-market adjustments during the periods totaling approximately $20,000 and ($253,000), respectively. Without those derivative adjustments, and assuming that SFAS 150 was effective during 2002, net interest income and net interest margin for the periods would have been as follows (amounts are in thousands):

                        Net Interest Income         Net Interest Margin
                     ------------------------   -----------------------------
                         2003         2002          2003          2002
                     ----------- ------------   ------------  -------------
As reported.........    $ 3,037      $ 4,084       2.21%          3.06%
Pro forma...........    $ 3,017      $ 3,873       2.20%          2.90%

Net interest income for the nine-month period ended September 30, 2003 decreased approximately $124,000, or 1.1 percent, from approximately $10.8 million to approximately $10.7 million. Net interest margin decreased to 2.65 percent for the quarter ended September 30, 2003 from 2.82 percent for the same period one year earlier. Net interest income and margin for the nine months ended September 30, 2003 were negatively impacted by the July 1, 2003 adoption of SFAS 150, which requires the inclusion of interest expense on our subordinated debentures in interest expense beginning on July 1, 2003. Because SFAS 150 does not allow restatement of prior periods, this results in net interest income and net interest margin results that are not comparable between 2003 and 2002. The following numbers and ratios represent net interest income and net interest margin for both periods assuming that SFAS 150 was effective for the full nine-month periods ended September 30, 2003 and 2002 (amounts are in thousands):

                         Net Interest Income          Net Interest Margin
                     ---------------------------   ---------------------------
                          2003          2002           2003           2002
                     ------------  -------------   ------------  -------------
As reported.........   $ 10,717       $ 10,841          2.65%         2.82%
Pro forma...........   $  9,847       $  9,465          2.44%         2.46%

Net interest income and margin for the nine months ended September 30, 2003 and 2002 were also negatively impacted by derivative contract related mark-to-market adjustments during the periods totaling ($76,000) and ($721,000), respectively. Without these derivative adjustments, and assuming that SFAS 150 was effective during the full nine months of each period, net interest income and net interest margin would have been as follows (amounts are in thousands):

                        Net Interest Income            Net Interest Margin
                     ---------------------------   ---------------------------
                          2003           2002          2003           2002
                     -------------  ------------   ------------  -------------
As reported.........   $ 10,717       $ 10,841          2.65%         2.82%
Pro forma...........   $  9,923       $ 10,186          2.46%         2.65%

A quantitative reconciliation of all non-GAAP financial measures presented above is included in this Item 2 under "Quantitative Reconciliation of Non-GAAP Financial Measures."

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities, in accordance with generally accepted accounting principles, for the three- and nine-month periods ended September 30, 2003 and 2002, as well as the changes between the periods presented. Significant factors contributing to the decrease in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):

                                           Three Months Ended September 30,
                                       2003*                               2002*                              Change
                         ----------------------------------  ----------------------------------  ---------------------------------
                                     Interest     Average                 Interest    Average                  Interest   Average
                          Average     earned     yield or     Average      earned    yield or      Average      earned     yield
                          balance     or paid      cost       balance     or paid      cost        balance     or paid    or cost
                         ----------  ----------  ----------  ----------  ----------- ----------  ----------- ----------- ---------
  Interest-earning
       assets
Federal funds
 sold/interest
   bearing due from......$   4,223    $      9       0.85%   $   5,731     $     26      1.80%    $  (1,508)   $    (17)   -0.95%(a)
Investments..............  251,496       2,189       3.45%     211,778        2,972      5.57%       39,718        (783)   -2.12%(b)
Loans....................  293,619       4,536       6.13%     316,065        5,433      6.82%      (22,446)       (897)   -0.69%(c)
   Allowance for
    loan losses..........   (4,776)         --                  (4,596)          --                    (180)         --
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total interest-earning
  assets.................$ 544,562       6,734       4.91%   $ 528,978        8,431      6.32%    $  15,584      (1,697)   -1.41%
                         ==========  ----------              ==========  -----------             =========== -----------
  Interest-bearing
     liabilities
Interest checking &
 money market accounts...$ 182,015         500       1.09%   $ 178,110          796      1.77%    $   3,905        (296)   -0.68%(d)

Savings..................    6,285          13       0.82%       4,635           10      0.86%        1,650           3    -0.04%
Certificates of
 deposit under $100,000..   92,057         711       3.06%     105,918          979      3.67%      (13,861)       (268)   -0.61%(e)
Certificates of deposit
 $100,000 and over.......   54,373         517       3.77%      72,700          814      4.44%      (18,327)       (297)   -0.67%(f)
                         ----------  ----------              ----------  -----------             ----------- -----------
  Interest-bearing
   deposits..............  334,730       1,741       2.06%     361,363        2,599      2.85%      (26,633)       (858)   -0.79%
Short-term borrowings....   21,935          84       1.52%       4,794           23      1.90%       17,141          61    -0.38%(g)
Federal Home Loan Bank
 advances................  116,985       1,345       4.56%      97,200        1,616      6.60%       19,785        (271)   -2.04%(h)
Long-term borrowings.....    8,662          97       4.44%       8,567          109      5.05%           95         (12)   -0.61%(i)
Subordinated debentures..   22,094         430       7.72%          --           --         --       22,094         430     7.72%(j)
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total borrowings........  169,676       1,956       4.57%     110,561        1,748      6.27%       59,115         208    -1.70%
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total interest-bearing
  liabilities............$ 504,406       3,697       2.91%   $ 471,924        4,347      3.65%    $  32,482        (650)   -0.74%
                         ==========  ----------              ==========  -----------             =========== -----------
 Net interest
  income/spread..........             $  3,037       2.00%                 $  4,084      2.67%                 $ (1,047)   -0.67%
                                     ==========                          ===========                         ===========
 Net interest margin.....                            2.21%                               3.06%                             -0.85%
Notation:
Noninterest-bearing
 deposits................$  40,934          --               $  35,977           --               $   4,957          --          (k)
                         ----------                          ----------                          -----------
 Total deposits..........$ 375,664    $  1,741       1.84%   $ 397,340     $  2,599      2.60%    $ (21,676)   $   (858)   -0.76%
                         ==========  ==========              ==========  ===========             =========== ===========
Taxable equivalents:
 Total interest-earning
  assets.................$ 544,562    $  6,964       5.07%   $ 528,978     $  8,560      6.42%    $  15,584    $ (1,596)   -1.35%
 Net interest
  income/spread..........       --    $  3,267       2.16%          --     $  4,213      2.77%           --    $   (946)   -0.61%
 Net interest margin.....       --          --       2.38%          --           --      3.16%           --          --    -0.78%

---------------------------------

     * From continuing operations

                                          Nine Months Ended September 30,
                         ----------------------------------------------------------------------
                                       2003*                               2002*                              Change
                         ----------------------------------  ----------------------------------  ---------------------------------
                                     Interest     Average                 Interest    Average                 Interest    Average
                          Average     earned     yield or     Average      earned    yield or     Average      earned      yield
                          balance     or paid      cost       balance     or paid      cost       balance     or paid     or cost
                         ----------  ----------  ----------  ----------  ----------- ----------  ----------- ----------- ---------
  Interest-earning
       assets
Federal funds
 sold/interest
 bearing due from........$   1,663    $     10       0.80%   $   4,650     $    71      2.04%     $ (2,987)    $   (61)    -1.24%(a)
Investments..............  225,897       6,499       3.85%     211,227       8,560      5.42%       14,670      (2,061)    -1.57%(b)
Loans....................  317,188      14,958       6.31%     302,332      15,206      6.72%       14,856        (248)    -0.41%(c)
  Allowance for loan
   losses................   (4,948)         --                  (4,457)         --                    (491)         --
                         ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-earning
   assets................$ 539,800      21,467       5.32%   $ 513,752      23,837      6.20%     $ 26,048      (2,370)    -0.88%
                         ==========  ----------              ==========  -----------             =========== -----------
  Interest-bearing
    liabilities
Interest checking &
 money market accounts...$ 182,236       1,659       1.22%   $ 170,574       2,168      1.70%     $ 11,662        (509)    -0.48%(d)
Savings..................    5,878          39       0.89%       4,310          27      0.84%        1,568          12      0.05%
Certificates of deposit
under $100,000...........   96,607       2,347       3.25%     105,593       3,149      3.99%       (8,986)       (802)    -0.74%(e)
Certificates of deposit
 $100,000 and over.......   58,207       1,725       3.96%      76,329       2,583      4.52%      (18,122)       (858)    -0.56%(f)
                         ----------  ----------              ----------  -----------             ----------- -----------
 Interest-bearing
  deposits...............  342,928       5,770       2.25%     356,806       7,927      2.97%      (13,878)     (2,157)    -0.72%
Short-term borrowings....   22,492         305       1.81%       4,727          75      2.12%       17,765         230     -0.31%(g)
Federal Home Loan
 Bank advances...........  107,710       3,953       4.91%      97,881       4,793      6.55%        9,829        (840)    -1.64%(h)
Long-term borrowings.....    8,615         292       4.53%       5,229         201      5.14%        3,386          91     -0.61%(i)
Subordinated debentures..    7,365         430       7.81%          --          --        --         7,365         430      7.81%(j)
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total borrowings........  146,182       4,980       4.55%     107,837       5,069      6.28%       38,345         (89)    -1.73%
                         ----------  ----------              ----------  -----------             ----------- -----------
 Total interest-bearing
  liabilities............$ 489,110      10,750       2.94%   $ 464,643      12,996      3.74%     $ 24,467      (2,246)    -0.80%
                         ==========  ----------              ==========  -----------             =========== -----------
 Net interest
  income/spread..........             $ 10,717       2.38%                 $10,841      2.46%                  $  (124)    -0.08%
                                     ==========                          ===========                         ===========
 Net interest margin.....                            2.65%                              2.82%                              -0.17%
Notation:
Noninterest-bearing
 deposits................$  39,210          --               $  31,904          --                $  7,306          --          (k)
                         ----------                          ----------                          -----------
 Total deposits..........$ 382,138    $  5,770       2.02%   $ 388,710     $ 7,927      2.73%     $ (6,572)    $(2,157)    -0.71%
                         ==========  ==========              ==========  ===========             =========== ===========
Taxable equivalents:
 Total interest-earning
  assets.................$ 539,800    $ 22,053       5.46%   $ 513,752     $24,194      6.30%     $ 26,048     $(2,141)    -0.84%
 Net interest
  income/spread..........       --    $ 11,303       2.52%          --     $11,198      2.55%           --     $   105     -0.04%
 Net interest margin.....       --          --       2.80%          --          --      2.91%           --          --     -0.11%

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

(b) Investments - The increased volume in the investment portfolio is primarily attributable to the purchase of investment securities as loan volume decreased due to planned loan reductions, the completion of certain financed commercial real estate projects and lower loan demand. These developments changed the mix of our earning asset portfolio resulting in downward pressure on our net interest income and net interest margin. The decreased yield in the investment portfolio reflects the current lower rate environment. Additionally, during the third quarter of 2003 prepayments on mortgage-backed securities and collateralized mortgage obligations increased as a result of the record low mortgage rates during the second quarter of 2003. These increases caused increased premium amortization on mortgage-backed securities and collateralized mortgage obligations.

(c) Loans - Average loans on a quarter-to-date basis decreased largely due to planned loan reductions and the completion of some financed commercial real estate projects during 2003. Average loans increased in the year-to-date period primarily as a result of loan growth in the Arizona market. The decreased yield reflects the Federal Reserve rate reductions during 2002 and 2003.

(d) Interest checking and money market accounts - Increased average balances of interest checking and money market accounts represents additional growth in our floating-rate Wealthbuilder deposit products, particularly in the Arizona market. While period end balances of these accounts were relatively stable between December 31, 2002 and September 30, 2003, averages for the above three- and nine-month periods in 2003 exceeded those for the same periods in 2002. These accounts can fluctuate daily largely due to transaction account activity, particularly activity on commercial accounts. The decreased costs are reflective of the lower rate environment in 2003 compared to the same periods in 2002.

(e) Certificates of deposit under $100,000 - The decrease in average CDs under $100,000 is primarily attributable to run off of some CDs during 2003. The lower costs are representative of the lower interest rate environment in 2003 compared to the same periods in 2002.

(f) Certificates of deposit $100,000 and over - During the quarter ended September 30, 2003, average balances of brokered and national market CDs were $39.6 million as compared to $62.7 million for the same period one year earlier. During the nine months ended September 30, 2003, average balances of brokered and national market CDs were $47.3 million as compared to $64.8 million for the same period one year earlier. The reduced costs reflect the lower rates on the remaining balances of these CDs.

(g) Short-term borrowings - Average short-term borrowings increased during the three- and nine-month periods ended September 30, 2003 compared to the same periods in 2002 due to the use of customer repurchase agreements during late 2002 and 2003 and an increase in average Federal funds purchased outstanding during 2003. Average customer repurchase agreements for the three- and nine-month periods ended September 30, 2003 were $17.0 and $15.7 million, respectively, compared to $1.8 and $1.1 million, respectively, for the same periods in 2002. The reduced costs reflect the lower interest rate environment in 2003 compared to the same periods in 2002.

(h) FHLB advances - The increased volume of FHLB advances for the year-to-date period resulted partially from the use of short-term FHLB advances in 2003 offset by the maturity of $10.0 million of long-term advances in January 2003. Short-term FHLB advances are used to manage liquidity similar to how Federal funds purchased are used on a day-to-day basis. The short-term advances provide us with a slightly more cost-effective way of managing short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more. Additionally, during the third quarter of 2003, the short-term advances were paid down and replaced with $30.0 million of longer term FHLB advances. The increase in FHLB advances for the quarter-to-date period reflects the $30.0 million of advances made during the quarter ended September 30, 2003. The reduced costs reflect the lower interest rate environment in 2003 compared to the same periods in 2002.

(i) Long-term borrowings - In conjunction with the acquisition of Milne Scali in April 2002, we incurred $8.5 million of long-term debt. The debt is priced at 30-day LIBOR plus 3.20 percent.

(j) Subordinated debentures - On July 1, 2003, we adopted SFAS 150, which requires that our subordinated debentures be classified as liabilities on the balance sheet versus the previous classification between liabilities and equity. The net interest margin analyses presented above for the three- and nine-month periods ended September 30, 2003 reflect three months of interest expense on the securities. See the information preceding this section for a discussion of the impact of this change on net interest income and net interest margin.

(k) Noninterest-bearing deposits - Average noninterest-bearing deposit balances have increased largely due to commercial deposit growth in our Arizona market. Additionally, these transaction-based accounts can fluctuate daily due to normal account activity, particularly activity on commercial checking accounts.

Provision for Credit Losses. The provision for credit losses was $300,000 for the quarter ended September 30, 2003 as compared to $400,000 for the same period one year earlier. The provision for credit losses was approximately $1.5 million for the nine months ended September 30, 2003 as compared to $802,000 for the same period one year earlier. See "Comparison of Financial Condition at September 30, 2003 and December 31, 2002 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of our noninterest income for the three- and nine-month periods ended September 30, 2003 and 2002 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                         Three Months Ended                              Nine Months Ended
                                         September 30,              Change               September 30,              Change
                                    ------------------------  --------------------  ------------------------ ---------------------
      Noninterest Income                 2003         2002         $          %         2003         2002         $          %
                                    ------------  ----------  ---------  ---------  ----------  -----------  ---------  ---------
Insurance commissions............       $ 3,498     $ 3,044      $ 454      14.9%     $10,983      $ 5,928     $5,055      85.3% (a)
Fees on loans....................           698         521        177      34.0%       1,641        1,532        109       7.1% (b)
Net gain on sales of securities..           448         819      (371)    (45.3)%         869        1,615      (746)    (46.2)% (c)
Service charges..................           239         203         36      17.7%         667          543        124      22.8% (d)
Brokerage income.................           141         239       (98)    (41.0)%         291          963      (672)    (69.8)% (e)
Trust and financial services.....            95         172       (77)    (44.8)%         912          603        309      51.2% (f)
Rental income....................            68          23         45     195.7%         145           67         78     116.4%
Other............................           215         102        113     110.8%         524          336        188      56.0% (g)
                                    ------------  ----------  ---------             ----------  -----------  ---------
   Total noninterest income......       $ 5,402     $ 5,123      $ 279       5.4%     $16,032      $11,587     $4,445      38.4%
                                    ============  ==========  =========             ==========  ===========  =========
   Noninterest income as a percent
   of gross revenues.............         64.0%       55.6%                  8.4%       59.9%        51.7%                  8.2%
                                    ============  ==========                        ==========  ===========
----------------

(a) Insurance commissions - The increases in insurance commission revenue are primarily attributable to our acquisition of Milne Scali in April of 2002. Insurance contingency fees of $13,000 and $945,000 were recognized during the three- and nine-month periods ending September 30, 2003. For the same periods in 2002, contingency fees recognized were $25,000 and $106,000, respectively. Although Milne Scali was not part of the Company during the first quarter of 2002, contingency fee income recognized by Milne Scali during that quarter was approximately $703,000. If the acquisition of Milne Scali had been effective on January 1, 2002, contingency fee income recognized by the Company for the three- and nine-month periods ending September 30, 2002 would have been $25,000 and $809,000, respectively.

(b) Fees on loans - Fees on loans can fluctuate depending on the level and nature of loan transactions entered into during each of the periods. Noninterest income loan fees can increase even though loan volume decreases primarily due to the origination and participation of loans to other financial institutions.

(c) Net gain on sales of securities - Net gains on sales of securities vary depending on the nature of investment securities sales transacted during the respective periods. During the nine-month period ended September 30, 2003, we sold $71.5 million of investment securities compared with $70.3 million for the same period in 2002.

(d) Service charges - Service charges have increased primarily due to increases in transaction-based deposit accounts.

(e) Brokerage income - The decreases in brokerage revenue are attributable to the fact that we had significantly fewer brokers during 2003 than in 2002 due to the closing of the BNC AMI office in Fargo, North Dakota at the time we sold our Fargo banking branch office in September 2002, and fewer brokers on staff in our Minnesota offices during 2003.

(f) Trust and financial services - The year to date increase in trust and financial services revenue is primarily attributable to a $488,000 fee received by the Bank's financial services division for the management of the sale of two companies on behalf of a customer. This increase was offset by decreases in other fee income in the trust and financial services area including the loss of fee income associated with the BNC U.S. Opportunities Fund LLC, which was terminated during 2003.

(g) Other - The increases in other noninterest income are primarily attributable to income on the bank-owned life insurance purchased during the third quarter of 2003 and, for the year-to-date period, interest we received on some tax refunds.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- and nine-month periods ended September 30, 2003 and 2002 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                            Three Months Ended                                  Nine Months Ended
                               September 30,                 Change                September 30,                 Change
                         ------------------------    ----------------------   -----------------------    -----------------------
   Noninterest Expense      2003           2002          $            %          2003         2002           $             %
                         ----------     ---------    ----------  ----------   ----------   ----------    ---------    ----------
Salaries and employee
 benefits................ $  4,113       $ 4,085      $   28          0.7%     $ 12,075     $ 10,741      $ 1,334        12.4%  (a)
Occupancy................      564           558           6          1.1%        1,750        1,601          149         9.3%  (b)
Depreciation and
 amortization............      369           339          30          8.8%        1,085          973          112        11.5%  (c)
Professional services....      288           329         (41)      (12.5)%          857        1,105         (248)     (22.4)%  (d)
Office supplies,
 telephone and postage...      284           283           1          0.4%          893          828           65         7.9%
Amortization of
 intangible assets.......      265           265          --            --          797          615          182        29.6%  (e)
Marketing and promotion..      227           183          44         24.0%          522          554          (32)      (5.8)%
FDIC and other
 assessments.............       50            52          (2)       (3.8)%          152          161           (9)      (5.6)%
Interest on subordinated
 debentures..............       --           464        (464)     (100.0)%          870        1,376         (506)     (36.8)% (f)
Other....................      674           797        (123)      (15.4)%        1,858        1,962         (104)      (5.3)%
                         ----------     ---------    --------                 ----------    ---------    ---------
 Total noninterest
  expense................ $  6,834       $ 7,355      $ (521)       (7.1)%     $ 20,859     $ 19,916      $   943         4.7%
                         ==========     =========    ========                 ==========    =========    =========

Efficiency ratio.........    81.0%         79.9%                      1.1%        78.0%        88.8%                   (10.8)%
                         ==========     =========                             ==========    =========
Efficiency ratio
 assuming SFAS 150 in
 effect for all
 periods presented.......    81.0%         78.8%                      2.2%        77.2%        88.1%                   (10.9)%
                         ==========     =========                             ==========    =========
Efficiency ratio not
 including impact of
 derivative contracts
 and assuming SFAS 150
 in effect for all
 periods presented.......    81.2%         76.6%                      4.6%        77.0%        85.2%                    (8.2)%
                         ==========     =========                             ==========    =========
Total operating expenses
 as a percent of average
 assets, annualized......    4.46%         4.99%                   (0.53)%        4.67%        4.75%                   (0.08)%
                         ==========     =========                             ==========    =========
Total operating expenses
 as a percent of average
 assets, annualized,
 assuming SFAS 150 in
 effect for all periods
 presented...............    4.46%         4.67%                   (0.21)%        4.48%        4.42%                     0.06%
                         ==========     =========                             ==========    =========

(a) Salaries and employee benefits - Average full time equivalent employees for the three- and nine-month periods ended September 30, 2003 were 281 and 274, respectively, as compared to 290 and 261, respectively, for the same periods in 2002. The increase in full time equivalents for the first nine months of 2003 versus 2002 is primarily attributable to the April 2002 acquisition of Milne Scali, which has approximately 85 employees.

(b) Occupancy - Occupancy expenses increased in the year-to-date period due to expenses associated with increased Arizona locations as well as the addition of Milne Scali in April of 2002.

(c) Depreciation and amortization - Increases in depreciation and amortization are primarily attributable to increased Arizona locations as well as the addition of Milne Scali in April of 2002.

(d) Professional services - The quarter-to-date decrease in professional services expenses is attributable to a decrease in brokerage clearing and retainage expenses resulting from the decrease in associated brokerage revenues, a decrease in software support fees and a decrease in appraisal and recording fees offset by an increase in other consulting fees. The year-to-date decrease in professional services expenses is also primarily attributable to a decrease in brokerage clearing and retainage expenses resulting from the decrease in associated brokerage revenues as well as decreases in audit, software support, appraisal and recording and other consulting fees offset by an increase in legal and collection expenses.

(e) Amortization of intangible assets - The increase in amortization of intangible assets for the nine-month period ended September 30, 2003 is attributable to the addition of Milne Scali and the associated amortization of the books of business intangible assets acquired in the acquisition.

(f) Interest on subordinated debentures - Due to the adoption of SFAS 150 on July 1, 2003, interest expense on our subordinated debentures is now included in interest expense. The year-to-date numbers above reflect two quarters of interest expense for 2003 versus three quarters for 2002.

A quantitative reconciliation of all non-GAAP ratios included in the table above is included in this Item 2 under "Quantitative Reconciliation of Non-GAAP Financial Measures."

Income Tax Provision. Our provision for income taxes for the quarter ended September 30, 2003 decreased $41,000 as compared to the same period in 2002 due to the decrease in pre-tax income. The estimated effective tax rates for the three-month periods ended September 30, 2003 and 2002 were 29.8 and 29.6 percent, respectively.

Our provision for income taxes for the nine months ended September 30, 2003 increased $814,000 as compared to the same period in 2002 due to the increase in pre-tax income. The estimated effective tax rates for the nine-month periods ended September 30, 2003 and 2002 were 29.6 and 28.9 percent, respectively.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three- and nine-month periods ended September 30, 2003 and 2002.

Quantitative Reconciliation of Non-GAAP Financial Measures. Included above in the sections "Net Interest Income" and "Noninterest Income" are non-GAAP
financial measures within the meaning of the Securities and Exchange Commission's rules and regulations. These measures include net interest income, net interest margin, noninterest expense, efficiency ratio and the ratio of noninterest expense to average total assets. We have presented these amounts and ratios because of the inconsistency in reporting that results from the July 1, 2003 adoption of SFAS 150 and the fact that SFAS 150 does not allow restatement of prior periods. Effective July 1, 2003, interest expense on our subordinated debentures is required to be classified in interest expense versus its prior classification in noninterest expense. With no restatement of prior periods allowed, this results in net interest income and noninterest income amounts and related ratios compliant with GAAP that are not comparative between the periods presented. The following calculations provide quantitative reconciliations of the differences between the non-GAAP financial measures and their GAAP-computed counterparts.

GAAP net interest income:
                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                           2003             2002              2003             2002
                                       -------------    -------------     ------------    -------------
GAAP interest income..................   $   6,734         $  8,431        $  21,467        $  23,837
Less: GAAP interest expense...........      (3,697)          (4,347)         (10,750)         (12,996)
                                       -------------    -------------     ------------    -------------
Equals: GAAP net interest income......   $   3,037         $  4,084        $  10,717        $  10,841
                                       =============    =============     ============    =============

Comparative net interest income assuming SFAS 150 in effect for all periods presented:
                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                            2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
GAAP interest income..................   $   6,734         $  8,431        $  21,467        $  23,837
Less: GAAP interest expense...........      (3,697)          (4,347)         (10,750)         (12,996)
Less: Interest expense on
  subordinated debentures.............          --             (464)            (870)          (1,376)
                                       -------------    -------------     ------------    -------------
Equals: Comparative net interest
  income..............................   $   3,037         $  3,620        $   9,847        $   9,465
                                       =============    =============     ============    =============

GAAP net interest margin:
                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                           2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
GAAP net interest income..............   $   3,037         $  4,084        $  10,717        $  10,841
GAAP net interest income, annualized..      12,049           16,203           14,329           14,494
Divided by: average earning assets....     544,562          528,978          539,800          513,752
                                       -------------    -------------     ------------    -------------
Equals: GAAP net interest margin......       2.21%            3.06%            2.65%            2.82%
                                       =============    =============     ============    =============

Comparative  net  interest  margin  assuming  SFAS 150 in effect for all periods presented:
                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                           2003             2002               2003            2002
                                       -------------    -------------     ------------    -------------
Comparative net interest income.......   $   3,037         $  3,620        $   9,847        $   9,465
Comparative net interest income,
 annualized...........................      12,049           14,362           13,165           12,655
Divided by: average earning assets....     544,562          528,978          539,800          513,752
                                       -------------    -------------     ------------    -------------
Equals: Comparative net
 interest margin......................       2.21%            2.72%            2.44%            2.46%
                                       =============    =============     ============    =============

Adjusted net interest income before impact of mark-to-market adjustments on derivative contracts and assuming SFAS 150 in effect for all periods:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                           2003             2002               2003             2002
                                       -------------    -------------     ------------    -------------
Comparative net interest income.......   $   3,037         $  3,620        $   9,847        $   9,465
Less: Impact of mark-to-market
 adjustments..........................         (20)             253               76              721
                                       -------------    -------------     ------------    -------------
Equals: Adjusted net interest
 income...............................   $   3,017         $  3,873        $   9,923        $  10,186
                                       =============    =============     ============    =============

Adjusted net interest margin before impact of mark-to-market adjustments on derivative contracts and assuming SFAS 150 in effect for all periods:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                           2003             2002              2003             2002
                                       -------------    -------------     ------------    -------------
Adjusted net interest income..........   $   3,017         $  3,873        $   9,923        $  10,186
Adjusted net interest income,
 annualized...........................      11,970           15,366           13,267           13,619
Divided by: average earning assets....     544,562          528,978          539,800          513,752
                                       -------------    -------------     ------------    -------------
Equals: Adjusted net interest margin
 before impact of mark-to-market
 adjustments..........................       2.20%            2.90%            2.46%            2.65%
                                       =============    =============     ============    =============

GAAP efficiency ratio:
                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                            2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
GAAP noninterest expense..............   $   6,834         $  7,355        $  20,859        $  19,916
Divided by: GAAP net interest
 income plus GAAP noninterest income..       8,439            9,207           26,749           22,428
                                       -------------    -------------     ------------    -------------
Equals: GAAP efficiency ratio.........      80.98%           79.88%           77.98%           88.80%
                                       =============    =============     ============    =============

Comparative efficiency ratio:
                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                            2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
Comparative noninterest expense.......   $   6,834         $  6,891        $  19,989        $  18,540
Divided by: comparative net interest
 income plus comparative noninterest
 income...............................       8,439            8,743           25,879           21,052
                                       -------------    -------------     ------------    -------------
Equals: Comparative efficiency ratio..      80.98%           78.82%           77.24%           88.07%
                                       =============    =============     ============    =============

Adjusted efficiency ratio before impact of mark-to-market adjustments on derivative contracts and assuming SFAS 150 in effect for all periods:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                            2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
Comparative noninterest expense.......   $   6,834         $  6,891        $  19,989        $  18,540
Divided by: adjusted net interest
 income plus adjusted noninterest
 income...............................       8,419            8,996           25,955           21,773
                                       -------------    -------------     ------------    -------------
Equals: Adjusted efficiency ratio.....      81.17%           76.60%           77.01%           85.15%
                                       =============    =============     ============    =============

GAAP noninterest expense as a percentage of average assets:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                      September 30
                                       ------------------------------     -----------------------------
                                            2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
GAAP noninterest expense..............   $   6,834         $  7,355        $  20,859        $  19,916
GAAP noninterest expense, annualized..      27,113           29,180           27,888           26,628
Divided by: average assets............     607,495          585,264          596,860          560,469
                                       -------------    -------------     ------------    -------------
Equals: GAAP noninterest expense as
 a percentage of
   average assets.....................       4.46%            4.99%            4.67%            4.75%
                                       =============    =============     ============    =============

Comparative  noninterest expense as a percentage of average assets assuming SFAS
150 in effect for all periods presented:

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                       ------------------------------     -----------------------------
                                            2003             2002             2003             2002
                                       -------------    -------------     ------------    -------------
Comparative noninterest expense.......   $   6,834         $  6,891        $  19,989        $  18,540
Comparative noninterest expense,
 annualized...........................      27,113           27,339           26,725           24,788
Divided by: average assets............     607,495          585,264          596,860          560,469
                                       -------------    -------------     ------------    -------------
Equals: Comparative noninterest
 expense as a percentage
   of average assets..................       4.46%            4.67%            4.48%            4.42%
                                       =============    =============     ============    =============


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

The following table sets forth, for the nine months ended September 30, 2003 and 2002, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):


                                                            For the Nine Months Ended
                                                                  September 30,
                                                       -----------------------------------
     Major Sources and Uses of Funds                         2003                2002
-----------------------------------------------------  ----------------    ---------------
 Proceeds from FHLB advances.........................     $  137,300         $       --
 Proceeds from sales of investment securities........         71,542             70,313
 Net (increase) decrease in loans....................         54,677            (16,025)
 Proceeds from maturities of investment securities...         43,802             35,681
 Proceeds from long-term borrowings..................            141              8,560
 Purchases of investment securities..................       (158,271)          (109,470)
 Repayments of FHLB advances.........................       (117,300)           (20,000)
 Net increase (decrease) in deposits.................        (21,820)            21,591
 Net increase (decrease) in short-term borrowings....         (6,172)            14,630
 Additions to premises and equipment.................         (5,977)            (2,579)
 Sale of branch, net.................................             --             (4,365)
 Cash paid for acquisition, net......................             --            (13,964)

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

As of September 30, 2003, we had established three revolving lines of credit with banks totaling $16.5 million of which $6.0 million had been advanced and $10.5 million remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At September 30, 2003, we also had the ability to draw additional FHLB advances of $74.9 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

                          Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes. The following have been identified as "critical accounting policies."

Allowance for Credit Losses. Our accounting policy for determining the allowance for credit losses is summarized under "Comparison of Financial Condition at September 30, 2003 and December 31, 2002 - Allowance for Credit Losses." As indicated in that discussion, we employ a systematic methodology for determining our allowance for credit losses that includes an ongoing review process and quarterly adjustment of the allowance. Our process includes periodic loan-by-loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans and other loans that exhibit indicators of deterioration.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of September 30, 2003 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Income Taxes. We file consolidated Federal and unitary state income tax returns.

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (savings, interest checking, money market and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their September 30, 2003 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at September 30, 2003 of 4.00 percent to 3.00 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of September 30, 2003, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

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

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates                      -100bp    Unchanged     +100bp      +200bp      +300bp     +400bp
                                                -------   ---------    --------    --------    --------   ---------

Projected 12-month net interest income (1).... $ 13,389    $ 13,721    $ 13,739    $ 13,454    $ 13,101   $  12,707

Dollar change from rates unchanged scenario... $   (332)         --    $     18    $   (267)   $   (620)  $  (1,014)
Percentage change from rates unchanged
   scenario...................................    (2.42)%        --       (0.13)%     (1.95)%     (4.52)%     (7.39)%
Net benefit/(cost) of cumulative $40.0
   million interest rate caps (2)............. $    (60)   $    (54)   $    (33)   $     16    $    103   $     235

Total net interest income impact with caps.... $ 13,329    $ 13,667    $ 13,706    $ 13,470    $ 13,204   $  12,942
Dollar change from unchanged w/caps........... $   (338)         --    $     39    $   (197)   $   (463)  $    (725)
Percentage change from unchanged w/caps.......    (2.47)%        --        0.29%      (1.44)%     (3.39)%     (5.30)%
Policy guidelines (decline limited to)........      5.00%        --        5.00%       10.00%      15.00%      20.00%

(1) Due to the adoption of SFAS 150 on July 1, 2003, the forecasted net interest income in these scenarios is impacted by interest expense associated with our subordinated debentures. The amount of this expense included in the above net interest income scenarios is $1.7, $1.7, $1.8, $1.8, $1.9 and $2.0 million, respectively.

(2) In May and June 2001, we purchased four interest rate cap contracts on three-month LIBOR with strikes at 4.50 percent each in the amount of $5.0 million notional with original terms of three years for total notional amount of $20.0 million. We also purchased four interest rate cap contracts on three-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional amount of $20.0 million.

Our rate sensitivity position over the projected 12-month horizon is asset sensitive in the rates up 100 basis points scenario and liability sensitive in all other scenarios. This position is evidenced by the projected increase in net interest income in the rates up 100 basis points scenario, and the decrease in net interest income in all other scenarios.

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

The change in results of these net interest income simulations in the various rate change scenarios from those presented in the prior quarter is reflective of the adoption of SFAS 150 on July 1, 2003 and the change in mix of our earning asset portfolio. Net interest income in our forward simulations now reflects the inclusion of interest expense on our subordinated debentures, which, prior to July 1, 2003, was reflected as noninterest expense. $15.0 million of our $22.5 million of subordinated debentures are floating rate securities priced at three-month LIBOR plus a margin of 3.58 percent. Additionally, the recent change in mix in the earning asset portfolio puts downward pressure on total net interest income.

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on our assets and liabilities as of September 30, 2003 and does not contemplate any actions we might undertake in response to changes in market interest rates.


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

CEO and CFO Certifications. Appearing, as Exhibits 31.1 and 31.2 to this quarterly report, there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the quarterly report is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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



                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 31.1 - Chief Executive Officer's Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

     (b) Exhibit 31.2 - Chief Financial Officer's Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

     (c) Exhibit 32 - Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

     (d)  Reports on Form 8-K

          On July 17, 2003, we filed a Form 8-K, furnishing under Item 7, our earnings press release for the quarter ended June 30, 2003.

                                    Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BNCCORP, Inc.


  Date:     November 3, 2003        By /s/ Gregory K. Cleveland
                                    --------------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

                                    By /s/ Brenda L. Rebel
                                    --------------------------------------------
                                           Brenda L. Rebel
                                           Treasurer and Chief Financial Officer