Form 10-K
period 2003-12-31
BNCCORP INC
filed 2004-03-19
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003

                                       or

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was $21,069,000.

     The number of shares of the Registrant's common stock outstanding on March 16, 2004 was 2,764,684.

     Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2004 annual meeting of stockholders are incorporated by reference into Part III hereof.

                                  BNCCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I
Item 1.    Business.......................................................     3
Item 2.    Properties.....................................................    16
Item 3.    Legal Proceedings..............................................    16
Item 4.    Submission of Matters to a
                Vote of Security Holders..................................    17

                                     PART II
Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters............................   17
Item 6.    Selected Financial Data.........................................   18
Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............   20
Item 7A.   Quantitative and Qualitative Disclosures about
                Market Risk................................................   57
Item 8.    Financial Statements and Supplementary Data.....................   61
Item 9A.   Controls and Procedures.........................................  112

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..............  113
Item 11.   Executive Compensation..........................................  114
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management.............................................  114
Item 13.   Certain Relationships and Related Transactions..................  114
Item 14.   Principal Accounting Fees and Services..........................  114

                                     PART IV
Item 16.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K........................................  114

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

Acquisitions, de novo branches and mergers have played an important role in our strategy. During the three years ended December 31, 2003, we completed several such transactions. See Note 2 to the Consolidated Financial Statements included under Item 8 of Part II for further information related to these transactions. We will continue to emphasize internally generated growth by focusing on increasing our market share within the communities we serve. We may also seek growth opportunities through select acquisitions of financial services companies that we believe complement our businesses. We may also generate growth through de novo branching in markets such as Arizona, Minnesota, North Dakota and, possibly, other states.

At December 31, 2003, we had total assets of $621.5 million, total loans of $283.6 million and total deposits of $395.9 million.

Mission Statement

Our mission is to provide tailor-made financial solutions for our customers that will assist them in achieving their goals, while enhancing shareholder value.

Operating Strategy

We provide relationship-based banking and financial services to small- to mid-sized businesses, business owners, professionals and consumers in our primary market areas of Arizona, Minnesota and North Dakota. Our goal is to become a one-stop financial services provider offering traditional bank products and services, insurance, brokerage, asset management, trust, tax planning and preparation, employee benefit plan design and administration and other financial-related services. The other key elements of our operating strategy are:

o    Emphasize  individualized,  high-level  customer  service.

o Encourage an entrepreneurial attitude among the employees who provide products and services.

o Maintain high asset quality by implementing strong loan policies and continuously monitoring loans and the loan review process.

o    Centralize administrative and support functions.

Strategic Vision

Since our formation more than 15 years ago, we have diligently pursued a sharply focused strategic vision: to provide a broad range of financial products and superior service to a well-defined customer base, primarily consisting of small- to mid-sized businesses, business owners, professionals and consumers. We believe that our entrepreneurial approach to banking and the introduction of new products and services will continue to attract small- and mid-sized businesses, their owners and employee base. Small businesses frequently have difficulty finding banking services that meet their specific needs and have sought banking institutions that are more relationship-oriented. By remaining committed to this strategic vision, we have built a company that is distinguished by its:

o    Diversified     business     base     of     banking,     insurance     and
     brokerage/trust/financial services;

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

Banking segment. BNC National Bank operates 16 banking branch offices in three states. Known for its business banking services such as business financing and commercial mortgages, corporate cash management and merchant programs, our banking division also offers a full range of consumer lending and deposit options. The Bank is differentiated by its service culture of "high personal touch," supported by effective technology. Among the innovative services offered are online, bill pay and telephone banking operations, and products such as the "Sweep/Repo" account, the "Wealthbuilder" family of variable-rate interest checking and money market deposit products and the BNC cash back debit card.

The banking segment's loans primarily consist of commercial and industrial loans, real estate mortgage and construction loans, agricultural loans, consumer loans and lease financing. In allocating our assets among loans, investments and other earning assets, we attempt to maximize return while managing risk at acceptable levels. Our primary lending focus is on commercial loans and owner-occupied real estate loans to small- and mid-sized businesses and professionals. We offer a broad range of commercial and consumer lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage and construction loans, consumer loans and equipment financing. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, size and maturity of the loans, underwriting and servicing costs, the extent of other banking relationships maintained with customers and the Bank's cost of funds. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations. For more information on our lending activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loan Portfolio" included under Item 7 of Part II.

Each of our bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 2003, we continued to increase core deposits largely through the continuing success of our Wealthbuilder interest checking and money market deposit accounts introduced during 1999. These are competitively priced floating rate accounts with rates variable at our discretion. The Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, the nature of other banking relationships with the depositor, the current interest rate environment and rates paid by competitors on similar deposits.

The Bank also accepts brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when management believes such transactions are beneficial to the Bank. Our core deposit growth during 2003 allowed us to reduce brokered and national market certificates of deposit by $27.2 million during the year ended December 31, 2003. Additionally, through the Certificate of Deposit Account Registry ServiceSM (CDARSSM), the Bank can now place large customer deposits into smaller denomination (fully FDIC-insured) certificates of deposit at multiple institutions. This provides the Bank's large deposit customers with FDIC insurance on their entire balances and the convenience of managing their certificates of deposit investments through a single bank relationship. This service was made available beginning in 2003. For more information on our deposit activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" included under Item 7 of Part II.

Our banking segment also offers services such as travelers' checks, MasterCard and Visa merchant deposit services and, in some markets, safe deposit, lockbox and messenger services.

Insurance segment. Milne Scali and BNC Insurance are independent insurance agencies representing many of the nation's leading insurance carriers. Our insurance operations were greatly expanded in 2002 through the acquisition of Milne Scali, one of the largest independent insurance agencies in the Arizona market. On December 31, 2003, we also acquired certain assets and assumed certain liabilities of The Insurance Alliance of the Southwest ("IASW"), a Tucson-based insurance agency. The acquisition included the staff and owners of IASW. The insurance segment has become an important and significant part of our business.

Milne Scali began as an independently owned and operated commercial insurance brokerage serving the needs of local, regional and national businesses. Combining the talents of experienced insurance professionals, Milne Scali provides solutions for every business insurance need. Its agents and customer service representatives have more than 1,000 years of insurance knowledge amongst them - experience that Milne Scali feels benefits its customers on a daily basis. Many of Milne Scali's representatives began their careers at large, national brokerage firms and insurance companies such as Fireman's Fund Insurance Co., C.T. Bowring (Brokers, Lloyd's of London), Wausau Insurance, Aetna Insurance Co., Arkwright Mutual, Alexander & Alexander, Travelers Insurance Company, Marsh USA Risk & Insurance Services, Inc. and The Willis
Group. From these backgrounds, Milne Scali's representatives have developed skills that serve its clients well. At the same time, Milne Scali has added the extra benefits of an entrepreneurial business dedicated to providing the best solution at the best possible price.

Milne Scali's clients range from large, established companies with hundreds of millions in sales to emerging businesses with growing needs. It serves clients in nearly every industry including construction, real estate development, manufacturing, distribution and wholesale, professionals, government, financial institutions, retail and service industries. Milne Scali's ability to serve each client is enhanced by its ability to draw upon the varied needs arising from its diverse client base. One contact can handle all customer insurance needs - business and personal. Milne Scali's agents and customer service representatives make it their job to be familiar with its customers' business and their families, always looking for better ways to serve the customers' diverse needs.

Milne Scali was founded primarily to specialize in commercial insurance. The intent was to be different in two very specific practices from its major competitors. First, its employee culture and environment is structured to foster creativity and entrepreneurial work ethics enabling associates to create opportunities for themselves and thereby grow with Milne Scali. Second, the negotiating character of Milne Scali's brokers and agents is structured to foster threefold relationships to benefit its clients. Those relationships are built with (1) the client (and its personnel), (2) the insurance companies (and their personnel), and (3) the Milne Scali staff. All three relationships are focused on protecting the clients' assets and thereby designed to help Milne Scali grow.

From inception, Milne Scali's intent was to be different in its client relationship focus. As entrepreneurs, Milne Scali takes an active partnering role with its clients. Much like its clients, Milne Scali manages its company while at the same time working with its client needs. The dual role of partner and broker allows Milne Scali to better understand the internal working operations of its clients and businesses. It is Milne Scali's pledge to find the best possible coverage for customer needs, no matter how difficult the challenge.

Since inception, Milne Scali's creativity and entrepreneurial spirit have produced dramatic results as it rapidly became the second largest privately owned Phoenix-based insurance broker. Milne Scali can provide the full range of services from the self-insured multinational client to the local sole proprietor. Milne Scali provides an extremely wide array of products and expertise, including but not limited to:

Business insurance such as property, liability, fleet auto, workers' compensation, errors and omissions, directors and officers, employment practices, crime and employee dishonesty, umbrella and excess, boiler and machinery, surety and bonds, flood and earthquake.

Risk management such as risk and loss control services, risk transfer analysis, risk consulting, risk management program design and implementation.

Group benefits insurance such as health, life, dental, disability, 401(k)s and SEPs, prepaid legal, key man protection, buy/sell protection, estate and business continuation.

Association and affinity group insurance programs such as group auto and homeowners, benefit plans, product liability programs, workers' compensation groups, self-insured pools, risk retention groups, captive and rent-a-captive operations.

Personal lines such as homeowners and renters, personal articles floater, automobile, watercraft, aircraft, flood and earthquake, umbrella and life.

Milne Scali starts by examining customer current programs and policies - analyzing the classifications, the coverage and the price. Its years of experience and knowledge of the insurance industry and of its competitors helps Milne Scali to identify and solve problems customers may have never known existed - until it was too late. Milne Scali's objective is to reduce customer cost of risk. Its clients think of Milne Scali as problem solvers, not problem finders. Every one of Milne Scali's professionals is committed to making customer lives easier rather than complicating it with endless forms. Milne Scali is committed to enhancing customer progress by producing bonds and proof of coverage when customers need them. It prides itself on delivering the fastest response in the industry to customer insurance needs without sacrificing quality or value. Above all, the difference Milne Scali offers is the relationship-driven service that always puts customer needs first. Milne Scali knows that care and attention bring its clients back year after year. Care and attention, along with problem solving, is the Milne Scali difference.

BNC Insurance also has a long history of providing insurance brokerage services as the genesis of the company had its roots back in the late 1800's. What is now BNC Insurance is the culmination of multiple insurance agency beginnings; some of them with what are today some of the largest financial institutions in the country. BNC Insurance also provides a wide range of commercial and personal lines of insurance and can look to Milne Scali to assist in providing expertise and insurance coverage and risk management products and services beyond what was available to customers prior to our acquisition of Milne Scali.

The insurance segment will typically have its strongest performance in the first quarter of each fiscal year as contingency payments from insurance carriers are generally received during that quarter. Our insurance segment has offices in the following major cities: Phoenix, Tucson, Minneapolis and Bismarck. The Minneapolis office was opened during 2003 and the Tucson office (IASW) was acquired on December 31, 2003.

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

Attractive     Markets.     We    operate    in    three    distinct    markets:
Tempe-Phoenix-Scottsdale and Tucson, Arizona; Minneapolis-St. Paul, Minnesota; and Bismarck-Mandan, North Dakota and surrounding communities (Crosby, Ellendale, Garrison, Kenmare, Linton, Stanley and Watford City). While these areas have very different fundamentals, each enjoys a solid economic base and what we believe are compelling long-term growth dynamics. To ensure that we maintain a sharp focus on each market area, we recently added a market president in each of our major markets: Arizona, Minnesota and North Dakota.

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

The Twin Cities area is home to a large and growing population, with a tight labor market and robust construction. The U.S. census estimates that the area's population will rise by more than 900,000 by 2030, driving business formation and residential construction over the long term. Key growth industries currently include electronics manufacturing, healthcare, education and food processing. Banking is the primary segment operating in the Minneapolis-St. Paul area with some brokerage and insurance activities also conducted in the market.

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

As of December 31, 2003, 31 percent of our loans were to borrowers located in North Dakota, 29 percent to borrowers located in Arizona, 28 percent to borrowers located in Minnesota, 8 percent to borrowers located in South Dakota and the remainder to borrowers in various other states. Other than brokered certificates of deposit and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area.

The following table presents total deposits and net loans outstanding at each of our locations as of December 31, 2003 (in thousands):

                                                   Total         Net Loans
                     Location                    Deposits        Outstanding(1)
------------------------------------------    --------------    ---------------
  Bismarck, ND..........................           $122,669           $103,004
  Crosby, ND............................             16,604                250
  Ellendale, ND.........................             10,437                450
  Garrison, ND..........................             15,185                506
  Kenmare, ND...........................             10,981                133
  Linton, ND............................             42,794              8,958
  Minneapolis, MN.......................             39,955             81,090
  Phoenix, AZ...........................             15,582             65,659
  Scottsdale, AZ........................             39,716             11,734
  Stanley, ND...........................             16,943                819
  Tempe, AZ.............................             23,396             11,376
  Watford City, ND......................             10,196                 84
  Brokered deposits.....................             18,579                 --
  National market deposits..............             12,905                 --
                                              --------------    ---------------
     Total .............................           $395,942           $284,063
                                              ==============    ===============

------------------
(1) Before allowance for credit losses, unearned income and net unamortized deferred fees and costs.


Strengthening Financial Performance. In 2003, we demonstrated the value of our financial management strategies. The results of our efforts to diversify our sources of revenue, and in particular the decision to expand our insurance business through the Milne Scali acquisition, drove an 88.5 percent year-over-year increase in earnings.

Determined Management Team. We believe our financial and operational accomplishments during 2003 are, in large measure, a reflection of our determination to enhance shareholder value. The determination to invest in the future continued to contribute to a highly profitable insurance agency business and the creation of a growing presence in the Arizona and Minnesota markets. We believe a determined focus on achieving excellence in business - through superior service, a consistent vision and prudent financial management - should continue to yield positive results in the years to come.

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

Competition

The deregulation of the banking industry and the availability of nationwide interstate banking have increased the level of competition in our already intensely competitive market areas. The increasingly competitive environment is a result of changes in regulation, technology and product delivery systems and the pace of consolidation among financial services providers. The Bank and its subsidiaries compete for deposits, loans, insurance and brokerage, trust and financial services as well as customers with numerous providers of similar products and services. Principal competitors include multi-regional financial institutions as well as large and small thrifts, independent banks, credit unions, many national and regional brokerage companies, mortgage companies, insurance companies, finance companies, money market funds and other non-bank financial service providers. Some of these competitors are much larger in total assets and capitalizations, including the availability of larger legal lending limits, have greater access to capital markets and offer a broader range of financial services than BNC. In addition, some of the nonbank financial institutions that compete with us are not subject to the extensive Federal regulations that govern our operations.

In order to compete with other financial services providers, the Bank and its subsidiaries principally rely on local promotional activities, personal relationships established by officers, directors and employees with their customers, specialized services tailored to meet the needs of the communities served and cross-selling efforts among the various segments within our organization. We believe that many of our competitors have emphasized retail banking and financial services for large companies, leaving the small- and mid-sized business market underserved. This has allowed us to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and our future profitability will depend on our ability to continue to compete successfully in our market areas.

Supervision and Regulation

General. BNCCORP and the Bank are extensively regulated under Federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors and the Federal deposit insurance funds, not investors in the securities of BNCCORP. From time to time, legislation, as well as regulation, is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies.

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

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. At December 31, 2003, the Bank exceeded the required ratios for classification as well capitalized.

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

Dividend Restrictions. Dividends from bank subsidiaries often constitute a principal source of income to a bank holding company. Federal rules limit a bank's ability to pay dividends to its parent bank holding company in excess of amounts generally equal to the bank's net profits from the current year plus retained net profits for the preceding two years or if the payment would result in the bank being considered "undercapitalized" under regulatory capital guidelines. Bank regulatory agencies also have authority to prohibit a bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. At December 31, 2003 approximately $12.3 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income areas. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The Federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities of the Bank. A Bank's compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on its lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." As a result of its most recent CRA assessment, the Bank was rated satisfactory under this rating system.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2003 at approximately $0.00385 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act signed into law on November 12, 1999 (the "Financial Modernization Act") expanded the powers of banks and bank holding companies to sell any financial product or service, closed the unitary thrift loophole, reformed the Federal Home Loan Bank ("FHLB") System to increase community banks' access to loan funding, protected banks from discriminatory state insurance regulation and established a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The Financial Modernization Act also included new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties. We have reviewed implementing regulations and other guidance issued by bank regulatory agencies in response to the Financial Modernization Act and have established policies, procedures and programs required or recommended by such regulations and guidelines.

USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act of 2001 (the "Patriot Act") is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations including: due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons; standards for verifying customer identification at the time of account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and; filing of suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations. The impact on bank operations from the Patriot Act will ultimately depend on the form those issued and pending regulations ultimately take.

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

Employees

At December 31, 2003, we had 302 employees, including 291 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory. Approximate employees by segment were as follows as of December 31, 2003: banking, 163; insurance, 129; and brokerage/trust/financial, 10.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

Failure to successfully execute our growth, operating and cross-selling strategies can negatively impact our profitability. Our financial performance and profitability depends on our ability to execute our corporate growth, operating and cross-selling strategies. Future acquisitions and continued growth can present operating and other issues that could have an adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our banking and financial services philosophies, including our efforts to cross-sell our various products and services, which were described earlier. Therefore, there can be no assurance that we will be able to execute our growth and operating strategies or maintain any particular level of profitability.

Regional presences, related economic conditions and credit concentrations could adversely affect our operating results. Although our operations are presently somewhat geographically dispersed, our focus in the Arizona, Minnesota and North Dakota regions could adversely affect our results of operations if economic and business conditions in any of these regions were to exhibit weaknesses. A prolonged decline in economic or business conditions in our market areas, in particular in those industries in which we have credit concentrations, could have a material impact on the quality of our loan portfolio or the demand for our other products and services, which in turn may have a material adverse effect on our results of operations. Weakening in the national economy might further exacerbate local or regional economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

Changes in market interest rates can significantly impact our earnings. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and investment securities, rates paid on deposits and borrowings and the value of our derivative contracts and their associated impact on earnings. The relationship between the interest income received on loans and investment securities and interest expense paid on deposits and borrowings is known as net interest income. The level of net interest income can fluctuate given changes in market interest rates. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Changes in market interest rates can directly influence the performance of our insurance segment. Interest rate movements directly affect insurance company investment in bonds and, as a result, the rates they subsequently charge for insurance policies. A rising interest rate environment increases investment returns for insurers and generally allows those insurers to compete more aggressively with lower insurance rates. During the past three years, interest rates have been low and insurance rates were up. Over the next several years, interest rates could move up and lower insurance rates would be expected, which in turn would create lower premiums and commissions. We cannot predict, with any degree of certainty, interest rate developments, and the resulting impact on insurance premiums and commissions, in future periods.

Government regulation can result in limitations on our operations. The financial services industry is extensively regulated. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. Such regulations can at times impose significant limitations on our operations. Additionally, these regulations are constantly evolving and may change significantly over time. Significant new laws, such as those issued in recent years, or changes in or repeal of existing laws may cause our results to differ materially. Further, Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects interest rate and credit conditions, which are material considerations for us.

Competition from other financial services providers could adversely impact our results of operations. The banking and financial services business is highly competitive. We face competition in making loans, attracting deposits and providing insurance, brokerage, trust and other financial services. Increased competition in the banking and financial services businesses may reduce our market share, impair our growth or cause the prices we charge for our services to decline. Our results of operations may differ in future periods depending upon the level and nature of competition we encounter in our various market areas.

Failure to perform on behalf of borrowers, guarantors and related parties exposes us to risk of loss that can materially adversely affect our results of operations. We encounter significant sources of risk from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans, commitments or letters of credit. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and methodological review and analysis of the allowance for credit losses. We believe these processes and procedures are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations. Additionally, as noted earlier, the performance of borrowers, guarantors and related parties can be negatively impacted by prevailing economic conditions over which we have no control. Such negative impacts on these parties could also materially adversely affect our results of operations.

Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset's impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Further information regarding intangible assets is presented in Note 9 to the Consolidated Financial Statements included under Item 8 of Part II.

Item 2.  Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The Bank owns the building. The principal office of the Bank is located at 2425 East Camelback Road, Phoenix, Arizona, which it is leasing. The Bank owns branch offices at 219 South 3rd Street and 801 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. The Bank also owns a branch office at 17045 North Scottsdale Road, Scottsdale, Arizona. It also owns its banking facilities in Crosby, Ellendale, Kenmare, Linton, Stanley and Watford City, North Dakota. During 2003, the Bank purchased a facility in Golden Valley, Minnesota. The facility will be an additional branch office of the Bank and is expected to commence operations during 2004. In February 2004, the Bank also purchased properties at 6501 East Grant and 6515 East Grant in Tucson, Arizona. We anticipate construction of a banking branch at 6515 East Grant to commence during late 2004 or early 2005 and the 6501 East Grant property is expected to be occupied by insurance personnel, primarily personnel from IASW.

The Bank's  facilities  at 502 West Main Street  (Mandan)  and  Garrison,  North
Dakota are leased. The facilities occupied by the Bank, BNC AMI and BNC Insurance at 333 South Seventh Street, Minneapolis, Minnesota, and the Bank's facilities at 640 and 660 South Mill Avenue, Tempe, Arizona, along with 2425 East Camelback Road, Phoenix, Arizona are also leased.

Milne Scali occupies four locations in Arizona: 1750 East Glendale Avenue, Phoenix, 660 South Mill Avenue, Tempe, 2400 East Highway 89A, Cottonwood and 6751 East Camino Principal, Tucson. The Bank owns the property in Phoenix and the remaining three facilities are presently leased.

We believe that all owned and leased properties are well maintained and considered in good operating condition. They are believed adequate for the Company's present operations; however, future expansion could result in the leasing or construction of additional facilities. We do not anticipate any difficulty in renewing our leases or leasing additional suitable space upon expiration of present lease terms. See Note 27 to the Consolidated Financial Statements included under Item 8 of Part II for additional information concerning our present lease commitments.


Item 3.  Legal Proceedings

BNCCORP, Inc. v. Kenneth Hilton Johnson, No. 309299 on the Docket of the United States District Court for the Northern District of Illinois, Eastern Division. In December 2003, we filed suit against Kenneth Hilton Johnson under Section 16(b) of the Exchange Act, as amended. Mr. Johnson is the beneficial owner of more than 10 percent of our common stock. We seek to recover at least $98,179.45 plus interest in profits made by Mr. Johnson in connection with profitable purchase and sales transactions of our common stock within the same six- month period. As of March 9, 2004, Mr. Johnson had not filed an answer to the lawsuit. On December 31, 2003, Mr. Johnson's attorney tendered a check to us in an apparent attempt to settle the suit. We have requested, as a condition of dismissal, an affidavit from Mr. Johnson or his broker(s) stating that the Form 4's filed as exhibits to our complaint reflect all of Mr. Johnson's trades in our common stock during the period covered by the complaint and that the amount tendered to us reflects the sum of all of the shortswing profits that Mr. Johnson owes to the Company under Section 16(b), as of the date of any dismissal of the lawsuit. As of March 9, 2004, we had not received the requested affidavit. If we actually receive this affidavit, we will consider accepting the amount tendered in settlement and dismissal of the lawsuit. Otherwise, we will recover the full amount due to us by Mr. Johnson under Section 16(b).

From time to time, we may be a party to legal proceedings arising out of our lending, deposit operations or other activities. We engage in foreclosure proceedings and other collection actions as part of our loan collection activities. From time to time, borrowers may also bring actions against us, in some cases claiming damages. Some financial services companies have been subjected to significant exposure in connection with litigation, including class action litigation and punitive damage claims. While we are not aware of any such actions or allegations that should reasonably give rise to any material adverse effect, it is possible that we could be subjected to such a claim in an amount that could be material. Based upon a review with our legal counsel, we believe that the ultimate disposition of such pending litigation will not have a material effect on our financial condition, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

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

                                 2003                        2002
                       -------------------------   ---------------------------
    Period                 High          Low           High            Low
                       -----------   -----------   ------------    -----------
   First Quarter......    $11.10        $7.00         $8.90         $7.28
   Second Quarter.....     13.49        10.64          8.60          7.47
   Third Quarter......     15.25        12.23          7.75          5.49
   Fourth Quarter.....     19.20        14.62          8.03          5.25

On March 5, 2004, there were 102 record holders of the Company's Common Stock as reported by the Company's stock transfer agent and registrar, American Stock Transfer & Trust Company.

BNCCORP's policy is to retain its earnings to support the growth of its business. Our board of directors has never declared cash dividends on our Common Stock and does not plan to do so in the foreseeable future. In making the determination to pay dividends, we will consider all relevant factors including, among other things, our capital position and current tax law as it relates to the treatment of dividends. "Supervision and Regulation - Dividend Restrictions" included under Item 1 of Part I discusses regulatory restrictions on dividends payable by the Bank to BNCCORP.

Pursuant to an Asset Purchase and Sale Agreement, on December 31, 2003, BNCCORP issued 12,701 shares of its Common Stock to IASW in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of IASW. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Equity-Based Compensation Plans. The following table summarizes information relative to our equity-based compensation plans as of December 31, 2003:

                                              (a)                            (b)                            (c)
                                   --------------------------      ----------------------    ----------------------------------
                                                                                               Number of securities remaining
                                    Number of securities to          Weighted-average            available for future issuance
                                    be issued upon exercise          exercise price of        under equity compensation plans
                                    of outstanding options,        outstanding options,       (excluding securities reflected
         Plan Category                warrants and rights           warrants and rights               in column (a))
-------------------------------    --------------------------      ----------------------    ----------------------------------
Equity compensation plans
approved by security holders                173,285                       $10.41                          134,151
-------------------------------    --------------------------      ----------------------    ----------------------------------
Equity compensation plans not
approved by security holders                  N/A                           N/A                             N/A

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the historical audited consolidated financial statements of the Company. The Consolidated
Balance Sheets as of December 31, 2003, 2002 and 2001, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the four years in the period ended December 31, 2003 were audited by KPMG LLP, independent public accountants. The Consolidated Balance Sheet as of December 31, 1999 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for the one year period ended December 31, 1999 were audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The financial data below should be read in conjunction with and is qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.

The adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") in 2003, which requires that the expense associated with BNCCORP's subordinated debentures be included in interest expense, is reflected in all applicable periods in the table below. The data presented in the table below includes the financial performance of Milne Scali since its acquisition in April 2002. Additionally, the financial performance of the Bank's Fargo, North Dakota branch (which was sold on September 30, 2003) and BNC Financial Corporation, Inc. (which was sold on December 31, 1999) is not reflected in the data below. All data presented is from continuing operations as of and for all periods presented.

                           Selected Financial Data (1)

                                                                         For the Years Ended December 31,
                                                   --------------------------------------------------------------------------
                                                      2003           2002           2001            2000            1999
                                                   -----------    ------------   ------------   -------------   -------------
                                                              (dollars in thousands, except share and per share data)
Income Statement Data:
Total interest income.............................  $  28,646       $  31,818      $  37,586       $  40,658       $  28,535
Total interest expense............................     15,268          18,736         24,033          27,679          16,438
                                                   -----------    ------------   ------------   -------------   -------------
Net interest income...............................     13,378          13,082         13,553          12,979          12,097
Provision for credit losses.......................      1,475           1,202          1,699           1,202           1,138
Noninterest income................................     20,812          16,296          8,714           7,683           6,028
Noninterest expense...............................     27,290          25,329         18,182          15,821          17,435
Income tax provision (benefit)....................      1,581             822            691           1,183            (193)
                                                   -----------    ------------   ------------   -------------   -------------
Income (loss) from continuing operations..........  $   3,844       $   2,025      $   1,695       $   2,456       $    (255)
                                                   ===========    ============   ============   =============   =============
Balance Sheet Data: (at end of period)
Total assets......................................  $ 621,477       $ 602,228      $ 555,967       $ 547,447       $ 445,232
Investments.......................................    262,568         208,072        211,801         253,566         145,349
Federal Reserve Bank and Federal Home Loan Bank
     stock........................................      7,596           7,071          7,380           9,619           5,643
Loans, net of unearned income.....................    283,555         335,794        297,924         252,753         254,009
Allowance for credit losses.......................     (4,763)         (5,006)        (4,325)         (3,588)         (2,872)
Total deposits....................................    395,942         398,245        375,277         330,894         316,772
Short-term borrowings.............................     31,833          28,120            760          33,228           2,200
Federal Home Loan Bank advances...................    112,200          97,200        117,200         117,200          86,500
Long-term borrowings..............................      8,640           8,561             13          12,642          14,470
Guaranteed preferred beneficial interests in
     Company's subordinated debentures............     22,397          22,326         22,244           7,606              --
Common stockholders' equity.......................     38,686          36,223         30,679          29,457          23,149
Book value per common share outstanding...........  $   14.07       $   13.41      $   12.79       $   12.30       $    9.65
Earnings Performance / Share Data (1):
Return on average total assets....................      0.64%           0.36%          0.31%           0.47%         (0.07)%
Return on average common stockholders' equity.....      9.92%           5.77%          5.51%          10.02%         (1.22)%
Net interest margin...............................      2.47%           2.51%          2.63%           2.65%           3.38%
Net interest spread...............................      2.29%           2.29%          2.25%           2.35%           3.07%
Basic earnings (loss) per common share (1)........  $    1.38       $    0.74      $    0.71       $    1.02       $  (0.11)
Diluted earnings (loss) per common share (1)......  $    1.35       $    0.74      $    0.70       $    1.02       $  (0.11)
Cash dividends per common share...................         --              --             --              --              --
Cash dividends per preferred share................  $  800.00       $  526.67             --              --              --
Total cash dividends - preferred stock............  $     120       $      79             --              --              --
Average common shares outstanding.................  2,705,602       2,611,629      2,395,353       2,397,356       2,406,618
Average common and common equivalent shares.......  2,764,816       2,628,798      2,421,113       2,398,553       2,407,018
Shares outstanding at yearend.....................  2,749,196       2,700,929      2,399,170       2,395,030       2,399,980
Balance Sheet and Other Key Ratios (1):
Nonperforming assets to total assets..............      1.28%           1.27%          0.80%           0.12%           0.64%
Nonperforming loans to total loans................      2.80%           2.27%          1.47%           0.23%           0.65%
Net loan charge-offs to average loans.............    (0.56)%         (0.17)%        (0.33)%         (0.20)%         (0.46)%
Allowance for credit losses to total loans........      1.68%           1.49%          1.45%           1.42%           1.13%
 Allowance for credit losses to
    nonperforming loans...........................        60%             66%            99%            619%            173%
Average common stockholders' equity to average
    total assets..................................      6.25%           5.93%          5.64%           4.71%           5.48%

-------------------------
(1) From continuing operations for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table summarizes income from continuing operations, net income and basic and diluted earnings per share for the 12 months ended December 31 (amounts in thousands):

                                           2003           2002          2001
                                      -------------  -------------  ------------
Income from continuing operations..... $   3,844       $   2,025     $  1,695
Net income............................     3,844           2,039        1,245
Basic earnings per common share.......      1.38            0.75         0.52
Diluted earnings per common share.....      1.35            0.75         0.51

Executive Summary - 2003 vs. 2002. Strategic initiatives we pursued in recent years, including diversifying our sources of business, focusing on what we believe are attractive and growing core markets and managing for long-term stockholder value generated favorable results in 2003. The following information highlights key developments during 2003.

o 2003 net income rose 88.5 percent, to $3.84 million ($1.35 per share on a diluted basis) compared with $2.04 million ($0.75 per share) for 2002.

o    Our  insurance   segment  provided  a  significant   contribution  to  2003
     profitability.

o Noninterest income rose to 60.9 percent of gross revenues in 2003 compared with 55.5 percent in 2002.

o Noninterest income increased 27.7 percent in 2003 to $20.81 million compared with $16.30 million in 2002.

o Insurance commission income accounted for $14.57 million, or 70.0 percent of noninterest income, compared with $8.98 million, or 55.1 percent, in 2002 with 2003 representing a full year of contribution from Milne Scali, acquired in April 2002.

o Our trust and financial services division recorded a $488,000 fee for coordinating the sale of two companies.

o Net interest income in 2003 remained relatively flat at $13.38 million compared with $13.08 million in 2002. Included in net interest income were mark-to-market losses on the value of derivative contracts totaling ($80,000) in 2003 and ($779,000) in 2002.

o Net interest margin narrowed to 2.47 percent in 2003 compared with 2.51 percent in 2002. Adoption of SFAS 150 required interest associated with BNCCORP's subordinated debentures to be reflected as interest expense. All prior periods have been reclassified to reflect this change.

o Noninterest expense rose 7.7 percent to $27.29 million for 2003 compared with $24.33 million for 2002. The increase primarily reflected costs associated with expanded banking and insurance operations in Arizona, actions expected to support increased operating levels in 2004.

o Total assets reached $621.45 million at December 31, 2003 compared with $602.23 million one year earlier.

o Total loans decreased 15.6 percent in 2003, to $283.56 million. Loan volume was impacted by planned loan reductions, completion of some financed commercial real estate projects and slower loan demand that was reflective of economic conditions.

o The provision for credit losses in 2003 was $1.48 million compared with $1.20 million in 2002.

o Loan charge-offs were $1.82 million in 2003 compared with $657,000 in 2002. $1.3 million of the 2003 charge-offs related to one commercial contractor.

o The allowance for credit losses as a percentage of total loans at December 31, 2003 was 1.68 percent compared with 1.45 percent one year earlier. The ratio of the allowance for credit losses to total nonperforming loans was 60 percent at December 31, 2003 compared with 66 percent one year earlier.

o We had $7.95 million of nonperforming loans at December 31, 2003 compared with $7.63 million one year earlier. During January 2004, a $4.5 million loan (reflected as a nonperforming loan at December 31, 2003) was paid in full, including accrued interest. A $2.2 million nonperforming loan is expected to be resolved during the second quarter of 2004. These developments should result in much-improved asset quality moving forward into 2004.

o Investment securities available for sale increased 26.2 percent in 2003, to $262.57 million as investments were increased to maintain an acceptable earning asset portfolio despite the reduction in loan volume.

o Core deposits increased $24.89 million or 7.3 percent during 2003. The growth was primarily attributable to our Arizona market as we continued to see demand for our Wealthbuilder family of deposit products.

o Brokered and national market certificates of deposit decreased $27.21 million during 2003.

o Reflecting continued success of our expansion into new markets, the Arizona operations of the Bank accounted for approximately 31.2 percent of total loans and 19.9 percent of total deposits at December 31, 2003.

o Total common stockholders' equity was approximately $38.69 million at December 31, 2003, equivalent to book value per common share of $14.07 (tangible book value per common share of $5.54).

During 2003, we continued to take actions which we believe will strengthen the performance of our core businesses.

In banking, we opened our Scottsdale branch office, relocated our East Camelback office in Phoenix to a more prominent and visible location, acquired property for a branch office in Golden Valley, Minnesota and acquired a mortgage banking operation.

In insurance, the acquisition of IASW in December 2003 will help to increase the volume of our insurance business.

We believe that we have achieved our goal of building a diversified business base, which has long been a cornerstone of our strategy. We believe each of our core businesses is well defined and well positioned to serve the needs of our customers, while contributing to our long-term corporate financial performance and share value creation.

We believe that our record financial performance in 2003 provides a meaningful indication of our earnings potential. Looking ahead to 2004, we hope to continue to derive benefits from our investments in expanding our banking and insurance operations, and implementing programs to encourage cross-selling across all of our business lines.

Executive Summary - 2002 vs. 2001. The following information highlights key developments during 2002.

o Net income rose 63.8 percent, to $2.04 million ($0.75 per common share on a diluted basis) compared with $1.25 million ($0.51 per share) in 2001.

o Our insurance segment made a strong contribution to 2002 profitability with the acquisition of Milne Scali in April 2002.

o Noninterest income rose to 55.5 percent of gross revenues in 2002 compared with 39.1 percent in 2001.

o Noninterest income increased 87.0 percent in 2002, to $16.30 million compared with $8.71 million in 2001.

o Insurance commission income accounted for $8.98 million, or 55.1 percent, of noninterest income, compared with $1.89 million, or 21.7 percent, in 2001.

o Net interest income in 2002 remained relatively flat at $13.08 million compared with $13.55 million in 2001. Included in net interest income were mark-to-market losses on the value of derivative contracts totaling ($779,000) in 2002 and ($184,000) in 2001.

o Net interest margin narrowed to 2.51 percent in 2002 compared with 2.63 percent in 2001.

o Noninterest expense rose 39.3 percent, to $25.33 million, for 2002 compared with $18.18 million for 2001. The 2002 increase primarily reflected our expanded banking and insurance operations in Arizona, including the acquisition of Milne Scali in April, 2002, and the winding down of the Fargo office of BNC AMI.

o Total assets were $602.23 million at December 31, 2002 compared with $585.06 million one year earlier.

o Total loans increased $37.87 million, or 12.7 percent, to $335.79 million at the end of 2002.

o The provision for credit losses in 2002 was $1.20 million compared with $1.70 million in 2001.

o    Loan charge-offs were $657,000 in 2002 compared with $1.27 million in 2001.

o The allowance for credit losses as a percentage of total loans at December 31, 2002 was 1.49 percent compared with 1.45 percent one year earlier. The ratio of the allowance for credit losses to total nonperforming loans was 66 percent at December 31, 2002 compared with 99 percent one year earlier.

o We had $7.63 million of nonperforming loans at December 31, 2002 compared with $4.38 million one year earlier.

o Total deposits rose 6.1 percent to $398.25 million at December 31, 2002 compared with $375.28 million one year earlier.

o Total common stockholders' equity was approximately $36.22 million at December 31, 2002, equivalent to book value per common share of $13.41 (tangible book value per common share of $5.60).

o Net unrealized gains in our investment portfolio at December 31, 2002 were nearly $4.4 million.

During 2002, we also undertook a series of actions to sharpen the focus and strengthen the performance of each of our three core businesses: banking, insurance and brokerage/trust/financial services.

In banking, we sold our Fargo, North Dakota branch allowing us to redeploy our resources in markets we believe present greater potential for profitability.

In insurance, the acquisition of Milne Scali in the second quarter of 2002 significantly increased the scale of our insurance business.

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

           Analysis of Average Balances, Interest and Yields/Rates (1)

                                                                            For the Years ended December 31,
                                   -----------------------------------------------------------------------------------------------
                                                2003                            2002                            2001
                                   ------------------------------- -------------------------------  ------------------------------
                                              Interest   Average               Interest  Average                Interest  Average
                                    Average    earned    yield or   Average     earned    Yield      Average     earned    yield
                                    balance   or paid      cost     balance    or paid   or cost     balance    or paid   or cost
                                   ---------- ---------  --------- ----------  --------- ---------  ----------  --------  --------
                                                                       (dollars in thousands)
Assets
 Federal funds sold/interest
  -bearing due from.............  $  1,447   $     11      0.76%   $  3,795     $    66     1.74%    $  1,830   $    50     2.73%
 Taxable investments............   203,051      7,803      3.84%    193,972       9,997     5.15%     206,572    12,716     6.16%
 Tax-exempt investments.........    32,982      1,535      4.65%     19,979         977     4.89%      16,452       829     5.04%
 Loans and leases (2)...........   308,115     19,297      6.26%    307,227      20,778     6.76%     293,716    23,991     8.17%
 Allowance for credit losses....    (4,909)        --                (4,579)         --                (4,153)       --
                                  ---------- ---------             ----------  ---------            ----------  --------
   Total interest-earning
    assets (3)..................   540,686     28,646      5.30%    520,394      31,818     6.11%     514,417    37,586     7.31%
 Noninterest-earning assets:
     Cash and due from banks....    11,733                           13,706                            11,997
     Other......................    48,249                           34,946                            19,388
                                  ----------                       ----------                       ----------
 Total assets from continuing
  operations....................   600,668                          569,046                           545,802
 Assets from discontinued
  Fargo branch..................        --                           22,258                            22,270
                                  ----------                       ----------                       ----------
           Total assets.........  $600,668                         $591,304                          $568,072
                                  ==========                       ==========                       ==========

Liabilities and Stockholders'
  Equity
 Deposits:
   Interest checking and
    money market accounts.......  $186,796      2,189      1.17%   $174,108       2,849     1.64%    $147,775     4,669     3.16%
    Savings.....................     6,052         51      0.84%      4,511          39     0.86%       3,758        56     1.49%
 Certificates of deposit:
   Under $100,000...............    94,820      3,012      3.18%    104,964       4,068     3.88%      98,639     5,280     5.35%
   $100,000 and over............    55,928      2,186      3.91%     73,639       3,286     4.46%      73,806     4,248     5.76%
                                  ---------- ---------             ----------  ---------            ----------  --------
 Total interest-bearing
  deposits......................   343,596      7,438      2.16%    357,222      10,242     2.87%     323,978    14,253     4.40%

  Borrowings:
    Short-term borrowings.......    21,942        382      1.74%      7,799         141     1.81%      10,206       441     4.32%
    FHLB advances...............   111,777      5,333      4.77%     97,711       6,214     6.36%     118,705     7,185     6.05%
   Long-term borrowings.........     8,623        387      4.49%      6,063         310     5.11%       8,378       777     9.27%
   Subordinated debentures......    22,141      1,728      7.80%     22,056       1,829     8.29%      13,542     1,377    10.17%
                                  ---------- ---------             ----------  ---------            ----------  --------
  Total interest-bearing
   liabilities..................   508,079     15,268      3.01%    490,851      18,736     3.82%     474,809    24,033     5.06%
    Noninterest-bearing
     demand accounts............    40,022                           33,951                            28,474
                                  ----------                       ----------                       ----------
          Total deposits and
        interest-bearing
        liabilities.............   548,101                          524,802                           503,283
Other noninterest-bearing
  liabilities...................    13,542                           11,336                             8,765
Liabilities from discontinued
  Fargo branch..................        --                           20,476                            24,654
                                  ----------                       ----------                       ----------
          Total liabilities.....   561,643                          556,614                           536,702
Stockholders' equity............    39,025                           34,690                            31,370
                                  ----------                       ----------                       ----------
      Total liabilities and
        stockholders' equity....  $600,668                         $591,304                          $568,072
                                  ==========                       ==========                       ==========
Net interest income.............             $ 13,378                           $13,082                         $13,553
                                             =========                         =========                        ========

Net interest spread.............                           2.29%                            2.29%                           2.25%
                                                          =========                       =========                       ========
Net interest margin (4).........                           2.47%                            2.51%                           2.63%
                                                          =========                       =========                       ========
   Ratio of average
    interest-earning assets
    to average interest-bearing
    liabilities.................   106.42%                          106.02%                           108.34%
                                  ==========                      ==========                        ==========

--------------------
(1) From continuing operations for all periods presented.

(2) Average balances of loans and leases include nonaccrual loans and leases, and are presented net of unearned income. Loan fee amortization totaling approximately $1.5 million, $1.3 million and $812,000 is included in loan interest income for the 12-month periods ended December 31, 2003, 2002 and 2001, respectively.

(3) Tax-exempt income has not been presented on a taxable equivalent basis. Tax-exempt income of $1.5 million, $982,000 and $840,000 was recognized during the years ended December 31, 2003, 2002 and 2001, respectively.

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

                 Analysis of Changes in Net Interest Income (1)
                                                                           For the Years Ended December 31,
                                                       -------------------------------------------------------------------------
                                                               2003 Compared to 2002               2002 Compared to 2001
                                                       ------------------------------------  -----------------------------------
                                                             Change Due to                       Change Due to
                                                       --------------------------            ---------------------
                                                          Volume        Rate        Total      Volume      Rate        Total
                                                       ------------  ------------  --------  -----------  --------  ------------
                                                                                    (in thousands)
Interest Earned on Interest-Earning Assets
   Federal funds sold/interest-bearing due from........   $   (30)     $   (26)     $  (56)     $    24   $   (8)    $     16
   Investments.........................................     1,347       (2,982)     (1,635)        (533)  (2,038)      (2,571)
   Loans...............................................        60       (1,541)     (1,481)       1,172   (4,385)      (3,213)
                                                       ------------  ------------  --------  -----------  --------  ------------
      Total increase (decrease) in interest income.....     1,377       (4,549)     (3,172)         663   (6,431)      (5,768)
                                                       ------------  ------------  --------  -----------  --------  ------------
Interest Expense on Interest-Bearing Liabilities
   Interest checking and money market accounts.........       228         (888)       (660)       1,067   (2,887)      (1,820)
   Savings.............................................        13           (1)         12           16      (33)         (17)
   Certificates of Deposit:
      Under $100,000...................................      (368)        (688)     (1,056)         367   (1,579)      (1,212)
      $100,000 and over................................      (726)        (374)     (1,100)         (10)    (952)        (962)
   Short-term borrowings...............................       246           (5)        241          (87)    (213)        (300)
     FHLB advances.....................................     1,198       (2,079)       (881)      (1,361)     390         (971)
   Long-term borrowings................................       108          (31)         77         (178)    (289)        (467)
   Subordinated debentures.............................         7         (108)       (101)         639     (187)         452
                                                       ------------  ------------  --------  -----------  --------  ------------
   Total increase (decrease) in interest expense.......       706       (4,174)     (3,468)         453   (5,750)      (5,297)
                                                       ------------  ------------  --------  -----------  --------  ------------
   Increase (decrease) in net interest income..........   $   671      $  (375)     $  296      $   210   $ (681)    $   (471)
                                                       ============  ============  ========  ===========  ========  ============

(1) From continuing operations for all periods presented.

Year ended December 31, 2003 compared to year ended December 31, 2002. Net interest income increased $296,000, or 2.3 percent, and totaled $13.4 million for 2003. Net interest spread and net interest margin adjusted to 2.29 and 2.47 percent, respectively, for the 12-month period ended December 31, 2003 from 2.29 and 2.51, respectively, for the 12-month period ended December 31, 2002.

Net interest income for the 12-month periods ended December 31, 2003 and 2002 reflected mark-to-market losses on the value of derivative contracts totaling ($80,000) and ($779,000), respectively. Without the mark-to-market adjustments on these derivative contracts for the two periods, net interest margin would have been 2.49 percent for the 12 months ended December 31, 2003 and 2.66 percent for the 12 months ended December 31, 2002.

The remaining fair value of our interest rate cap contracts on December 31, 2003 was $56,000. Therefore, net interest income in future periods can only be negatively affected to that amount if the fair value of the contracts were required to be written to $0. If the fair value of the derivative contracts were to be increased in future periods due to increases in three-month LIBOR (the rate upon which our current cap contracts are based), this would have a favorable effect on net interest income in those future periods as favorable adjustments to the fair value of the contracts would be reflected as reduced interest expense.

The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin during 2003 as compared to 2002. Lettered explanations following the summary describe causes of the changes in these major factors.

                Net Interest Income Analysis - 2003 vs. 2002 (1)

                                                                   For the Years Ended
                                                                       December 31,                   Change
                                                                 -------------------------    -----------------------
                                                                    2003           2002
                                                                 ----------    -----------
                                                                   (amounts in millions)
Total interest income decreased................................    $  28.7      $    31.8        $ ( 3.1)       (10)%
   Due to:
      Decrease in yield on interest-earnings assets............      5.30%          6.11%         (0.81)%       (13)%
   Driven by:
      Decrease in yield on loans (a)...........................      6.26%          6.76%         (0.50)%        (7)%
      Decrease in yield on investments (b).....................      3.96%          5.13%         (1.17)%       (23)%
   The decreases in yield on interest-earning assets
      were Offset by:
      Increase in average earning assets.......................    $ 540.7      $   520.4        $   20.3          4%
   Driven by:
      Increase in average loans (c)............................    $ 308.1      $   307.2        $   0.9           0%
      Increase in average investments (d)......................    $ 236.0      $   214.0        $   22.0         10%

Total interest expense decreased...............................    $  15.3      $    18.7        $  (3.4)       (18)%
   Due to:
      Decrease in cost of interest-bearing liabilities.........      3.01%          3.82%         (0.81)%       (21)%
   Driven by:
      Decrease in cost of interest-bearing deposits (e)........      2.16%          2.87%         (0.71)%       (25)%
      Decrease in cost of borrowings (f).......................      4.76%          6.36%         (1.60)%       (25)%
   These decreases were coupled with:
      Increase in average interest-bearing liabilities.........    $ 508.1      $   490.9        $   17.2          4%
    Driven by:
      Increase in average borrowings (g).......................    $ 164.5      $   133.6        $   30.9         23%
    Offset by:
      Decrease in average interest-bearing deposits (h)........    $ 343.6      $   357.2        $  (13.6)       (4)%

---------------
(1)  From continuing operations for all periods presented.

(a) Our decreased loan yield is reflective of the lower interest rate environment during 2003. The lower rate environment was caused by several Federal Reserve reductions in the Federal funds target rate causing prime rate to decrease significantly during 2001 and continuing into 2002 and 2003. The daily average prime rate in 2003 was 4.12 percent as compared to
     4.68 percent for 2002. The lower prime rate caused floating rate loans to reprice at lower levels and new loans to be originated at interest rate levels lower than those originated in the prior period.

(b) The decreased yield on investments was also reflective of the lower interest rate environment during 2003.

(c) Average loans remained relatively stable during 2003 in spite of a significant decline in period end loans at December 31, 2003 versus December 31, 2002.

(d) Average investments increased in 2003 to maintain an acceptable average earning asset portfolio and related interest income. The increase in average investments in 2003 caused the mix in the earning asset portfolio to change resulting in downward pressure on net interest margin.

(e) The decrease in cost of interest-bearing deposits was reflective of the lower interest rate environment during 2003. Floating rate deposit accounts repriced at lower interest rate levels and certificates of deposit renewed or were originated at lower interest rate levels than those in the prior period.

(f) 2003 borrowing costs decreased due to the lower interest rate environment. The lower interest rates were reflected in decreased cost on our $15.0 million floating rate subordinated debentures, our $8.5 million floating rate loan, floating rate Federal funds purchased and repurchase agreements with customers.

(g) Average borrowings increased in 2003 due to higher average balances of Federal funds purchased, customer repurchase agreements and FHLB advances.

(h) Average deposits in 2003 decreased largely due to a $27.2 million reduction in brokered and national market certificates of deposit during the 12 months ended December 31, 2003.

Year ended December 31, 2002 compared to year ended December 31, 2001. Net interest income decreased $471,000, or 3.5 percent, to $13.1 million. Net interest spread and net interest margin adjusted to 2.29 and 2.51 percent, respectively, for the 12-month period ended December 31, 2002 from 2.25 and 2.63, respectively, for the 12-month period ended December 31, 2001.

Net interest income for the 12-month periods ended December 31, 2002 and 2001 reflected mark-to-market losses on the value of derivative contracts totaling ($779,000) and ($184,000), respectively. Without the mark-to-market adjustments on these derivative contracts for the two periods, net interest margin would have been 2.66 percent for the 12 months ended December 31, 2002 and 2.67 percent for the 12 months ended December 31, 2001.


The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin during 2002 as compared to 2001. Lettered explanations following the summary describe causes of the changes in these major factors.

                Net Interest Income Analysis - 2002 vs. 2001 (1)

                                                                          For the Years Ended
                                                                    December 31,                   Change
                                                              -------------------------    -----------------------
                                                                2002           2001
                                                              ----------    -----------
                                                               (amounts in millions)
Total interest income decreased.............................. $    31.8      $    37.6        $  (5.8)     (15)%

   Due to:
      Decrease in yield on earnings assets...................     6.11%          7.31%         (1.20)%     (16)%
   Driven by:
      Decreased yield on loans (a)...........................     6.76%          8.17%         (1.41)%     (17)%
      Decreased yield on investments (b).....................     5.13%          6.07%         (0.94)%     (15)%
    The decreased yields were offset by:
      Increased average earning assets ...................... $   520.4      $   514.4        $    6.0        1%
   Driven by:
      Increase in average loans (c).......................... $   307.2      $   293.7        $   13.5        5%
   Offset by:
      Decrease in average investments (d).................... $   214.0      $   223.0        $  (9.0)      (4)%


Total interest expense decreased............................. $    18.7      $    24.0        $  (5.3)     (22)%
   Due to:
      Decrease in cost of interest-bearing liabilities.......     3.82%          5.06%         (1.24)%     (25)%
   Driven by:
      Decrease in cost of interest-bearing deposits (e)......     2.87%          4.40%         (1.53)%     (35)%
      Decrease in cost of borrowings (f).....................     6.36%          6.48%         (0.12)%      (2)%
   These decreases in cost of interest-bearing liabilities
      were offset by:
      Increase in average interest-bearing liabilities....... $   490.9      $   474.8        $   16.1        3%
   Driven by:
      Increase in average interest-bearing deposits (g)...... $   357.2      $   324.0        $  33.2        10%
   Offset by:
      Decrease in average borrowings (h)..................... $   133.6      $   150.8        $ (17.2)     (11)%

--------------------

(1)  From continuing operations for all periods presented.

(a) Our decreased loan yield is reflective of the significantly lower interest rate environment during 2002. The lower rate environment was caused by several Federal Reserve reductions in the Federal funds target rate causing prime rate to decrease significantly during 2001 and continuing into 2002. The daily average prime rate in 2002 was 4.68 percent as compared to 6.91 percent in 2001. The lower prime rate caused floating rate loans to reprice at lower levels and new loans to be originated at interest rate levels lower than those originated in the prior period.

(b) The decreased yield on investments was also reflective of the lower interest rate environment during 2002.

(c) The increase in average loans was driven primarily by loan growth in the Arizona and Minnesota markets.

(d) Average investments declined in 2002 as the portfolio was restructured to better manage our capital, shift our earning asset mix from investments to loans and establish the proper forward-looking risk/reward profile for the investment portfolio.

(e) The decrease in cost of interest-bearing deposits was reflective of the lower interest rate environment during 2002. Floating rate deposit accounts repriced at lower levels and certificates of deposit renewed or were originated at lower interest rate levels than those in the prior period.

(f) Borrowing costs decreased due to the lower rate environment during 2002, the payoff of our 8 5/8 percent subordinated notes during 2001 and the adjustment of the $15.0 million floating rate subordinated debentures in response to the lower rates in 2002.

(g) Average interest-bearing deposits increased largely due to increases in the volume of our Wealthbuilder interest checking and money market accounts originating primarily in our Arizona and Minnesota markets.

(h) Average borrowings decreased due to lower averages of short-term borrowings, the pay down of $20.0 million of FHLB advances in early 2002, a continued shift in our funding base from borrowings to core deposits and the retirement of our subordinated notes, which were outstanding through August 31, 2001.

Net interest income and margin in future periods may be impacted by several factors. Changes in net interest income are dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the movement of interest rates and the level of nonperforming assets. Achieving net interest margin growth is dependent on our ability to generate higher-yielding assets and lower cost funding sources such as deposits and borrowings. If variable index rates, such as the prime rate, were to decline, we could experience compression of our net interest margin depending upon the timing and amount of any reductions, as it is possible that interest rates paid on some deposits and borrowings may not decline as quickly, or to the same extent, as the decline in the yield on interest-rate-sensitive assets such as commercial and other loans. Competition for checking, savings and money market deposits, important sources of lower cost funds for us, is intense. We could also experience net interest margin compression if rates paid on deposits and borrowings increase, or as a result of new pricing strategies and lower rates offered on loan products in response to competitive pressures, rates on interest-bearing liabilities increase faster, or to a greater extent, than the increase in the yield on interest-rate-sensitive assets. The level and nature of the impact cannot be precisely ascertained. Federal Reserve actions in response to economic developments can vary causing prime and other rates to adjust and, in some cases, immediately impact our interest-earning assets and interest-bearing liabilities.

These factors, including the competitive environment in the markets in which we operate, the multitude of financial and investment products available to the public and the monetary policies of the Federal Reserve, can materially impact our operating results. Therefore, we cannot predict, with any degree of certainty, prospects for net interest income and net interest margin in future periods. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for information relating to the impact of fluctuating interest rates on our future net interest income prospects.

Provision for Credit Losses. We determine a provision for credit losses which we consider sufficient to maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The provision for credit losses for the year ended December 31, 2003 was $1.5 million as compared to $1.2 million in 2002 and $1.7 million in 2001. Net loan and lease charge-offs were $1.7 million, or 0.56 percent of average loans and leases in 2003 compared with $521,000, or 0.17 percent in 2002 and $962,000, or
0.33 percent in 2001. The increase in the provision for credit losses and net charge-offs in 2003 reflected the inclusion of certain commercial credits in the nonperforming loans category and subsequent charge-off of some commercial loans.

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

The allowance for loan losses totaled $4.8 million at December 31, 2003 compared with $5.0 and $4.3 million at December 31, 2002 and 2001, respectively. See Note 1 to the Consolidated Financial Statements included under Item 8, "-Financial Condition-Loan Portfolio-Allowance for Credit Losses" and "-Critical Accounting Policies" for further discussion of the components of the allowance for credit losses, our systematic methodology for determining the adequacy of the allowance and additional data pertaining to charge-offs, recoveries and other related information.

Noninterest Income. Noninterest income, primarily driven by insurance commissions, is becoming a more significant source of revenues for us as we continue to emphasize our goal of focusing on local relationship banking and providing a broad range of financial products and services that will meet the needs of our customers, both commercial and consumer. Our noninterest income increased approximately $4.5 million, or 27.7 percent, in 2003 largely due to a full year of insurance commission income generated by Milne Scali, which we acquired in April 2002. Service charges, trust and financial services income and rental income also increased in 2003 while fees on loans, net gain on sales of securities and brokerage income declined. Noninterest income increased approximately $7.6 million, or 87.0 percent, in 2002 largely due to insurance commission income generated by Milne Scali. Fees on loans, net gain on sale of securities and service charges also increased, while brokerage income and trust and financial services income declined.

The following table presents, for the periods indicated, the major categories of our noninterest income as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations following the table:

                             Noninterest Income (1)
                                                                                            Increase (Decrease)
                                                                        ----------------------------------------------------
                              For the Years Ended December 31,                2003 - 2002                  2002 - 2001
                           ----------------------------------------     -------------------------     ----------------------
                              2003           2002          2001             $              %              $            %
                           -----------     ---------     ----------     ----------     ----------     ----------    --------
                                       (in thousands)
Insurance commissions.....   $ 14,568       $ 8,981        $ 1,891      $  5,587            62%        $ 7,090        375%  (a)
Fees on loans.............      2,022         2,169          1,936          (147)          (7)%            233         12%  (b)
Trust and financial
   services...............      1,009           751            899           258            34%           (148)      (16)%  (c)
Net gain on sales of
   securities ............        968         1,870          1,396          (902)         (48)%            474         34%  (d)
Service charges...........        909           755            636           154            20%            119         19%  (e)
Brokerage income..........        420         1,094          1,407          (674)         (62)%           (313)      (22)%  (f)
Rental income.............        212            89             54           123           138%             35         65%  (g)
Other.....................        704           587            495           117            20%             92         19%
                           -----------     ---------     ----------     ----------                    ----------
Total noninterest income..   $ 20,812       $16,296        $ 8,714      $  4,516            28%        $ 7,582         87%
                           ===========     =========     ==========     ==========                    ==========

--------------------

(1)  From continuing operations for all periods presented.

     (a) Insurance commissions. In 2003, insurance commissions increased due to a full year of production of Milne Scali, acquired in April 2002. Insurance commissions in 2002 increased dramatically also due to the acquisition of Milne Scali. Contingency fees (received primarily during the first quarter of each year) included in the amounts above totaled approximately $990,000, $124,000 and $27,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     (b) Fees on loans. The decrease in noninterest income loan fees in 2003 primarily reflects a decline in loan generation due to reduced loan demand which was reflective of the economic environment during 2003. The increase in loan fees for 2002 is largely attributable to loans originated and sold on the secondary market. Loan volume generation and the related loan fees associated with such loans can be subject to significant fluctuations making it difficult to anticipate the amount of loans that will be originated or placed and related loan fees that will be recognized in future periods.

     (c) Trust and financial services. The 2003 increase reflects a $488,000 fee recognized by the Bank's financial services division for management of the sale of two companies on behalf of a customer. This fee was offset by decreases in other fee income in the trust and financial services division including the loss of fee income associated with the BNC U.S. Opportunities Fund LLC, which was terminated during 2003. The 2002 decrease in trust and financial services revenue is attributable to reduced fees from the BNC U.S. Opportunities Fund LLC as such fees were primarily a function of the asset size of the fund and the fund decreased during 2002. The fund's size was also negatively impacted by the overall decline in equity markets in 2002.

     (d) Net gain on sales of securities. Net gain on sales of securities varies depending on the nature of investment securities sales transacted during the respective periods. The net gain on sales of securities in 2002 was primarily a result of repositioning the investment portfolio's forward-looking risk/reward profile. We cannot guarantee our ability to generate realized gains in the future such as those recognized during the most recent three years given the current absolute low level of interest rates. In the future, the investment portfolio risk/reward management process may require us to recognize net realized losses in order to optimize the forward-looking profile of the portfolio.

     (e) Service charges. Service charges increased in 2003 and 2002 as the Bank continued to increase its Wealthbuilder interest checking and money market account volume along with an increase in non-interest bearing deposits which are primarily business deposit relationships that tend to utilize a greater level of fee-based deposit services.

     (f) Brokerage income. In 2003, brokerage income declined largely due to the Bank having fewer brokers on staff in Minnesota. In 2002, brokerage income declined as a result of market conditions and a decrease in the number of brokers at BNC AMI, including the closing of BNC AMI's Fargo office in September.

     (g) Rental income. The increase in rental income in 2003 is attributable to the rental of space associated with some of the Company's new facilities.

Noninterest Expense. Noninterest expense increased approximately $2.0 million, or 7.7 percent, in 2003 primarily as a result of the April 2002 Milne Scali acquisition and our expanding presence in the Arizona market. Noninterest expense increased approximately $7.1 million, or 39.3 percent, in 2002 also due to the April 2002 acquisition of Milne Scali and our expanded presence in the Arizona market.

The following table presents, for the periods indicated, the major categories of our noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations below the table:

                     Noninterest Expense (1)
                                                                                      Increase (Decrease)
                                                                          --------------------------------------------
                                     For the Years Ended December 31,           2003 - 2002           2002 - 2001
                                    ----------------------------------    ----------------------  --------------------
                                       2003         2002        2001            $           %          $         %
                                    ----------  ----------  ----------    -----------  ---------  ---------  ---------
                                                                (in thousands)
Salaries and employee benefits..... $ 16,478    $  14,723   $   9,911      $  1,755         12%    $ 4,812      49%  (a)
Occupancy..........................    2,306        2,235       1,661            71          3%        574      35%  (b)
Depreciation and amortization......    1,458        1,320       1,123           138         10%        197      18%  (c)
Office supplies, telephone and
  postage..........................    1,214        1,106         940           108         10%        166      18%  (d)
Professional services..............    1,146        1,495       1,326          (349)      (23)%        169      13%  (e)
Amortization of intangible assets..    1,063          881         482           182         21%        399      83%  (f)
Marketing and promotion............      803          749         709            54          7%         40       6%
FDIC and other assessments.........      201          214         193           (13)       (6)%         21      11%
Repossessed and impaired asset
  expenses/write-offs..............       40          142          40          (102)      (72)%        102     255%
Other..............................    2,581        2,464       1,797           117          5%        667      37%  (g)
                                    ----------  ----------  ----------    -----------              ----------
Total noninterest expense.......... $ 27,290    $  25,329   $  18,182      $  1,961          8%    $ 7,147      39%
                                    ==========  ==========  ==========    ===========              ==========
Efficiency ratio...................   79.82%       86.22%      81.65%       (6.40)%                  4.57%           (h)

Total operating expenses as a
 percent of average assets.........    4.54%        4.45%       3.33%         0.09%                  1.12%           (i)

--------------------

(1)  From continuing operations for all periods presented.

     (a) Salaries and employee benefits. The 2003 increase is largely attributable to the addition of banking personnel, particularly in the Arizona market. The 2002 increase represents the addition of approximately 85 Milne Scali employees effective April 16, 2002 as well as additional employees added in the Arizona market. Average full time equivalents for each year in the three-year period ended December 31, 2003 were 276, 253 and 189, respectively.

     (b) Occupancy. Occupancy expenses remained relatively stable in 2003 as the restructuring of some of the Company's facilities leases offset expansion in the Arizona market. The 2002 increase reflects increased activity in the Arizona market and the addition of Milne Scali in April 2002.

     (c) Depreciation and amortization. Depreciation and amortization expenses increased in 2003 and 2002 due to the Milne Scali acquisition along with costs associated with additional expansion in the Arizona market.

     (d) Office supplies, telephone and postage. Increases in this line item in 2003 and 2002 are associated with the Milne Scali acquisition and additional expenses associated with expansion in the Arizona market.

     (e) Professional services. The 2003 decrease is attributable to decreased expenses in a number of areas including brokerage clearing and retainage expense (resulting from the decrease in associated brokerage revenue), appraisal and recording fees, audit fees, other consulting fees, legal and collection fees and software support fees. The 2002 increase in professional services represents increases in legal fees (including those incurred by Milne Scali), software support fees and other consulting and investment banking fees.

     (f) Amortization of intangible assets. 2003 reflects a full year of amortization of the Milne Scali books of business intangibles. The increase in 2002 primarily represents the amortization of the insurance books of business intangibles booked in the Milne Scali acquisition in April 2002.

     (g) Other. The 2002 increase represents increases in several miscellaneous line items included in this category (some of which are associated with the acquisition of Milne Scali in April 2002) and include increases in insurance premiums, OCC assessments, travel expenses, dues and publications, data processing fees and expenses associated with winding down the BNC AMI operations in Fargo.

     (h) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

     (i) Total operating expenses as a percent of average assets have increased as our profile has changed from that of a traditional banking organization to an organization with a broader base of financial product and service offerings the revenues and expenses of which are generally not asset-based.

Income taxes. We recorded income tax expense of $1.6 million, $822,000 and $691,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Our effective tax rates were 29.14, 28.87 and 28.96 percent for the 12-month periods ended December 31, 2003, 2002 and 2001, respectively. The effective tax rates were lower than the statutory rates principally due to tax-exempt income on municipal securities.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretations of Federal and state income tax laws, the differences between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities. Additional detail on income taxes is provided in Note 24 to the Consolidated Financial Statements included under Item 8.

Financial Condition

Overview. Although subsequent sections of this discussion and analysis of financial condition address certain aspects of our major assets and liabilities in significant detail, the following two tables are presented as a general overview of the financial condition of the Company.

Total assets increased approximately $19.2 million, or 3.2 percent, between December 31, 2002 and December 31, 2003 and approximately $17.2 million, or 2.9 percent, between December 31, 2001 and December 31, 2002. Our total assets at December 31, 2003 were approximately $621.5 million.

The following table presents our assets by category as of December 31, 2003, 2002 and 2001, as well as the amount and percent of change between the dates. Significant changes are discussed in lettered notes following the table (amounts are in thousands):

                                                                  Assets
                                                                                     Increase (Decrease)
                                                                    ----------------------------------------------------
                                         As of December 31,                2003 - 2002                 2002 - 2001
                              ----------------------------------    -------------------------   ------------------------
                                 2003        2002        2001           $              %             $             %
                              ----------  ----------  ----------    -----------    ----------   -----------   ----------

Cash and due from
 banks.......................  $ 12,520   $ 16,978     $ 16,346      $ (4,458)       (26)%       $   632          4%  (a)
Interest-bearing deposits
 with banks..................        --        159          126          (159)      (100)%            33         26%
Federal funds sold...........        --         --        7,500            --           --        (7,500)     (100)%  (b)
Investment securities
 available for sale..........   262,568    208,072      211,801        54,496          26%        (3,729)       (2)%  (c)
Federal Reserve Bank and
 Federal Home Loan Bank
 stock.......................     7,596      7,071        7,380           525           7%          (309)       (4)%
Loans and leases, net........   278,792    330,788      293,599       (51,996)       (16)%        37,189         13%  (d)
Premises and equipment, net..    18,570     11,100        9,180         7,470          67%         1,920         21%  (e)
Interest receivable..........     2,462      2,856        3,008          (394)       (14)%          (152)       (5)%
Other assets.................    15,507      4,119        4,856        11,388         276%          (737)      (15)%  (f)
Goodwill.....................    15,089     12,210          437         2,879          24%        11,773      2,694%  (g)
Other intangible assets, net.     8,373      8,875        1,734          (502)        (6)%         7,141        412%  (h)
Assets of discontinued
 Fargo operations............        --         --       29,090            --           --       (29,090)     (100)%  (i)
                              ----------  ----------  ----------    -----------                 -----------
      Total assets...........  $621,477   $602,228     $585,057      $ 19,249           3%       $17,171          3%
                              ==========  ==========  ==========    ===========                 ===========

(a) Cash and due from banks. The 2003 decrease in cash and due from banks is primarily attributable to an account reclassification program that was implemented during 2003 and results in the Bank holding less cash at the Federal Reserve.

(b) Federal funds sold. Federal funds sold can fluctuate on a daily basis depending upon our liquidity management activities. There were no Federal funds sold outstanding at December 31, 2002 or 2003.

(c)  Investment   securities   available  for  sale.  During  2003,   investment
     securities available for sale increased as loan volume decreased (see (d) below) and we maintained a somewhat static earning asset portfolio.

(d) Loans and leases. Loan volume in 2003 was negatively impacted by planned loan reductions and the completion of some financed commercial real estate projects. The loan reductions were not offset by loan growth due to a lack of loan demand driven by economic conditions during the year. The 2002 increase in loans represented loan growth primarily in the Arizona and Minnesota markets. Due to current economic and other conditions, it is difficult to predict, with any degree of certainty, loan volume in future periods.

(e) Premises and equipment, net. The 2003 increase is attributable to the purchase of the Milne Scali building in Phoenix, Arizona in March 2003 for its appraised value of $3.9 million, the construction of a facility in Scottsdale, Arizona, leasehold improvements related to the relocation of our office at 2725 East Camelback Road, Phoenix to 2425 East Camelback Road, the purchase of property in Golden Valley, Minnesota and some improvements to our office building at 322 East Main Avenue, Bismarck, North Dakota.

(f) Other assets. The 2003 increase in other assets is primarily attributable to the purchase of $10.0 million of bank-owned life insurance during the third quarter of 2003.

(g) Goodwill. Goodwill increased in 2003 due to a $2.3 million earnout payment related to the purchase of Milne Scali and the purchase of IASW in December 2003. Goodwill increased significantly in 2002 due to the acquisition of Milne Scali in April 2002.

(h) Other intangible assets. The 2002 increase in other intangible assets represents insurance books of business intangibles acquired in the Milne Scali acquisition of April 2002.

(i) Assets of discontinued Fargo operations. The Fargo branch of the Bank was sold on September 30, 2002. The assets indicated for December 31, 2001 represent the assets attributable to that branch as of that date.

Our total liabilities increased approximately $16.8 million, or 3.0 percent, between December 31, 2002 and December 31, 2003 and increased $10.1 million, or
1.8 percent, between December 31, 2001 and December 31, 2002. Total liabilities at December 31, 2003 were approximately $581.3 million. Stockholders' equity was approximately $40.2, $37.7 and $30.7 million at December 31, 2003, 2002 and 2001, respectively.

The following table presents our liabilities and stockholders' equity by category as of December 31, 2003, 2002 and 2001, as well as the amount and percent of change between the dates. Significant changes are discussed in lettered notes following the table (amounts are in thousands):

          Liabilities, Subordinated Debentures and Stockholders' Equity
                                                                                       Increase (Decrease)
                                                                      --------------------------------------------------
                                         As of December 31,                    2003 - 2002               2002 - 2001
                              --------------------------------------  -----------------------   ------------------------
                                 2003          2002         2001           $            %           $           %
                              ------------  -----------  -----------  -----------  ----------   -----------  -----------
Deposits:
Noninterest-bearing..........   $  44,725     $ 44,362     $ 30,521     $    363        1%       $ 13,841         45%  (a)
Interest-bearing -
  Savings, interest checking
    and money market.........     215,525      187,531      160,721       27,994       15%         26,810         17%  (b)
  Time deposits $100,000 and
    over.....................      46,569       64,905       78,969      (18,336)    (28)%        (14,064)      (18)%  (c)
  Other time deposits........      89,123      101,447      105,066      (12,324)    (12)%         (3,619)       (3)%  (d)
Short-term borrowings........      31,383       28,120          760        3,263       12%         27,360      3,600%  (e)
FHLB advances................     112,200       97,200      117,200       15,000       15%        (20,000)      (17)%  (f)
Long-term borrowings.........       8,640        8,561           13           79        1%          8,548     65,754%  (g)
Guaranteed preferred
 beneficial interests in
 Company's subordinated
 debentures..................      22,397       22,326       22,244           71        0%             82          0%
Other liabilities............      10,729       10,053        6,192          676        7%          3,861         62%
Liabilities of discontinued
 Fargo operations............          --           --       32,692           --       --         (32,692)     (100)%  (h)
                              ------------  -----------  -----------  -----------               -----------
      Total liabilities......     581,291      564,505      554,378       16,786        3%         10,127          2%
Stockholders' equity.........      40,186       37,723       30,679        2,463        7%          7,044         23%  (i)
                              ------------  -----------  -----------  -----------               -----------
      Total..................   $ 621,477     $602,228     $585,057     $ 19,249        3%       $ 17,171          3%
                              ============  ===========  ===========  ===========               ===========

-----------------------------
(a) Noninterest-bearing deposits. Noninterest-bearing deposits can fluctuate significantly on a daily basis due to transactions associated primarily with commercial customers. The increase in 2002 also reflects new commercial and retail customer activity in the Arizona and Minnesota markets.

(b) Savings, interest checking and money market. Increases in this category are attributable to the continued popularity of our Wealthbuilder deposit products and reflect deposit growth primarily in the Arizona market for 2003 and in the Arizona and Minnesota markets in 2002.

(c) Time deposits $100,000 and over. Time deposits $100,000 and over declined in 2003 and 2002 primarily because of a decrease in brokered and national market certificates of deposit during the two periods. Brokered deposits totaled $18.6 million at December 31, 2003 compared to $31.4 and $34.4 million at December 31, 2002 and 2001, respectively. National certificates of deposit acquired through national networks totaled $12.9 million at December 31, 2003 compared to $27.3 million at December 31, 2002 and $34.0 million at December 31, 2001. In 2003 we allowed brokered and national market certificates of deposit to run off and be replaced by growth in the Wealthbuilder interest checking and money market account categories. In 2002, we allowed national market certificates of deposit to run off and be replaced by growth in the Wealthbuilder interest checking and money market account categories.

(d) Other time deposits. The 2003 decline is partially attributable to the $27.2 million decrease in brokered and national market certificates of deposit. Additionally, time deposits declined partly because a number of certificates of deposit, held by credit unions and other financial institutions (with balances averaging $99,000) matured and the funds were not reinvested.

(e) Short-term borrowings. The increase in short-term borrowings in 2002 reflects $15.0 million of Federal funds purchased at December 31, 2002 coupled with $13.1 million of repurchase agreements with customers. These repurchase agreements are renewable daily.

(f) FHLB advances. $10.0 million of FHLB advances held at December 31, 2002 matured in January 2003 and, during the third quarter of 2003, we converted $20.0 million of short-term FHLB advances to $30.0 million of longer term FHLB advances maturing in 2005 and 2006. Additionally, $20.0 million of FHLB advances matured in early 2002 and were not replaced due to the availability of other funding sources.

(g) Long-term borrowings. The 2002 increase reflects the $8.5 million long-term note originated at the time of the Milne Scali acquisition in April 2002.

(h) Liabilities of discontinued Fargo operations. The Fargo branch of the Bank was sold on September 30, 2002. The liabilities indicated for December 31, 2001 represent the liabilities attributable to that branch as of that date.

(i) Stockholders' equity. The increase in 2003 primarily reflects $3.8 million of earnings offset by a $1.7 million decrease in unrealized holding gains on securities available for sale, net of income taxes and reclassification adjustment. The increase in 2002 reflects $1.5 million of preferred stock issued in 2002, $2.5 million of common stock issued in conjunction with the Milne Scali acquisition in April 2002, $2.0 million of earnings recorded in 2002 and $1.1 million in after-tax unrealized holding gains on securities available for sale arising during the period.

Investment Securities Available for Sale. Our investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash-flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements and manage asset diversification. In managing the portfolio, we seek a balance between current income (yield) and future market value volatility, while simultaneously managing credit and liquidity risks. The goal of this process is to maximize our longer term profitability as well as the economic performance of the portfolio over the long-term.

Investments are centrally managed in order to maximize compliance (Federal laws and regulations place certain restrictions on the amounts and types of investments we may hold) and effectiveness of overall investing activities. The primary goal of our investment policy is to contribute to our overall profitability. The objective is to purchase and own securities and combinations of securities with good risk/reward characteristics. "Good" risk/reward securities are those identified through thorough analysis of the cash flows and potential cash flows as well as market value and potential future market value of the security in question given various interest rate scenarios. Investment strategies are developed in light of a constant view of our overall asset/liability position. As it relates to investment strategies, the focus of our Asset/Liability management committee ("ALCO") is to determine the impact of interest rate changes on both future income and market value of securities in the portfolio. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for additional information relating to the impact of fluctuating interest rates on our net interest income, including income generated by our investment securities portfolio.

The  following  table  presents  the   composition  of  the   available-for-sale
investment portfolio by major category as of the dates indicated:

                      Investment Portfolio Composition (1)

                                                                December 31,
                                 ---------------------------------------------------------------------------------
                                            2003                        2002                        2001
                                 -------------------------- --------------------------- --------------------------
                                               Estimated                  Estimated                  Estimated
                                  Amortized    fair market   Amortized    fair market    Amortized   fair market
                                    cost         value          cost         value         Cost        value
                                 ------------ ------------- ------------- ------------- ------------ -------------
                                                                  (in thousands)
U.S. government agency
  mortgage-backed securities...    $  14,374     $  14,755     $  47,072     $  47,576    $  42,027     $  41,946
U.S. government agency
  securities...................          961         1,083         4,608         5,203        4,396         4,495
Collateralized mortgage
  obligations..................      210,760       209,676       122,795       124,480      135,423       137,268
State and municipal bonds......       32,909        35,056        27,276        28,815       16,952        17,481
Corporate bonds................        1,939         1,998         1,938         1,998       10,329        10,611
                                 ------------ ------------- ------------- ------------- ------------ -------------
Total investments..............    $ 260,943     $ 262,568     $ 203,689     $ 208,072    $ 209,127     $ 211,801
                                 ============ ============= ============= ============= ============ =============

(1)  From continuing operations for all periods presented.

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in our investment portfolio at December 31, 2003:

                   Investment Portfolio - Maturity and Yields

                                                           Maturing
                            --------------------------------------------------------------------------
                                                 After 1 but        After 5 but
                              Within 1 year     within 5 years     within 10 years     After 10 years           Total
                            ----------------   -----------------  -----------------  ------------------  --------------------
                             Amount  Yield(1)   Amount  Yield(1)   Amount  Yield(1)   Amount   Yield(1)   Amount     Yield(1)
                            -------- --------  -------- --------  -------- --------  --------- --------  ----------  --------
U.S. government agency
  mortgage-backed
  securities (2) (3)........  $  --      --    $    --       --   $ 5,417    4.34%    $  8,957       --   $ 14,374     4.89%
U.S. government agency
  securities (2)............     --      --        961    10.18%       --      --           --       --        961    10.18%
Collateralized mortgage
  obligations (2) (3).......     --      --      1,631     6.90%   16,074    3.74%     193,055    4.03%    210,760     4.03%
State and municipal
 bonds (2)..................     --      --         --       --     2,145    7.09%      30,764    7.06%     32,909     7.06%
Corporate bonds (2).........     --      --         --       --        --      --        1,939    3.36%      1,939     3.36%
                            --------           --------           --------           ---------           ----------
Total book value of
   investment securities....  $ --       --    $ 2,592     8.12%  $23,636    4.18%    $234,715    4.46%    260,943     4.47%
                            ========           ========           ========           =========
Unrealized holding gain on
  securities available for
  sale......................                                                                                 1,625
                                                                                                         ----------
Total investment in
  securities available for
  sale (4)..................                                                                              $262,568     4.45%
                                                                                                         ==========

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

As of December 31, 2003, we had $262.6 million of available-for-sale securities in the investment portfolio as compared to $208.1 and $211.8 million at December 31, 2002 and 2001, respectively, based on fair value of the securities on those dates. During 2003, the amount of available-for-sale securities increased $54.5 million in order to maintain earning asset portfolio levels while planned loan reductions and the completion of some financed commercial real estate projects reduced the loan portfolio by $52.2 million. Much of the increase in available-for-sale securities was directed toward CMOs because of their economic risk/reward profiles (due to the structure of the CMO cash flows) relative to mortgage-backed or other types of securities and the ability to pledge such securities as collateral for borrowings at the FHLB. In the process of carrying out the portfolio management objective to purchase securities and combinations of securities with good economic risk/reward characteristics, we decreased U.S. government agency mortgage-backed securities and U.S. government agency securities by $32.8 and $4.1 million, respectively, and increased CMOs and state and municipal bonds by $85.2 and $6.2 million, respectively. Given our earnings during 2003 and the forecasted level of future earnings, we increased our holdings of state and municipal bonds by $6.2 million in order to increase our level of tax-exempt income.

The first half of 2003 saw the level of interest rates, including interest rates for mortgages, decline to record or near record lows. The pace of mortgage refinancing reached record levels in the second quarter of 2003. During the third quarter of 2003, interest rates rose from the record lows of the first half of the year. This decreased mortgage prepayments from their earlier levels. This made 2003 a volatile year for interest rates and mortgage prepayments. The ongoing portfolio management process described above and individual security risk/reward analysis led to the sale of individual securities whose forward-looking risk/reward profiles given the changed interest rate and prepayment environments were inferior to other securities available for purchase. This analysis and ongoing management of the portfolio's forward looking risk/reward profile resulted in transactions that generated net realized securities gains of $968,000 during 2003. We cannot guarantee our ability to generate realized gains in the future such as those recognized during the most recent year given the current absolute low level of interest rates. In the future, the risk/reward management process may require us to recognize net realized losses in order to optimize the forward-looking economic profile of the portfolio.

During 2002, we increased U.S. government agency mortgage-backed securities, U.S. government agency securities, and state and municipal bonds by $5.6 million, $708,000 and $11.3 million, respectively and decreased CMOs and corporate debt securities by $12.8 and $8.6 million, respectively. The $8.6 million reduction in corporate debt securities during 2002 allowed us to manage our risk-based capital position as such securities are risk-weighted at 100 percent for risk-based capital purposes. Given our earnings in the third and fourth quarters of 2002 and our then forecasted level of future earnings, we increased our holdings of state and municipal bonds by $11.3 million in order to increase our level of future tax-exempt income. In addition to the role state and municipal bonds play in managing our tax position, state and municipal bonds offer an attractive risk/reward profile when considered in combination with other securities in the portfolio (CMOs and mortgage-backed securities) and our overall balance sheet position.

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

In 2001, as a result of 475 basis points of monetary easing over the course of the year, the yield curve experienced a significant downward shift and increase in slope relative to 2000. The ongoing portfolio management process and individual security risk/reward analysis described above led to the sale of individual securities whose forward-looking risk/reward profile given various interest rate scenarios was inferior to other securities available for purchase. The need to optimize the risk/reward profile of the portfolio as a whole in addition to the reduction in the portfolio size as more earning assets were shifted to loans resulted in transactions that generated net realized securities gains of $1.4 million.

At December 31, 2003, we held no securities of any single issuer, other than U.S. government agency securities and agency mortgage-backed securities and CMOs, that exceeded 10 percent of stockholders' equity. A significant portion of our investment securities portfolio (approximately 89 percent at December 31, 2003) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Federal Reserve Bank and Federal Home Loan Bank Stock. Our equity securities consisted of $1.2 million, $1.2 million and $849,000 of Federal Reserve Bank ("FRB") stock at December 31, 2003, 2002 and 2001, respectively, and $6.4, $5.8 and $6.5 million of FHLB stock at December 31, 2003, 2002 and 2001, respectively. Our holdings in FRB stock increased due to the amount of capital stock issued by the Bank. Our holdings in FHLB stock fluctuate due to the level of FHLB advances outstanding. From 2001 to 2003, our investment in FHLB stock fluctuated with our usage of FHLB advances.

Loan Portfolio. The banking segment's primary source of income is interest earned on loans. Total loans, net of unearned income and unamortized fees and costs, decreased $52.2 million, or 15.6 percent, to $283.6 million at December 31, 2003 as compared to $335.8 million at December 31, 2002. In 2002, net loans increased $37.9 million, or 12.7 percent, as compared to December 31, 2001. The following table presents the composition of our loan portfolio as of the dates indicated:

                         Loan Portfolio Composition (1)
                                                                    December 31,
                            ---------------------------------------------------------------------------------------------------
                                    2003               2002                 2001               2000                   1999
                            -------------------  ------------------  ------------------  -------------------  -----------------
                              Amount       %      Amount       %      Amount       %     Amount        %        Amount      %
                            ---------- --------  --------- --------  ---------- -------  --------- ---------  --------- -------
                                                                  (dollars in thousands)
Commercial and industrial . $ 73,001     26.2    $ 94,075     28.4   $ 103,883    35.4   $109,335     43.9    $108,593    43.2
Real estate mortgage.......  129,443     46.4     147,825     44.7     123,727    42.1     85,082     34.1      88,251    35.1
Real estate construction...   60,056     21.5      62,926     19.0      34,225    11.7     21,879      8.8      15,684     6.3
Agricultural...............   12,529      4.5      18,023      5.5      19,069     6.5     15,016      6.0      15,906     6.3
Consumer/other.............    6,277      2.3       8,227      2.5       9,953     3.4     11,552      4.6      14,559     5.8
Lease financing............    2,757      1.0       5,584      1.7       7,578     2.6     10,154      4.1      11,214     4.5
                            ---------- --------  --------- --------  ---------- -------  --------- ---------  --------- -------
Total principal amount of
  loans....................  284,063    101.9     336,660    101.8     298,435   101.7    253,018    101.5     254,207   101.2
Unearned income and net
  unamortized deferred
  fees and costs...........     (508)    (0.2)       (866)    (0.3)       (511)   (0.2)      (265)    (0.1)       (198)   (0.1)
                            ---------- --------  --------- --------  ----------  ------  --------- ---------  --------- -------
Loans, net of unearned
  income and unamortized
  fees and costs...........  283,555    101.7     335,794    101.5     297,924   101.5    252,753    101.4     254,009   101.1
Less allowance for credit
  losses...................   (4,763)    (1.7)     (5,006)    (1.5)     (4,325)   (1.5)    (3,588)    (1.4)     (2,872)   (1.1)
                            ---------- --------  --------- -------- ----------  -------  --------- ---------  --------- -------
Net loans.................. $278,792   100.00    $330,788   100.00   $ 293,599  100.00   $249,165   100.00    $251,137  100.00
                            ========== ========  ========= ======== ==========  =======  ========= =========  ========= =======

(1)  From continuing operations for all periods presented.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in our loan portfolio. Significant changes are discussed in lettered explanations below the table:

                    Change in Loan Portfolio Composition (1)

                                                        Increase (Decrease)
                                       ---------------------------------------------------
                                              2003 - 2002                2002 - 2001
                                       -------------------------  ------------------------
                                           $              %            $            %
                                       ------------  -----------  ------------  ----------
                                                      (dollars in thousands)
Commercial and industrial..............$  (21,074)      (22)%     $   (9,808)      (9)% (a)
Real estate mortgage...................   (18,382)      (12)%         24,098        19% (b)
Real estate construction...............    (2,870)       (5)%         28,701        84% (c)
Agricultural...........................    (5,494)      (30)%         (1,046)      (5)% (d)
Consumer/other.........................    (1,950)      (24)%         (1,726)     (17)%
Lease financing........................    (2,827)      (51)%         (1,994)     (26)%
                                       ------------               ------------
Total principal amount of loans........   (52,597)      (16)%         38,225        13%
Unearned income/unamortized fees
  and costs............................       358         41%           (355)     (69)%
                                       ------------               ------------
Loans, net of unearned
   income/unamortized fees and costs...   (52,239)      (16)%         37,870        13%
Allowance for credit losses............       243          5%           (681)     (16)%
                                       ------------               ------------
Net Loans..............................$  (51,996)      (16)%     $   37,189        13%
                                       ============               ============

(1)  From continuing operations for all periods presented.

     (a) Commercial and industrial loans. Commercial and industrial loans decreased in 2003 due to planned loan pay-downs, loan pay- offs and the lack of loan demand due to economic conditions. The decrease in 2002 reflects general pay-down of loans in the ordinary course of business.
     (b) Real estate mortgage loans. The decrease in real estate mortgage loans during 2003 reflects the completion of some financed commercial real estate projects. The increase in 2002 is attributable to commercial real estate loan growth primarily in the Arizona and Minnesota markets.
     (c) Real estate construction loans. The increase in 2002 is attributable to commercial real estate construction loan growth primarily in the Arizona and Minnesota markets.
     (d) Agricultural loans. The 2003 decrease is primarily due to loan pay-offs in the North Dakota market.

While prospects for loan growth appear to be developing in some of our markets, future loan growth potential is subject to volatility. Our loan portfolio is concentrated in commercial, industrial and real estate loans and we have credit concentrations in certain industries (see "-Concentrations of Credit") and certain geographic concentrations that relate to our primary market areas. A downturn in certain sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and impact the borrowers' ability to repay their loans, while also decreasing our net interest margin. Taking a conservative posture relative to credit underwriting, we believe, is a prudent course of action, especially during weaker economic times. We believe it is in our best interest and in the interest of our stockholders to focus attention on our quality customer relationships and to avoid growth in other than high-quality credit during uncertain times. We cannot predict with any degree of certainty the full impact of current or future economic conditions on our ability to generate loan volume or the ultimate impact of economic conditions on our currently existing portfolio of loans. See "Factors That May Affect Future Results of Operations" included under Item 1 of Part I.

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

Our credit administration function includes an internal loan review department that reviews established levels of our loan portfolio on a continuous basis. Loan review personnel are not involved in any way in the credit underwriting or approval process. Additionally, our lenders, loan review staff, Chief Credit Officer, loan committees and various management team members review credit-related information monthly. Such information includes, but may not be limited to, delinquencies, classified and nonperforming assets, and other information. Such reviews are conducted in order to evaluate credit risk within our credit portfolio and to review and establish the adequacy of the allowance for credit losses.

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

           Loan Participations Sold (1)

                   December 31,
---------------------------------------------------
                  (in thousands)

    2003...................          $  146,988
    2002...................             173,895
    2001...................             208,975
    2000...................             187,773
    1999...................             118,463

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

Concentrations of Credit. Our credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2003 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2003, we identified three concentrations of loans exceeding 10 percent of total loans and loan commitments outstanding. These concentrations were in real estate, construction and lodging places, which represented 18.9, 12.4 and 11.7 percent, respectively, of total loans and loan commitments outstanding.

The real estate loans and commitments were extended to 105 customers who are diversified across our market areas and who can generally be categorized as indicated below:

                                                            Percent of total
                                                            outstanding loans
                                       Number of               and loan
                                       customers              commitments
                                    -----------------     --------------------
Non-residential and apartment
 building operators, developers
 and lessors of real property.......          61                    13.1%
Real estate holding companies.......          44                     5.8%
                                    -----------------     --------------------
      Total.........................         105                    18.9%
                                    =================     ====================

Loans and commitments in the construction category were extended to 47 customers who are located primarily in Minnesota, Iowa, North Dakota and South Dakota and who can generally be categorized as indicated below:

                                                               Percent of total
                                                                  outstanding
                                               Number of        loans and loan
                                               customers          commitments
                                           ------------------  -----------------
General building contractors..............           21               10.8%
Special trade contractors.................           18                1.0%
Heavy construction, excluding building....            8                 .6%
                                           ------------------  -----------------
     Total................................           47               12.4%
                                           ==================  =================

The contractors are involved in various aspects of the construction industry, including highway and street construction, water/sewer drilling, plumbing, heating and air conditioning, commercial painting, electrical, concrete and excavating and foundation contractors. Loans in this category are secured, in many cases, by construction equipment.

The lodging loans and commitments were extended to 15 customers whose properties are located throughout the United States. Loans in this category are made primarily to borrowers that have seasoned hotel portfolios and that are well diversified by location, property type and chain.

We continually monitor industry and other credit concentrations as part of our credit risk management strategies. In cases where significant concentrations exist without sufficient diversification and other mitigating factors, we generally sell loans without recourse to outside financial institutions (see "-Loan Participations").

Agricultural Loans. Our agricultural loan portfolio totals approximately $12.5 million, or 4.4 percent of total loans. Within the portfolio, loans are diversified by type and include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. The majority of our agricultural loans are extended to borrowers located in North Dakota, and are diversified over several counties. As of December 31, 2003, there were no agricultural loans classified as nonperforming.

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of our portfolio as of December 31, 2003. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                             Maturities of Loans (1)
                                                           Over 1 year
                                                         through 5 years                Over 5 years
                                                   -----------------------------  -------------------------
                                     One year         Fixed          Floating        Fixed       Floating
                                      or less         rate             rate          rate          rate          Total
                                    ------------   ------------    -------------  ------------  -----------   -------------
                                                                        (in thousands)
Commercial and industrial..........    $ 46,209       $ 10,984        $  13,208     $   1,686     $    914       $  73,001
Real estate mortgage...............      32,117         21,584           39,216        18,296       18,230         129,443
Real estate construction...........      45,547            434           13,395           576          104          60,056
Agricultural.......................       5,792          2,318            1,384         1,209        1,826          12,529
Consumer/other.....................       3,318          2,656              183           120           --           6,277
Lease financing....................         768          1,989               --            --           --           2,757
                                    ------------   ------------    -------------  ------------  -----------   -------------
Total principal amount of loans....   $ 133,751       $ 39,965        $  67,386     $  21,887     $ 21,074       $ 284,063
                                    ============   ============    =============  ============  ===========   =============

--------------------------

(1) Maturities are based upon contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change. See
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding repricing of loans and other assets.

Interest Rate Caps and Floors. From time to time we may use off-balance-sheet instruments, principally interest rate caps and floors, to adjust the interest rate sensitivity of on-balance-sheet items, including loans. At January 1, 2001, we had an interest rate floor contract that qualified as a cash flow hedge of interest rate risk associated with floating rate commercial loans under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The floor contract was sold during 2001. See -"Liquidity, Market and Credit Risk," Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments and currently outstanding instruments.

Nonperforming Loans and Assets. Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual and restructured loans. Other nonperforming assets includes other real estate owned and repossessed assets. Our lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Officers are expected to maintain loan quality and deal with credit issues in a timely and proactive manner. Loan officers are responsible for regular reviews of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by our loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the Board receives a listing of all such loans on a quarterly basis.

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:

                            Nonperforming Assets (1)
                                                                                 December 31,
                                                      --------------------------------------------------------------------
                                                          2003          2002          2001           2000          1999
                                                      -----------   -----------   ------------   -----------   -----------
                                                                           (dollars in thousands)
Nonperforming loans:
     Loans 90 days or more delinquent and still
       accruing interest.............................    $    38      $  5,081        $   983       $   221      $     22
     Nonaccrual loans (2) (3)........................      7,913         2,549          3,391           343         1,620
     Restructured loans (2) (3)......................         --            --              5            16            16
                                                      -----------   -----------   ------------   -----------   -----------
         Total nonperforming loans...................      7,951         7,630          4,379           580         1,658
     Other real estate owned and repossessed assets..         --             8             70            84         1,207
                                                      -----------   -----------   ------------   -----------   -----------
         Total nonperforming assets..................    $ 7,951      $  7,638        $ 4,449       $   664      $  2,865
                                                      ===========   ===========   ============   ===========   ===========
Allowance for credit losses..........................    $ 4,763      $  5,006        $ 4,325       $ 3,588      $  2,872
                                                      ===========   ===========   ============   ===========   ===========
Ratio of total nonperforming loans to total loans....      2.80%         2.27%          1.47%          .23%          .65%
Ratio of total nonperforming assets to total assets..      1.28%         1.27%           .80%          .12%          .64%
Ratio of allowance for credit losses to
nonperforming loans..................................        60%           66%            99%          619%          173%

--------------------
(1)  From continuing operations for all periods presented.

(2) If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, we would have recognized additional interest income of $65,000, $236,000, $84,000, $29,000 and $112,000 for the
     years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(3) The interest income on nonaccrual and restructured loans actually included in our net income was $56,000, $1,000, $3,000, $6,000 and $29,000 for the
     years ended December 31, 2003, 2002, 2001, 2000 and 1999 respectively.

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

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings. Of the $7.9 million of loans included in the nonaccrual loan category at December 31, 2003, $6.7 million relates to two commercial customers. One of the loans, with a principal balance of $4.5 million at December 31, 2003, was paid in full, including accrued interest, during January 2004. The second loan for $2.2 million is a commercial loan on which a liquidation settlement agreement has been executed. We believe the agreement will result in resolution of this problem credit during the second quarter of 2004. A charge-off of approximately $900,000 is expected as this loan is brought to full resolution and that amount had been fully reserved at December 31, 2003.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at December 31, 2003.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no outstanding other real estate owned or repossessed assets at December 31, 2003.

Our ratios of total nonperforming loans to total loans, and total nonperforming assets to total assets, increased between December 31, 2002 and December 31, 2003. The ratio of the allowance for credit losses to nonperforming loans decreased between December 31, 2002 and December 31, 2003. This ratio at December 31, 2003 was 60 percent as compared to 66 percent at December 31, 2002. This decrease (and the increase in the other asset quality ratios mentioned above) is primarily attributable to the previously mentioned commercial loan that was paid in full during January 2004. Without this sizable credit, the above-mentioned ratios would be significantly positively impacted. Additionally, the pending resolution of the $2.2 million commercial credit also mentioned above should positively impact our asset quality ratios.

Potential Problem Loans. In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events, it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. We generally consider all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Potential problem loans at December 31, 2003, not including the past due, nonaccrual and restructured loans reported above, totaled $3.1 million as compared to $5.8 million at December 31, 2002. A significant portion of these potential problem loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Allowance for Credit Losses. Credit risk is the risk of loss from a customer default. We have in place a process to identify and manage our credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, internal credit review, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and special procedures for collection of problem loans and leases. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. As discussed previously, the determination of the allowance for credit losses is a critical accounting policy, which involves estimates and our judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general and economic conditions. We consider the allowance for credit losses of $4.8 million adequate to cover losses inherent in the loan and lease portfolio as of December 31, 2003. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and our ongoing credit review process, will not require significant increases in the allowance for credit losses. A protracted economic slowdown and/or a decline in commercial, industrial or real estate segments may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss. See Notes 1 and 7 to the Consolidated Financial Statements included under Item 8 and "-Critical Accounting Policies" for further information concerning accounting policies associated with the allowance for credit losses.

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

At yearend 2003, our total allowance was $4.8 million which equates to approximately 3.8 and 4.1 times the average charge-offs for the last three and five years, respectively, and 4.5 and 5.0 times the average net charge-offs for the same three-and five-year periods, respectively. Because historical charge-offs are not necessarily indicative of future charge-off levels, we also give consideration to other risk indicators when determining the appropriate allowance level. Those risk factors have been summarized above. Our charge-off policy is generally consistent with regulatory standards.

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

Concentrations of credit risk are discussed under "-Concentrations of Credit." Concentrations exist in real estate, construction and lodging places loans and commitments. Additionally, a geographic concentration of credit risk also arises because we have historically operated primarily in the upper Midwest with 67 percent of loans outstanding as of December 31, 2003 having been extended to customers in Minnesota, North Dakota and South Dakota. As of December 31, 2003, 29 percent of our loans had been extended to customers in Arizona. Other groups of credit risk may not constitute a significant concentration, but are analyzed based on other evident risk factors for the purpose of determining an adequate allowance level.

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

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

                   Analysis of Allowance for Credit Losses (1)
                                                                         For the Years ended December 31,
                                                        --------------------------------------------------------------------
                                                           2003          2002          2001           2000          1999
                                                        -----------   ------------  ------------   -----------   -----------
                                                                              (dollars in thousands)
Balance of allowance for credit losses,
  beginning of period..................................  $  5,006       $  4,325      $  3,588      $  2,872       $  2,854
                                                        -----------   ------------  ------------   -----------   -----------
Charge-offs:
     Commercial and industrial.........................     1,508            408           542           574          1,090
     Real estate mortgage..............................       189              9            99            58             10
     Agricultural......................................        10             --            --            16             35
     Consumer/other....................................        23             75           213            39            137
     Lease financing...................................        90            165           411            68             18
                                                        -----------   ------------  ------------   -----------   -----------
        Total charge-offs..............................     1,820            657         1,265           755          1,290
                                                        -----------   ------------  ------------   -----------   -----------
Recoveries:
     Commercial and industrial.........................        73             86           140           100             86
     Real estate mortgage..............................         7              8            30            96              1
     Agricultural......................................        --              4             1            33             --
     Consumer/other....................................        11             11           132            25             71
     Lease financing...................................        11             27            --            15             12
                                                        -----------   ------------  ------------   -----------   -----------
        Total recoveries...............................       102            136           303           269            170
                                                        -----------   ------------  ------------   -----------   -----------
Net charge-offs........................................    (1,718)          (521)         (962)         (486)        (1,120)
Provision for credit losses charged to operations......     1,475          1,202         1,699         1,202          1,138
                                                        -----------   ------------  ------------   -----------   -----------
Balance of allowance for credit losses, end of period..  $  4,763       $  5,006      $  4,325      $  3,588       $  2,872
                                                        ===========   ============  ============   ===========   ===========
Ratio of net charge-offs to average loans..............    (0.56)%        (0.17)%       (0.33)%       (0.20)%        (0.46)%
                                                        ===========   ============  ============   ===========   ===========
Average gross loans outstanding during the period......  $308,115       $307,227      $293,716      $244,526       $246,148

                                                        ===========   ============  ============   ===========   ===========
Ratio of allowance for credit losses to total loans....      1.68%          1.49%         1.45%         1.42%          1.13%
                                                        ===========   ============  ============   ===========   ===========
Ratio of allowance for credit losses to
nonperforming loans....................................        60%            66%           99%          619%           173%
                                                        ===========   ============  ============   ===========   ===========

(1)  From continuing operations for all periods presented.

Of the $1.8 million of charge-offs for the year ended December 31, 2003, approximately $1.3 million relates to one commercial contractor. The Bank is continuing the liquidation process with this credit, which has been fully charged-off. Due to further liquidation efforts, the Bank may recover some of the previously charged-off amounts.

Our ratio of allowance for credit losses to nonperforming loans decreased from 66 percent at December 31, 2002 to 60 percent at December 31, 2003. See
"-Nonperforming Loans and Assets" for a discussion of the specific loans responsible for this decrease and the facts and circumstances surrounding the status of the loans.

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

                 Allocation of the Allowance for Loan Losses (1)
                                                                       December 31,
                  ---------------------------------------------------------------------------------------------------------------
                          2003                  2002                   2001                  2000                   1999
                  --------------------- ---------------------- --------------------- ---------------------- ---------------------
                             Loans in              Loans in              Loans in                Loans in              Loans in
                             category              category              category                category              category
                               as a                  as a                  as a                    as a                  as a
                    Amount  percentage   Amount   percentage    Amount   percentage   Amount    percentage    Amount  percentage
                     of       of total     of      of total       of     of total       of       of total       of     of total
                  allowance gross loans allowance gross loans  allowance gross loans allowance  gross loans allowance gross loans
                  --------- ----------- --------- ------------ --------- ----------- ---------- ----------- --------- -----------
                                                              (dollars in thousands)
Commercial and
  industrial.....  $ 2,093       26%     $ 2,344        28%     $ 2,586      34%      $ 2,066         42%    $1,356       43%
Real estate
  mortgage.......    1,976       46%       1,836        44%       1,038      42%          702         34%       712       35%
Real estate
  construction...      395       21%         398        19%         137      11%          112         10%       151        6%
Agricultural.....      211        4%         231         5%         267       6%          342          6%       220        6%
Consumer/other...       68        2%          85         2%         118       5%          128          5%       138        6%
Lease financing..       20        1%         112         2%         179       2%          145          3%        88        4%
Unallocated......       --        0%          --         0%          --       0%           93          0%       207        0%
                  --------- ----------- --------- ------------ --------- ----------- ---------- ----------- --------- -----------
Total............  $ 4,763      100%     $ 5,006       100%     $ 4,325     100%      $ 3,588        100%    $2,872      100%
                  ========= =========== ========= ============ ========= =========== ========== =========== ========= ===========

(1)  From continuing operations for all periods presented.

Deposits. Our core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, money market deposit accounts, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over and public funds. Total deposits were $395.9 million at December 31, 2003 compared with $398.2 and $375.3 million at December 31, 2002 and 2001, respectively. We use these deposits, along with other borrowed funds, to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations-Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                     Average Deposits and Deposit Costs (1)

                                                             For the Years Ended December 31,
                          --------------------------------------------------------------------------------------------------------
                                       2003                               2002                                2001
                          --------------------------------  ---------------------------------  -----------------------------------
                                        Percent     Wgtd.                 Percent      Wgtd.                   Percent     Wgtd.
                           Average        of        avg.      Average        of        avg.      Average         of        avg.
                           balance     deposits     rate      balance     deposits     rate      balance      deposits     rate
                          ----------  -----------  -------  -----------  ----------  --------  -----------   ---------  ----------
                                                                  (dollars in thousands)
Interest checking
 and MMDAs................ $186,796       48.69%    1.17%    $ 174,108      44.51%     1.64%    $ 147,775      41.92%       3.16%
Savings deposits..........    6,052        1.58%    0.84%        4,511       1.15%     0.86%        3,758       1.07%       1.49%
Time deposits (CDs):
CDs under $100,000........   94,820       24.72%    3.18%      104,964      26.83%     3.88%       98,639      27.99%       5.35%
CDs $100,000 and over.....   55,928       14.58%    3.91%       73,639      18.83%     4.46%       73,806      20.94%       5.76%
                          ----------  -----------           -----------  ----------            -----------   ---------
Total time deposits.......  150,748       39.30%    3.45%      178,603      45.66%     4.12%      172,445      48.93%       5.52%
                          ----------  -----------           -----------  ----------            -----------   ---------
Total interest-bearing
 deposits.................  343,596       89.57%    2.16%      357,222      91.32%     2.87%      323,978      91.92%       4.40%
Noninterest-bearing
 demand deposits..........   40,022       10.43%       --       33,951       8.68%        --       28,474       8.08%          --
                          ----------  -----------           -----------  ----------            -----------   ---------
Total deposits............ $383,618      100.00%    1.94%    $ 391,173     100.00%     2.62%    $ 352,452     100.00%       4.04%
                          ==========  ===========           ===========  ==========            ===========   =========

(1)  From continuing operations for all periods presented.

At times earning asset growth can outpace core deposit growth resulting in the use of brokered and out of market certificates of deposit and other borrowed funds. See "-Borrowed Funds." This trend has been common in the banking industry because of the proliferation of nonbank competitors and the multitude of financial and investment products available to customers as well as the need to utilize such funds in the process of our overall balance sheet management. At times, access to brokered and out of market deposits is available at maturities and rates more favorable than those available in our local markets. As of December 31, 2003, we held a total of $12.9 million of national market certificates of deposit and $18.6 million of certificates of deposit acquired through brokers. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior approval of regulators. Our Bank was well capitalized at December 31, 2003. See "Capital Resources and Expenditures" and Note 18 to the Consolidated Financial Statements included under Item 8 for a summary of the capital status of the Bank.

Time deposits in denominations of $100,000 and more totaled $46.6 million at December 31, 2003 as compared to $64.9 and $79.0 million at December 31, 2002 and 2001, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2003:

                       Time Deposits of $100,000 and Over
                                 (in thousands)
        Maturing in:
        3 months or less.......................     $  10,109
        Over 3 months through 6 months.........        16,231
        Over 6 months through 12 months........        11,742
        Over 12 months.........................         8,487
                                                  --------------
         Total.................................     $  46,569
                                                  ==============

Borrowed Funds. We use short-term borrowings, FHLB advances and long-term borrowings to support our asset base. Short-term borrowings include Federal funds purchased and U.S. Treasury tax and loan note option accounts and securities sold under agreements to repurchase. At December 31, 2003, short-term borrowings were $31.4 million compared to $28.1 million at December 31, 2002 and $760,000 at December 31, 2001.

The following table provides a summary of our short-term borrowings and related cost information as of, or for the periods ended, December 31:

                            Short-Term Borrowings (1)

                                         2003           2002           2001
                                     -----------    ------------   ------------
                                              (dollars in thousands)
Short-term borrowings outstanding
 at period end.......................   $31,383         $28,120       $  760
Weighted average interest rate
 at period end.......................     1.41%           1.48%        2.53%
Maximum month-end balance
 during the period...................   $37,670         $28,120      $39,924
Average borrowings outstanding
 for the period......................   $21,942         $ 7,799      $10,206
Weighted average interest rate
 for the period......................     1.74%           1.81%        4.32%

(1)  From continuing operations for all periods presented.

Note 11 to the Consolidated Financial Statements included under Item 8 summarizes the general terms of our short-term borrowings outstanding at December 31, 2003 and 2002, including interest rates, maturity dates, weighted average yields and other applicable terms.

FHLB advances totaled $112.2, $97.2, and $117.2 million at December 31, 2003, 2002 and 2001, respectively while long-term borrowings totaled $8.6 million, $8.6 million and $13,000, respectively, for the same periods.

Notes 12 and 13 to the Consolidated Financial Statements included under Item 8 summarize the general terms of our FHLB advances and long-term borrowings at December 31, 2003 and 2002, including interest rates, maturity dates, weighted average yields and other applicable terms.

During 2003, $15.0 million of our FHLB advances matured and we originated $30.0 million of new FHLB advances primarily for the purpose of funding the purchase of CMOs.

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

Interest Rate Caps and Floors. From time to time we may use off-balance-sheet instruments, principally interest rate caps and floors, to adjust the interest rate sensitivity of on-balance-sheet items, including borrowings. During May and June 2001, we purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities and $20.0 million of 5.50 percent contracts having five-year original maturities. The $20.0 million of 4.50 percent contracts having three-year original maturities will mature in the second quarter of 2004. The contracts, classified as other assets, are reflected in our December 31, 2003 consolidated balance sheet at their combined fair value of $56,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 31, 2003 and 2002, the impact of marking the contracts to market (reflected in the consolidated income statements as an increase in interest expense on borrowings) was $80,000 and $779,000, respectively. The fair value of $56,000 as of December 31, 2003 reflects the full extent of the potential loss on the contracts should further write downs to fair value be required. See -"Liquidity, Market and Credit Risk,"
Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments.

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

Capital Resources and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. Note 18 to the Consolidated Financial
Statements included under Item 8 includes a summary of the risk-based and leverage capital ratios of BNCCORP and the Bank as of December 31, 2003 and 2002, including the capital ratios and capital amounts necessary to be considered "well capitalized" under prompt corrective action regulatory provisions and adequately capitalized for capital adequacy purposes. As of each of those dates, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered "well capitalized" under prompt corrective action provisions.

The capital ratios of the Company and the Bank were as follows as of those dates:

                                            Tier 1        Total
                                            Risk-         Risk-        Tier 1
           As of December 31, 2003          Based         Based       Leverage
                                            Ratio         Ratio        Ratio
                                        -------------  ------------  -----------
BNCCORP, consolidated...................     7.14%        10.63%        4.90%
BNC National Bank.......................    10.74%        11.92%        7.37%

           As of December 31, 2002

BNCCORP, consolidated...................     5.92%         9.53%        4.46%
BNC National Bank.......................     9.29%        10.45%        7.00%

Our consolidated risk-based capital ratios improved between December 31, 2002 and December 31, 2003. The improvements were attributable to increases in Tier 1 capital and total capital combined with a decrease in total risk-weighted assets. Total Tier 1 capital increased from $25.6 million at December 31, 2002 to $28.8 million at December 31, 2003. An increase in total equity capital was primarily attributable to earnings recognized during 2003. Additionally, because of the increase in total equity capital, $1.4 million more of our subordinated debentures qualified as Tier 1 capital at December 31, 2003 than at December 31, 2002. These capital increases were partially offset by an increase in intangible assets (a direct deduction from equity capital) of $2.4 million in 2003. Total risk-weighted assets declined from $433.0 million at December 31, 2002 to $403.7 million at December 31, 2003. The decrease in total risk-weighted assets was attributable to several factors, but most importantly, our decrease in loan volume. Our consolidated leverage ratio also improved between December 31, 2002 and December 31, 2003 due to the increase in Tier 1 capital offset by an increase in quarterly average assets (less intangible assets) between the two dates, from $573.7 million at December 31, 2002 to $588.6 million at December 31, 2003.

During 2003, we completed construction of our office building at 17045 North Scottsdale Road, Scottsdale, Arizona. We also purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona, relocated our 2725 East
Camelback Road office to 2425 East Camelback Road, Phoenix and made some improvements to our office building at 322 East Main Avenue, Bismarck, North Dakota. Additionally during 2003, we purchased a property in Golden Valley, Minnesota. This facility is presently undergoing renovation and is expected to open during 2004. In early 2004, we purchased property in Tucson, Arizona for future use by IASW personnel along with adjacent land for a future bank site. Capital expenditures expected in 2004 include the completion of renovation of the Golden Valley facility and could include purchase or leasing of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value.

Off-Balance-Sheet Arrangements. In the normal course of business, we are a party to various financial instruments with off-balance-sheet risk. Such instruments help us to meet the needs of our customers, manage our interest rate risk and effectuate business combination transactions. These instruments and commitments, which we enter into for purposes other than trading, carry varying degrees of credit, interest rate or liquidity risk in excess of the amount reflected in the consolidated balance sheets. We have also entered into certain guarantee arrangements that are not reflected in the consolidated balance sheets. Each of these instruments is discussed in the following sections.

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents our exposure to credit loss in the event of default by the borrower; however, at December 31, 2003, based on current information, no losses were anticipated as a result of these commitments. We manage this credit risk by using the same credit policies we apply to loans. Collateral is generally required to secure the loans covered by the commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, real estate and other types of business assets of the borrower such as accounts receivable, inventory, equipment, deposit accounts and general intangibles. Since we expect some of the commitments to expire without being drawn, total commitment amounts do not necessarily represent our future liquidity requirements related to such commitments.

Commitments to extend credit are important to us in that they provide sources of liquidity to our customers. Our liquidity is impacted to the extent that the customer draws upon the commitments. Our revenues are impacted to the extent advances of funds are made and interest is earned on such advances of funds or we charge a fee for extending or maintaining the commitment. Such commitments don't typically result in material expenses for us, but rather, result in normal operating expenses involved with processing, approval and other activities associated with the extension and administration of such credit facilities. Our cash flow is impacted to the extent the commitments are drawn upon by our customers. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these commitments to extend credit, and, other than the obligation to honor the commitment if drawn by the customer, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such commitments. At the present time, other than the passage of time or the nonperformance of customers under these commitments, there is no known event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in termination of such commitments to a material extent. The contractual amount of our commitments to extend credit totaled $94.1 million at December 31, 2003.

Commercial Letters of Credit. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, our credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount; however, at December 31, 2003, based on current information, no losses were anticipated as a result of these commitments. We assess the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate and other types of business assets of the borrower such as accounts receivable, inventory, equipment, deposit accounts and general intangibles. Since the conditions requiring us to fund letters of credit may not occur, our liquidity requirements related to such letters of credit will likely be less than the total outstanding commitments.

Commercial letters of credit are an important service provided by us to our commercial customers. Our liquidity is impacted only to the extent we must honor a commercial letter of credit due to nonperformance of the commercial customer. Our revenues are impacted to the extent we are required to perform under the letter of credit and earn interest income on the advanced funds or we charge a fee for issuing or maintaining the letter of credit. Such letters of credit typically don't result in material expenses for us, but rather, result in normal operating expenses involved with processing, approval and other activities associated with the extension and administration of such letters of credit. Our cash flow is impacted to the extent the nonperformance of the customer requires us to advance under the letter of credit. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these letters of credit, and, other than the obligation to honor the letter of credit, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such letters of credit. At the present time, other than the passage of time or nonperformance of customers under their letters of credit, there is no known event, demand, commitment, trend or uncertainty that will result or is reasonably likely to result in termination of such letters of credit to a material extent. The contractual amount of our commercial letters of credit totaled $10.6 million at December 31, 2003.

Performance and Financial Standby Letters of Credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on our part to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, we could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, we have recourse against the account party up to and including the amount of the performance standby letter of credit. We evaluate each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on our credit evaluation of the account party. As of December 31, 2003, we had outstanding $641,000 of performance standby letters of credit.

Financial standby letters of credit are irrevocable obligations to the beneficiary on our part to repay money borrowed by or advanced to or for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, we could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, we have recourse against the account party up to and including the amount of the financial standby letter of credit. We evaluate each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on our credit evaluation of the account party. As of December 31, 2003, we had outstanding $43.8 million of financial standby letters of credit. $34.1 million of these letters of credit were participated to other financial institutions.

Performance and financial standby letters of credit are also an important service we provide to our commercial customers. Our liquidity is impacted only to the extent we must honor such a letter of credit due to nonperformance of the customer. Our revenues are impacted to the extent we are required to perform under the letter of credit and interest is earned on outstanding advances or if we charge a fee for issuing or administering the letter of credit. Such letters of credit typically don't result in material expenses for us, but rather, normal operating expenses involved with processing, approval and other activities associated with the extension and administration of such letters of credit. Our cash flow is impacted to the extent the nonperformance of the customer requires us to advance under the letter of credit. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these letters of credit and, other than the obligation to honor the letter of credit, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such letters of credit. At the present time, other than the passage of time or nonperformance of customers under their letters of credit, there is no known event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in terminations of such letters of credit to a material extent.

Interest Rate Swaps, Caps and Floors. Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. From time to time we may enter into swaps to hedge our balance sheet against fluctuations in interest rates. Interest rate caps and floors are used to protect our balance sheet from unfavorable movements in interest rates while allowing benefit from favorable movements. The credit risk related to interest rate contracts is that counterparties may be unable to meet the contractual terms of the agreements. This risk is estimated by calculating the present value of the cost to replace outstanding contracts in a gain position at current market rates, reported on a net basis by counterparties. We manage the credit risk of our interest rate contracts through bilateral collateral agreements, credit approvals, limits and monitoring procedures. Additionally, we reduce the assumed counterparty credit risk through master netting agreements that permit us to settle interest rate contracts with the same counterparty on a net basis. At December 31, 2003, we held $40.0 million of interest rate caps. These caps are reflected in the December 31, 2003 balance sheet at their combined fair value of $56,000.

Interest rate swaps, caps and floors can be an effective way to hedge interest rate risk. Due to the fact that they are purchased at fair value, which is generally significantly less than the notional amount of the instrument, our liquidity is not generally materially affected by the origination of such instruments. The amount of revenues or expenses associated with such instruments is dependent upon the accounting methodology selected for the instruments (i.e., whether such instruments are officially designated as hedges under applicable accounting standards). Our current interest rate caps are not accounted for as hedges. Therefore, increases in their fair value are presented as a reduction to interest expense while decreases in their fair value are presented as an increase in interest expense. Cash flow is not affected under these instruments other than at the time of purchase and, during their life, if interest rates move in such a fashion that payments under the interest rate caps are received. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these interest rate caps, and, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such interest rate caps. The interest rate caps will terminate upon their maturity dates ($20.0 million in May and June 2004 and the remaining $20.0 million in May and June 2006). Until such time as those contracts mature, there are no known events, demands, commitments, trends or uncertainties that will result in or is reasonably likely to result in termination of the contracts. We do have the option to sell the contracts at their fair value at any time.

Contingent Consideration in Business Combinations. Pursuant to the terms of the agreement related to the acquisition of Milne Scali in April 2002, additional consideration of up to $6.2 million may be payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with current accounting standards, there is no current carrying amount associated with this contractual obligation. Additionally, there are no recourse provisions associated with this contractual obligation that would enable us to recover from third parties any of the amounts paid under the contractual obligation and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the contractual obligation, we could obtain to liquidate to recover all or a portion of the amounts paid under the guarantee.

Pursuant to the terms of the agreement related to the IASW asset acquisition in December 2003, additional consideration of up to $480,000 may be payable to IASW, subject to the operation of the acquired assets achieving certain financial performance targets. In accordance with current accounting standards, there is no current carrying amount associated with this contractual obligation. Additionally, there are no recourse provisions associated with this guarantee that would enable us to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, we could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

Contingent consideration in business combinations, under current accounting standards and provided certain criteria are met, is not required to be recorded at the time of the transaction. Such contingent consideration, which may be based on the financial performance of the acquired entity or other factors, can be an effective tool in maintaining or encouraging certain levels of performance by the acquired entity. Such consideration may be critical to accomplishing the business combination. Our cash flow and liquidity are impacted to the extent the contractual financial performance is attained and we are, therefore, required to make the contingency payments. There are no known events, demands, commitments, trends or uncertainties, other than the passage of time and the financial performance of the respective acquiree, that will result in or is reasonably likely to result in termination of the contingent consideration agreements.

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. BNCCORP, concurrent with the issuance of preferred securities in July 2000 by BNC Capital Trust I and in July 2001 by BNC Statutory Trust II, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities. Note 14 to the Consolidated Financial Statements included under item 8 includes a full description of the nature of the established trusts and the securities issued by the trusts. There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees, BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

The trust preferred securities are important to us in that they provide for a cost-effective means of obtaining Tier 1 capital for regulatory purposes. Additionally, BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the securities and ultimately distributed to the holders of the preferred securities. Our consolidated interest expense reflects interest paid on the preferred securities and cash flows are impacted accordingly. There are no retained interests (other than the common stock of the trusts held by BNCCORP), securities issued (other than as described above) or additional indebtedness incurred by us in connection with these securities, and, there are no other obligations or liabilities, including contingent obligations and liabilities, arising from the securities. Due to recently issued accounting standards, the Federal Reserve is presently considering the regulatory capital status of such instruments. A change in the regulatory capital status of these existing instruments could materially impact us in that our consolidated capital ratios would decline if the securities could not be treated as Tier 1 capital (to certain limits) or Tier 2 capital (to certain limits). Should such a change in regulatory capital status be required to be implemented, BNCCORP likely would need to immediately explore opportunities for issuing other instruments that qualify as regulatory capital. It is difficult to predict, with any degree of certainty, the Federal Reserve's final decision as it pertains to the capital treatment of such instruments.

Indemnifications. In conjunction with various business combinations, we have entered into certain indemnifications with the contracting parties. Such indemnifications, although considered guarantees under current accounting standards, are not deemed to be material to our financial condition or results of operations.

Contractual Obligations, Contingent Liabilities and Commitments.

As disclosed in the Notes to the Consolidated Financial Statements included under Item 8, we have certain contractual obligations, contingent liabilities and commitments. Certain of these commitments have been discussed in the sections above. At December 31, 2003, the aggregate contractual obligations (excluding bank deposits), contingent liabilities and commitments were as follows (in thousands):

                                                        Payments due by period
                             --------------------------------------------------------------------------

                              Less than       1 to 3         3 to 5         After 5
                                1 year         years          years          years           Total
 Contractual Obligations:    -----------    ------------   ------------   -------------   -------------

Total borrowings............   $ 54,883        $ 35,140       $     --       $  84,597       $ 174,620
Annual rental commitments
 under non-cancelable
 operating leases...........      1,113           1,641          1,133             435           4,322
                             -----------    ------------   ------------   -------------   -------------
Total.......................   $ 55,996        $ 36,781       $  1,133       $  85,032       $ 178,942
                             ===========    ============   ============   =============   =============

                                             Amount of Commitment - Expiration by Period
                             --------------------------------------------------------------------------

                              Less than       1 to 3         3 to 5         After 5          Total
 Other  Commitments:            1 year         years          years          years
                             -----------    ------------   ------------   -------------   -------------

Commitments to lend.........   $ 79,319        $ 11,121       $  3,320       $     377       $  94,137
Standby and commercial
 letters of credit..........      1,138           9,421             --              --          10,559
                             -----------    ------------   ------------   -------------   -------------
Total.......................   $ 80,457        $ 20,542       $  3,320       $     377       $ 104,696
                             ===========    ============   ============   =============   =============

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

The  Consolidated  Statements  of  Cash  Flows  in  the  Consolidated  Financial
Statements included under Item 8 of Part II present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds in terms ranging from overnight to 10 years and beyond. Borrowings from the FHLB are generally collateralized by the Bank's mortgage loans and various investment securities. See "-Investment Securities" and Note 12 to the Consolidated Financial Statements included under Item 8 of
Part II. We have also obtained funding through the issuance of Subordinated Notes, subordinated debentures and long-term borrowings. See "-Borrowed Funds," "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and Notes 13 and 14 to the Consolidated Financial Statements included under Item 8 of Part II for further information on these instruments.

The following table sets forth, for the periods indicated, a summary of our major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8 of Part II:

                         Major Sources and Uses of Funds

                                                             For the Years Ended December 31,
                                                     --------------------------------------------------
                                                           2003           2002               2001
                                                     -------------    --------------    ---------------
                                                                        (in thousands)
Proceeds from FHLB advances..........................   $175,300       $        --       $         --
Proceeds from sales of investment securities.........     76,652           100,651            119,394
Proceeds from maturities of investment securities....     56,598            50,984             86,414
Net (increase) decrease in loans.....................     50,419           (35,144)           (53,132)
Net increase (decrease) in short-term borrowings.....      3,263            27,360            (32,467)
Net increase (decrease) in long-term borrowings......        279             8,548            (13,000)
Net increase (decrease) in deposits..................     (2,303)           21,293             45,505
Purchases of investment securities...................   (193,653)         (146,985)          (162,321)
Repayments of FHLB advances..........................   (160,300)          (20,000)                --
Additions to premises and equipment..................     (9,012)           (2,974)            (1,965)
Cash paid for acquisition of insurance subsidiary....       (260)          (13,964)                --
Proceeds from issuance of preferred stock............         --             1,500                 --
Proceeds from issuance of subordinated debentures....         --                --             14,429
Disposition of discontinued Fargo branch.............         --            (4,365)                --


Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers' demands as well as our desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on- and off-balance-sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for Federal funds, wholesale and retail repurchase agreements, brokered certificates of deposit and direct non-brokered national certificates of deposit acquired through national deposit networks.

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

As of December 31, 2003, we had established three additional revolving lines of credit with banks, totaling $16.5 million. At December 31, 2003, we had drawn $2.5 million on one of those lines leaving $14.0 million available under these revolving lines of credit. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At December 31, 2003, we also had the ability to draw additional FHLB advances of $83.1 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

Forward-Looking Statements

Statements  included  in  Item  7,  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act. We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional factors that might cause such differences, see Item 1 of Part I, "-Factors That May Affect Future Results of Operations."

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan. Specific reserves totaled $2.0 million at December 31, 2003.

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size that have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and using historical loss information estimate a loss reserve for each pool. Reserves for homogeneous loan pools totaled $2.6 million at December 31, 2003.

     Qualitative Reserve. Our senior lending management also allocates reserves for special situations that are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history. Our qualitative reserve totaled $185,000 at December 31, 2003.

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

Our methodology is, and has been, consistently applied. However, as we add new products, increase in complexity and expand our geographic coverage, we will enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. In this regard, we may, if deemed appropriate, engage outside firms to independently assess our methodology. On an ongoing basis we perform independent credit reviews of our loan portfolio. We believe that our systematic methodology continues to be appropriate given our size and level of complexity.

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate, as of December 31, 2003, to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Allowance for Credit Losses - Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of December 31, 2003. The qualitative and quantitative factors noted above can reasonably be expected to impact the estimates applied and cause such estimates to change from period to period.

Our allowance for credit losses of approximately $4.8 million necessitated that a provision for credit losses of approximately $1.5 million be charged to operations for the year ended December 31, 2003. Should our analysis have resulted in the need for a higher or lower allowance for credit losses, an additional or reduced amount would have been charged to operations during the period. For example, should our analysis have indicated the need for an allowance for credit losses of $5.3 million, an additional $500,000 would have been charged to the provision for loan losses resulting in net income of approximately $3.5 million as compared to the $3.8 million recorded for the year ended December 31, 2003. Had our analysis indicated the need for an allowance for credit losses of $4.3 million, the provision for credit losses would have been reduced by $500,000 resulting in net income of approximately $4.2 million as compared to the $3.8 million recorded for the period.

In the past three years there have been changes in the qualitative and quantitative factors noted above. From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance levels of $4.8, $5.0 and $4.3 million at each of December 31, 2003, 2002 and 2001, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

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

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.


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

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their December 31, 2003 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its December 31, 2003 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at December 31, 2003 of 4.00 percent to 3.00 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of December 31, 2003, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

The net interest income simulation result for the 12-month horizon that covers the calendar year of 2004 is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $20.0 million cumulative notional original three-year interest rate cap positions on three-month LIBOR with a 4.50 percent strike and the $20.0 million cumulative notional original five-year interest rate cap positions on three-month LIBOR with a 5.50 percent strike. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts. See Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion related to our interest rate caps and accounting policies related to these derivative instruments.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates                      -100bp     Unchanged    +100bp      +200bp      +300bp     +400bp
                                               ---------   ---------   ---------   ---------   ---------  ---------
Projected 12-month net interest income......... $13,561     $14,513     $14,536    $ 14,324    $ 13,933    $ 13,425
Dollar change from rates unchanged scenario.... $ (952)          --     $    23    $  (189)    $  (580)    $(1,088)
Percentage change from rates unchanged
   scenario.................................... (6.56)%          --       0.16%     (1.30)%     (4.00)%     (7.50)%

Net benefit/(cost) of cumulative $40.0
   million interest rate caps (1).............. $  (56)     $  (50)     $  (28)    $     18    $     98    $    217

Total net interest income impact with caps..... $13,505     $14,463     $14,508    $ 14,342    $ 14,031    $ 13,642
Dollar change from unchanged w/caps............ $ (958)          --     $    45    $  (121)    $  (432)    $  (821)
Percentage change from unchanged w/caps........ (6.62)%          --       0.31%     (0.84)%     (2.99)%     (5.68)%
Policy guidelines (decline limited to).........   5.00%          --       5.00%      10.00%      15.00%      20.00%

(1) In May and June 2001, we purchased four interest rate cap contracts on three-month LIBOR with strikes at 4.50 percent each in the amount of $5.0 million notional with original terms of three years for total notional of $20.0 million. These contracts will expire in May and June 2004. We also purchased four interest rate cap contracts on three-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional of $20.0 million. These contracts will expire in May and June of 2006. See Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further information on accounting policies related to derivative financial investments.

Our rate sensitivity position over the projected 12-month horizon is fairly stable to slightly liability sensitive. This is evidenced by the projected decrease in net interest income in most of the rising interest rate scenarios.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the 12-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the 12-month period. For example, even though in the -100bp scenario, net interest income declines $958,000, or 6.62 percent, from the unchanged scenario, the level of net interest income of $13.5 million is only
0.95 percent above the $13.4 million recorded for the year ended December 31, 2003.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/- 100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. When a given scenario falls outside of these limits, such as is the case with the -100bp scenario above, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may approve the exception to the general policy or recommend actions aimed at bringing the respective scenario within the general limits noted above. A targeted level of net interest income is established and approved by the Board and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

Static gap analysis is another tool that may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth our rate sensitivity position as of December 31, 2003. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                        Interest Sensitivity Gap Analysis

                                                               Estimated maturity or repricing at December 31, 2003
                                                     -------------------------------------------------------------------------
                                                         0-3             4-12           1-5           Over
                                                        months          months         years         5 years         Total
                                                     -------------   -------------  ------------   ------------   ------------
                                                                              (dollars in thousands)
Interest-earning assets:
     Interest-bearing deposits with banks...........  $       --     $        --     $      --      $      --      $      --

     Investment securities (1)......................      10,597          25,265        91,415        135,291        262,568
     FRB and FHLB Stock.............................       7,596              --            --             --          7,596
     Fixed rate loans (2)...........................       7,805          17,738        34,851         14,081         74,475
     Floating rate loans (2)........................     205,875             324         3,389             --        209,588
                                                     -------------   -------------  ------------   ------------   ------------
        Total interest-earning assets...............  $  231,873     $    43,327     $ 129,655      $ 149,372      $ 554,227
                                                     =============   =============  ============   ============   ============

Interest-bearing liabilities:
     Interest checking and money market accounts....  $  208,914     $        --     $      --      $      --      $ 208,914

     Savings........................................       6,611              --            --             --          6,611
     Time deposits under $100,000...................      16,171          47,314        25,012            626         89,123
     Time deposits $100,000 and over................      10,108          27,974         8,487             --         46,569
     Borrowings.....................................      41,383          13,500        35,140         84,597        174,620
                                                     -------------   -------------  ------------   ------------   ------------
        Total interest-bearing liabilities..........  $  283,187     $    88,788     $  68,639      $  85,223      $ 525,837
                                                     =============   =============  ============   ============   ============
Interest rate gap...................................  $  (51,314)    $   (45,461)    $  61,016      $  64,149      $  28,390
                                                     =============   =============  ============   ============   ============
Cumulative interest rate gap at December 31, 2003...  $  (51,314)    $   (96,775)    $ (35,759)     $  28,390
                                                     =============   =============  ============   ============
Cumulative interest rate gap to total assets........      (8.26)%        (15.57)%       (5.75)%          4.57%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of December 31, 2003 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:                                Page

Independent Auditors' Report....................................   62

Consolidated Balance Sheets as of
  December 31, 2003 and 2002....................................   63

Consolidated Statements of Income for the
  years ended December 31, 2003, 2002 and 2001..................   64

Consolidated Statements of Comprehensive Income
  for the years ended December 31, 2003, 2002, and 2001.........   66

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002, and 2001.................   67

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002, and 2001.............................   68

Notes to Consolidated Financial Statements......................   69

                          Independent Auditors' Report


The Board of Directors and Stockholders
BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and subsidiaries as of December 31 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


Minneapolis, Minnesota
January 29, 2004


                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)

                    ASSETS                                 2003         2002
                                                      ------------  ------------
CASH AND DUE FROM BANKS.............................  $    12,520   $    16,978
INTEREST-BEARING DEPOSITS WITH BANKS................           --           159
                                                      ------------  ------------
     Cash and cash equivalents......................       12,520        17,137
INVESTMENT SECURITIES AVAILABLE FOR SALE............      262,568       208,072
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN
   BANK STOCK.......................................        7,596         7,071
LOANS AND LEASES, net...............................      283,555       335,794
ALLOWANCE FOR CREDIT LOSSES.........................       (4,763)       (5,006)
                                                      ------------  ------------
     Net loans and leases...........................      278,792       330,788
PREMISES AND EQUIPMENT, net.........................       18,570        11,100
INTEREST RECEIVABLE.................................        2,462         2,856
OTHER ASSETS........................................       15,507         4,119
GOODWILL............................................       15,089        12,210
OTHER INTANGIBLE ASSETS, net........................        8,373         8,875
                                                      ------------  ------------
                                                      $   621,477   $   602,228
                                                      ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing............................  $    44,725   $    44,362
     Interest-bearing -
         Savings, interest checking and
           money market.............................      215,525       187,531
         Time deposits $100,000 and over............       46,569        64,905
         Other time deposits........................       89,123       101,447
                                                      ------------  ------------
     Total deposits.................................      395,942       398,245
SHORT-TERM BORROWINGS...............................       31,383        28,120
FEDERAL HOME LOAN BANK ADVANCES.....................      112,200        97,200
LONG-TERM BORROWINGS................................        8,640         8,561
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  COMPANY'S SUBORDINATED DEBENTURES.................       22,397        22,326
OTHER LIABILITIES...................................       10,729        10,053
                                                      ------------  ------------
              Total liabilities.....................      581,291       564,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000
         shares authorized; 150 shares issued
         and outstanding............................         --             --
     Capital surplus - preferred stock..............       1,500          1,500
     Common stock, $.01 par value - 10,000,000
         shares authorized; 2,749,196 and
         2,700,929 shares issued and outstanding
         (excluding 42,880 shares held in
         treasury)..................................          28             27
     Capital surplus - common stock.................      17,074         16,614
     Retained earnings..............................      21,119         17,395
     Treasury stock (42,880 shares).................        (513)          (513)
       Accumulated other comprehensive income,
         net of income taxes........................         978          2,700
                                                      ------------  ------------
              Total stockholders' equity............      40,186         37,723
                                                      ------------  ------------
                                                      $  621,477    $   602,228
                                                      ============  ============

                     See accompanying notes to consolidated
                             financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                      2003           2002          2001
                                                   ------------  ------------  ------------
INTEREST INCOME:
   Interest and fees on loans.....................  $  19,297     $   20,778    $   23,991
   Interest and dividends on investments -
     Taxable......................................      7,545          9,774        12,354
     Tax-exempt...................................      1,535            977           829
     Dividends....................................        259            223           362
   Other..........................................         10             66            50
                                                   ------------  ------------  ------------
              Total interest income...............     28,646         31,818        37,586
                                                   ------------  ------------  ------------
INTEREST EXPENSE:
   Deposits.......................................      7,438         10,242        14,253
   Short-term borrowings..........................        382            141           441
   Federal Home Loan Bank advances................      5,333          6,214         7,185
   Long-term borrowings...........................        387            310           777
   Subordinated debentures........................      1,728          1,829         1,377
                                                   ------------  ------------  ------------
              Total interest expense..............     15,268         18,736        24,033
                                                   ------------  ------------  ------------
              Net interest income.................     13,378         13,082        13,553
PROVISION FOR CREDIT LOSSES.......................      1,475          1,202         1,699
                                                   ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES...............................     11,903         11,880        11,854
                                                   ------------  ------------  ------------
NONINTEREST INCOME:
   Insurance commissions..........................     14,568          8,981         1,891
   Fees on loans..................................      2,022          2,169         1,936
   Trust and financial services...................      1,009            751           899
   Net gain on sales of securities................        968          1,870         1,396
   Service charges................................        909            755           636
   Brokerage income...............................        420          1,094         1,407
   Rental income..................................        212             89            54
   Other..........................................        704            587           495
                                                   ------------  ------------  ------------
              Total noninterest income............     20,812         16,296         8,714
                                                   ------------  ------------  ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits.................     16,478         14,723         9,911
   Occupancy......................................      2,306          2,235         1,661
   Depreciation and amortization..................      1,458          1,320         1,123
   Office supplies, telephone and postage.........      1,214          1,106           940
   Professional services..........................      1,146          1,495         1,326
   Amortization of intangible assets..............      1,063            881           482
   Marketing and promotion........................        803            749           709
   FDIC and other assessments.....................        201            214           193
   Repossessed and impaired asset
     expenses/write-offs..........................         40            142            40
   Other..........................................      2,581          2,464         1,797
                                                   ------------  ------------  ------------
              Total noninterest expense...........     27,290         25,329        18,182
                                                   ------------  ------------  ------------
Income from continuing operations
   before income taxes............................      5,425          2,847         2,386
Income tax provision..............................      1,581            822           691
                                                   ------------  ------------  ------------
Income from continuing operations.................      3,844          2,025         1,695
                                                   ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                         2003            2002          2001
                                                     ------------    ------------  ------------
Discontinued Operations:
 Gain (loss) from operations of
   discontinued Fargo branch
   (including net loss on sale
   of $49 for 2002), net of income
   taxes of $6 and $(83)............................         --             14          (203)
                                                     ------------    -----------  ------------
 Income before nonoperating item
   and cumulative effect of
    change in accounting principle..................      3,844          2,039         1,492
 Nonoperating item - loss on early
    extinguishment of debt, net
    of income taxes of  $(70).......................         --             --          (134)
Cumulative effect of change in
    accounting principle, net
    of income taxes of $(66) .......................         --             --          (113)
                                                     ------------    -----------  ------------
NET INCOME..........................................  $   3,844       $  2,039     $   1,245
                                                     ============    ===========  ============

Dividends on preferred stock........................  $    (120)      $    (79)    $      --
                                                     ------------    -----------  ------------
Income available to common stockholders.............  $   3,724       $  1,960     $   1,245
                                                     ============    ===========  ============

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations...................  $    1.38       $   0.74     $    0.71

Gain (loss) from discontinued Fargo
    branch, net of income taxes.....................         --           0.01         (0.08)
Nonoperating item - loss on early
    extinguishment of debt, net
    of income taxes.................................         --             --         (0.06)
Cumulative effect of change in
    accounting principle, net of income taxes.......         --             --         (0.05)

                                                     ------------    -----------  ------------
Basic earnings per common share.....................  $    1.38       $   0.75     $    0.52
                                                     ============    ===========  ============

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations...................  $    1.35       $   0.74     $    0.70

Gain (loss) from discontinued Fargo branch,
    net of income taxes............................          --           0.01         (0.08)
Nonoperating item - loss on early extinguishment
    of debt, net of income taxes...................          --             --         (0.06)
Cumulative effect of change in accounting
    principle, net of income taxes.................          --             --         (0.05)
                                                     ------------    -----------  ------------
Diluted earnings per common share...................  $    1.35       $   0.75     $    0.51
                                                     ============    ===========  ============

          See accompanying notes to consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                         For the Years Ended December 31
                                 (In thousands)

                                                         2003            2002         2001
                                                     ------------    -----------  ------------

NET INCOME........................................   $    3,844      $   2,039    $    1,245
OTHER COMPREHENSIVE INCOME (LOSS) -
 Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
    arising during the period, net of
    income taxes of $(668), $1,197, and $283......       (1,122)         2,381           885


    Less: reclassification adjustment for gains
    included in net income, net of income taxes...         (600)        (1,330)         (942)
                                                     ------------    -----------  ------------

OTHER COMPREHENSIVE INCOME (LOSS).................       (1,722)         1,051           (57)
                                                     ------------    -----------  ------------

COMPREHENSIVE INCOME..............................   $    2,122      $   3,090    $    1,188
                                                     ============    ===========  ============


          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)

                                              Capital                          Capital                       Accumulated
                         Preferred Stock      Surplus       Common Stock       Surplus                          Other
                        ------------------   Preferred   -------------------   Common    Retained  Treasury  Comprehensive
                         Shares    Amount      Stock      Shares     Amount     Stock    Earnings   Stock      Income        Total
                        -------- ---------  -----------  --------- ---------  ---------  --------  --------- ------------- ---------
BALANCE,
 December 31, 2000......   --    $    --    $    --      2,437,910   $  24    $ 14,050   $ 14,190  $  (513)    $   1,706   $ 29,457
  Net income............   --         --         --            --       --          --      1,245       --            --      1,245
   Other comprehensive
     loss -
    Change in
     unrealized
     holding gains
     on securities
     available for
     sale, net of
     income taxes and
     reclassification
     adjustment.........   --         --         --            --       --          --         --        --          (57)       (57)
   Other................   --         --         --          4,140      --          34         --        --           --         34
                        -------- ---------  -----------  --------- ---------  ---------  --------  --------- ------------- ---------
BALANCE,
 December 31, 2001......   --         --         --      2,442,050      24      14,084     15,435      (513)       1,649     30,679
  Net income............   --         --         --            --       --          --      2,039        --           --      2,039
   Other comprehensive
    income -
    Change in
     unrealized
     holding gains
     on securities
     available for
     sale, net of
     income taxes and
     reclassification
     adjustment.........   --         --         --            --       --          --         --        --        1,051      1,051
  Issuance of
   preferred stock......  150         --      1,500            --       --          --         --        --           --      1,500
  Preferred stock
   dividends............   --         --         --            --       --          --        (79)       --           --        (79)
  Issuance of common
   stock................   --         --         --        297,759       3       2,497         --        --           --      2,500
  Other ................   --         --         --          4,000      --          33         --        --           --         33
                        -------- ---------  -----------  --------- ---------  ---------  --------  --------- ------------- ---------

BALANCE,
 December 31, 2002......  150         --      1,500      2,743,809      27      16,614     17,395      (513)       2,700     37,723
   Net income...........   --         --         --            --       --          --      3,844       --            --      3,844
    Other comprehensive
     loss -
     Change in
     unrealized
     holding gains
     on securities
     available for
     sale, net of
     income taxes and
     reclassification
     adjustment.........   --         --         --            --       --          --         --        --       (1,722)    (1,722)
  Preferred stock
   dividends............   --         --         --            --       --          --      (120)        --           --       (120)
  Issuance of common
   stock................   --         --         --        12,701       --         227         --        --           --        227
  Other ................   --         --         --        35,566        1         233         --        --           --        234
                        -------- ---------  -----------  --------- ---------  ---------  --------  --------- ------------- ---------

BALANCE,
 December 31, 2003......  150    $    --    $ 1,500      2,792,076   $  28    $ 17,074   $ 21,119  $  (513)    $    978    $ 40,186
                        ======== =========  ===========  ========= =========  =========  ========  ========= ============= =========

                     See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)
                                                                                  2003             2002            2001
                                                                              ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net income.............................................................     $   3,844        $    2,039       $    1,245
    Adjustments to reconcile net income to net cash provided by (used
     in) operating activities -
       Provision for credit losses........................................         1,475             1,202            1,699
       Depreciation and amortization......................................         1,458             1,489            1,364
       Amortization of intangible assets..................................         1,063               881              482
       Net premium amortization on investment securities..................         4,116             2,966            2,144
       Proceeds from loans recovered......................................           102               136              303
       Write down of other real estate owned and repossessed assets.......            40               142               40
       Change in interest receivable and other assets, net................       (13,261)            2,308              541
       Loss on sale of bank premises and equipment........................            17                 5                5
       Net realized gains on sales of investment securities...............          (968)           (1,870)          (1,396)
       Deferred income taxes..............................................           874              (269)            (342)
       Change in dividend distribution payable............................           (15)               (4)             413
       Change in other liabilities, net...................................            71            (2,965)          (1,233)
       Originations of loans to be sold...................................       (81,706)          (92,004)        (122,180)
       Proceeds from sale of loans........................................        81,706            92,004          122,180
                                                                              ------------     ------------     ------------
             Net cash provided by (used in) operating activities..........        (1,184)            6,060            5,265
                                                                              ------------     ------------     ------------
INVESTING ACTIVITIES:
   Purchases of investment securities.....................................      (193,653)         (146,985)        (162,321)
   Proceeds from sales of investment securities...........................        76,652           100,651          119,394
   Proceeds from maturities of investment securities......................        56,598            50,984           86,414
   Purchases of FRB and FHLB stock........................................        (3,007)               --               --
   Proceeds from sales of FRB and FHLB stock..............................         2,482                --               --
   Net (increase) decrease in loans.......................................        50,419           (35,144)         (53,132)
   Additions to premises and equipment....................................        (9,012)           (2,974)          (1,965)
   Proceeds from sale of premises and equipment...........................           108               161               66
   Cash paid for acquisition of insurance subsidiary......................          (260)          (13,964)              --
   Disposition of discontinued Fargo branch...............................            --            (4,365)              --
                                                                              ------------     ------------     ------------
             Net cash used in investing activities........................       (19,673)          (51,636)         (11,544)
                                                                              ------------     ------------     ------------
  FINANCING ACTIVITIES:
   Net increase in demand, savings, interest checking and money
       market accounts....................................................        28,357            36,723           12,824
   Net increase (decrease) in time deposits...............................       (30,660)          (15,430)          32,681
   Net increase (decrease) in short-term borrowings.......................         3,263            27,360          (32,467)
   Repayments of FHLB advances............................................      (160,300)          (20,000)              --
   Proceeds from FHLB advances............................................       175,300                --               --
   Repayments of long-term borrowings.....................................           (62)              (62)         (13,000)
   Proceeds from long-term borrowings.....................................           141             8,610               --
   Amortization of discount on subordinated notes.........................            --                --              371
   Proceeds from issuance of subordinated debentures......................            --                --           14,429
   Proceeds from issuance of preferred stock..............................            --             1,500               --
   Payment of preferred stock dividends...................................          (120)              (79)              --
   Amortization of discount on subordinated debentures....................            86                86              (50)
   Other, net.............................................................           235                33             (120)
                                                                              ------------     -------------     ------------
             Net cash provided by financing activities....................        16,240            38,741           14,668
                                                                              ------------     ------------     ------------
NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS.....................        (4,617)           (6,835)           8,389
CASH AND CASH EQUIVALENTS, beginning of year..............................        17,137            23,972           15,583
                                                                              ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year....................................     $  12,520        $   17,137       $   23,972
                                                                              ------------     ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid..........................................................     $  15,693        $   19,481       $   24,601
                                                                              ------------     ------------     ------------
   Income taxes paid......................................................     $     817        $      912       $      920
                                                                              ============     ============     ============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


1. Description of Business and Summary of Significant Accounting Policies

Description of Business. BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance, Inc., Milne Scali & Company, Inc. ("Milne Scali") and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 22 locations in Arizona, Minnesota and North Dakota, provides a broad range of banking, insurance, brokerage, trust and other financial services to small- and mid-sized businesses and individuals.

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan.

     Reserves for Homogeneous Loan Pools. The Company makes a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Company segments the pools by type of loan or lease and, using historical loss information, estimates a loss reserve for each pool.

     Qualitative Reserve. The Company's senior lending management also allocates reserves for special situations which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history.

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

Income Taxes. The Company files consolidated Federal and unitary state income tax returns.

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

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.


Other Significant Accounting Policies

Business Combinations. Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition. Effective with the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), all business combinations are required to be accounted for by the purchase method. Note 2 to these consolidated financial statements includes a summary of all business combinations completed during the three-year period ended December 31, 2003.

Discontinued Operations. The results of the discontinued operations and any gain or loss on disposal are reported separately from continuing operations. Prior period financial statements have been restated to give effect to the discontinued operations accounted for under this method.

Cash and Cash Equivalents. For purposes of presentation in the consolidated statements of cash flows, the Company considers amounts included in the consolidated balance sheet captions "cash and due from banks" and "interest-bearing deposits with banks" (summarized in the consolidated balance sheet as "cash and cash equivalents") to be cash equivalents.

Investment Securities. Investment and mortgage-backed securities that the Company intends to hold for indefinite periods of time as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors are classified as available for sale. Available-for-sale securities are carried at market value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale are reported as a separate component of stockholders' equity until realized (see "Comprehensive Income"). All securities, other than the securities of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank ("FHLB"), were classified as available for sale as of December 31, 2003 and 2002. Investment and mortgage-backed securities that the Company intends to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield over the period to maturity. The Company did not have any securities classified as held to maturity as of December 31, 2003 or 2002.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses on the sale of investment securities are determined using the specific-identification method and recognized in noninterest income on the trade date.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost, which are deemed other than temporary, could result in a charge to earnings and the corresponding establishment of a new cost basis for the security. Such write-downs, should they occur, would be included in noninterest income as realized losses. There were no such write-downs during 2003, 2002 or 2001. Note 4 to these consolidated financial statements includes a summary of investment securities in a loss position at December 31, 2003 along with the length of time that individual securities have been in a continuous unrealized loss position and a discussion concerning such securities.

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

All impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of collateral of an impaired collateral-dependent loan or an observable market price, if one is available, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment will be recognized as a charge-off through the allowance for credit losses. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are reviewed for impairment on an individual basis.

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

Mortgage Servicing and Transfers of Financial Assets. The Bank regularly sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2003 and 2002, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $147.0 and $194.7 million, respectively. Many of the loans sold by the Bank are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing assets or liabilities and/or future interest income retained by the Bank. Upon sale, any unearned net loan fees or costs are recognized in noninterest income. Gains on sales of loans were $9,000, $0 and $22,000 for 2003, 2002 and 2001, respectively, and are included in noninterest income as fees on loans in the consolidated statements of income.

Premises and Equipment. Land is carried at cost. Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in noninterest income or expense as incurred.

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheets, and are stated at the lower of carrying amount or fair value less estimated costs to sell, at the date of transfer to other real estate owned or repossessed property. When an asset is acquired, the excess of the recorded investment in the asset over fair value less estimated costs to sell, if any, is charged to the allowance for credit losses. Management performs valuations periodically. Fair value is generally determined based upon appraisals of the assets involved. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expense. The Company's investment in such assets at December 31, 2003 and 2002 was $0 and $8,000, respectively.

Goodwill. Goodwill represents the aggregate excess of the cost of businesses acquired over the fair value of their net assets at dates of acquisition. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, goodwill was amortized over its estimated useful life of 15 to 25 years using the straight-line method. The Company reviewed goodwill for impairment periodically or whenever changes in circumstances indicated that the carrying amount of the goodwill may not have been recoverable. With the adoption of SFAS 142, goodwill is no longer amortized, but instead is tested for impairment annually or when impairment indicators are present. Note 9 to these consolidated financial statements includes transition and other disclosures related to goodwill.

Other Intangible Assets. Other intangible assets include premiums paid for deposits assumed, insurance books of business and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of 10 years using the straight-line method. Such accounting treatment is consistent with the recently issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9 ("FIN 9")" ("SFAS 147"), which became effective on October 1, 2003. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 or 10 years for commercial lines and 9.8 or 10 years for personal lines. Under SFAS 142, the Company's other intangible assets with identifiable lives are amortized over those lives and are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. Intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or when impairment indicators are present. Prior to the adoption of SFAS 142, other intangible assets were amortized over their expected lives using either the straight-line or effective interest method as deemed appropriate for such assets. Note 9 to these consolidated financial statements includes additional information related to the Company's other intangible assets.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 2003, 2002 or 2001.

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

Derivative Financial Instruments. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires that all derivative instruments, as defined, including certain derivative instruments embedded in other financial instruments or contracts, be recognized in the consolidated balance sheets as either assets or liabilities measured at fair value. The fair value of the Company's derivative financial instruments is determined based on quoted market prices for comparable instruments, if available, or a valuation model that calculates the present value of expected future cash flows. Subsequent changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

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

Earnings Per Common Share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Such potential dilutive instruments include stock options and contingently issuable stock. Note 25 to these consolidated financial statements includes disclosure of the Company's EPS calculations.

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

Stock-Based Compensation. At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 28 to these consolidated financial statements. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.


The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation for the years ended December 31:


                                                                   2003                2002               2001
                                                              ---------------     ---------------    ----------------
Net income, as reported...............................          $ 3,844,000         $ 2,039,000         $ 1,245,000
Add: total stock-based employee compensation expense
   included in reported net income, net of related tax
   effects............................................               96,000               6,000               6,000
Deduct: total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects.........................             (147,000)            (40,000)           (106,000)
                                                              ---------------     ---------------    ----------------
Pro forma net income..................................          $ 3,793,000         $ 2,005,000         $ 1,145,000
                                                              ===============     ===============    ================
Earnings per share:

  Basic - as reported.................................          $      1.38         $      0.75         $      0.52
  Basic - pro forma...................................                 1.30                0.72                0.45
  Diluted - as reported...............................                 1.35                0.75                0.51
  Diluted - pro forma.................................                 1.27                0.72                0.44

Recently Issued and Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"). SFAS 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. BNCCORP adopted this standard on January 1, 2003; however, adoption of this statement did not have a material impact.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Finally, SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are to be applied in fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company) with any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item being reclassified. The provisions of SFAS 145 related to FASB Statement No. 13 that relate to modifications of a capital lease that make it an operating lease became effective for transactions occurring after May 15, 2002. The Company adopted this standard on January 1, 2003. A loss on early extinguishment of debt incurred during 2001, previously classified as an extraordinary item, has now been reclassified as a nonoperating item in these consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 21 to these consolidated financial statements. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company adopted the disclosure requirements of FIN 45 at December 31, 2002 (see Note 21) and has applied the recognition and measurement provisions for all guarantees entered into or modified since December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation; Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide new guidance concerning transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS 148, SFAS 123 now also requires additional information to be disclosed regarding such cost in annual financial statements and in condensed interim statements of public companies. In general, the new transition requirements are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application is permitted if statements for a fiscal year ending prior to December 15, 2002 have not yet been issued as of December 2002. Interim disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002. The Company accounts for stock-based compensation using the intrinsic method under ABP 25 and plans to continue to do so while providing the disclosures provided for in SFAS 123. The Company adopted the annual disclosure requirements for SFAS 148 for purposes of its December 31, 2002 consolidated financial statements and adopted the interim disclosure requirements of SFAS 148 beginning with its interim financial statements for the period ended March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. During 2003, the FASB delayed the implementation date for these provisions until the fourth quarter of 2003. Accordingly, the Company adopted FIN 46 during the fourth quarter of 2003. The adoption resulted in the deconsolidation of two BNCCORP trusts that have issued subordinated debentures (commonly referred to as "trust preferred securities") (see Note 14). Prior periods have been reclassified to reflect the adoption of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with the implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments for nonpublic companies. The Company adopted SFAS 150 on July 1, 2003. Adoption of the standard required classification of BNCCORP's subordinated debentures as liabilities as compared to the previous classification between the liability and equity section of the balance sheets. Additionally, the standard requires that the interest expense associated with the subordinated debentures be included in interest expense and, hence, included in the computation of net interest income and net interest margin. Prior periods have been reclassified to reflect the adoption of SFAS 150.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and Federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2003, capital levels exceeded minimum capital requirements (see Note 18 to these consolidated financial statements).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year's presentation.


2. Acquisitions and Divestitures:

The following acquisitions and divestitures transpired during the three-year period ended December 31, 2003:

On December 31, 2003, in order to further grow its insurance segment, Milne Scali acquired the assets and assumed certain liabilities of The Insurance Alliance of the Southwest ("IASW"), a Tucson, Arizona-based insurance agency, for 12,701 shares of newly issued BNCCORP common stock (valued at $227,000) and $256,000 in cash. Subsequent payments of $156,000 in cash and BNCCORP common stock valued at $233,000 will be made on each of the first and second annual anniversaries of the transaction. Acquisition of insurance agencies generally result in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. Of the total $1.3 million purchase price, $601,000 was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $659,000 over the fair value of the net assets was recorded as goodwill. Additional consideration of up to $480,000 is payable to IASW, subject to the insurance operation achieving certain performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected as liabilities in the Company's current consolidated balance sheet. The goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $562,000 will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The results of operations of the acquired assets are being included in the Company's consolidated financial statements effective January 1, 2004.

On December 1, 2003, in order to further grow its mortgage banking operations, the Bank executed an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Lynk Financial LLC of Arizona ("Lynk") and its principal owner. Under the Purchase Agreement, the Bank would, on January 5, 2004, acquire certain assets of Lynk for newly issued common stock of BNCCORP with a fair value of $50,000 and $150,000 in cash. The transaction closed as scheduled on January 5, 2004 with BNCCORP issuing 2,888 shares of its common stock. Acquisition of the mortgage operation resulted in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired assets. Of the total $200,000 purchase price, $5,000 was allocated to the net assets acquired and the excess purchase price of $195,000 over the fair value of the net assets was recorded as goodwill. The goodwill, all of which is attributable to the Company's banking segment, will be evaluated for possible impairment under the provisions of SFAS
142. The results of operation of the mortgage banking operation are being included in the Company's consolidated financial statements effective January 5, 2004.

On September 30, 2002, the Company sold its Fargo, North Dakota branch largely due to the fact that the branch did not achieve critical mass for the Company in the Fargo marketplace and the sale allowed the Company to redirect assets to markets where they can be more productively and profitably employed. Pursuant to a definitive branch purchase and assumption agreement dated July 26, 2002, the Company sold the assets of the Fargo branch, including the bank building, furniture, fixtures and equipment totaling $6.0 million and $19.5 million of loans. The Company also sold $31.0 million in deposits. Prior to the application of the Company's direct costs incurred in the sale of the branch ($56,000), the transaction resulted in a net gain on sale of $7,000. These amounts are included in the line item "Gain (loss) from operations of discontinued Fargo branch (including net loss on sale of $49,000 for 2002), net of income taxes" in the consolidated statements of income. The Fargo branch's profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item are the following amounts of net interest income for the Fargo branch for the 12 months ended December 31, 2002 and 2001, respectively:
$973,000 and $726,000. The Fargo branch had previously been reported in the banking operations segment of the Company's segment disclosures.

On April 16, 2002, in order to further grow its insurance segment, the Company acquired 100 percent of the voting equity interests of Milne Scali, a Phoenix, Arizona-based insurance agency, for 297,759 shares of newly issued common stock (valued at $2.5 million) and $15.5 million in cash. Acquisitions of such agencies generally result in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. To effect the transaction, the Company incurred $8.5 million in long-term debt. Of the total $18.0 million purchase price, $7.2 million was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $10.8 million over the fair value of net assets was recorded as goodwill. As part of the transaction, deferred tax liabilities of $2.3 million were initially recorded, which also increased goodwill by the same amount. Subsequent to the acquisition, the Company and Milne Scali made an Internal Revenue Code Section 338(h)(10) election to step up the basis in the acquired assets. Upon the election, goodwill was reduced by $1.8 million, deferred taxes were reduced by $2.3 million and a liability for the resulting income taxes in the amount of $590,000 was recorded. Under the Section 338(h)(10) election, all of the goodwill related to the acquisition will be deductible for tax purposes. An earnout payment of $2.3 million was made during 2003 (see Note 21). This payment increased the goodwill associated with the acquisition. Additional consideration of up to $6.2 million is payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected as liabilities in the Company's current consolidated balance sheet. The goodwill, all of which is attributable to the Company's insurance segment, is evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $8.0 million are being amortized using a method that approximates the anticipated useful life of the associated customer lists, which cover a period of 9.8 to 12.5 years. Milne Scali's results of operations have been included in the Company's consolidated financial statements since the acquisition date of April 16, 2002.

The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of Milne Scali as of the acquisition date (in thousands):

Assets -
  Cash......................................       $   1,536
  Accounts receivable.......................           1,305
  Fixed assets..............................             412
  Intangible assets, books of business......           8,018
  Goodwill..................................          13,096
  Other.....................................             104
                                                 -------------
Total assets................................       $  24,471
                                                 =============

Liabilities -
  Notes payable.............................       $   1,421
  Insurance company payables................           1,486
  Deferred tax liabilities..................           2,346
  Other.....................................           1,218
                                                 -------------
Total liabilities...........................           6,471
  Stockholders' equity......................          18,000
                                                 -------------
Total liabilities and stockholders' equity..       $  24,471
                                                 =============

The following pro forma information has been prepared assuming that the acquisition of Milne Scali had been consummated at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been consummated on the assumed dates (amounts are in thousands):

                                          12 Months Ended December 31
                                     ---------------------------------------
                                            2002                 2001
                                     ------------------   ------------------
Net interest income.................     $  14,761           $   14,251
Noninterest income..................        19,553               18,131
Noninterest expense.................        28,032               26,215

Income from continuing operations...         2,313                2,196
 Income (loss) from discontinued
     operations.....................            14                 (203)
 Income before nonoperating item
     and cumulative effect of
     change in accounting principle.         2,327                1,993
Net income..........................         2,327                1,746


Basic earnings per common share.....     $    0.79           $     0.65
Diluted earnings per common share...     $    0.79           $     0.64

3. Restrictions on Cash and Due From Banks:

The Bank is required to maintain reserve balances in cash on hand or with the FRB under the Federal Reserve Act and Federal Reserve Board's Regulation D. Required reserve balances were $25,000 and $3.6 million as of December 31, 2003 and 2002, respectively. The Bank's required reserve balance declined during 2003 due to the implementation of an account reclassification program.

4. Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2003 or 2002. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

                                                                      Gross             Gross           Estimated
                                                   Amortized        Unrealized        Unrealized           Fair
                                                     Cost             Gains             Losses            Value
                                                ----------------  ---------------   ---------------   ---------------
                     2003
U.S. government agency mortgage-
     backed securities.......................     $      14,374     $        389       $       (8)       $    14,755
U.S. government agency securities............               961              122               --              1,083
Collateralized mortgage obligations..........           210,760            1,451           (2,535)           209,676
State and municipal bonds....................            32,909            2,264             (117)            35,056
Corporate debt securities....................             1,939               59               --              1,998
                                                ----------------  ---------------   ---------------   ---------------
                                                  $     260,943     $      4,285       $   (2,660)       $   262,568
                                                ================  ===============   ===============   ===============


                                                                      Gross            Gross            Estimated
                                                   Amortized        Unrealized       Unrealized            Fair
                    2002                              Cost            Gains            Losses             Value
                                               ----------------  ----------------  ---------------  ----------------
U.S. government agency mortgage-
     backed securities.......................     $      47,072     $        547       $      (43)       $    47,576
U.S. government agency securities............             4,608              595               --              5,203
Collateralized mortgage obligations..........           122,795            2,527             (842)           124,480
State and municipal bonds....................            27,276            1,589              (50)            28,815
Corporate debt securities....................             1,938               60               --              1,998
                                                ----------------  ----------------  ---------------  ----------------
                                                  $     203,689     $      5,318       $     (935)       $   208,072
                                                ================  ================  ===============  ================

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2003, were as follows (in thousands):

                                                                   Estimated
                                                   Amortized          Fair
                                                      Cost           Value
                                                ---------------  ---------------
Due in one year or less.......................     $       --       $       --
Due after one year through five years.........           2,592            2,742
Due after five years through ten years........          23,636           23,932
Due after ten years...........................         234,715          235,894
                                                ---------------  ---------------
     Total....................................     $   260,943      $   262,568
                                                ===============  ===============

Securities carried at approximately $234.0 and $177.8 million at December 31, 2003 and 2002, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the FHLB and repurchase agreements with customers.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

                                   2003            2002            2001
                              --------------  --------------   --------------
Sales proceeds................  $   76,652      $  100,651     $  119,394
Gross realized gains..........       1,573           2,003          1,530
Gross realized losses.........         605             133            134

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (amounts are in thousands):

                                  Less than 12 months                   12 months or more                       Total
                           ----------------------------------  -------------------------------  ------------------------------------
                                  Fair       Unrealized               Fair    Unrealized                 Fair     Unrealized
Description of Securities    #    Value        Loss       %      #   Value       Loss      %      #      Value       Loss        %
                           ---- ---------- ------------ -----  ---- --------  ---------- -----  ---- ----------- ------------ ------
U.S. government agency
 mortgage-backed
 securities...............  1   $    661    $    (3)    .5      2   $   354    $   (5)   1.4     3   $   1,015    $     (8)     .8
Collateralized mortgage
 obligations..............  19    116,673     (2,176)   1.9      3    10,942      (359)   3.3    22     127,615       (2,535)   2.0
State and municipal bonds    7      3,043       (117)   3.8     --        --        --     --     7       3,043         (117)   3.8
                           ---- ---------- ----------- -----   ----  -------- ---------- -----  ---- ----------- ------------ ------
Total temporarily
 impaired securities......  27   $120,377    $(2,297)   1.9      5   $11,296    $ (364)   3.2    32   $ 131,673    $  (2,660)   2.0
                           ==== ========== =========== =====   ====  ======== ========== =====  ==== =========== ============ ======

The Company considered the following information in reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary impairments. The nature of the investments with gross unrealized losses as of December 31, 2003 was as follows: U.S. government agency mortgage-backed securities (3 positions issued and guaranteed by GNMA); collateralized mortgage obligations (19 positions issued and guaranteed by FNMA or FHLMC and 3 non-agency collateralized mortgage obligations each carrying two AAA ratings from a combination of Fitch, Moody's or S & P) - the duration of the 3 collateralized mortgage obligation positions that have been in a continuous unrealized loss position for 12 months or more as of December 31, 2003 was only 15 months; and state and municipal bonds (7 insured, AAA rated, general obligation bonds). Therefore, none of the impairments in the above table were due to a deterioration in the credit quality of any of the issues that might result in the noncollection of contractual principal and interest. The cause of the impairments is due to changes in interest rates.

5. Federal Reserve Bank and Federal Home Loan Bank Stock:

The carrying amounts of FRB and FHLB stock, which approximate their fair values, consisted of the following as of December 31 (in thousands):

                                               2003                2002
                                          ----------------    ----------------
Federal Reserve Bank Stock, at cost......   $  1,236              $   1,236

Federal Home Loan Bank Stock, at cost....      6,360                  5,835
                                          ----------------    ----------------
  Total..................................   $  7,596              $   7,071
                                          ================    ================

There is no contractual maturity on these investments; they represent required regulatory investments.

6. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                                    2003               2002
                                               ---------------    --------------
Commercial and industrial.....................     $  73,001         $  94,075
Real estate:
   Mortgage...................................       129,443           147,825
   Construction...............................        60,056            62,926
Agricultural..................................        12,529            18,023
Consumer......................................         6,188             7,948
Lease financing...............................         2,757             5,554
Other.........................................            89               309
                                               ---------------    --------------
     Total....................................       284,063           336,660
Less:
   Unearned income and net unamortized
     deferred fees and costs..................          (508)             (866)
                                               ---------------    --------------
   Loans and leases, net......................       283,555           335,794
   Allowance for credit losses................        (4,763)           (5,006)
                                               ---------------    --------------
         Net loans and leases.................     $ 278,792         $ 330,788
                                               ===============    ==============


Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

                                           2003              2002
                                        ----------        ----------
North Dakota.......................         31%               32%
Arizona............................         29                26
Minnesota..........................         28                30
South Dakota.......................          8                 7
Other..............................          4                 5
                                        ----------        ----------
         Totals....................        100%              100%
                                        ==========        ==========

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to consumers are both secured and unsecured. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Company holds real property as collateral. Of the $129.4 and $147.8 million of real estate mortgages as of December 31, 2003 and 2002, respectively, many are loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans could be characterized as commercial loans that are secured by real estate. Single- and multi-family residential mortgage loans totaling $8.3 and $10.1 million at December 31, 2003 and 2002, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $43.4 and $38.5 million at December 31, 2003 and 2002, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

Concentrations of Credit. The Company's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2003 were real estate loans, such as loans to non-residential and apartment building operators and lessors of real property ($62.7 million), loans related to hotels and other lodging places ($42.2 million) and construction loans ($34.9 million). Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral.

Impaired Loans. As of December 31, the Company's recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

                                                            2003                                  2002
                                              ---------------------------------     ---------------------------------
                                                 Recorded          Valuation           Recorded          Valuation
                                                Investment         Allowance          Investment         Allowance
                                              ---------------    --------------     --------------    ---------------
Impaired loans -
     Valuation allowance required.........         $  10,996         $   2,245          $  13,412          $   2,210
     No valuation allowance required......                --                --                 10                 --
                                              ---------------    --------------     --------------    ---------------
         Total impaired loans.............         $  10,996         $   2,245          $  13,422          $   2,210
                                              ===============    ==============     ==============    ===============

Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Company will not be able to collect all amounts (i.e., contractual principal and interest) due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Company generally considers all loans risk-graded substandard and doubtful, as well as nonaccrual and restructured loans, as impaired loans.

The valuation allowance on impaired loans is included in the Company's allowance for credit losses.


Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans, and approximate interest income recognized for such loans, were as follows for the years ended December 31 (amounts in thousands):

                                          2003          2002           2001
                                       ------------  ------------   ------------
Average recorded investment
 in impaired loans....................    $ 13,415     $ 13,135         $ 9,101
                                       ============  ============   ============
Interest income recognized
 on impaired loans....................    $    758     $    658         $   761
                                       ============  ============   ============
Average recorded investment
 in impaired loans as a
 percentage of average total loans....        4.4%         4.0%            2.9%
                                       ============  ============   ============

Past Due, Nonaccrual and Restructured Loans. As of December 31, 2003 and 2002, the Company had $38,000 and $5.1 million, respectively, of loans past due 90 days or more and still accruing interest. As of December 31, 2003 and 2002, the Company had $7.9 and $2.5 million, respectively, of nonaccrual loans and no restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at yearend had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                       2003            2002            2001
                                   ------------    -----------    -------------
Interest income that would
 have been recorded...............   $   121         $   237         $   87

Interest income recorded..........        56               1              3
                                   ------------    -----------    -------------
Effect on interest income.........   $    65         $   236         $   84
                                   ============    ===========    =============

As of December 31, 2003 the Company had no commitments to lend additional funds to borrowers with loans whose terms had been modified in troubled debt restructurings.

Loans to Related Parties. Note 22 to these consolidated financial statements includes information relating to loans to executive officers, directors, principal shareholders and associates of such persons.

Leases. The Company extends credit to borrowers under direct finance lease obligations. The direct finance lease obligations are stated at their outstanding principal amount net of unearned income and net unamortized deferred fees and costs. At December 31, 2003 the total minimum annual lease payments for direct finance lease obligations with remaining terms of greater than one year were as follows (in thousands):

        2004...................................       $    608
        2005...................................            478
        2006...................................            354
        2007...................................            166
        2008...................................             --
        Thereafter.............................             --
                                                   ----------------
        Total future minimum lease payments....          1,606
        Unguaranteed residual values...........            525
                                                   ----------------
        Total all payments.....................          2,131
        Unearned income........................           (248)
                                                   ----------------
        Net outstanding principal amount.......       $  1,883
                                                   ================

The Company also extends financing to lease companies, securing the loan with an assignment of lease payments and a security filing against the underlying asset of the lease. These loans are classified above as lease financing but are not direct finance lease obligations.


7. Allowance for Credit Losses:

Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

                                       2003           2002            2001
                                   -------------  --------------  -------------
Balance, beginning of year......    $   5,006        $  4,325       $  3,588
  Provision for credit losses..         1,475           1,202          1,699
  Loans charged off............        (1,820)           (657)        (1,265)
  Loans recovered..............           102             136            303
                                   -------------  --------------  -------------
Balance, end of year...........     $   4,763        $  5,006       $  4,325
                                   =============  ==============  =============

8. Premises and Equipment

Premises and equipment consisted of the following at December 31 (in thousands):

                                                      2003            2002
                                                  -------------   -------------
Land and improvements............................    $  3,142        $  1,857
Buildings and improvements.......................      11,873           6,002
Leasehold improvements...........................       1,796           1,418
Furniture, fixtures and equipment................       9,638           8,873
                                                  -------------   -------------
     Total cost..................................      26,449          18,150
Less accumulated depreciation and
 amortization....................................      (7,879)         (7,050)
                                                  -------------   -------------
     Net premises, leasehold improvements
      and equipment..............................    $ 18,570        $ 11,100
                                                  =============   =============

Depreciation and amortization expense on premises and equipment charged to continuing operations totaled approximately $1.5, $1.3 and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Since January 1, 2002, goodwill has been assessed for impairment at the reporting unit and qualifying subsidiary levels by applying a fair-value-based test at least annually or if impairment indicators are present. The Company has $437,000 of unamortized goodwill related to five separate transactions completed prior to July 1, 2001 and $14.7 million of goodwill related to transactions completed during 2002 and 2003. Pursuant to SFAS 142, the Company completed its annual goodwill impairment assessment during the second quarter of 2003 and concluded that goodwill was not impaired as of June 30, 2003. No subsequent events have occurred that would change the conclusion reached.

Core deposit intangibles are amortized based on a useful life of 10 years. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 years for commercial lines and 9.8 years for personal lines for the books of business acquired in the Milne Scali acquisition and 10 years for the books of business acquired in the IASW acquisition. Certain identifiable intangible assets that are also included in the caption "other intangible assets" in the consolidated balance sheets are generally amortized over a useful life of 10 years.

Adjusted Earnings - SFAS 142 Transitional Disclosure. Effective January 1, 2002, the Company discontinued all goodwill amortization. The following tables reconcile income from continuing operations, income before nonoperating item and cumulative effect of change in accounting principle, net income and EPS, adjusted to exclude amortization expense recognized in those periods related to goodwill for the years ended December 31 (amounts are in thousands):

                                                                          2003             2002             2001
                                                                     --------------    ------------    -------------
     Reported income from continuing operations..................... $   3,844          $ 2,025          $ 1,695
     Add back: goodwill amortization, net of income taxes...........        --               --               51
                                                                     --------------    ------------    -------------
     Adjusted income from continuing operations..................... $   3,844          $ 2,025          $ 1,746
                                                                     ==============    ============    =============

     Reported income before nonoperating item and cumulative
         effect of change in accounting principle................... $   3,844          $ 2,039          $ 1,492
     Add back: goodwill amortization, net of income taxes...........        --               --               51
                                                                     --------------    ------------    -------------
     Adjusted income before nonoperating item and cumulative
         effect of change in accounting principle................... $   3,844          $ 2,039          $ 1,543
                                                                     ==============    ============    =============

     Reported net income ........................................... $   3,844          $ 2,039          $ 1,245
     Add back: goodwill amortization, net of income taxes...........        --               --               51
                                                                     --------------    ------------    -------------
     Adjusted net income ........................................... $   3,844          $ 2,039          $ 1,296
                                                                     ==============    ============    =============

     Basic earnings per common share:

        Reported net income ........................................ $    1.38          $  0.75          $  0.52
          Goodwill amortization, net of income taxes................        --               --             0.02
                                                                     --------------    ------------    -------------
     Adjusted net income ........................................... $    1.38          $  0.75          $  0.54
                                                                     ==============    ============    =============

     Diluted earnings per common share:
        Reported net income ........................................ $    1.35          $  0.75          $  0.51
          Goodwill amortization, net of income taxes................        --               --             0.02
                                                                     --------------    ------------    -------------
     Adjusted net income ........................................... $    1.35          $  0.75          $  0.53
                                                                     ==============    ============    =============

Intangible Assets. The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2003 is presented in the table below (in thousands):

                                       Gross                         Net
                                      Carrying    Accumulated      Carrying
                                       Amount     Amortization      Amount
                                    ------------  ------------   -------------
Intangible assets:
 Core deposit intangibles...........   $  3,497      $ 2,934       $   563
 Insurance books of business
   intangibles......................      8,579        1,137         7,442
 Other..............................        874          506           368
                                    ------------  ------------   -------------
       Total........................   $ 12,950      $ 4,577       $ 8,373
                                    ============  ============   =============

One intangible asset included in the "other" category above has a net carrying value of $271,000 but is not being amortized because it has an indefinite life. Amortization expense for intangible assets was $1.1 million, $881,000 and $482,000 for the years ended December 31, 2003, 2002 and 2001, respectively.


The following table shows the estimated amortization expense, for the next five years, for amortized intangible assets existing on the Company's books at December 31, 2003 (in thousands). Projections of amortization expense are based on existing asset balances as of December 31, 2003. Actual amortization expense may differ significantly depending upon changes in market conditions:

                                       Insurance
                                    Commercial and
                        Core        Personal Books
                      Deposit        of Business
                    Intangibles      Intangibles         Other         Total
                  ---------------  ----------------  ------------  -------------
Year ended
 December 31,
   2004...........       350              722             48         1,120
   2005...........       213              722             48           983
   2006...........        --              722             --           722
   2007...........        --              722             --           722
   2008...........        --              722             --           722

Goodwill. The following table shows the change in goodwill, by reporting segment, between January 1, 2003 and December 31, 2003 (in thousands):

                                                                                       Segment
                                                           -----------------------------------------------------------------
                                                             Banking          Insurance          Other            Total
                                                           -------------    --------------    -------------    -------------
Balance, January 1, 2003..............................         $   212          $ 11,821           $   177        $ 12,210
Goodwill attributable to purchase acquisition.........              --               663                --             663
Goodwill attributable to earnout payment..............              --             2,315                --           2,315
Other.................................................              --               (99)               --             (99)
                                                           -------------    --------------    -------------    -------------
Balance, December 31, 2003............................         $   212          $ 14,700           $   177        $ 15,089
                                                           =============    ==============    =============    =============

10. Deposits:

The scheduled maturities of time deposits as of December 31, 2003 are as follows (in thousands):


        2004...........................       $ 101,567
        2005...........................          23,553
        2006...........................           6,007
        2007...........................           2,739
        2008...........................           1,200
        Thereafter.....................             626
                                           ----------------
                                              $ 135,692
                                           ================

At December 31, 2003 and 2002, the Bank had $12.9 and $27.3 million, respectively, of time deposits that had been acquired in the national market and $18.6 and $31.4 million, respectively, of time deposits that had been acquired through a broker.

At December 31, 2003 collateralized mortgage obligations and state and municipal bonds with an amortized cost of approximately $18.8 million were pledged as collateral for certain deposits and $7.9 million of bank depository guaranty bonds from a bankers surety company were pledged as additional collateral on Bank deposits.

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

11. Short-Term Borrowings:

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) as of December 31 (in thousands):

                                                  2003             2002
                                              -------------    -------------
  Federal funds purchased and
   U. S. Treasury tax and loan
   note option accounts (1)..................     $ 17,114         $ 15,000
  Repurchase agreements with customers,
   renewable daily, interest payable
   monthly, rates at 1.50%, secured
   by government agency collateralized
   mortgage obligations (1)..................       14,269           13,120
                                              -------------    -------------
                                                  $ 31,383         $ 28,120
                                              =============    =============

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2003 and 2002 was 1.41% and 1.48%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customers are required or desire to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2003, $14.3 million of securities sold under repurchase agreements, with a weighted average interest rate of 1.75%, maturing in 2004, were collateralized by government agency collateralized mortgage obligations having a carrying value of $25.4 million, a market value of $25.4 million and unamortized principal balances of $25.4 million.

The Company had established two additional revolving lines of credit with banks, totaling $16.5 million. At December 31, 2003, the Company had drawn $2.5 million on one of these lines leaving $14.0 million available under these revolving lines of credit. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate.

12. Federal Home Loan Bank Advances:

FHLB advances consisted of the following at December 31 (amounts are in thousands):

                               2003                            2002
                   ----------------------------   ------------------------------
                                    Weighted                        Weighted
Year of Maturity       Amount     Average Rate        Amount       Average Rate
                   ------------- --------------   --------------  --------------
     2003..........  $      --           --          $  15,000          4.56%
     2004..........      15,000         4.77%           15,000          4.77
     2005..........      15,000         2.30             5,000          3.84
     2006..........      20,000         2.06                --            --
     2009..........      10,000         5.64            10,000          5.64
     2010..........      52,200         6.09            52,200          6.09
                   ------------- --------------   --------------  --------------
                     $  112,200         4.65%        $  97,200          5.49%
                   ============= ==============   ==============  ==============

Some of the advances listed above have call provisions that allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2003, the Company had $62.2 million of callable FHLB advances all callable quarterly during the first quarter of 2004.

At December 31, 2003, the advances from the FHLB were collateralized by the Bank's mortgage loans with unamortized principal balances of approximately $53.9 million resulting in a FHLB collateral equivalent of $32.9 million. In addition, the advances from the FHLB were collateralized by securities with unamortized principal balances of approximately $176.7 million. The Bank has the ability to draw additional advances of $83.1 million based upon the mortgage loans and securities that are currently pledged, subject to a requirement to purchase additional FHLB stock.

13. Long Term Borrowings:

The following table sets forth selected information for long-term borrowings (borrowings with an original maturity of greater than one year) as of December 31 (in thousands):

                                                    2003             2002
                                                ------------     ------------
  Note payable to the Bank of North Dakota,
    principal due April 1, 2004, interest
    payable quarterly at 30-day LIBOR plus
    3.20%, secured by the stock of
    BNC National Bank .........................    $  8,500         $  8,500
  Other .......................................         140               61
                                                ------------     ------------
                                                   $  8,640         $  8,561
                                                ============     ============

The $8.5 million loan from the Bank of North Dakota includes various covenants that are primarily operational rather than financial in nature. As of December 31, 2003, the Company was in compliance with these covenants.

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

During 2001, BNCCORP purchased and retired $82,000 of the Notes at a discount using cash generated from the sale of its asset-based lending subsidiary, BNC Financial Corporation, Inc. On August 31, 2001, the Company redeemed the remaining $12.6 million of the Notes at par through exercise of the option of BNCCORP discussed above. The remaining $12.6 million of the Notes were redeemed using a portion of the cash generated from issuing subordinated debentures through the establishment of BNC Statutory Trust II (see Note 14 to these consolidated financial statements). The transactions and redemption of the Notes resulted in a nonoperating loss of $134,000 ($0.06 per diluted share), net of income taxes of ($70,000).

14.  Guaranteed  Preferred   Beneficial  Interests  in  Company's   Subordinated
Debentures:

In July 2001, BNCCORP established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2003 was 4.74 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of BNCCORP. The floating rate junior subordinated deferrable interest debentures were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2003 was 4.74 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. Concurrent with the issuance of the preferred securities by the trust, BNCCORP fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide BNCCORP with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if BNCCORP itself were to issue preferred stock because BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. BNCCORP owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs.

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

Pursuant to SFAS 150 and FIN 46, the subordinated debentures are now presented as debt in the consolidated financial statements. Previously they were presented between the liabilities and equity sections of the balance sheets. Prior periods have been reclassified to reflect the adoption of these accounting pronouncements. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes, up to a certain allowed amount. Any excess over the amount allowed in Tier 1 capital can be included in Tier 2 capital, up to certain allowed amounts. (See Note 18 for further discussion of the impact of the subordinated debentures on the Company's consolidated regulatory capital calculations).

15. Stockholders' Equity:

BNCCORP and the Bank are subject to certain  minimum capital  requirements  (see
Note 18 to these consolidated financial statements). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency ("OCC"), the Bank's principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank's net profits from the current year plus retained net profits for the preceding two years. At December 31, 2003 approximately $12.3 million of retained earnings were available for bank dividend declaration without prior regulatory approval.

Pursuant to an Asset Purchase and Sale Agreement executed on December 1, 2003, on January 5, 2004, BNCCORP issued 2,888 shares of its common stock to Lynk in connection with the Bank's acquisition of certain assets of Lynk. Note 2 to these consolidated financial statements includes additional information related to the acquisition of the assets.

Pursuant to an Asset Purchase and Sale Agreement, on December 31, 2003, BNCCORP issued 12,701 shares of its common stock to IASW in connection with Milne Scali's acquisition of certain assets of IASW. Note 2 to these consolidated financial statements includes additional information related to the acquisition of the assets.

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

On May 30, 2001, BNCCORP's Board of Directors (the "Board") adopted a rights plan intended to protect stockholder interests in the event BNCCORP becomes the subject of a takeover initiative that BNCCORP's Board believes could deny BNCCORP's stockholders the full value of their investment. This plan does not prohibit the Board from considering any offer that it deems advantageous to its stockholders. BNCCORP has no knowledge that anyone is considering a takeover.

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

Banking operations provide traditional banking services to individuals and small- and mid-sized businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as the sale to and servicing of commercial loans for other institutions.

Insurance  operations  provide  a full  range of  insurance  brokerage  services
including  commercial  insurance,   surety  bonds,   employee   benefits-related
insurance, personal insurance and claims management.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the years ended December 31 (in thousands):

                                                    2003                                              2003
                        -------------------------------------------------------- --------------------------------------------------
                                                Brokerage/
                                                  Trust/                         Reportable             Intersegment   Consolidated
                           Banking  Insurance   Financial   Other (a)   Totals    Segments   Other (a)   Elimination      Total
                        ----------  ----------  ----------  ---------  --------  ----------  ---------  -------------  ------------
 Net interest income.....$  15,378   $     69    $    --    $ (2,121)  $ 13,326   $ 15,447   $ (2,121)    $    52       $  13,378
 Other revenue-external
  customers..............    6,189     14,712      1,457         118     22,476     22,358        118      (1,664)         20,812
 Other revenue-from
  other segments.........      124         --         64         651        839        188        651        (839)            --
 Depreciation and
  amortization...........    1,629        865         12          15      2,521      2,506         15          --           2,521
 Equity in the net
  income of investees....    2,208         --         --       5,325      7,533      2,208      5,325      (7,533)            --
 Other significant
  noncash items:
   Provision for
    credit losses........    1,475         --         --          --      1,475      1,475         --          --           1,475
 Segment profit (loss)
   from continuing
   operations............    3,787      3,709        372      (2,443)     5,425      7,868     (2,443)         --           5,425
 Income tax provision
   (benefit).............      960      1,438        144        (961)     1,581      2,542       (961)         --           1,581
 Segment profit (loss)...    2,827      2,271        228      (1,482)     3,844      5,326     (1,482)         --           3,844
 Segment assets..........  616,998     30,063      1,180      71,225    719,466    648,241     71,225     (97,989)        621,477

---------------------------------
(a) The financial information in the "other" column is for the bank holding company.

                                                   2002                                                 2002
                        -------------------------------------------------------- --------------------------------------------------
                                                Brokerage/
                                                  Trust/                         Reportable             Intersegment   Consolidated
                           Banking  Insurance   Financial   Other (a)   Totals    Segments   Other (a)   Elimination      Total
                        ----------  ----------  ----------  ---------  --------- ----------  ---------  -------------  ------------
Net interest income......$  15,089   $     41    $    --    $ (3,931)   $ 11,199   $ 15,130   $ (3,931)   $  1,883        $ 13,082
Other revenue-external
  customers..............    6,272      9,191      1,934         115      17,512     17,397        115      (1,216)         16,296
Other revenue-from other
  segments...............       99         --         55         648         802        154        648        (802)             --
Depreciation and
  amortization...........    1,518        633         33          17       2,201      2,184         17          --           2,201
Equity in the net
  income of investees....      639         --         --       3,620       4,259        639      3,620      (4,259)             --
Other significant
  noncash items:
 Provision for credit
  losses.................    1,202         --         --          --       1,202      1,202         --          --           1,202
Segment profit (loss)
  from continuing
  operations.............    4,502      1,461       (677)     (2,439)      2,847      5,286     (2,439)         --           2,847
Income tax provision
  (benefit)..............    1,505        430       (255)       (858)        822      1,680       (858)         --             822
Income from discontinued
  Fargo branch, net of
  income taxes...........       49         --         --          --          49         49         --          --              49
Loss on sale of
  discontinued Fargo
  branch, net of income
  taxes..................      (35)        --         --          --         (35)       (35)        --          --             (35)
Segment profit (loss)....    3,011      1,031       (422)     (1,581)      2,039      3,620     (1,581)         --           2,039
Segment assets...........  599,415     26,364      1,307      66,931     694,017    627,086     66,931     (91,789)        602,228

--------------------------
(a) The financial information in the "other" column is for the bank holding company.

                                                    2001                                                 2001
                        -------------------------------------------------------- --------------------------------------------------
                                                 Brokerage/
                                                  Trust/                         Reportable             Intersegment   Consolidated
                           Banking  Insurance   Financial   Other (a)   Totals    Segments   Other (a)   Elimination      Total
                        ----------  ----------  ----------  ---------  --------  ----------  ---------  -------------  ------------
Net interest income......$  15,380   $     18   $     --    $ (3,262)  $ 12,136   $ 15,398   $ (3,262)    $  1,417      $ 13,533

Other revenue-external
 customers...............    5,204      1,952      2,176          70      9,402      9,332         70         (688)        8,714
Other revenue-from
 other segments..........       62         --         69         703        834        131        703         (834)           --
Depreciation and
 amortization............    1,368         96         84          57      1,605      1,548         57           --         1,605
Equity in the net
 income (loss)
 of investees............     (384)        --         --       2,820      2,436       (384)     2,820       (2,436)           --
Other significant
 noncash items:
  Provision for
   credit losses.........    1,699         --         --          --      1,699      1,699         --           --         1,699
Segment profit (loss)
  from continuing
  operations.............    5,032        140       (655)     (2,131)     2,386      4,517     (2,131)          --         2,386

Income tax provision
  (benefit)..............    1,757         (9)      (367)       (690)       691      1,381       (690)          --           691
Loss from discontinued
  Fargo branch, net
  of income taxes........     (203)        --         --          --       (203)      (203)        --           --          (203)
Nonoperating item -
  loss on early
  extinguishment of
  debt, net of income
  taxes..................       --         --         --        (134)      (134)        --       (134)          --          (134)
Cumulative effect of
  change in accounting
  principle, net of
   income taxes..........     (113)        --         --         --        (113)      (113)        --           --          (113)
Segment profit (loss)....    2,959        149       (288)     (1,575)     1,245      2,820     (1,575)          --         1,245
Segment assets, from
  continuing operations..  558,175      2,026      1,976      52,475    614,652    562,177     52,475      (58,685)      555,967
Segment assets...........  587,265      2,026      1,976      52,475    643,742    591,267     52,475      (58,685)      585,057

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

During May and June 2001, the Company purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities and $20.0 million of 5.50 percent contracts having five-year original maturities. The contracts, classified as other assets, are reflected in the Company's December 31, 2003 consolidated balance sheet at their then combined fair value of $56,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 31, 2003, 2002 and 2001, the impact of marking the contracts to market (reflected as an increase in interest expense) was $80,000, $779,000 and $331,000, respectively.

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

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, BNCCORP and the Bank met all capital adequacy requirements to which they are subject.

Under current regulatory capital regulations, BNCCORP's subordinated debentures qualify as Tier 1 capital for purposes of the consolidated capital calculations up to 25 percent of Tier 1 capital prior to the deduction of intangible assets. The remainder of the subordinated debentures qualify as Tier 2 capital provided that the total of Tier 2 capital does not exceed Tier 1 capital. As of December 31, 2003, $13.1 million of the subordinated debentures qualified as Tier 1 capital with the remaining $9.3 million qualifying as Tier 2 capital. As of December 31, 2002, $11.7 million of the subordinated debentures qualified as Tier 1 capital with the remaining $10.6 million qualifying as Tier 2 capital. These amounts are reflected in the consolidated capital amounts presented in the table below.

As of December 31, 2003, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual capital amounts and ratios of BNCCORP and the Bank as of December 31 are also presented in the tables (amounts are in thousands):

                                                                                                    To be Well Capitalized Under
                                                                        For Capital Adequacy         Prompt Corrective Action
                                                  Actual                      Purposes                      Provisions
                                          ------------------------    -------------------------    ------------------------------
                                             Amount       Ratio         Amount         Ratio         Amount           Ratio
                                          -------------  ---------    ------------   ----------    ------------   ---------------
                     2003
Total Capital (to risk-weighted assets):
     Consolidated.........................    $ 42,905      10.63 %     $  32,296         8.0 %           N/A           N/A
     BNC National Bank....................      48,074      11.92          32,260         8.0        $ 40,325         10.0 %
Tier 1 Capital (to risk-weighted assets):
     Consolidated.........................      28,815       7.14          16,148         4.0             N/A           N/A
     BNC National Bank....................      43,311      10.74          16,130         4.0          24,195          6.0
Tier 1 Capital (to average assets):
     Consolidated.........................      28,815       4.90          23,545         4.0             N/A           N/A
     BNC National Bank....................      43,311       7.37          23,522         4.0          29,403          5.0

                     2002

Total Capital (to risk-weighted assets):
     Consolidated.........................    $ 41,270       9.53 %     $  34,641         8.0 %           N/A           N/A
     BNC National Bank....................      45,142      10.45          34,562         8.0        $ 43,202         10.0 %
Tier 1 Capital (to risk-weighted assets):
     Consolidated.........................      25,613       5.92          17,321         4.0             N/A           N/A
     BNC National Bank....................      40,137       9.29          17,281         4.0          25,921          6.0
Tier 1 Capital (to average assets):
     Consolidated.........................      25,613       4.46          22,948         4.0             N/A           N/A
     BNC National Bank....................      40,137       7.00          22,923         4.0          28,654          5.0


19. Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                                                    2003                              2002
                                                      ---------------------------------  --------------------------------
                                                         Carrying            Fair           Carrying           Fair
                                                          Amount            Value            Amount           Value
                                                      ----------------  ---------------  ---------------- ---------------
Assets:
     Cash and due from banks.........................      $   12,520       $   12,520        $   17,137      $   17,137
     Investment securities available
        for sale.....................................         262,568          262,568           208,072         208,072
     Federal Reserve Bank and Federal Home
        Loan Bank stock..............................           7,596            7,596             7,071           7,071
     Loans and leases, net...........................         278,792          277,548           330,788         331,034
     Accrued interest receivable.....................           2,462            2,462             2,856           2,856
     Derivative financial instruments................              56               56               136             136
                                                      ----------------   ---------------  --------------- ----------------
                                                              563,994       $  562,750           566,060      $  566,306
                                                                        ===============                   ===============
     Other assets....................................          57,483                             36,168
                                                      ----------------                   ----------------
                                                           $  621,477                         $  602,228
                                                      ================                   ================
Liabilities and Stockholders' Equity:
     Deposits, noninterest-bearing...................      $   44,725       $   44,725        $   44,362      $   44,362
     Deposits, interest-bearing......................         351,217          352,771           353,883         356,736
     Borrowings and advances.........................         152,223          158,439           133,881         142,393
     Accrued interest payable........................           1,183            1,183             1,608           1,608
     Guaranteed preferred beneficial interests in
         Company's subordinated debentures...........          22,397           23,795            22,326          23,926
                                                      ----------------  ---------------  ---------------- ---------------
                                                              571,745       $  580,913           556,060      $  569,025
                                                                        ===============                   ===============
     Other liabilities...............................           9,546                              8,445

     Stockholders' equity............................          40,186                             37,723
                                                      ----------------                   ----------------
                                                           $  621,477                         $  602,228
                                                      ================                   ================

Financial instruments with off-balance-sheet risk:
       Commitments to extend credit..................                       $      155                        $      351
       Standby and commercial letters of credit .....                              106                                89
                                                                        ---------------                   ---------------
                                                                            $      261                        $      440
                                                                        ===============                   ===============

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

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents the Company's exposure to credit loss in the event of default by the borrower; however, at December 31, 2003, based on current information, no losses were anticipated as a result of these commitments. The Company manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Company expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Company's future liquidity requirements related to such commitments.

Standby and Commercial Letters of Credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Company's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount; however, at December 31, 2003, based on current information, no losses were anticipated as a result of these commitments. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

The contractual amounts of these financial instruments were as follows as of December 31 (in thousands):

                                                            2003                                  2002
                                              ---------------------------------     ---------------------------------
                                              Fixed Rate         Variable Rate        Fixed Rate      Variable Rate
                                              ---------------    --------------     --------------    ---------------
 Commitments to extend credit.............         $   6,547         $  87,590          $  11,322          $  91,694
 Standby and commercial letters of credit.               833             9,726                188              8,730

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

The notional amounts of these financial instruments were as follows as of December 31 (in thousands):

                                            2003               2002
                                      --------------     --------------
        Interest rate caps............. $  40,000          $  40,000


21. Guarantees

As of December 31, 2003, the Company had entered into the following guarantee arrangements:

Contingent Consideration in Business Combination. Pursuant to the terms of the agreement related to the acquisition of Milne Scali in April 2002, additional consideration of up to $6.2 million may be payable to the former shareholders of Milne Scali, subject to Milne Scali achieving certain financial performance targets. In accordance with SFAS 141, there is no current carrying amount associated with this guarantee. Additionally, there are no recourse provisions associated with this guarantee that would enable the Company to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, the Company could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

Contingent Consideration in a Purchase Acquisition. Pursuant to the terms of the agreement related to the IASW asset acquisition in December 2003, additional consideration of up to $480,000 may be payable to IASW, subject to the operation of the acquired assets achieving certain financial performance targets. In accordance with SFAS 141, there is no current carrying amount associated with this guarantee. Additionally, there are no recourse provisions associated with this guarantee that would enable the Company to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, the Company could obtain and liquidate to recover all of a portion of the amounts paid under the guarantee.

Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures. BNCCORP, concurrent with the issuance of preferred securities in July 2000 by BNC Capital Trust I and in July 2001 by BNC Statutory Trust II, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities (See Note 14 for a full description of the nature of the established trusts and the securities issued by the trusts). There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees, BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

Performance Standby Letters of Credit. As of December 31, 2003 and 2002, the Bank had outstanding $641,000 and $642,000, respectively of performance standby letters of credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. As of December 31, 2002, under accounting standards then effective, there was no carrying amount associated with these guarantees. Effective January 1, 2003, such guarantees are required to be recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Financial Standby Letters of Credit. As of December 31, 2003 and 2002, the Bank had outstanding $43.8 and $7.9 million of financial standby letters of credit. Of the $43.8 million of financial standby letters of credit outstanding at December 31, 2003, $34.1 million was participated to other financial institutions. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money borrowed by or advanced to or for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the financial standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. As of December 31, 2002, under accounting standards then effective, there was no carrying amount associated with these guarantees. Effective January 1, 2003, such guarantees are required to be recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Between January 1, 2003 and December 31, 2003, the Bank originated performance and financial standby letters of credit totaling $146.9 million. Of that amount, $107.5 million was participated to other financial institutions. The balance of performance and financial standby letters of credit outstanding on the Bank's books as of December 31, 2003 was $10.3 million. These outstanding guarantees were recognized as liabilities on the Bank's balance sheet at their current estimated combined fair value of approximately $99,000.

22. Related-Party/Affiliate Transactions:

The Bank has entered into transactions with related parties, such as opening deposit accounts for and extending credit to, employees of the Company. In the opinion of management, such transactions have been fair and reasonable to the Bank and have been entered into under terms and conditions substantially the same as those offered by the Bank to unrelated parties.

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $1.1 and $1.0 million at December 31, 2003 and 2002, respectively. During 2003, $620,000 of new loans were made and repayments totaled $434,000. The total amount of deposits received from these parties was $6.5 and $3.1 million at December 31, 2003 and 2002, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection.

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

During the first quarter of 2003, the Company purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona. The Company purchased the building from Milne Scali Properties LLC. Milne Scali Properties LLC is a limited liability company whose members are Richard W. Milne, Jr. and Terrence
M. Scali, executive officers of the Company. The purchase price for the building was the appraised amount of $3.9 million, which was funded through cash generated from operations. An independent party completed the appraisal.

In October 2003, BNC Insurance, Inc. ("BNC Insurance") purchased from Milne Scali Properties LLC, an Arizona limited liability company, one share of the class A voting redeemable common shares, $2,000 par value per share, of Mountain View Indemnity, Ltd., a Bermuda limited liability company ("MVI"), and one share of the non-voting redeemable preference shares, $1.00 par value per share, of MVI for $65,000 in cash. Milne Scali Properties LLC is owned by Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company. Under the by-laws of MVI, share value is established using stockholders equity plus retained earnings divided by the number of stockholders. This methodology was used for purposes of valuing the shares purchased by BNC Insurance.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2003, BNCCORP and its affiliates were in compliance with these requirements.

23. Repossessed and Impaired Asset Expenses/Write-Offs:

The Company recorded write downs to estimated net realizable value of other real estate owned and repossessed assets, and related collection and other expenses, of $40,000, $142,000 and $40,000 for the years ended December 31, 2003, 2002 and
2001, respectively. There were no repossessed assets recorded as of December 31, 2003.

24. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

                                               2003         2002         2001
                                           -----------  -----------  -----------
Continuing Operations -
 Current:
    Federal...............................   $   805     $   800        $  657
    State.................................       241         218           376
    Prior year state refunds
      from change in filing position......      (339)         --            --
                                           -----------  -----------  -----------
                                                 707       1,018         1,033
                                           -----------  -----------  -----------
 Deferred:
    Federal...............................       726        (250)         (218)
    State.................................       148          54          (124)
                                           -----------  -----------  -----------
                                                 874        (196)         (342)
                                           -----------  -----------  -----------
    Total from continuing operations......   $ 1,581     $   822        $  691
                                           ===========  ===========  ===========

Discontinued Operations -
  Current:
   Federal................................   $    --     $     5        $  (77)
   State..................................        --           1            (6)
                                           -----------  -----------  -----------
  Total from discontinued
   operations.............................   $    --     $     6        $  (83)
                                           ===========  ===========  ===========

The provision for Federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

                                               2003        2002          2001
                                           -----------  -----------  -----------
Tax at 34% statutory rate.................   $ 1,845     $  967         $   811

  Prior year state refunds
   (net of Federal benefit)...............      (229)        --              --
  State taxes (net of Federal benefit)....       266        108              85
  Tax-exempt interest.....................      (473)      (289)           (250)
  Other, net..............................       172         36              45
                                           -----------  -----------  -----------
                                             $ 1,581     $  822         $   691
                                           ===========  ===========  ===========


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                2003          2002
                                             -----------   -----------
Deferred tax asset:
  Loans, primarily due to
   differences in accounting
   for credit losses.......................  $  1,737        $  1,809
  Difference between book and
   tax amortization of branch
   premium acquisition costs...............       373             312
     Other.................................       245             902
                                             -----------   -----------
              Deferred tax asset...........     2,355           3,023
                                             -----------   -----------
Deferred tax liability:
  Unrealized gain on securities
   available for sale......................       605           1,666
  Leases, primarily due to
   differences in accounting
   for leases..............................       706             594
  Difference between book and
   tax amortization of acquired
   intangibles.............................       490             171
  Premises and equipment,
   primarily due to differences
   in original cost basis and
   depreciation............................       677             902
                                             -----------   -----------
   Deferred tax liability..................     2,478           3,333
                                             -----------   -----------
   Net deferred tax liability..............  $   (123)       $   (310)
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

25. Earnings Per Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:

                                                       Net
                                                  Income (Loss)            Shares              Per-Share
                                                   (Numerator)         (Denominator)            Amount
                                                  ---------------    -------------------    ----------------
                           2003
          Basic earnings per common share:
Income from continuing operations................    $ 3,844,000
Less: Preferred stock dividends..................       (120,000)
                                                  ---------------
Income attributable to common stockholders.......    $ 3,724,000           2,705,602          $     1.38
                                                  ===============                           ================
Effect of dilutive shares -
    Options and contingent stock.................                             59,214
                                                                     -------------------
          Diluted earnings per common share:
Income from continuing operations................    $ 3,844,000
Less: Preferred stock dividends..................       (120,000)
                                                  ---------------
Income attributable to common stockholders.......    $ 3,724,000           2,764,816          $     1.35
                                                  ===============                           ================

                           2002
          Basic earnings per common share:
Income from continuing operations................    $ 2,025,000
Less: Preferred stock dividends..................        (79,000)
                                                  ---------------
Income from continuing operations
  available to common stockholders...............      1,946,000           2,611,629          $     0.74
Income from discontinued Fargo branch,
  net of income taxes............................         14,000           2,611,629                0.01
                                                  ---------------                           ----------------
Income attributable to common stockholders.......    $ 1,960,000           2,611,629          $     0.75
                                                  ===============                           ================
Effect of dilutive shares -
    Options......................................                             17,169
                                                                     -------------------
          Diluted earnings per common share:
Income from continuing operations................    $ 2,025,000
Less: Preferred stock dividends..................        (79,000)
                                                  ---------------
Income from continuing operations available
   to common stockholders........................      1,946,000           2,628,798          $     0.74
Income from discontinued Fargo branch, net
   of income taxes...............................         14,000           2,628,798                0.01
                                                  ---------------                           ----------------
Income attributable to common stockholders.......    $ 1,960,000           2,628,798          $     0.75
                                                  ===============                           ================

                           2001
          Basic earnings per common share:
Income from continuing operations................    $ 1,695,000           2,395,353          $     0.71
Loss from discontinued Fargo branch, net
 of income taxes.................................       (203,000)          2,395,353               (0.08)
Nonoperating item - loss on early
 extinguishment of debt, net of income taxes.....       (134,000)          2,395,353              (0.06)
Cumulative effect of change in accounting
 principle, net of income taxes..................       (113,000)          2,395,353               (0.05)
                                                  ---------------                           ----------------
Income available to common stockholders..........    $ 1,245,000                              $     0.52
                                                  ===============                           ================
Effect of dilutive shares -
    Options......................................                             25,760
                                                                     -------------------
          Diluted earnings per common share:
Income from continuing operations................    $ 1,695,000           2,421,113          $     0.70
Loss from discontinued Fargo branch,
  net of income taxes............................       (203,000)          2,421,113               (0.08)
Nonoperating item - loss on early
  extinguishment of debt, net of income taxes....       (134,000)          2,421,113               (0.06)
Cumulative effect of change in accounting
  principle, net of income taxes.................       (113,000)          2,421,113               (0.05)
                                                  ---------------                           ----------------
Income available to common stockholders..........    $ 1,245,000                              $     0.51
                                                  ===============                           ================

The following options, with exercise prices ranging from $7.25 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                      2003          2002         2001
                                 ------------  ------------  ------------

Quarter ended March 31...........    77,185        97,508       101,570
Quarter ended June 30............    63,500        96,145        97,177
Quarter ended September 30.......    62,027       103,498        95,508
Quarter ended December 31........     3,250        91,989       101,649

26. Benefit Plans:

BNCCORP has a qualified, tax-exempt 401(k) savings plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. The BNCCORP 401(k) savings plan was merged with the plan of Milne Scali on April 1, 2003. Under the BNCCORP plan, eligible employees may elect to defer up to 50 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of five percent of employee compensation. Generally, all participant contributions and earnings are fully and immediately vested. The Company makes its matching contribution during the first calendar quarter following the last day of each calendar year and an employee must be employed by the Company on the last day of the calendar year in order to receive the current year's employer match. The anticipated matching contribution is expensed monthly over the course of the calendar year based on employee contributions made throughout the year. The Company made matching contributions of $341,000, $261,000 and $207,000 for 2003, 2002 and 2001, respectively. Under the investment options available under the 401(k) savings plan, employees may elect to invest their salary deferrals in BNCCORP common stock. At December 31, 2003, the assets in the plan totaled $10.6 million and included $3.3 million (183,034 shares) invested in BNCCORP common stock.

27. Commitments and Contingencies:

Employment Agreements and Noncompete Convenants. The Company has entered into three-year employment agreements with its chairman of the board and president and chief executive officer (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the Board. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if their status as employees with BNCCORP is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of the Company, as defined in the agreements, then the Executives will be paid a lump-sum amount equal to three times their current annual compensation.

In conjunction with the April 2002 business combination with Milne Scali, the Company has entered into five-year employment agreements with the chairman and president of Milne Scali (the "Insurance Executives"). The Insurance Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the Board. The Insurance Executives will also be provided with benefits under any employment benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP.

In conjunction with its 1998 business combination with Lips & Lahr, Inc., ("Lips & Lahr") the Company assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commissions received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term, which ran through December 31, 2000. Additionally, the agreements provide for the payment of deferred compensation for a term of 10 years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officers' books of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. The deferred compensation payments have been accrued for as of December 31, 2003. Both of the Officers resigned and the Company remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

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

Leases. The Company has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2003, 2002 and 2001, was $1.0 million, $1.2 million and $675,000, respectively, for facilities, and $107,000, $94,000 and $94,000, respectively, for equipment and other items. At December 31, 2003, the total minimum annual base lease payments for operating leases were as follows (amounts are in thousands):

        2004........................          $  1,113
        2005........................               889
        2006........................               752
        2007........................               715
        2008........................               418
        Thereafter..................               435

The Company is subleasing a building in Bismarck. The sublease runs for a term of 18 months, terminating on December 31, 2004, renewable for five additional two-year terms. Future minimum rentals to be received under the sublease are $84,300 per annum, paid annually in advance by each June 1. The Company is also subleasing a portion of its office space in Minneapolis. The sublease runs for a term of 12 months, terminating on June 30, 2004, at which time it will revert to a month-to-month lease. Rent received under the sublease is $3,000 per month.

28. Stock-Based Compensation:

BNCCORP's 1995 Stock Incentive Plan (the "1995 Stock Plan") and its 2002 Stock Incentive Plan (the "2002 Stock Plan," together, the "Stock Plans") are intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The 1995 Stock Plan, which is administered by the compensation committee of the Board (the "Committee"), provides for an authorization of 250,000 shares of common stock for issuance thereunder. The 2002 Stock Plan, which is also administered by the Committee, provides for an authorization of 125,000 shares of common stock for issuance thereunder. Under the Stock Plans, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted under the Stock Plans provided that the exercise price may not be less than the fair market value of a share of common stock on the date of grant. The Committee determines vesting requirements, which may vary, and the maximum term of options granted is generally 10 years.

As of December 31, 2003, 48,973 restricted shares issued under the 1995 Stock Plan were outstanding. 30,973 of the shares were fully vested. The balance of the shares vest incrementally between now and December 31, 2006. The Company records the compensation expense related to restricted stock on a straight-line basis over the applicable service period. Compensation cost charged to operations was $136,000, $9,000 and $9,000 in 2003, 2002 and 2001, respectively.
The Company issued 24,500 shares of restricted stock during 2003 and no shares of restricted stock during 2002 and 2001.

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998, administered by the Committee and terminated during 1999.

The Company applies APB 25 and related interpretations in accounting for both the Stock Plans and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 2003, 2002 or 2001. As of December 31, 2003, 191,876 options had been awarded under the 1995 Stock Plan. 21,841 of them had been exercised and 170,035 remained outstanding. 3,250 options awarded under the Directors' Plan remained outstanding. No awards had been made under the 2002 Stock Plan. Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, net income and EPS would have been reduced as follows for the years ended December 31:

                                     2003            2002          2001
                                -------------  -------------  -------------
        Net Income:
            As Reported......... $ 3,844,000    $ 2,039,000     $1,245,000
            Pro Forma...........   3,793,000      2,005,000      1,145,000
        Basic EPS:
            As Reported.........        1.38           0.75           0.52
            Pro Forma...........        1.30           0.72           0.45
        Diluted EPS:
            As Reported.........        1.35           0.75           0.51
            Pro Forma...........        1.27           0.72           0.44

Following is a summary of stock option transactions for the years ended December 31:

                                                2003                          2002                          2001
                                    --------------------------   --------------------------    --------------------------
                                      Options       Weighted       Options      Weighted        Options        Weighted
                                        To           Average         to          Average           to           Average
                                     Purchase       Exercise      Purchase      Exercise        Purchase       Exercise
                                      Shares          Price        Shares         Price          Shares         Price
                                    -----------    -----------   -----------    -----------    -----------    -----------
Outstanding, beginning of year....     173,935        $ 10.48       208,408       $10.37         118,148       $ 13.84
Granted...........................      17,500           7.00         2,500         7.51         109,840          6.16
Exercised.........................     (11,066)          6.79        (4,000)        6.03          (4,840)         5.94
Forfeited.........................      (7,084)          9.31       (32,973)       10.12         (14,740)         8.21
                                    -----------                  ------------                  -----------
Outstanding, end of year..........     173,285          10.41       173,935        10.48         208,408         10.37
                                    ===========                  ============                  ===========
Exercisable, end of year..........     110,702          12.71        92,248        12.87         106,948         12.88
                                    ===========                  ============                  ===========
Weighted average fair value
  of options:
    Granted.......................    $   3.76                      $  3.35                      $  2.91
                                    ===========                  ============                  ===========
    Exercised.....................    $   3.14                      $  2.91                      $  2.83
                                    ===========                  ============                  ===========
    Forfeited.....................    $   4.23                      $  4.61                      $  3.88
                                    ===========                  ============                  ===========



The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value of options granted for the years ended December 31:

                                     2003             2002              2001
                               -------------    --------------    -------------
Weighted average -
   Dividend yield.............        0.00%             0.00%            0.00%
   Risk-free interest
    rate - seven-year
    treasury yield............        3.66%             3.35%            5.00%
   Volatility.................       36.39%            36.73%           35.36%
   Expected life..............    7.0 years         7.0 years        7.0 years

Following is a summary of the status of options outstanding at December 31, 2003:

                                                      Outstanding Options                              Exercisable Options
                                   -----------------------------------------------------------    -------------------------------
                                                                                   Weighted                           Weighted
                                                        Weighted Average            Average                            Average
                                                      Remaining Contractual        Exercise                           Exercise
                                      Number                  Life                   Price            Number            Price
                                   --------------    ------------------------     ------------    ---------------    ------------
Options with exercise prices
ranging from:
          $17.00 to $17.75                61,850            4.0 years                $  17.04             61,850        $  17.04
          $5.88 to $10.00                111,435            6.6 years                    6.73             48,852            7.22
                                   --------------                                                 ---------------
                                         173,285                                                         110,702
                                   ==============                                                 ===============




29. Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                               Parent Company Only
                            Condensed Balance Sheets
                                As of December 31
                        (In thousands, except share data)

                                                                                 2003              2002
                                                                             --------------    --------------
Assets:
     Cash and cash equivalents..........................................        $  2,977          $  3,871
     Investment in subsidiaries.........................................          68,300            64,518
     Receivable from subsidiaries.......................................             259                95
     Deferred charges and intangible assets, net........................             154               154
     Other..............................................................             513               993
                                                                             --------------    --------------
                                                                                $ 72,203          $ 69,631
                                                                             ==============    ==============
Liabilities and stockholders' equity:
     Subordinated debentures............................................        $ 22,570          $ 22,484
     Long term note.....................................................           8,500             8,500
     Accrued expenses and other liabilities.............................             947               924
                                                                             --------------    --------------
                                                                                  32,017            31,908
                                                                             --------------    --------------
     Preferred stock, $.01 par value - 2,000,000 shares
         authorized; 150 shares issued and outstanding..................              --                --
     Capital surplus - preferred stock..................................           1,500             1,500
     Common stock, $.01 par value - 10,000,000 shares authorized;
         2,749,196 and 2,700,929 shares issued and outstanding
         (excluding 42,880 shares held in treasury).....................              28                27
     Capital surplus - common stock.....................................          17,074            16,614
     Retained earnings..................................................          21,119            17,395
     Treasury stock (42,880 shares).....................................            (513)             (513)
     Accumulated other comprehensive income, net of income taxes........             978             2,700
                                                                             --------------    --------------
     Total stockholders' equity.........................................          40,186            37,723
                                                                             --------------    --------------
                                                                                $ 72,203          $ 69,631
                                                                             ==============    ==============


                               Parent Company Only
                         Condensed Statements of Income
                         For the Years Ended December 31
                                 (In thousands)

                                                          2003             2002            2001
                                                      --------------   --------------  -------------
Income:
     Management fee income...........................     $   650        $     649        $   703
     Interest........................................          36               83            322
     Other...........................................         120              114             70
                                                      --------------   --------------  -------------
         Total income................................         806              846          1,095
                                                      --------------   --------------  -------------
Expenses:
     Interest........................................       2,156            2,185          2,207
     Personnel expense...............................         530              521            512
     Legal and other professional....................         216              210            144
     Depreciation and amortization...................          14               17             57
     Other...........................................         332              352            307
                                                      --------------   --------------  -------------
         Total expenses..............................       3,248            3,285          3,227
                                                      --------------   --------------  -------------
Loss before income tax benefit and equity in
  undistributed income of subsidiaries...............      (2,442)          (2,439)        (2,132)
Income tax benefit...................................         961              858            691
                                                      --------------   --------------  -------------
Loss before equity in undistributed income of
  subsidiaries.......................................      (1,481)          (1,581)        (1,441)
Equity in undistributed income of subsidiaries.......       5,325            3,606          3,023
                                                      --------------   --------------  -------------
Income from continuing operations....................       3,844            2,025          1,582
Equity in undistributed income (loss) from
  operations of discontinued branch..................          --               14           (203)
                                                      --------------   --------------  -------------
Income before nonoperating item......................       3,844            2,039          1,379

Nonoperating item - loss on early extinguishment
  of debt, net of income taxes.......................          --               --           (134)
                                                      --------------   --------------  -------------
         Net income..................................    $  3,844        $   2,039        $ 1,245
                                                      ==============   ==============  =============


                                                     Parent Company Only
                                             Condensed Statements of Cash Flows
                                               For the Years Ended December 31
                                                       (In thousands)

                                                                         2003           2002            2001
                                                                     -------------- --------------  --------------
Operating activities:
     Net income....................................................     $  3,844       $  2,039        $   1,245
     Adjustments to reconcile net income to net cash
       used in operating activities -
         Depreciation and amortization.............................           14             18               43
         Equity in undistributed income of subsidiaries............       (5,325)        (3,620)          (2,820)
         Change in prepaid expenses and other receivables..........          300            265             (111)
         Change in accrued expenses and other liabilities..........           23           (123)             332
         Other.....................................................           (2)          (482)             386
                                                                     -------------- --------------  --------------
              Net cash used in operating activities................       (1,146)        (1,903)            (925)
                                                                     -------------- --------------  --------------
Investing activities:
     Net decrease in loans.........................................           --              5               11
     Increase in investment in subsidiaries .......................         (181)       (13,000)          (3,464)
     Additions to premises and equipment, net......................            5            (21)              12
                                                                     -------------- --------------  --------------
              Net cash used in investing activities................         (176)       (13,016)          (3,441)
                                                                     -------------- --------------  --------------
Financing activities:
     Repayments of long-term borrowings............................           --             --          (13,172)
     Proceeds from long-term borrowings............................           --          8,500               --
     Amortization of discount on subordinated notes................           --             --              371
     Amortization of deferred charges..............................           --             --               14
     Proceeds from issuance of subordinated debentures.............           --             --           14,893
     Proceeds from issuance of preferred stock.....................           --          1,500               --
     Proceeds from issuance of common stock........................          462          2,524               --
     Amortization of discount on subordinated debentures...........           86             86               53
     Payment of preferred stock dividends..........................         (120)           (79)              --
     Other, net....................................................           --              9              (86)
                                                                     -------------- --------------  --------------
              Net cash provided by financing activities............          428         12,540            2,073
                                                                     -------------- --------------  --------------
Net decrease in cash and cash equivalents..........................         (894)        (2,379)          (2,293)
Cash and cash equivalents, beginning of year.......................        3,871          6,250            8,543
                                                                     -------------- --------------  --------------
Cash and cash equivalents, end of year.............................     $  2,977       $  3,871        $   6,250
                                                                     ============== ==============  ==============
Supplemental cash flow information:
     Interest paid.................................................     $  2,172       $  2,050        $   2,143
                                                                     ============== ==============  ==============

     Income tax payments received from subsidiary
       bank(s), net of income taxes paid..........................      $   903        $  1,563        $     652
                                                                     ============== ==============  ==============

30. Quarterly Financial Data (unaudited, in thousands, except shares and EPS):

                                                                            2003
                                              -----------------------------------------------------------------
                                                 First            Second            Third            Fourth
                                                Quarter           Quarter          Quarter          Quarter
                                              -------------    --------------    -------------    -------------
Interest income............................       $  7,468          $  7,265          $  6,734        $ 7,179
Interest expense...........................          4,026             3,897             3,697          3,648
                                              -------------    --------------    -------------    -------------
Net interest income........................          3,442             3,368             3,037          3,531
Provision for credit losses................            775               400               300             --
                                              -------------    --------------    -------------    -------------
Net interest income after provision
  for credit losses........................          2,667             2,968             2,737          3,531

Noninterest income.........................          5,219             5,411             5,402          4,780
Noninterest expense........................          6,454             6,701             6,834          7,301
                                              -------------    --------------    -------------    -------------
Income before income taxes.................          1,432             1,678             1,305          1,010
Income tax provision.......................            415               504               389            273
                                              -------------    --------------    -------------    -------------
Net income.................................       $  1,017          $  1,174          $    916        $   737
                                              =============    ==============    =============    =============

Dividends on preferred stock...............       $     30          $     30          $     30        $    30
                                              -------------    --------------    -------------    -------------
Net income attributable to
  common stockholders......................       $    987          $  1,144          $    886        $   707
                                              =============    ==============    =============    =============

Basic earnings per common share:
                                              -------------    --------------    -------------    -------------
Basic earnings per common share............       $   0.37          $   0.42          $   0.33        $  0.26
                                              =============    ==============    =============    =============

Diluted earnings per common share:
                                              -------------    --------------    -------------    -------------
Diluted earnings per common share..........       $   0.36          $   0.41          $   0.32        $  0.25
                                              =============    ==============    =============    =============

Average common shares:
Basic......................................      2,701,274         2,703,071         2,706,323      2,711,620
Diluted....................................      2,731,213         2,758,171         2,766,118      2,803,674

                                                                            2002
                                              -----------------------------------------------------------------
                                                 First            Second            Third            Fourth
                                                Quarter           Quarter          Quarter          Quarter
                                              -------------    --------------    -------------    -------------
Interest income.............................      $  7,581         $  7,825         $  8,431          $ 7,981
Interest expense............................         4,568            4,993            4,811            4,364
                                              -------------    --------------    -------------    -------------
Net interest income.........................         3,013            2,832            3,620            3,617
Provision for credit losses.................           217              185              400              400
                                              -------------    --------------    -------------    -------------
Net interest income after provision
 for credit losses..........................         2,796            2,647            3,220            3,217

Noninterest income..........................         2,345            4,119            5,123            4,709
Noninterest expense.........................         4,917            6,732            6,891            6,789
                                              -------------    --------------    -------------    -------------
Income before income taxes..................           224               34            1,452            1,137
Income tax provision (benefit)..............            94              (30)             430              328
                                              -------------    --------------    -------------    -------------
Income from continuing operations...........           130               64            1,022              809
Gain (loss) from discontinued Fargo
 branch, net of income taxes................            60               38              (69)             (15)
                                              -------------    --------------    -------------    -------------
Net income..................................      $    190         $    102         $    953          $   794
                                              =============    ==============    =============    =============

Dividends on preferred stock................      $     --         $    (19)        $    (30)         $   (30)
                                              -------------    --------------    -------------    -------------
Net income attributable to common
  stockholders..............................      $    190         $     83         $    923          $   764
                                              =============    ==============    =============    =============

Basic earnings per common share:
Income from continuing operations (less
  preferred stock dividends)................      $   0.05         $   0.02         $  0.37           $  0.29
Gain (loss) from discontinued Fargo
  branch, net of income taxes...............          0.03             0.01           (0.03)            (0.01)
                                              -------------    --------------    -------------    -------------
Basic earnings per common share.............      $   0.08         $   0.03         $  0.34           $  0.28
                                              =============    ==============    =============    =============

Diluted earnings per common share:
Income from continuing operations (less
  preferred stock dividends)................      $   0.05         $   0.02         $  0.37           $  0.29
Gain (loss) from discontinued Fargo
  branch, net of income taxes...............          0.03             0.01           (0.03)            (0.01)
                                              -------------    --------------    -------------    -------------
Diluted earnings per common share...........      $   0.08         $   0.03         $  0.34           $  0.28
                                              =============    ==============    =============    =============

Average common shares:
Basic.......................................     2,399,170        2,645,213        2,697,929        2,699,951
Diluted.....................................     2,424,739        2,670,195        2,702,709        2,710,311

                          Unaudited - see accompanying accountant's report.

Item 9A. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), and our internal control over financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and any change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing, as Exhibits 31.1 and 31.2 to this annual report, there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with the Exchange Act and the SEC's implementing Rule 13a-14 (the "Rule 13a-14 Certifications"). This section of the annual report is the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and this information should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because item 5 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's audit committee and to our independent auditors and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors and officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.


Item 11. Executive Compensation

Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning fees to, and services provided by, our independent auditor called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.


                                     PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Exhibits.
          Reference is made to the Exhibit Index beginning on page E-1 hereby. We will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

     (b)  Reports on Form 8-K.
          On October 17, 2003, we filed a Form 8-K, furnishing under Item 7, our earnings press release for the quarter ended September 30, 2003.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 19, 2004.

                             BNCCORP, Inc.
                             By:      /s/ Gregory K. Cleveland
                                 -----------------------------------------------
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 19, 2004.


 /s/ Tracy Scott
---------------------------------
     Tracy Scott                        Chairman of the Board and Director

 /s/ Gregory K. Cleveland
---------------------------------
     Gregory K. Cleveland        President, Chief Executive Officer and Director
                                           (Principal Executive Officer)

 /s/ Brenda L. Rebel
---------------------------------
     Brenda L. Rebel                   Chief Financial Officer and Director
                                          (Principal Financial Officer)
                                         (Principal Accounting Officer)


 /s/ Denise Forte-Pathroff, M.D.
---------------------------------
     Denise Forte-Pathroff, M.D.                     Director

 /s/ John A. Hipp, M.D.
---------------------------------
     John A. Hipp, M.D.                              Director

 /s/ Richard M. Johnsen, Jr.
---------------------------------
     Richard M. Johnsen, Jr.                         Director

 /s/ Gaylen Ghylin
---------------------------------
     Gaylen Ghylin                                   Director

 /s/ Jerry R. Woodcox
---------------------------------
     Jerry R. Woodcox                                Director

 /s/ Terrence M. Scali
----------------------------------
     Terrence M. Scali                               Director

                                  EXHIBIT INDEX

  Exhibit
    No.                        Exhibit Description
------------- ------------------------------------------------------------------

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

          4.2 Rights Agreement, dated as of May 30, 2001, between BNCCORP, Inc. and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Registrant's Form 8-A dated June 5, 2001.

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

         10.11 Form of BNCCORP, Inc. 2002 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated as of May 17, 2002.

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

          21.1 Subsidiaries of Company.

          23.1 Consent of Independent Auditors.

          31.1 Chief Executive Officer's Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Chief Financial Officer's Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification  Under  Section  906 of the  Sarbanes-Oxley  Act of
               2002.