Form 10-K/A
period 2003-12-31
BNCCORP INC
filed 2004-04-29
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was $21,069,000.

     The number of shares of the Registrant's common stock outstanding on April 26, 2004 was 2,788,604.

Documents incorporated by reference. None

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Report") to amend and supplement the following items of Part III of the Report to read in their entirety as follows:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table provides certain information, as of April 15, 2004 with respect to each director and executive officer of BNCCORP, Inc. and subsidiaries (collectively, the "Company"). Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.


                                                  Principal Occupation, Period of Service
                                                  as a Director, Business Experience and                         Board Committee
  Name and Age                                              Other Information                                      Memberships
------------------------------------------------------------------------------------------------------------------------------------
DIRECTORS
Cleveland, Gregory K.      56  Mr. Cleveland,  a Certified Public Accountant,  has served as an executive officer   Member of
                               and  director of BNCCORP,  Inc.  ("BNC")  since he and Tracy Scott  founded BNC in   Executive
                               1987.  He has served as President  of BNC since March 1995 and as Chief  Executive   Committee
                               Officer  since  November  2000. He served as Chief  Financial  Officer of BNC from
                               February 1994 to January 1998 and as Chief Operating  Officer from January 1998 to
                               November  2000. Mr.  Cleveland's  term on the BNC Board of Directors (the "Board")
                               will expire in June 2004.

Scott, Tracy J.            56  Mr. Scott, a Certified Public Accountant,  has served as Chairman of the Board and   Member of
                               a director of BNC since 1987. Mr. Scott served as Chief  Executive  Officer of BNC   Executive
                               until November 2000. Mr. Scott's term on the Board will expire in June 2004.         Committee

Hipp, John A., M.D.        57  Dr. Hipp,  who has been a director of BNC since 1988,  has  practiced  medicine in   Member of
                               Bismarck  since 1980 as a  principal  in  Pathology  Consultants,  a  professional   Compensation
                               corporation  specializing in medical laboratory and computer consulting  services.   Committee and
                               Dr. Hipp is board  certified in anatomic  and  clinical  pathology by the American   Audit Committee
                               Board of Pathology.  Dr. Hipp's term on the Board will expire in June 2004.

Rebel, Brenda L.           45  Ms. Rebel, a Certified  Public  Accountant,  has been a director  since  September   N/A
                               1999 and has served as Chief  Financial  Officer and Senior Vice  President  since
                               January  1998.  She served as Vice  President - Corporate  Controller  from August
                               1995 to January 1998 and as Vice President - Regulatory  Compliance from June 1991 to July 1995. Ms. Rebel's term on the Board will expire in 2006.

Ghylin, Gaylen             56  Mr. Ghylin,  a Certified  Public  Accountant,  has been a director since June 2003   Member of
                               and has served as Executive Vice President,  Secretary and Chief Financial Officer   Compensation
                               of Tiller  Corporation d/b/a Barton Sand & Gravel Co.,  Commercial Asphalt Co. and   Committee and
                               Barton Enterprises,  Inc., since 1979, and as a director of the Tiller Corporation   Audit Committee
                               since 1980.  Mr.  Ghylin also  serves on the Boards of National  Asphalt  Pavement
                               Association  and Friendship  Ventures.  Mr. Ghylin's term on the Board will expire in 2006.

Scali, Terrence M.         44  Mr. Scali has been a director  since July 2002.  Mr. Scali has served as President   N/A
                               of Milne Scali & Company since 1995 and as Executive  Vice  President of BNC since
                               January  2004.  Milne Scali & Company was acquired by BNC's bank  subsidiary,  BNC
                               National Bank in April 2002. Mr. Scali's term on the Board will expire in 2006.

Forte-Pathroff, Denise,    47  Dr.  Forte-Pathroff  has been a director  since  November 2000. She had previously   Member of
M.D.                           served as a director of BNC National  Bank from April 1994 to November  2000.  Dr.   Compensation
                               Forte-Pathroff is a board certified  dermatologist.  She is an Assistant  Clinical   Committee and
                               Professor  of Medicine at the  University  of North Dakota  School of Medicine,  a   Nominating
                               member of the North Dakota Board of Medical Examiners,  chairwoman of the board of   Committee
                               Medcenter One  School  of  Nursing  and a  member  of the  Advisory  Board  to the
                               Burleigh  County  Extension  Service.  She is President of DFP,  Inc., a cosmetics company that develops and markets skin care products,  and Headspin,  Inc.,  which markets a patented child anti-abduction  system. Dr.  Forte-Pathroff's term on the
                               Board will expire in 2005.

Johnsen, Richard M., Jr.   59  Mr.  Johnsen,  who has been a director  of BNC since June 1995,  has served  since   Member of
                               1979 as  Chairman  of the Board and Chief  Executive  Officer of  Johnsen  Trailer   Nominating
                               Sales,  Inc., which sells and services  semi-trailers in Bismarck and Fargo, North   Committee and
                               Dakota.  Since 1990,  Mr.  Johnsen has also been a partner in Johnsen  Real Estate   Audit Committee
                               Partnership,  which owns and operates rental property in Bismarck and Fargo, North
                               Dakota.  Mr. Johnsen's term on the Board will expire in 2005.

Woodcox, Jerry R.          61  Mr.  Woodcox,  who has been a director  of BNC since June 1995,  has served  since   Member of
                               1970 as  President of  Arrowhead  Cleaners  and  Laundry,  Inc., a laundry and dry   Nominating
                               cleaning services business  operating in Bismarck,  North Dakota.  Mr. Woodcox has   Committee
                               also served as a Burleigh  County (North Dakota)  Commissioner  since his election to the Commission in February  2001.  Mr.  Woodcox's term on the Board will expire in 2005.

OTHER EXECUTIVE OFFICERS:

Cleveland Goll, Shawn      35  Ms.  Cleveland  Goll, a Certified  Public  Accountant  and a Certified  Regulatory   N/A
                               Compliance  Manager,  has served as Chief  Operating  Officer of BNC National Bank since  September  1999 and as  Compliance  Officer  since  July  1995.  She is the daughter  of Gregory K.  Cleveland.  Ms.  Cleveland  Goll  serves on BNC  National
                               Bank's Board of Directors.

Milne, Jr., Richard W.     49  Mr. Milne has served as Chairman  and Vice  President of Milne Scali & Company for   N/A
                               the past five years. Mr. Milne serves on BNC National Bank's Board of Directors.

Peiler, Mark E.            33  Mr. Peiler, who holds the Chartered Financial Analyst  designation,  has served as   N/A
                               Investment  Officer  for BNC since  May 1998 and as Vice  President  -  Investment
                               Officer since November 2000.

Brozen, Neil M.            50  Mr. Brozen, a Certified Public Accountant,  has served as Senior Vice President of   N/A
                               BNC National  Bank's Trust and Financial  Services  division since September 2003.
                               Mr. Brozen began NMB Associates  ("NMB"),  a management  consulting  practice,  in
                               November  1993.  He operated NMB until  January 2001 when he accepted the position
                               of  Senior  Vice  President  with  Media   Technology   Source,   an  audio-visual
                               integrator.  Mr. Brozen served in that position  until June 2003, at which time he returned to NMB until August 2003.

Roman, Jess                54  Mr. Roman joined BNC in November 2003 as President of BNC National  Bank's Arizona   N/A
                               market.  Mr. Roman has been in the banking  industry  since 1990 during which time he held business  development  positions with Heritage Bank (February 1995 through
                               May 2002),  Desert Hills Bank (January 2000 through May 2002) and First  Community
                               Financial  (June 2002  through  November  2003).  Mr. Roman serves on BNC National
                               Bank's Board of Directors.

Zelinsky, David A.         51  Mr.  Zelinsky  joined BNC in December  2003 as President  of BNC  National  Bank's   N/A
                               Minnesota  market.  Mr.  Zelinsky  has been  employed  in banking  for the past 27 years,  most recently  serving as President and Chief  Executive  Officer of First
                               Commercial Bank in Bloomington,  MN. Between 1998 and 2002, Mr. Zelinsky served as
                               Regional  President with Marquette Bank N.A. Mr.  Zelinsky  serves on BNC National
                               Bank's Board of Directors.

Renk, Jerry D.             55  Mr. Renk joined BNC in February  2004 as President  of BNC  National  Bank's North   N/A
                               Dakota market. Mr. Renk has 30 years of experience in the banking industry.  Prior to  joining  BNC he served as  Director  of  Banking  Industry  Relations  for RSM
                               McGladrey,  Inc. from April 1999 to January 2004. Mr. Renk was President and Chief
                               Executive  Officer of Bank West in St.  Francis,  KS from May 1987  through  March
                               1999. Mr. Renk serves on BNC National Bank's Board of Directors.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires BNC's executive officers, directors, and persons who own more than 10 percent of the common stock of BNC, $0.01 par value (the "Common Stock") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission ("SEC"). The Company believes that all of its directors and executive officers timely complied with their Section 16(a) filing requirements in 2003.

     In 2003, Mr. Kenneth Hilton Johnson, a stockholder who has reported in filings made with the SEC that he owns more than 10 percent of the Common Stock, was late in filing his initial Form 3, reporting his acquisition of over 10 percent of the Common Stock. Mr. Johnson also made eight late Form 4 filings, reporting 141 separate purchases and two sales of Common Stock. On December 23, 2003, BNC filed suit against Mr. Johnson for recovery of $98,179.45 in "short-swing" profits made by Mr. Johnson in connection with profitable, purchase-and-sale transactions of BNC Common Stock within the same six-month period in violation of Section 16(b) of the Exchange Act. Mr. Johnson has tendered to BNC a check in the amount of his "short-swing" profits, and the Company plans to settle the lawsuit upon confirmation that the funds have been cleared.

Code of Ethics

     The Company has adopted a code of ethics and business conduct that applies to each of its employees, officers and directors including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's code of ethics and business conduct is available on BNC's website at www.bnccorp.com. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will also be disclosed on BNC's website.

Audit Committee

The Board has established a separately designated standing Audit Committee for the purposes of overseeing the Company's accounting and financial reporting processes and the audits of the Company's financial statements. Messrs. Ghylin and Johnsen and Dr. Hipp are the members of the committee. The Board has determined that Mr. Ghylin meets the requirements for an "audit committee financial expert" as defined by SEC rulemaking.

Item 11. Executive Compensation

     The following table summarizes the compensation that the Company paid to its CEO and each of its four other most highly compensated executive officers for the year ended December 31, 2003.

                                                                                     Long-Term Compensation
                                                                           -----------------------------------------
                                             Annual Compensation                    Awards               Payouts
                                      ----------------------------------   --------------------------  -------------
                                                                                                        Long-Term
                                                              Other         Restricted    Securities    Incentive       All Other
    Name and Principal                                        Annual           Stock      Underlying       Plan       Compensation
         Position             Year     Salary      Bonus   Compensation     Awards ($)    Options (#)   Payouts ($)       (1)(2)
--------------------------- -------   ---------  --------- -------------   ------------   -----------  ------------  --------------

Tracy J. Scott...........     2003    $200,000          -             -              -             -            -      $10,654
   Chairman of the Board      2002     200,000          -             -              -             -            -       10,282
                              2001     200,000          -             -              -         8,000            -        9,700

Gregory K. Cleveland.....     2003     200,000          -             -              -             -            -       10,654
   President and Chief        2002     200,000          -             -              -             -            -       10,282
    Executive Officer         2001     200,000          -             -              -        24,000            -        9,697

Richard W. Milne, Jr.....     2003     250,000      2,473             -              -             -            -        6,186
  Chairman, Milne Scali &     2002     177,084          -             -              -             -            -        3,566
    Company (3)

Terrence M. Scali........     2003     250,000      1,603             -              -             -            -        6,186
  President, Milne Scali      2002     177,084          -             -              -             -            -        3,096
    & Company (4)

Mark E. Peiler...........     2003     120,000          -             -              -        10,000            -        6,190
   Vice President -           2002     100,000          -             -              -             -            -        5,171
    Investment Officer        2001      84,000          -             -              -         3,000            -        4,379

--------------------

(1) (1) Consists of (i) the Company's matching contributions to the Company's 401(k) Savings Plan in the following amounts: Mr. Scott ($6,000 in 2003, $5,500 in 2002 and $5,250 in 2001), Mr. Cleveland ($6,000 in 2003, $5,500
     in 2002 and $5,250 in 2001), Mr. Milne ($6,000 in 2003 and $2,500 in 2002),
     Mr.  Scali  ($6,000 in 2003 and $2,500 in 2002) and Mr.  Peiler  ($6,000 in
     2003, $5,000 in 2002 and $4,200 in 2001) (ii) premium payments for life insurance policies providing death benefits to the executive officers' beneficiaries in the following amounts: Mr. Scott ($3,253 in 2003, $3,382 in 2002 and $3,049 in 2001), Mr. Cleveland ($3,253 in 2003, $3,382 in 2002
     and $3,046 in 2001), Mr. Milne ($186 in 2003 and $1,066 in 2002), Mr. Scali
     ($186 in 2003 and $596 in 2002) and Mr. Peiler ($190 in 2003, $171 in 2002,
     and $179 in 2001) and (iii) payments to allow executives to purchase long-term disability insurance: Mr. Scott ($1,401 in 2003, $1,401 in 2002 and $1,401 in 2001) and Mr. Cleveland ($1,401 in 2003, $1,401 in 2002 and
     $1,401 in 2001).

(2) Perquisites and other personal benefits are not included because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10 percent of the total of annual salary and bonus reported for the named executive officers.

(3)  Mr. Milne joined the Company in April 2002.

(4)  Mr. Scali joined the Company in April 2002.

Options/SAR Grants During 2003

     There were no stock options or stock appreciation rights granted during the year ended December 31, 2003 to any of the named executive officers, other than Mr. Peiler who received 10,000 stock options.

Aggregated  Option/SAR  Exercises  in Last Fiscal  Year And  Yearend  Option/SAR
Values

     The number and value of unexercised stock options held by each of the named executive officers is set forth in the following table. The Company has never granted any stock appreciation rights. No stock options were exercised by these individuals during the year ended December 31, 2003.

                                                                        Value of Unexercised
                                  Number of Unexercised Options         In-the-Money Options
                                      at December 31, 2003            at December 31, 2003 (1)
                                  -------------------------------   ------------------------------
         Name                       Exercisable     Unexercisable    Exercisable    Unexercisable
-------------------------------   ---------------  --------------   ------------   ---------------

Gregory K. Cleveland                      39,257          14,400      $ 188,958         $ 175,104

Tracy J. Scott                            21,234           4,800        100,987            58,368

Richard W. Milne, Jr.                          -               -              -                 -

Terrence M. Scali                              -               -              -                 -

Mark E. Peiler                             3,200           9,800         36,792           110,688
--------------------

(1) Calculated based on the market price at December 31, 2003, less the share price to be paid upon exercise.


Employment Agreements

     The Company has employment agreements with Tracy J. Scott and Gregory K. Cleveland. Milne Scali & Company, Inc. ("Milne Scali"), a subsidiary of the Company, has employment agreements with Richard W. Milne, Jr. and Terrence M. Scali. Each of these employment agreements provides for a minimum annual salary and an annual incentive bonus as may, from time to time, be fixed by the Board or a committee of the Board of the Company or Milne Scali, as applicable.

     The employment agreements with Messrs. Scott and Cleveland, each entered into in May 1995, provide for minimum annual salaries of $156,000 and $128,000, respectively, and an initial term of three years. For the year ended December 31, 2003, each of Messrs. Scott's and Cleveland's annual base salary was $200,000. Since the expiration of their initial terms, each of those agreements automatically renews for consecutive one-year terms unless either the Company or the executive terminates the agreement upon 90 days' notice prior to such automatic renewal. Under their employment agreements, Messrs. Scott and Cleveland are entitled to the benefits and perquisites maintained by the Company for its employees in general, or senior executives in particular, on the same basis and subject to the same requirements and limitations as applicable to other senior executives of the Company.

     If either Mr. Scott's or Mr. Cleveland's employment is terminated for any reason other than death, disability, or cause (as defined in their agreements), or if they terminate their employment for good reason (as defined in their agreements), or following a change in control (as defined in their agreements), then the Company must pay them a lump-sum amount equal to three times the sum of their current annual base salary and all cash bonuses paid to them during the most recent 12-month period ending before the date of termination. Mr. Scott and Mr. Cleveland have agreed not to compete with the Company for a period of two years following a termination by them of their respective employment with the Company for any reason other than good reason (as defined in their agreements). Further, Messrs. Scott and Cleveland have agreed not to solicit any customers of the Company or otherwise disrupt any previously established relationship existing between a customer and the Company.

     The employment agreements with Messrs. Milne and Scali, each entered into in April 2002, provide for minimum annual salaries of $250,000 and an initial term of five years. After the expiration of their initial terms, employment under those agreements converts to a month-to-month, at-will relationship otherwise subject to the terms of those agreements that is terminable by either Milne Scali or the executive upon 90 days' prior written notice. Under their employment agreements, Messrs. Milne and Scali are entitled to participate in or receive benefits under any employee benefit plan or fringe benefit arrangement made available to similarly situated employees of Milne Scali.

     Messrs. Milne and Scali have agreed to hold in confidence all confidential information known to them concerning Milne Scali's business and not generally known to persons engaged in a business similar to that engaged by Milne Scali. In addition, Messrs. Milne and Scali have agreed not to compete with Milne Scali until the later of five years after the date of their employment agreements and the date of termination of their employment with Milne Scali and all of its affiliates if their employment is terminated for cause (as defined in their agreements) or other than by reason of death or disability. Further, Messrs. Milne and Scali have agreed not to solicit the customers or employees of Milne Scali and its affiliates until the later of five years after the date of their employment agreements and two years after the date of termination of their employment with Milne Scali and all of its affiliates.

Director Compensation

Each director who is not an employee of BNC is paid a director's fee of $12,000 per year and fees of $500 for each committee meeting attended. Additionally, each director who is not an employee of BNC is paid $100 for each monthly informal Board meeting of the Company and $500 for each quarterly Board meeting. Directors are reimbursed for expenses incurred in attending Board and committee meetings.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     No executive officer of the Company served in 2003 as a director, or member of the compensation committee, of another entity one of whose executive officers served as a director, or on the Compensation Committee, of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 15, 2004, certain information regarding beneficial ownership of the Common Stock by (i) each stockholder known by BNC to be the beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each continuing director and director nominee of BNC, (iii) each executive officer of BNC listed in the Summary Compensation Table set forth elsewhere herein, and (iv) all of BNC's continuing directors and executive officers as a group. Unless otherwise indicated, BNC believes that the stockholders listed below have sole investment and voting power with respect to their shares based on information furnished to BNC by such owners.

                                                                              Percent of
                                                     Number of Shares         Outstanding
Name of Beneficial Owner                            Beneficially Owned        Common Stock
------------------------                          ---------------------    ----------------
     Tracy J. Scott.............................       138,213 (2)(3)(4)          4.92%
     Gregory K. Cleveland.......................       122,537 (3)(5)             4.33%
     Richard W. Milne, Jr.......................       133,782                    4.80%
     Terrence M. Scali (1)......................       236,190 (2)                8.47%
     Brenda L. Rebel............................        13,941 (2)(3)             *
     Mark E. Peiler.............................         7,142 (2)(3)             *
     Denise Forte-Pathroff, M.D.................        53,411 (3)(6)             1.92%
     John A. Hipp, M.D..........................        65,650 (3)(7)             2.36%
     Richard M. Johnsen, Jr.....................         6,650 (3)                *
     Jerry R. Woodcox...........................         8,012 (3)                *
     Gaylen A. Ghylin...........................            --                   --
     BNC National Bank, as Trustee
        (the "Trustee") of the BNCCORP, Inc.
        401(k) Savings Plan (8) (9).............       180,940                    6.49%
     All directors and executive officers
        as a group (16 persons).................       815,008 (2)(3)            28.38%

     Kenneth H. Johnson.........................       371,482 (10)              13.28%

--------------------
*Less than 1 percent.

(1) The address of Mr. Scali is c/o BNCCORP, Inc., 322 East Main Avenue, Bismarck, North Dakota 58501.
(2) Includes the following number of shares allocated to such individual's account as of April 15, 2004 under the Company's 401(k) Savings Plan: Mr. Scott (24,046), Mr. Scali (2,308), Ms. Rebel (6,836), Mr. Peiler (942) and
     all directors and executive officers as a group (38,817).
(3) Includes shares that may be acquired within 60 days through exercise of stock options: Mr. Scott (22,834), Mr. Cleveland (44,057), Ms. Rebel (6,905), Mr. Peiler (5,800), Dr. Forte-Pathroff (650), Dr. Hipp (650), Mr.
     Johnsen (650), Mr. Woodcox (650) and all directors and executive officers as a group (88,196).
(4) Includes 1,000 shares owned by Mr. Scott's children and 658 shares owned by Mr. Scott's family trust.
(5)  Includes 78,480 shares owned by Mr. Cleveland's wife.
(6) Includes 25,873 shares under Robert A. Pathroff, M.D. P.C. Profit Sharing Plan and 68 shares owned by Dr. Forte-Pathroff's children.
(7) Includes 65,000 shares owned by John A. Hipp and Barbara K. Hipp LLP#1, a limited liability limited partnership.
(8) Each participant of the Company's 401(k) Savings Plan is entitled to direct the Trustee as to the manner in which to vote the shares allocated to the participant's account.
(9) The address of the Trustee is 322 East Main Avenue, Bismarck, North Dakota 58501.
(10) Based solely on information contained in Mr. Johnson's filings with the SEC. According to SEC reports, Mr. Johnson's address is 1331 South Federal, Chicago, Illinois 60605.

Item 13.  Certain Relationships and Related Transactions

     The executive officers and directors of the Company and members of their immediate families and businesses in which they hold controlling interests are customers of BNC National Bank (the "Bank"), and it is anticipated that such parties will continue to be customers of the Bank in the future. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business in accordance with applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons, and in the opinion of management do not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2003, the aggregate balance of the Bank's loans and advances under existing lines of credit to these parties, exclusive of loans to any such persons, which in the aggregate did not exceed $60,000, was approximately $1.1 million or 0.39 percent of the Bank's total loans.

     During the first quarter of 2003, the Bank purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona. The Bank purchased the building from Milne Scali Properties LLC. Milne Scali Properties LLC is a limited liability company whose members are Richard W. Milne, Jr. and Terrance
M. Scali, executive officers of the Company. The purchase price for the building was the appraised amount of $3.9 million, which was funded through cash generated from operations. An independent party completed the appraisal.

     In October 2003, related to the Company's 2002 acquisition of Milne & Company Insurance, Inc., the Company purchased from Milne Scali Properties LLC one share of common stock and one share of preferred stock of Mountain View Indemnity, Ltd., a Bermuda limited liability company ("MVI") for $65,000 in cash. Under the by-laws of MVI, share value is established using stockholders' equity plus retained earnings divided by the number of stockholders. This methodology was used for purposes of valuing the shares purchased by the Company.

     During 2003, BNC paid to each of Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company, $60,000 in dividends related to BNC's noncumulative preferred stock, $0.01 par value per share, of which each holds 75 shares. The dividends were paid on a quarterly basis in accordance with the Certificate of Designations for the noncumulative preferred stock, which provides that holders of noncumulative preferred stock are entitled to receive preferential noncumulative dividends at an annual rate of 8% of the "preferred liquidation value" of $10,000 per share.

Item 14. Principal Accountant Fees and Services

Independent Auditor's Fees. The following table shows the fees paid or accrued by the Company for the audit services provided by KPMG LLP during 2003 and 2002:

                                          2003                 2002
                                     ---------------       --------------
         Audit Fees................       $ 132,000  (a)       $ 175,000  (b)
         Audit-Related Fees........          18,000  (c)          41,000  (d)
         Tax.......................              --                   --
         All Other Fees............          25,000  (e)              --
                                     ---------------       --------------

             Total.................       $ 175,000            $ 216,000
                                     ===============       ==============

(a)  Includes 2003 quarterly reviews and audit.

(b) Includes 2002 quarterly reviews and audit ($95,000) and reaudits of 2001 and 2000 ($80,000).

(c) Includes audits of the BNCCORP, Inc. 401(k) Savings Plan ($6,000) and the BNC Global Balanced Collective Investment Fund ($12,000).

(d) Includes audits of the BNCCORP, Inc. 401(k) Savings Plan ($5,000), the BNC Global Balanced Collective Investment Fund ($9,500) and the BNC U.S. Opportunities Fund ($10,500) and work related to the acquisition of Milne Scali and associated SEC filings ($16,000).

(e)  Fee  for  program  related  to  deposit   reclassification  for  regulatory
     reporting purposes.

Preapproval of Audit and Non-Audit Services. The services performed by the independent auditor in 2003 were pre-approved by the Audit Committee. The Audit Committee has established, and the Board has ratified, a policy to pre-approve all audit and non-audit services provided by our independent auditor. Under the policy, the Audit Committee annually approves the engagement of the Company's independent auditor, the terms of the engagement and the proposed fees. The policy also lists specific audit, audit-related, tax and permissible non-audit services that may be provided by the independent auditor without the specific pre-approval of the Audit Committee, provided that the total cost of the engagement of the auditor to perform the listed services does not exceed certain specified amounts. All requests or applications for services to be provided by the independent auditor are first submitted to the Company's Chief Financial Officer, who determines whether the services: (1) have been previously pre-approved in connection with the independent auditor's annual engagement letter, (2) are included within the list of services that have received the general pre-approval of the Audit Committee or (3) require specific Audit Committee pre-approval.

All audit, audit-related, tax and permissible non-audit services which are not listed as being "pre-approved" in the policy or which have not been previously approved in connection with the independent auditor's annual engagement letter for the applicable year, must be specifically pre-approved by the Audit Committee. The Audit Committee has delegated specific pre-approval authority to its Chairman, provided that the estimated fees for any such proposed pre-approval service does not exceed $25,000. The Chairman must report any pre-approval decisions made by him to the full Committee at its next scheduled meeting.


                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                      BNCCORP, INC.



                                      By:  /s/ Gregory K. Cleveland
                                           ----------------------------
                                           President and Chief Executive Officer



April 29, 2004


INDEX TO EXHIBITS


Exhibit No.

31.1 - Chief Executive Officer's Certification Under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 - Chief Financial Officer's Certification Under Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 - Chief Executive Officer and Chief Financial Officer Certifications Under Rule 13a-14(b) of the Securities Exchange Act of 1934