Form 10-Q
period 2004-03-31
BNCCORP INC
filed 2004-05-05
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                     ------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2004

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

     The number of shares of the registrant's outstanding common stock on April 26, 2004 was 2,788,604.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                                                                           March 31,        December 31,
                                       ASSETS                                                 2004              2003
                                                                                         ---------------   --------------
                                                                                           (unaudited)
CASH AND DUE FROM BANKS..............................................................    $      23,697     $     12,520
                                                                                         ---------------   --------------
     Cash and cash equivalents.......................................................           23,697           12,520
INVESTMENT SECURITIES AVAILABLE FOR SALE.............................................          288,359          262,568
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK................................            7,817            7,596
LOANS AND LEASES, net................................................................          253,992          283,555
ALLOWANCE FOR CREDIT LOSSES..........................................................           (3,545)          (4,763)
                                                                                         ---------------   --------------
     Net loans and leases............................................................          250,447          278,792
PREMISES AND EQUIPMENT, net..........................................................           19,792           18,570
INTEREST RECEIVABLE..................................................................            2,650            2,462
OTHER ASSETS.........................................................................           19,232           15,507
GOODWILL.............................................................................           15,291           15,089
OTHER INTANGIBLE ASSETS, net.........................................................            8,408            8,373
                                                                                         ---------------   --------------
                                                                                         $     635,693     $    621,477
                                                                                         ===============   ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing.............................................................    $      45,009     $     44,725
     Interest-bearing -
         Savings, interest checking and money market.................................          207,991          215,525
         Time deposits $100,000 and over.............................................           53,206           46,569
         Other time deposits.........................................................           96,111           89,123
                                                                                         ---------------   --------------
     Total deposits..................................................................          402,317          395,942
SHORT-TERM BORROWINGS................................................................           33,815           31,383
FEDERAL HOME LOAN BANK ADVANCES......................................................          112,200          112,200
LONG-TERM BORROWINGS.................................................................            8,625            8,640
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
    SUBORDINATED DEBENTURES..........................................................           22,189           22,397
OTHER LIABILITIES....................................................................           12,142           10,729
                                                                                         ---------------   --------------
              Total liabilities......................................................          591,288          581,291
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000 shares authorized;
         150 shares issued and outstanding...........................................               --               --
     Capital surplus - preferred stock...............................................            1,500            1,500
     Common stock, $.01 par value - 10,000,000 shares authorized; 2,787,304 and
         2,749,196 shares issued and outstanding (excluding
         42,880 shares held in treasury).............................................               28               28
     Capital surplus - common stock..................................................           17,566           17,074
     Retained earnings...............................................................           22,902           21,119
     Treasury stock (42,880 shares)..................................................             (513)            (513)
       Accumulated other comprehensive income, net of income taxes...................            2,922              978
                                                                                         ---------------   --------------
              Total stockholders' equity.............................................           44,405           40,186
                                                                                         ---------------   --------------
                                                                                         $     635,693     $    621,477
                                                                                        ================   ==============

          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                        2004          2003
                                                     ------------  ------------
INTEREST INCOME:                                     (unaudited)   (unaudited)
   Interest and fees on loans....................       $ 4,724       $ 5,184
   Interest and dividends on investments -
     Taxable.....................................         2,691         1,867
     Tax-exempt..................................           401           355
     Dividends...................................            43            62
                                                     ------------  ------------
              Total interest income..............         7,859         7,468
                                                     ------------  ------------
INTEREST EXPENSE:
   Deposits......................................         1,618         2,106
   Short-term borrowings.........................            99           108
   Federal Home Loan Bank advances...............         1,253         1,276
   Long-term borrowings..........................            93            99
   Subordinated debentures.......................           426           437
                                                     ------------  ------------
              Total interest expense.............         3,489         4,026
                                                     ------------  ------------
              Net interest income................         4,370         3,442
PROVISION FOR CREDIT LOSSES......................            --           775
                                                     ------------  ------------

NET INTEREST INCOME AFTER PROVISION
        FOR CREDIT LOSSES........................         4,370         2,667
                                                     ------------  ------------
NONINTEREST INCOME:
   Insurance commissions.........................         4,562         4,062
   Fees on loans.................................           576           461
   Service charges...............................           211           210
   Brokerage income..............................           179            51
   Trust and financial services..................           124           186
   Rental income.................................            35            22
   Net gain on sales of securities...............            --           120
   Other.........................................           320           107
                                                     ------------  ------------
              Total noninterest income...........         6,007         5,219
                                                     ------------  ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits................         4,914         3,965
   Occupancy.....................................           585           622
   Depreciation and amortization.................           398           348
   Professional services.........................           319           260
   Office supplies, telephone and postage........           311           254
   Amortization of intangible assets.............           308           266
   Marketing and promotion.......................           271           119
   FDIC and other assessments....................            51            51
   Other.........................................           730           569
                                                     ------------  ------------
              Total noninterest expense..........         7,887         6,454
                                                     ------------  ------------
Income before income taxes.......................         2,490         1,432
Income tax provision.............................           677           415
                                                     ------------  ------------
Net income.......................................         1,813         1,017
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                     2004            2003
                                                  ------------   -------------
                                                  (unaudited)     (unaudited)
Dividends on preferred stock..................       $    30        $    30
                                                  ------------   -------------
Income available to common stockholders.......       $ 1,783        $   987
                                                  ============   =============

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share...............       $  0.65        $  0.37
                                                  ============   =============

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share.............       $  0.63        $  0.36
                                                  ============   =============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                       For the Three Months Ended March 31
                                 (In thousands)

                                                      2004              2003
                                                  -------------     ------------
                                                  (unaudited)        (unaudited)
NET INCOME.......................................     $ 1,813           $ 1,017
OTHER COMPREHENSIVE INCOME (LOSS) -
     Unrealized gains (losses) on investment
       securities:
        Unrealized holding gains (losses)
         arising during the period,
         net of income taxes.....................       1,944              (294)
        Less: reclassification adjustment
         for gains included in net income,
         net of income taxes.....................          --               (85)
                                                  -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS)................       1,944              (379)
                                                  -------------     -------------
COMPREHENSIVE INCOME ............................     $ 3,757           $   638
                                                  =============     =============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                       For the Three Months Ended March 31
                        (In thousands, except share data)

                                              Capital                        Capital                         Accumulated
                           Preferred Stock    Surplus     Common Stock       Surplus                            Other
                           ----------------- Preferred  ------------------   Common    Retained   Treasury  Comprehensive
                            Shares   Amount    Stock     Shares    Amount     Stock    Earnings     Stock       Income      Total
                           --------  ------- ---------  ---------  -------  --------   ---------  --------  -------------  --------
BALANCE, December 31, 2002..  150     $  --    $ 1,500  2,743,809  $  27    $ 16,614   $ 17,395   $  (513)   $   2,700     $ 37,723
 Net income (unaudited).....   --        --         --         --     --          --      1,017        --           --        1,017
 Other comprehensive
   income -
  Change in unrealized
   holding gains on
   securities available
   for sale, net of
   income taxes and
   reclassification
   adjustment (unaudited)...   --        --         --         --     --          --         --        --         (379)        (379)
  Preferred stock
    dividends (unaudited)...   --        --         --         --     --          --        (30)       --           --          (30)
  Other (unaudited) ........   --        --         --      1,100     --           9         --        --           --            9
                           --------  ------- ---------  ---------  -------  --------   ---------  --------  -------------  --------

BALANCE, March 31, 2003
    (unaudited).............  150     $  --    $ 1,500  2,744,909  $  27    $ 16,623   $ 18,382   $  (513)   $   2,321     $ 38,340
                           --------  ------- ---------  ---------  -------  --------   ---------  --------  -------------  --------



                                              Capital                        Capital                         Accumulated
                           Preferred Stock    Surplus     Common Stock       Surplus                            Other
                           ----------------- Preferred  ------------------   Common    Retained   Treasury  Comprehensive
                            Shares   Amount    Stock     Shares    Amount     Stock    Earnings     Stock       Income      Total
                           --------  ------- ---------  ---------  -------  --------   ---------  --------  -------------  --------
BALANCE, December 31,
 2003......................  150     $  --    $  1,500  2,792,076  $  28    $ 17,074   $ 21,119   $  (513)   $     978     $ 40,186

 Net income (unaudited).      --        --          --         --     --          --      1,813        --          --         1,813
 Other comprehensive
   income -
  Change in unrealized
   holding gains on
   securities available
   for sale, net of
   income taxes and
   reclassification
   adjustment
   (unaudited).............   --        --          --         --     --          --         --        --        1,944       1,944
Preferred stock
  dividends (unaudited)....   --        --          --         --     --          --        (30)       --           --         (30)
Other (unaudited)..........   --        --          --     38,108     --         492         --        --           --         492
                           --------  ------- ---------  ---------  -------  --------   ---------  --------  -------------  --------

BALANCE, March 31, 2004
   (unaudited).............  150     $  --    $  1,500  2,830,184  $  28    $ 17,566   $ 22,902   $  (513)   $   2,922     $ 44,405
                           --------  ------- ---------  ---------  -------  --------   ---------  --------  -------------  --------

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In thousands)
                                                                             2004              2003
                                                                         --------------    --------------
OPERATING ACTIVITIES:                                                    (unaudited)        (unaudited)
   Net income.........................................................         $ 1,813           $ 1,017
   Adjustments to reconcile net income to net cash provided by (used
   in) operating activities -
       Provision for credit losses....................................              --               775
       Depreciation and amortization..................................             398               348
       Amortization of intangible assets..............................             308               266
       Net premium amortization on investment securities..............             587             1,091
       Proceeds from loans recovered..................................              55                35
       Write-down of other real estate owned and repossessed assets...               1                 4
       Change in interest receivable and other assets, net............          (4,466)              365
       (Gain) loss on sale of bank premises and equipment.............               2                (5)
       Net realized gains on sales of investment securities...........              --              (120)
       Deferred income taxes..........................................             522               423
       Change in dividend distribution payable........................            (229)             (248)
       Change in other liabilities, net...............................            (305)             (422)
       Originations of loans to be sold...............................         (23,080)          (14,602)
       Proceeds from sale of loans....................................          23,080            14,602
                                                                         --------------    --------------
             Net cash provided by (used in) operating activities......          (1,314)            3,529
                                                                         --------------    --------------
INVESTING ACTIVITIES:
   Purchases of investment securities.................................         (32,269)          (13,158)
   Proceeds from sales of investment securities.......................             --              5,079
   Proceeds from maturities of investment securities..................           9,040            12,208
   Purchases of Federal Reserve and Federal Home Loan Bank stock .....          (1,905)               --
   Sales of Federal Reserve and Federal Home Loan Bank stock..........           1,684                --
   Net decrease in loans..............................................          28,290             5,736
   Additions to premises and equipment................................          (1,633)           (4,645)
   Proceeds from sale of premises and equipment.......................              10                88
   Stock issued for acquisition of insurance subsidiary...............             340                --
   Stock issued for acquisition of mortgage company...................              50                --
                                                                         --------------    --------------
             Net cash provided by investing activities................           3,607             5,308
                                                                         --------------    --------------
  FINANCING ACTIVITIES:
   Net decrease in demand, savings, interest checking and money
       market accounts..............................................            (7,250)           (4,344)
   Net increase (decrease) in time deposits.........................            13,625            (6,632)
   Net increase (decrease) in short-term borrowings.................             2,432            (7,781)
   Repayments of Federal Home Loan Bank advances....................           (85,000)          (10,000)
   Proceeds from Federal Home Loan Bank advances....................            85,000            20,000
   Repayments of long-term borrowings...............................               (15)              (18)
   Payment of preferred stock dividends.............................               (30)              (30)
   Amortization of discount on subordinated debentures..............                21                22
   Other, net.......................................................               101                 9
                                                                         --------------    --------------
             Net cash provided by (used in) financing activities....             8,884            (8,774)
                                                                         --------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................            11,177                63
CASH AND CASH EQUIVALENTS, beginning of period......................            12,520            17,137
                                                                         --------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................          $ 23,697          $ 17,200
                                                                         ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid....................................................          $  3,367          $  4,090
                                                                         ==============    ==============
   Income taxes paid................................................          $     57          $     68
                                                                         ==============    ==============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2004


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, Milne Scali & Company, Inc. and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 23 locations in Arizona, Minnesota, North Dakota and Utah, provides a broad range of banking, insurance, brokerage, trust and other financial services to small- and mid-sized businesses and individuals.

The  accounting  and  reporting   policies  of  BNCCORP  and  its   subsidiaries
(collectively, the "Company") conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The consolidated financial statements included herein are for BNCCORP and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 2 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2004.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2003. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2003 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and the notes thereto.


NOTE 3 - Reclassifications

Certain of the 2003  amounts may have been  reclassified  to conform to the 2004
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended March 31:

                                                    Net                                   Per-Share
                                                  Income               Shares               Amount
                                              ----------------     ----------------     ---------------
                             2004
Basic earnings per common share:
Net income...................................      $1,813,000
Less: Preferred stock dividends..............          30,000
                                              ----------------
Income available to common stockholders......      $1,783,000            2,757,882            $   0.65
                                              ================                          ===============
Effect of dilutive shares -
   Options and contingent stock..............                               94,433
                                                                   ----------------
Diluted earnings per common share:
Net income...................................      $1,813,000
Less: Preferred stock dividends..............          30,000
                                              ----------------
Income available to common stockholders......      $1,783,000            2,852,315            $   0.63
                                              ================                          ===============

                             2003
Basic earnings per common share:
Net income...................................      $1,017,000
Less: Preferred stock dividends..............          30,000
                                              ----------------
Income available to common stockholders......      $  987,000            2,701,274            $   0.37
                                              ================                          ===============
Effect of dilutive shares -
   Options...................................                               29,939
                                                                   ----------------
Diluted earnings per common share:
Net income...................................      $1,017,000
Less: Preferred stock dividends..............          30,000
                                              ----------------
Income available to common stockholders......      $  987,000            2,731,213            $   0.36
                                              ================                          ===============

The following number of options, with exercise prices ranging from $10.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the period:

                                               2004                 2003
                                         ----------------     ---------------
         Quarter ended March 31...........    3,250               77,185


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

Insurance  operations  provide a full  range of  insurance  brokerage  services,
including  commercial  insurance,   surety  bonds,   employee   benefits-related
insurance, personal insurance and claims management.

Brokerage, trust and financial services operations provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services, including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2003.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended March 31 (in thousands):

                                                           2004                                           2004
                                 --------------------------------------------------- -----------------------------------------------
                                                      Brokerage/
                                                       Trust/                        Reportable           Intersegment Consolidated
                                   Banking  Insurance Financial  Other (a)  Totals    Segments   Other(a) Elimination      Total
                                 ---------- --------- ---------  ---------  -------- ----------  -------- ------------ -------------
Net interest income.............. $  4,867   $    13   $    --   $  (523)   $  4,357  $  4,880   $  (523)   $      13    $  4,370
Other revenue-external customers.    2,114     4,630       304        23       7,071     7,048        23       (1,064)      6,007
Other revenue-from other segments      150        --        21       186         357       171       186         (357)         --
Depreciation and amortization....      403       268        32         3         706       703         3           --         706
Equity in the net income of
   investees.....................      734        --        --     2,115       2,849       734     2,115       (2,849)         --
Other significant noncash items:
  Provision for credit losses....       --        --        --        --          --        --        --           --          --
Segment profit (loss) from
   continuing operations.........    1,968     1,227      (87)      (618)      2,490     3,108      (618)          --       2,490
Income tax provision (benefit)...      553       475      (35)      (316)        677       993      (316)          --         677
Segment profit (loss)............    1,415       752      (52)      (302)      1,813     2,115      (302)          --       1,813
Segment assets...................  632,989    31,700     1,153    73,434     739,276   665,842    73,434     (103,583)    635,693


                                                           2003                                           2003
                                 ---------------------------------------------------  ----------------------------------------------
                                                      Brokerage/
                                                       Trust/                        Reportable           Intersegment Consolidated
                                   Banking  Insurance Financial  Other (a)  Totals    Segments   Other(a) Elimination      Total
                                 ---------- --------- ---------  ---------  -------- ----------  -------- ------------ -------------

Net interest income.............. $  3,943   $    22   $    --   $  (536)   $  3,429  $  3,965   $  (536)   $      13    $   3,442
Other revenue-external customers.    1,198     4,093       245        26       5,562     5,536        26         (343)       5,219
Other revenue-from other segments       32        --        12       155         199        44       155         (199)          --
Depreciation and amortization....      390       216         3         5         614       609         5           --          614
Equity in the net income (loss)
   of investees..................    1,053        --        --     1,461       2,514     1,053     1,461       (2,514)          --
Other significant noncash items:
  Provision for credit losses          775        --        --        --         775       775        --           --          775
Segment profit (loss) from
   continuing operations.........      537     1,496         7      (608)      1,432     2,040      (608)          --        1,432
Income tax provision (benefit)...      153       429        (3)     (164)        415       579      (164)          --          415
Segment profit (loss)............      384     1,067        10      (444)      1,017     1,461      (444)          --        1,017
Segment assets...................  593,097    27,782     1,327    67,837     690,043   622,206    67,837      (96,310)     593,733
-------------

(a) The financial information in the "Other" column is for the bank holding company.

NOTE 6 - Stock-Based Compensation

At March 31, 2004, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation for the three-month periods ended March 31:

                                                             2004                2003
                                                       ----------------    ---------------
Net income, as reported................................    $ 1,813,000        $ 1,017,000
Add: total stock-based employee compensation expense
   included in reported net income, net of related tax
   effects.............................................         22,000              2,000
Deduct: total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects..........................        (32,000)           (10,000)
                                                       ----------------    ---------------
Pro forma net income...................................    $ 1,803,000        $ 1,009,000
                                                       ================    ===============
Earnings per share:
  Basic - as reported..................................    $      0.65        $      0.37
  Basic - pro forma....................................           0.61               0.35
  Diluted - as reported................................           0.63               0.36
  Diluted - pro forma..................................           0.59               0.35


NOTE 7 - Derivative Activities

The Company has interest rate cap contracts with notional amounts totaling $40.0 million that were purchased to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities (maturing during April and May of 2004) and $20.0 million of 5.50 percent contracts having five-year maturities (maturing during May and June of 2006). The total amount paid for the contracts was $1.2 million. The contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of approximately $19,000. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended March 31, 2004 and 2003, the impact of marking the contracts to market, reflected as additional interest expense on Federal Home Loan Bank ("FHLB") advances, was a reduction to net interest income of approximately $37,000 and $27,000, respectively.


NOTE 8 - Mergers and Acquisitions

On March 31, 2004, in order to further grow its insurance segment, Milne Scali & Company, Inc. acquired certain assets and assumed certain liabilities of The Richard Q. Perry Agency, a Salt Lake City, Utah-based insurance agency, for 22,470 shares of newly issued BNCCORP common stock (valued at $341,000). Acquisitions of insurance agencies generally result in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. Of the total $341,000 purchase price, $166,000 was allocated to the net assets acquired (all intangible assets) and the excess of the purchase price of approximately $175,000 over the fair value of the net assets was recorded as goodwill. The goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $166,000 will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The results of operations of the acquired assets are being included in the Company's consolidated financial statements effective April 1, 2004.

On March 31, 2004, BNC Insurance, Inc., a subsidiary of the Bank, was merged with and into Milne & Company Insurance, Inc. and the name of Milne & Company Insurance, Inc. was changed to Milne Scali & Company, Inc. Milne Scali & Company, Inc. is a subsidiary of the Bank.

NOTE 9 - Recently Issued or Adopted Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addressed consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted the various provisions of FIN 46 as indicated above but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

On December 24, 2003, the FASB issued  Interpretation  No. 46 (revised  December
2003), "Consolidation of Variable Interest Entities" ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. FIN 46R indicates that when voting interests are not effective in identifying whether an entity is controlled by another party, the economic risks and rewards inherent in the entity's assets and liabilities and the way in which the various parties that have involvement with the entity share in those economic risks and rewards should be used to determine whether the entity should be consolidated. An enterprise that is involved with another entity generally must assess whether that involvement requires consolidation under FIN 46R. That involvement may arise in a variety of ways, such as (a) lending to the entity, (b) investing in equity (voting or nonvoting) of the entity, (c) issuing guarantees related to the assets or liabilities of the entity, or both, (d) retaining a beneficial interest in (or providing financial support for) assets transferred or sold to the entity, (e) managing the assets of the entity, (f) leasing assets to or from the entity and (g) entering into a derivative contract with the entity. The objective of FIN 46R is to provide consolidation guidance for situations in which voting equity interests do not adequately reflect the controlling interests in an entity. Public entities are required to apply FIN 46 or FIN 46R to all entities that are considered special purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 31, 2003. Public companies that are not small business issuers are required to adopt the accounting requirements of FIN 46R by the end of the first reporting period that ends after March 15, 2004. The Company has adopted the various provisions of FIN 46R as indicated above but presently does not have any variable interest entities that would be required to be included in its consolidated financial statements.

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. This prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company expects to adopt SOP 03-3 on January 1, 2005. Adoption of SOP 03-3 is not expected to have a material impact on the Company's financial position or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 will act to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan. SAB 105 pertains to recognizing and disclosing the loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The Company will adopt the provisions of SAB 105 beginning April 1, 2004. Adoption of SAB 105 is not expected to have a material impact on the Company's financial position or results of operations.


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

    Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Assets. Our total assets increased $14.2 million, from $621.5 million at December 31, 2003 to $635.7 million at March 31, 2004. The following table presents our assets by category as of March 31, 2004 and December 31, 2003, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                 Change
                                                                                       ----------------------------
                  Assets                        March 31,          December 31,
                                                  2004                 2003                 $               %
-------------------------------------------  ----------------    ------------------    -------------    -----------
Cash and due from banks....................        $  23,697            $   12,520       $   11,177          89.3%  (a)
Investment securities available
    for sale...............................          288,359               262,568           25,791           9.8%  (b)
Federal Reserve Bank and Federal Home Loan
    Bank Stock.............................            7,817                 7,596              221           2.9%
Loans and leases, net......................          250,447               278,792         (28,345)        (10.2)%  (c)
Premises and equipment, net................           19,792                18,570            1,222           6.6%
Interest receivable........................            2,650                 2,462              188           7.6%
Other assets...............................           19,232                15,507            3,725          24.0%
Goodwill...................................           15,291                15,089              202           1.3%
Other intangible assets, net...............            8,408                 8,373               35           0.4%
                                             ----------------    ------------------    -------------
         Total assets......................        $ 635,693            $  621,477       $   14,216           2.3%
                                             ================    ==================    =============
-------------------

(a) This balance was higher than normal at March 31, 2004 due to $12.0 million of loan payoffs where the checks were drawn on another bank and the payments hadn't cleared at the close of business on March 31, 2004.

(b) Investment securities available for sale increased as loan volume decreased (see (c) below) and we maintained a static earning asset portfolio.

(c) Loans and leases decreased $28.3 million due to general planned loan payoffs of approximately $15.0 million, general pay downs on revolving lines of credit of approximately $8.4 million and the payoff of a $4.5 million loan that was on nonaccrual status at December 31, 2003. Loan volume declined during the quarter ended March 31, 2004 despite significant activity, particularly in the Minnesota market, because many of the newly generated loans, primarily commercial real estate loans, were sold to other financial institutions.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three-month periods ending March 31, 2004 and 2003 (amounts are in thousands):

                                                      Three Months
                                                     Ended March 31,
                                          -------------------------------------
                                               2004                2003
                                          ----------------- -------------------
        Balance, beginning of period......     $   4,763           $   5,006
        Provision for credit losses.......            --                 775
        Loans charged off.................       (1,273)               (597)
        Loans recovered...................            55                  35
                                          ----------------- -------------------
        Balance, end of period............     $   3,545           $   5,219
                                          ================= ===================
        Ending loan portfolio ............     $ 253,992           $ 329,461
                                          ================= ===================

        Allowance for credit losses as a
         percentage of ending loan
         portfolio........................         1.40%               1.58%

As of March 31, 2004, our allowance for credit losses was 1.40 percent of total loans as compared to 1.68 percent at December 31, 2003 and 1.58 percent at March 31, 2003.

There was no provision for loan losses for the three-month period ended March 31, 2004 compared to $775,000 for the same period in 2003. This decrease is a direct response to the reduction in loan volume and a significant reduction in nonperforming loans between December 31, 2003 and March 31, 2004. See "-Nonperforming Assets" below.

Loans charged off during the first quarter of 2004 totaled $1.3 million, representing a $676,000 increase over loans charged off during the first quarter of 2003. The increase was primarily attributable to charge-offs related to one commercial loan. The loan was to a contractor on which we charged off approximately $1.2 million. $975,000 of the $1.2 million was reserved for as of December 31, 2003.

Net charge-offs as a percentage of average total loans for the three-month periods ended March 31, 2004 and 2003 were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                        2004           2003
                                                   -------------- --------------
  Ratio of net charge-offs
    to average total loans.........................    (0.45)%        (0.17)%
  Ratio of net charge-offs
    to average total loans, annualized.............    (1.82)%        (0.69)%

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

          Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail-lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history.

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

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for credit losses is highly dependent upon management's estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above processes. Further information on the allowance for credit losses is included under "-Critical Accounting Policies."

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                                        March 31,   December 31,
                                                           2004          2003
                                                       ----------   ------------
Nonperforming loans:
   Loans 90 days or more delinquent and still
      accruing interest................................$       --     $      38
   Nonaccrual loans....................................     1,263         7,913
   Restructured loans..................................        --            --
                                                       ----------   ------------
Total nonperforming loans..............................     1,263         7,951
   Other real estate owned and repossessed assets......        --            --
                                                       ----------   ------------
Total nonperforming assets.............................$    1,263     $   7,951
                                                       ----------   ------------
Allowance for credit losses............................$    3,545     $   4,763
                                                       ----------   ------------
Ratio of total nonperforming assets to total assets ...     0.20%         1.28%
Ratio of total nonperforming loans to total loans......     0.50%         2.80%
Ratio of allowance for credit losses to total
   nonperforming loans.................................      281%           60%

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

During the quarter ended March 31, 2004, two loans totaling approximately $6.7 million and reflected as nonaccrual loans at December 31, 2003 were resolved. The first was a $4.5 million loan secured by commercial real estate on which we received full payoff, including collection of cash basis interest income of approximately $408,000. The second loan of approximately $2.2 million was resolved resulting in a charge-off of approximately $1.2 million. $975,000 of the $1.2 million was reserved for at December 31, 2003.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at March 31, 2004 or December 31, 2003.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at March 31, 2004 or December 31, 2003.

The ratio of the allowance for credit losses to total nonperforming loans was 281 percent at March 31, 2004 compared to 60 percent at December 31, 2003. The increase in this ratio is reflective of the resolution of the above-mentioned credits during the quarter ended March 31, 2004.

Liabilities. Our total liabilities increased $10.0 million, from $581.3 million at December 31, 2003 to $591.3 million at March 31, 2004. The following table presents our liabilities by category as of March 31, 2004 and December 31, 2003 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                    Change
                                                                                        -------------------------------
                                                 March 31,           December 31,
                 Liabilities                       2004                  2003                  $                 %
---------------------------------------     ------------------    ------------------    --------------     ------------
DEPOSITS:
Noninterest-bearing....................            $   45,009            $   44,725       $      284              0.6%
Interest-bearing -
  Savings, interest checking and money
     market............................               207,991               215,525           (7,534)           (3.5)%  (a)
  Time deposits $100,000 and over......                53,206                46,569            6,637             14.3%  (b)
  Other time deposits..................                96,111                89,123            6,988              7.8%  (b)
Short-term borrowings..................                33,815                31,383            2,432              7.7%
Federal Home Loan Bank advances........               112,200               112,200               --                --
Long-term borrowings...................                 8,625                 8,640              (15)           (0.2)%
Guaranteed preferred beneficial
  interests in company's subordinated
  debentures...........................                22,189                22,397             (208)           (0.9)%
Other liabilities......................                12,142                10,729            1,413             13.2%
                                            ------------------    ------------------    --------------
         Total liabilities.............            $  591,288            $  581,291       $    9,997              1.7%
                                            ==================    ==================    ==============
-------------------

(a) These accounts generally fluctuate daily due to the cash management activities of our commercial customers. Additionally, some commercial customers draw down on their lines of credit at year end and place the funds in their transaction accounts and, during the first quarter of each year, make payments on the lines of credit from these same transaction accounts. This causes a seasonal fluctuation in this account category such as that noted above.

(b) The increase in time deposits primarily reflects a $5.1 million increase in brokered certificates of deposit and a $10.6 million increase in Certificates of Deposit Account Registry ServicesSM (CDARSSM) deposits. These increases were offset by a $2.9 million decrease in national market certificates of deposit.


Stockholders' Equity. Our stockholders' equity increased $4.2 million between December 31, 2003 and March 31, 2004. This increase was primarily attributable to earnings of $1.8 million, a $1.9 million increase in accumulated other comprehensive income and $462,000 of other transactions including payment of preferred stock dividends, stock option exercises, vesting of restricted stock and stock issued for an insurance agency acquisition.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of March 31, 2004:

                               Tier 1             Total
                               Risk-              Risk-            Tier 1
                               Based              Based           Leverage
                               Ratio              Ratio             Ratio
                           ---------------   ----------------   --------------
BNCCORP, consolidated......    7.91%             10.88%            5.32%
BNC National Bank..........   11.41%             12.30%            7.68%


As  of  March  31,  2004,   BNCCORP  and  the  Bank  exceeded  capital  adequacy
requirements and the Bank was considered "well-capitalized" under prompt corrective action provisions.

Capital expenditures expected in 2004 consist of the completion of remodeling of the Golden Valley, Minnesota facility and could include purchase or leasing of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value. Additionally, potential acquisitions could increase capital expenditures as such transactions are consummated.


              Comparison of Operating Results for the Three Months
                         Ended March 31, 2004 and 2003

General. Record net income of $1.81 million, or $0.63 per share on a diluted basis, was reported for the quarter ended March 31, 2004. This represents a 78 percent increase from the $1.02 million, or $0.36 per diluted share, in net income reported for the same period of 2003.

Rising insurance commissions were again the largest component of noninterest income, while brokerage income also increased over the year-ago period. Our banking operations also produced higher net interest income and loan fees, while strengthening asset quality.

The financial performance of our insurance segment is typically strongest in the first quarter due to contingency payments received from insurance carriers. Insurance revenues were $4.56 million for the quarter ended March 31, 2004 compared with $4.06 million for the same period one year earlier. Contingency payments totaled $1.04 million for the quarter ended March 31, 2004 compared to $817,000 for the quarter ended March 31, 2003.

Net interest income rose 27 percent, to $4.37 million for the first quarter of 2004, compared with $3.44 million for the first quarter of 2003. The increase reflected a widening of the net interest margin to 3.22 percent for the quarter ended March 31, 2004, from 2.57 percent for the same period in 2003. Net interest income for the quarter ended March 31, 2004 was favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003 and that has now been paid in full. Without this recovery, net interest income for the quarter ended March 31, 2004 would have been approximately $3.96 million resulting in a net interest margin of 2.92 percent. Net interest income for the quarter ended March 31, 2003 was negatively impacted by the charge-off of $287,000 of interest income on the same loan discussed above. Without this charge-off, net interest income for the quarter ended March 31, 2003 would have been approximately $3.73 million resulting in a net interest margin of 2.79 percent.

Noninterest income was $6.01 million for the 2004 first quarter, an increase of 15 percent from $5.22 million in the year-ago period. As noted earlier, higher insurance commissions were a key factor in the increase. Loan fees also rose, due primarily to strong activity in the commercial real estate portfolio of the Minneapolis market. The increase in brokerage income was due to greater productivity in that business. Noninterest income represented 57.89 percent of gross revenues for the recent quarter, compared with 60.26 percent for the comparable period of 2003. Without the inclusion of the cash basis interest income recovery of $408,000, noninterest income for the first quarter of 2004 represented 60.26 percent of gross revenues. Without the charge-off of the $287,000 of interest income on the same loan, noninterest income for the first quarter of 2003 represented 58.33 percent of gross revenues.

Noninterest expense for the first quarter of 2004 was $7.89 million, and increased 22 percent from $6.45 million a year ago, due to staffing and other increases to support growth.

Total assets rose to $635.7 million at March 31, 2004 versus $621.5 million at December 31, 2003. Total loans at the end of the 2004 first quarter were $254.0 million compared with $283.6 million at December 31, 2003, reflecting a significant level of loan reductions. Investment securities available for sale were $288.4 million at March 31, 2004 compared with $262.6 million at December 31, 2003 as a result of the Company's investment management strategies. Total deposits at March 31, 2004 were $402.3 million, up from $395.9 million at December 31, 2003. Brokered and national market certificates of deposit increased approximately $12.3 million between December 31, 2003 and March 31, 2004.

Total common stockholders' equity for BNCCORP was $42.9 million at March 31, 2004, equivalent to book value per common share of $15.39 (tangible book value per common share of $6.89). Net unrealized gains in the investment portfolio as of that date were $4.8 million, or approximately $1.71 per share, on a pretax basis.

Due to the resolution of $6.7 million of loans classified as nonaccrual at December 31, 2003, the ratio of nonperforming assets to total assets was 0.20 percent at March 31, 2004, down significantly from the year-ago level of 1.50 percent. Additionally no provision for credit losses was required for the quarter ended March 31, 2004 primarily due to this sharp reduction in the level of nonperforming loans. For the year-ago period, the provision for credit losses was $775,000. Charge-offs for the quarter ended March 31, 2004 were $1.3 million compared with $597,000 for the same period one year earlier. $1.2 million of the charge-offs related to the final resolution of one commercial loan that was included as a nonaccrual loan at December 31, 2003. $975,000 of the $1.2 million was reserved for at December 31, 2003. The ratio of allowance for credit losses to total nonperforming loans strengthened to 281 percent at March 31, 2004, compared with 59 percent one year earlier. The allowance for credit losses as a percentage of total loans at March 31, 2004 was 1.40 percent, compared with 1.58 percent a year ago.

Net Interest Income. Net interest income for the three-month period ended March 31, 2004 increased approximately $928,000, or 27.0 percent, from approximately $3.44 million to approximately $4.37 million. Net interest margin increased to
3.22 percent for the quarter ended March 31, 2004 from 2.57 percent for the same period one year earlier. Net interest income and margin for the three-month period ending March 31, 2004 were favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003. Without this recovery, net interest income for the quarter ended March 31, 2004 would have been approximately $3.96 million resulting in a net interest margin of 2.92 percent. Net interest income and margin for the three-month period ended March 31, 2003 were negatively impacted by the charge-off of interest income of approximately $287,000 on the same loan. Without this charge-off, net interest income for the quarter ended March 31, 2003 would have been approximately $3.73 million resulting in a net interest margin of 2.79 percent.

The following table presents average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended March 31, 2004 and 2003, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the table (amounts are in thousands):

                                                   Three Months Ended March 31,
                                ----------------------------------------------------------------------
                                              2004                                2003                               Change
                                ---------------------------------- ----------------------------------  ---------------------------
                                             Interest   Average               Interest   Average              Interest    Average
                                 Average     earned     yield or   Average     earned    yield or   Average    earned      yield
                                 balance     or paid     cost      balance    or paid      cost     balance    or paid    or cost
                                ----------  ----------  --------  ----------  --------- ---------- ---------- ---------  ---------
 Interest-earning assets
Federal funds sold/interest
 bearing due from...............$     480   $      --      --     $     340   $     --       --     $    140   $    --        --
Investments.....................  281,463       3,135    4.48%      215,816      2,284     4.29%      65,647       851      0.19%(a)
Loans...........................  269,428       4,724    7.05%      331,007      5,184     6.35%     (61,579)     (460)     0.70%(b)
  Allowance for loan losses.....   (4,751)         --                (4,939)        --                   188        --
                                ----------  ----------            ----------  ---------             ---------- ----------
  Total interest-earning
   assets.......................$ 546,620       7,859    5.78%    $ 542,224      7,468     5.59%    $  4,396       391      0.19%
                                ==========  ----------            ==========  -----------           ========== ----------
 Interest-bearing
   liabilities
Interest checking & money
 market accounts................$ 208,478         539    1.04%    $ 184,785        596     1.31%    $ 23,693       (57)    -0.27%(c)
Savings.........................    6,566          12    0.74%        5,313         12     0.92%       1,253        --     -0.18%
Certificates of deposit
 under $100,000.................   93,699         635    2.73%      101,379        858     3.43%      (7,680)     (223)    -0.70%(d)
Certificates of deposit
 $100,000 and over..............   47,110         432    3.69%       63,099        640     4.11%     (15,989)     (208)    -0.42%(e)
                                ----------  ----------            ----------  -----------           ---------- ----------
 Interest-bearing
   deposits.....................  355,853       1,618    1.83%      354,576      2,106     2.41%       1,277      (488)    -0.58%
Short-term borrowings...........   26,394          99    1.51%       19,568        108     2.24%       6,826        (9)    -0.73%(f)
Federal Home Loan Bank
 advances.......................  109,458       1,253    4.60%      103,923      1,276     4.98%       5,535       (23)    -0.38%(g)
Long-term borrowings............    8,631          93    4.33%        8,549         99     4.70%          82        (6)    -0.37%
Subordinated debentures.........   22,137         426    7.74%       22,022        437     8.05%         115       (11)    -0.31%
                                ----------  ----------            ----------  -----------           ---------- ----------
 Total borrowings...............  166,620       1,871    4.52%      154,062      1,920     5.05%      12,558       (49)    -0.53%
                                ----------  ----------            ----------  -----------           ---------- ----------
 Total interest-bearing
  liabilities...................$ 522,473       3,489    2.69%    $ 508,638      4,026     3.21%    $ 13,835      (537)    -0.52%
                                ==========  ----------            ==========  ----------            ========== ----------
 Net interest income/spread                 $   4,370    3.09%                $  3,442     2.38%               $   928      0.71%
                                            ==========                        ===========                      ==========
     Net interest margin........                         3.22%                             2.57%                            0.65%(h)
Notation:
Noninterest-bearing deposits....$  41,850          --             $  37,838         --              $  4,012        --
                                ----------                        ----------                       -----------
    Total deposits..............$ 397,703   $   1,618    1.64%    $ 392,414   $  2,106     2.18%    $  5,289   $  (488)    -0.54%
                                ==========  ==========            ==========  ===========          =========== ==========
Taxable equivalents:
 Total interest-earning assets..$ 546,620   $   8,066    5.93%    $ 542,224   $  7,651     5.72%    $  4,397   $   415      0.21%
 Net interest income/spread.....       --   $   4,577    3.24%           --   $  3,625     2.51%          --   $   952      0.73%
 Net interest margin............       --          --    3.37%           --         --     2.71%          --        --      0.66%

---------------------------------

(a) Average investments during the first quarter of 2004 exceeded those for the same period in 2003 due to our portfolio and liquidity management strategies, including the purchase of investment securities to offset a decrease in the earning asset portfolio that resulted from a net decrease in loan volume. Total investments at March 31, 2004 were $288.4 million compared with $202.4 million at March 31, 2003.

(b) Average loans decreased primarily as a result of general planned loan payoffs and paydowns of commercial revolving lines of credit. Actual loan balances at March 31, 2004 and March 31, 2003 were $254.0 and $329.5 million, respectively. Loan yield for the quarter ended March 31, 2004 was favorably impacted by the recovery of $408,000 of cash basis interest income on a $4.5 million loan that was classified as nonaccrual at December 31, 2003 and was paid in full during the first quarter of 2004. Without this recovery, interest income on loans for the first quarter of 2004 would have been approximately $4.3 million and the yield on loans would have been
     6.44 percent. Loan yield for the quarter ended March 31, 2003 was negatively impacted by the charge-off of $287,000 of interest income on the same loan. Without this charge-off, interest income on loans for the first quarter of 2003 would have been approximately $5.5 million and the yield on loans would have been 6.70 percent.

(c) Increased average balances of interest checking and money market accounts represents additional growth in our floating-rate Wealthbuilder deposit products. These transaction accounts can fluctuate significantly based on the cash management activities of our commercial customers. On a year-over-year basis, however, we experienced growth in these accounts, primarily driven by deposit production in the Arizona market.

(d) The decrease in average certificates of deposit under $100,000 is primarily attributable to run-off of some certificates of deposit during the first quarter of 2004, including maturity of some national market certificates of deposit that were not reinvested. The reduced cost of these certificates of deposit reflects the maturity of higher rate certificates of deposit and renewal or origination of new certificates of deposit at lower current interest rates.

(e) During the quarter ended March 31, 2004, average balances of brokered and national market CDs were $36.6 million as compared to $56.4 million for the same period one year earlier. The reduced cost of these certificates of deposit reflects the maturity of higher rate certificates of deposit and renewal or origination of new certificates of deposit at lower current interest rates.

(f) Average short-term borrowings increased during the three-month period ended March 31, 2004 compared to the same period in 2003 due to an increase in average Federal funds purchased as well as an increase in average customer repurchase agreements. Reduced costs of short-term borrowings reflects the current interest rate environment in 2004 versus 2003.

(g) The increased volume of FHLB advances resulted from the use of additional short-term FHLB advances in early 2004. Short-term FHLB advances are used to manage liquidity similar to how Federal funds purchased are used on a day-to-day basis. The short-term advances provide us with a slightly more cost-effective way of managing short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more.

(h) Net interest margin was favorably impacted by the previously mentioned recovery of cash basis interest income of $408,000 during the quarter ended March 31, 2004. Without this recovery, net interest margin would have been
     2.92 percent for the quarter ended March 31, 2004. Additionally, net interest margin was negatively impacted by the charge-off of interest income on the same loan of $287,000 during the quarter ended March 31, 2003. Without this charge-off, net interest margin would have been 2.79 percent for the quarter ended March 31, 2003.

Provision for Credit Losses. There was no provision for credit losses for the quarter ended March 31, 2004 as compared to $775,000 for the same period one year earlier. This largely reflected the significant decline in nonperforming assets between the two dates as well as a decrease in loan volume. See "Comparison of Financial Condition at March 31, 2004 and December 31, 2003 - Allowance for Credit Losses."


Noninterest Income. The following table presents the major categories of our noninterest income for the three-month periods ended March 31, 2004 and 2003 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                                           For the Three Months Ended          Increase (Decrease)
                                                    March 31,                      2004 - 2003
                                           ----------------------------    ----------------------------
       Noninterest Income                      2004           2003              $               %
                                           -------------  -------------    --------------  ------------
   Insurance commissions.................       $ 4,562        $ 4,062          $ 500          12.3% (a)
   Fees on loans.........................           576            461            115          24.9% (b)
   Service charges.......................           211            210              1           0.5%
   Brokerage income......................           179             51            128         251.0% (c)
   Trust and financial services..........           124            186           (62)        (33.3)% (d)
   Rental income.........................            35             22             13          59.1%
   Net gain on sales of securities ......            --            120          (120)       (100.0)% (e)
   Other.................................           320            107            213         199.1% (f)
                                           -------------  -------------    --------------
      Total noninterest income...........       $ 6,007        $ 5,219          $ 788          15.1%
                                           =============  =============    ==============
   Noninterest income as a percent of
      gross revenues......................        57.89%         60.26%         (2.4)%

    -------------------------

(a) Insurance commissions increased due to an increase in contingency fee income received from insurance companies as well as growth in the insurance segment, including production from the Tucson location acquired on December 31, 2003. Most contingency fee income from insurance companies is recorded during the first quarter of the year. Contingency fee income recognized during the quarter ended March 31, 2004 was $1.04 million compared to $817,000 for the same period in 2003.

(b) Loan fees included in noninterest income increased primarily due to an increase in the origination and sale of commercial real estate loans during the quarter ended March 31, 2004 as compared to the same quarter in the prior year.

(c) Brokerage revenue increased primarily due to increased production in the Minnesota market.

(d) Trust and financial services income declined during the quarter ended March 31, 2004 as compared to the same period one year earlier due to a decrease in trust revenue that was partially offset by an increase in professional services fees. Additionally, the BNC U.S. Opportunities Fund LLC was discontinued during 2003 removing management fee income from the trust and financial services division's revenue stream.

(e) Gains and/or losses on the sale of investment securities vary from period to period due to the volume and nature of the securities transactions effected during the period. There were no sales of investment securities during the quarter ended March 31, 2004.

(f) Other income increased for the quarter ended March 31, 2004 primarily due to the income received on $10.0 million of bank-owned life insurance purchased in mid-2003.


Noninterest Expense. The following table presents the major categories of our noninterest expense for the three-month periods ended March 31, 2004 and 2003 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                                     For the Three Months             Increase (Decrease)
                                                        Ended March 31                    2004 - 2003
                                                  ---------------------------     -----------------------------
    Noninterest Expense                              2004            2003              $               %
                                                  -----------     -----------     -----------    --------------
Salaries and employee benefits...............        $ 4,914         $ 3,965         $   949           23.9% (a)
Occupancy....................................            585             622             (37)         (5.9)%
Depreciation and amortization................            398             348              50           14.4% (b)
Professional services........................            319             260              59           22.7% (c)
Office supplies, telephone and postage.......            311             254              57           22.4% (d)
Amortization of intangible assets............            308             266              42           15.8% (e)
Marketing and promotion......................            271             119             152          127.7% (f)
FDIC and other assessments...................             51              51              --              --
Other........................................            730             569             161           28.3% (g)
                                                  -----------     -----------     -----------
   Total noninterest expense.................        $ 7,887         $ 6,454         $ 1,433           22.2%
                                                  ===========     ===========     ===========
Efficiency ratio ............................         76.00%          74.52%            1.5%
                                                  ===========     ===========
Total operating expenses as a percent of
   average assets, annualized................          5.13%           4.39%            0.7%                  (h)
                                                  ===========     ===========
---------------

(a) Salaries and employee benefits expenses increased primarily due to growth and expansion in the Minnesota and Arizona markets. Average full time equivalent employees for the quarter ended March 31, 2004 were 301 as compared to 267 for the same period one year earlier.

(b)  Depreciation  and  amortization   expenses   increased  due  to  expansion,
     primarily in the Arizona market.

(c) The increase in professional services expenses is primarily attributable to an increase in brokerage retainage and clearing fees (resulting from the increase in brokerage production), appraisal and recording fees and consulting fees offset by a decrease in legal and collection expenses.

(d) The increase in office supplies, telephone and postage expense is primarily attributable to expansion, including the expenses associated with an increase in the number of locations and personnel.

(e) Amortization of intangible assets increased primarily due to amortization of the insurance books of business intangibles acquired in an acquisition on December 31, 2003.

(f) Marketing and promotion expense increased primarily due to market expansion and the associated advertising and marketing.

(g) The increase in other noninterest expense is due to the increase in several different items included in this category such as insurance expense, travel expense, meals and entertainment, dues and publications and other miscellaneous items.

(h) Total operating expenses as a percent of average assets have increased as we have expanded our base of financial product and service offerings.

Income Tax Provision. Our provision for income taxes for the quarter ended March 31, 2004 increased $262,000 as compared to the same period in 2003 due to the increase in pre-tax income. The estimated effective tax rates for the three-month periods ended March 31, 2004 and 2003 were 27.2 and 29.0 percent, respectively. The reduction in our effective tax rate is primarily attributable to an increase in the amount of tax-exempt income in the 2004 period as compared to the 2003 period.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculation for the three-month periods ended March 31, 2004 and 2003.

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

The following table sets forth, for the three months ended March 31, 2004 and 2003, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):

                                                      For the Three Months Ended
                                                                March 31,
                                                     ---------------------------
     Major Sources and (Uses) of Funds                  2004             2003
                                                     ------------   ------------
 Proceeds from FHLB advances.........................  $ 85,000        $ 20,000
 Net decrease in loans...............................    28,290           5,736
 Net increase (decrease) in deposits.................     6,375         (10,976)
 Proceeds from maturities of investment securities...     9,040          12,208
 Net increase (decrease) in short-term borrowings....     2,432          (7,781)
 Proceeds from sales of investment securities........        --           5,079
 Repayments of FHLB advances.........................   (85,000)        (10,000)
 Purchases of investment securities..................   (32,269)        (13,158)

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

As of March 31, 2004, we had established three revolving lines of credit with banks totaling $16.5 million all of which remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At March 31, 2004, we also had the ability to draw additional FHLB advances of $102.9 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan. Specific reserves totaled $1.0 million at March 31, 2004.

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size that have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and using historical loss information estimate a loss reserve for each pool. Reserves for homogeneous loan pools totaled $2.2 million at March 31, 2004.

     Qualitative Reserve. Our senior lending management also allocates reserves for special situations that are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail-lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history. Our qualitative reserve totaled $341,000 at March 31, 2004.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of March 31, 2004 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Allowance for credit losses - Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of March 31, 2004. The qualitative and quantitative factors noted above can reasonably be expected to impact the estimates applied and cause such estimates to change from period to period.

Our allowance for credit losses of approximately $3.5 million did not necessitate that a provision for credit losses be made for the quarter ended March 31, 2004. Should our analysis have resulted in the need for a higher or lower allowance for loan losses, a provision for loan losses would have been charged to earnings or, in the case of the need for a lower allowance for credit losses, a reversal of some of the allowance would have been credited to earnings. For example, should our analysis have indicated the need for an allowance for credit losses of $3.8 million, an additional $300,000 would have been charged to the provision for loan losses resulting in net income of approximately $1.6 million as compared to the $1.8 million recorded for the quarter ended March 31, 2004. Had our analysis indicated the need for an allowance for credit losses of $3.2 million, $300,000 of the allowance would have been reversed and credited to earnings resulting in net income of approximately $2.0 million as compared to the $1.8 million recorded for the period.

In recent periods there have been changes in the qualitative and quantitative factors noted above. From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance for credit losses levels of $3.5 and $5.2 million at March 31, 2004 and March 31, 2003, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

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


                           Forward-Looking Statements

Statements  included  in  Item  2,  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Repricing risk - timing differences in the maturity/repricing of assets, liabilities, and off-balance sheet contracts; (2) Options risk - the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk - risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk - risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. We have risk management policies to monitor and limit exposure to interest rate risk. To date we have not conducted trading activities as a means of managing interest rate risk. Our asset/liability management process is utilized to manage our interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified.

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their March 31, 2004 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its March 31, 2004 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at March 31, 2004 of 4.00 percent to 3.00 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of March 31, 2004, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

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

                         Net Interest Income Simulation
                           (amounts are in thousands)

Movement in interest rates                        -100bp    Unchanged      +100bp     +200bp      +300bp     +400bp
                                                  ------    ---------      ------     ------      ------     ------
Projected 12-month net interest income........   $  12,445   $ 14,062    $ 14,465     $14,119   $ 13,551    $ 12,905

Dollar change from rates unchanged scenario...   $ (1,617)         --    $    403     $    57   $  (511)    $(1,157)
Percentage change from rates unchanged
   scenario...................................      11.50%         --       2.87%       0.41%    (3.63)%     (8.23)%
Net benefit/(cost) of cumulative $40.0
   million interest rate caps (1).............   $    (19)   $   (19)    $   (16)     $   (1)   $     37    $    113

Total net interest income impact with caps....   $  12,426   $ 14,043    $ 14,449     $14,118   $ 13,588    $ 13,018
Dollar change from unchanged w/caps...........   $ (1,617)         --    $    406     $    75   $  (455)    $(1,025)
Percentage change from unchanged w/caps.......    (11.51)%         --       2.89%       0.53%    (3.24)%     (7.30)%
Policy guidelines (decline limited to)........       5.00%         --       5.00%      10.00%     15.00%      20.00%

(1) We have four interest rate cap contracts on three-month LIBOR with strikes at 4.50 percent each in the amount of $5.0 million notional with original terms of three years for total notional of $20.0 million. These contracts will expire in May and June 2004. We also have four interest rate cap contracts on three-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional of $20.0 million. These contracts will expire in May and June 2006.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the 12-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the 12-month period. For example, even though in the -100bp scenario, net interest income declines $1.6 million, or 11.5 percent, from the unchanged scenario, the level of net interest income of $12.4 million is only
7.1 percent below the $13.4 million of net interest income recorded for the year ended December 31, 2003.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/- 100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. When a given scenario falls outside of these limits, such as is the case with the -
100bp scenario above, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may approve the exception to the general policy or recommend actions aimed at bringing the respective scenario within the general limits noted above. A targeted level of net interest income is established and approved by the Board of Directors and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of March 31, 2004 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), and our internal control over financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and any change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls based on and as of the date of the Controls Evaluation.

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

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to BNCCORP, including its consolidated subsidiaries is made known to the CEO and CFO by others within those entities, particularly during the period in which the applicable report is being prepared. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our controls' implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goal of these various evaluation activities is to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to BNCCORP and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Internal Controls.


                           Part II - Other Information


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to an Asset Purchase and Sale Agreement, on March 31, 2004, BNCCORP issued 22,470 shares of its common stock to The Insurance Management Corporation of Salt Lake City in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of The Richard Q. Perry Agency. The shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit 31.1 Chief Executive Officer's Certification Under Rule 13a-14(a) of the Exchange Act

               Exhibit 31.2 Chief Financial Officer's Certification Under Rule 13a-14(a) of the Exchange Act

               Exhibit 32.1 Chief Executive Officer and Chief Financial Officer Certifications Under Rule 13a-14(b) of the Exchange Act

          (b)  Reports on Form 8-K
               On January 15, 2004, we filed a Form 8-K, furnishing, under Item 7, our earnings press release for the quarter ended December 31, 2003.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BNCCORP, Inc.


Date:      May 5, 2004             By  /s/ Gregory K. Cleveland
                                       -----------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

                                   By  /s/ Brenda L. Rebel
                                       -----------------------------------------
                                           Brenda L. Rebel
                                           Chief Financial Officer