Form 10-Q
period 2004-06-30
BNCCORP INC
filed 2004-08-05
CIK 945434

_
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     ------
                                    FORM 10-Q
                                     ------

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                     OF 1934

                      For the quarter ended June 30, 2004

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

     The number of shares of the registrant's outstanding common stock on August 2, 2004 was 2,822,111.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                     June 30,       December 31,
                         ASSETS                        2004             2003
                                                   ------------    -------------
                                                   Unaudited)

CASH AND DUE FROM BANKS........................... $    11,905      $    12,520
                                                   ------------    -------------
     Cash and cash equivalents....................      11,905           12,520
INVESTMENT SECURITIES AVAILABLE FOR SALE..........     263,395          262,568
FEDERAL RESERVE BANK AND FEDERAL HOME
 LOAN BANK STOCK..................................       7,442            7,596
LOANS HELD FOR SALE...............................      15,022               --
LOANS AND LEASES, net.............................     273,891          283,555
ALLOWANCE FOR CREDIT LOSSES.......................     (3,443)          (4,763)
                                                   ------------    -------------
     Net loans and leases.........................     270,448          278,792
PREMISES AND EQUIPMENT, net.......................      20,715           18,570
INTEREST RECEIVABLE...............................       2,491            2,462
OTHER ASSETS......................................      14,665           15,507
GOODWILL..........................................      18,432           15,089
OTHER INTANGIBLE ASSETS, net......................       8,580            8,373
                                                   ------------    -------------
                                                   $   633,095      $   621,477
                                                   ============    =============
          LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing............................. $    49,225      $    44,725
  Interest-bearing -
     Savings, interest checking and money market..     193,882          215,525
     Time deposits $100,000 and over..............      65,482           46,569
     Other time deposits..........................      96,904           89,123
                                                   ------------    -------------
  Total deposits..................................     405,493          395,942
SHORT-TERM BORROWINGS.............................      43,977           31,383
FEDERAL HOME LOAN BANK ADVANCES...................     102,200          112,200
LONG-TERM BORROWINGS..............................      10,110            8,640
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
   COMPANY'S SUBORDINATED DEBENTURES..............      22,440           22,397
OTHER LIABILITIES.................................       8,723           10,729
                                                   ------------    -------------
              Total liabilities...................     592,943          581,291

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - 2,000,000
     shares authorized; 0 and 150 shares
     issued and outstanding on June 30, 2004
     and December 31, 2003, respectively..........          --               --
  Capital surplus - preferred stock...............          --            1,500
  Common stock, $.01 par value - 10,000,000
     shares authorized; 2,822,111 and
     2,749,196 shares issued and outstanding
     (excluding 42,880 shares held in treasury)
     on June 30, 2004 and December 31, 2003,
     respectively.................................          29               28
  Capital surplus - common stock..................      18,164           17,074
  Retained earnings...............................      23,578           21,119
  Treasury stock (42,880 shares)..................        (513)            (513)
  Accumulated other comprehensive income,
     net of income taxes..........................      (1,106)             978
                                                   ------------    -------------
           Total stockholders' equity.............      40,152           40,186
                                                   ------------    -------------
                                                   $   633,095      $   621,477
                                                   ============    =============
          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                     For the Three Months           For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                 -----------------------------  ----------------------------
                                                     2004            2003          2004            2003
                                                 -------------   -------------  ------------   -------------
INTEREST INCOME:                                          (unaudited)                    (unaudited)
  Interest and fees on loans....................      $ 4,139         $ 5,238       $ 8,863        $ 10,422
  Interest and dividends on investments -
     Taxable....................................        2,367           1,584         5,058           3,451
     Tax-exempt.................................          402             380           803             735
     Dividends..................................           46              62            89             124
  Other.........................................           --               1            --               1
                                                 -------------   -------------  ------------   -------------
              Total interest income.............        6,954           7,265        14,813          14,733
                                                 -------------   -------------  ------------   -------------
INTEREST EXPENSE:
  Deposits......................................        1,538           1,923         3,156           4,029
  Short-term borrowings.........................          118             113           217             221
  Federal Home Loan Bank advances...............        1,208           1,332         2,461           2,608
  Long-term borrowings..........................           88              96           181             195
  Subordinated debentures.......................          427             433           853             870
                                                 -------------   -------------  ------------   -------------
              Total interest expense............        3,379           3,897         6,868           7,923
                                                 -------------   -------------  ------------   -------------
              Net interest income...............        3,575           3,368         7,945           6,810
PROVISION FOR CREDIT LOSSES.....................           --             400            --           1,175
                                                 -------------   -------------  ------------   -------------
NET INTEREST INCOME AFTER PROVISION
        FOR CREDIT LOSSES.......................        3,575           2,968         7,945           5,635
                                                 -------------   -------------  ------------   -------------
NONINTEREST INCOME:
  Insurance commissions.........................        4,422           3,423         8,984           7,485
  Fees on loans.................................          339             482           915             943
  Service charges...............................          210             218           421             428
  Brokerage income..............................          174              99           353             150
  Trust and financial services..................          134             631           258             817
  Net gain on sales of securities...............           51             301            51             421
  Rental income.................................           26              55            61              77
  Other.........................................          699             202         1,019             309
                                                 -------------   -------------  ------------   -------------
              Total noninterest income..........        6,055           5,411        12,062          10,630
                                                 -------------   -------------  ------------   -------------
NONINTEREST EXPENSE:
  Salaries and employee benefits................        5,259           3,997        10,173           7,962
  Occupancy.....................................          670             564         1,255           1,186
  Professional services.........................          415             309           734             569
  Depreciation and amortization.................          412             368           810             716
  Office supplies, telephone and postage........          360             355           671             609
  Amortization of intangible assets.............          312             266           620             532
  Marketing and promotion.......................          268             176           539             295
  FDIC and other assessments....................           51              51           102             102
  Other.........................................          916             615         1,646           1,184
                                                 -------------   -------------  ------------   -------------
              Total noninterest expense.........        8,663           6,701        16,550          13,155
                                                 -------------   -------------  ------------   -------------
Income before income taxes......................          967           1,678         3,457           3,110
Income tax provision............................          261             504           938             919
                                                 -------------   -------------  ------------   -------------
Net income......................................      $   706         $ 1,174       $ 2,519        $  2,191
                                                 =============   =============  ============   =============


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                      (In thousands, except per share data)

                                            For the Three Months             For the Six Months
                                               Ended June 30,                  Ended June 30,
                                         ------------    ------------   -------------   -------------
                                            2004            2003            2004            2003
                                        ------------    ------------   -------------   -------------
                                                (unaudited)                     (unaudited)

Dividends on preferred stock.............    $    30         $    30        $     60        $     60
                                         ------------    ------------   -------------   -------------
Income available to common stockholders..    $   676         $ 1,144        $  2,459        $  2,131
                                         ============    ============   =============   =============


BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share..........    $  0.24         $  0.42        $   0.89        $   0.79
                                         ============    ============   =============   =============


DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share........    $  0.23         $  0.41        $   0.86        $   0.78
                                         ============    ============   =============   =============

          See accompanying notes to consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                               For the Three Months               For the Six Months
                                                                  Ended June 30,                    Ended June 30,
                                                           ------------------------------    ------------------------------
                                                               2004             2003             2004             2003
                                                           -------------    -------------    -------------    -------------
                                                                    (unaudited)                         (unaudited)

NET INCOME............................................        $    706           $ 1,174          $ 2,519          $ 2,191
OTHER COMPREHENSIVE INCOME (LOSS) -
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during the period, net of income taxes.......          (3,991)              493           (2,047)             202
      Less:  reclassification adjustment for
         securities gains included in net income, net
         of income taxes..............................             (37)             (211)             (37)            (299)
                                                           -------------    -------------    -------------    -------------
OTHER COMPREHENSIVE INCOME (LOSS).....................          (4,028)              282           (2,084)             (97)
                                                           -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME (LOSS)...........................        $ (3,322)          $ 1,456          $   435          $ 2,094
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



                                         BNCCORP, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                        (In thousands, except share data)

                                     For the Six Months Ended June 30, 2004


                                                Capital                       Capital                        Accumulated
                           Preferred Stock      Surplus     Common Stock      Surplus                           Other
                        --------------------   Preferred  -----------------   Common    Retained   Treasury  Comprehensive
                          Shares     Amount      Stock     Shares    Amount    Stock    Earnings    Stock      Income       Total
                        ---------  ---------  ---------- ---------  ------- ---------  ---------  --------- -------------- ---------

Balance, December 31,
 2003....................   150    $    --    $  1,500   2,792,076  $   28   $ 17,074   $ 21,119   $  (513)    $    978    $ 40,186
 Net income (unaudited)..    --         --          --          --      --         --      2,519        --           --       2,519
 Other comprehensive
   income -
  Change in unrealized
     holding gains on
     securities
     available for
     sale, net of
     income taxes and
     reclassification
     adjustment
     (unaudited).........    --         --          --          --      --         --         --        --       (2,084)     (2,084)
Preferred stock
  dividends (unaudited)..    --         --          --          --      --         --        (60)       --           --         (60)
Repurchase of  preferred
  stock (unaudited)......  (150)        --      (1,500)         --      --         --         --        --           --      (1,500)
Other (unaudited) .......    --         --          --      72,915       1      1,090         --        --           --       1,091
                        ---------  ---------  ---------- ---------  ------- ---------  ---------  --------- -------------- ---------
Balance, June 30, 2004
   (unaudited)...........    --    $    --    $     --   2,864,991  $   29   $ 18,164   $ 23,578   $  (513)    $ (1,106)   $ 40,152
                        =========  =========  ========== =========  ======= =========  =========  ========= ============== =========


                                     For the Six Months Ended June 30, 2003

                                                Capital                       Capital                        Accumulated
                           Preferred Stock      Surplus     Common Stock      Surplus                           Other
                        --------------------   Preferred  -----------------   Common    Retained   Treasury  Comprehensive
                          Shares     Amount      Stock     Shares    Amount    Stock    Earnings    Stock      Income       Total
                        ---------  ---------  ---------- ---------  ------- ---------  ---------  --------- -------------- ---------

Balance, December 31,
 2002....................   150    $    --    $  1,500   2,743,809  $   27   $ 16,614   $ 17,395   $  (513)    $  2,700    $ 37,723
 Net income (unaudited)..    --         --          --          --      --         --      2,191        --           --       2,191
 Other comprehensive
   income -
  Change in unrealized
     holding gains on
     securities
     available  for
     sale, net of
     income taxes and
     reclassification
     adjustment
     (unaudited).........    --         --          --          --      --         --         --        --          (97)        (97)
Preferred stock
   dividends
   (unaudited)...........    --         --          --          --      --         --        (60)       --           --         (60)
Other (unaudited) .......    --         --          --       2,366      --         20         --        --           --          20
                        ---------  ---------  ---------- ---------  ------- ---------  ---------  --------- -------------- ---------
Balance, June 30, 2003
   (unaudited)...........   150    $    --    $  1,500   2,746,175  $   27   $ 16,634   $ 19,526   $  (513)    $  2,603    $ 39,777
                        =========  =========  ========== =========  ======= =========  =========  ========= ============== =========

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In thousands)
                                                                         2004              2003
                                                                     --------------    --------------
OPERATING ACTIVITIES:                                                 (unaudited)        (unaudited)
   Net income.......................................................      $  2,519         $   2,191
   Adjustments to reconcile net income to net cash provided by operating activities -
       Provision for credit losses..................................            --             1,175
       Depreciation and amortization................................           810               716
       Amortization of intangible assets............................           620               532
       Net premium amortization on investment securities............         1,567             2,224
       Proceeds from loans recovered................................           254                59
       Write down of other real estate owned and repossessed assets.            31                 4
       Change in interest receivable and other assets, net..........        (1,793)           (2,472)
       (Gain) loss on sale of bank premises and equipment...........             2                (6)
       Net realized gains on sales of investment securities.........           (51)             (421)
       Deferred income taxes........................................           639               272
       Change in dividend distribution payable......................            --               (12)
       Change in other liabilities, net.............................        (1,386)              532
       Originations of loans to be sold.............................       (32,716)          (31,094)
       Proceeds from sale of loans..................................        32,716            31,094
                                                                     --------------    --------------
             Net cash provided by operating activities..............         3,212             4,794
                                                                     --------------    --------------
INVESTING ACTIVITIES:
   Purchases of investment securities...............................       (45,544)          (62,963)
   Proceeds from sales of investment securities.....................        16,601            32,817
   Proceeds from maturities of investment securities................        23,206            26,372
   Purchases of Federal Reserve and Federal Home Loan Bank Stock....        (4,107)               --
   Sales of Federal Reserve and Federal Home Loan Bank Stock........         4,261                --
   Net (increase) decrease in loans.................................        (6,932)           12,094
   Additions to premises and equipment..............................        (2,972)           (5,775)
   Proceeds from sale of premises and equipment.....................            23                99
   Cash paid for acquisition of insurance subsidiaries..............          (545)               --
   Cash paid for acquisition of mortgage company....................          (150)               --
                                                                     --------------    --------------
             Net cash provided by (used in) investing activities....       (16,159)            2,644
                                                                     --------------    --------------
  FINANCING ACTIVITIES:
   Net decrease in demand, savings, interest checking and money
       market accounts..............................................       (17,143)           (8,612)
   Net increase (decrease) in time deposits.........................        26,694           (18,330)
   Net increase in short-term borrowings............................        12,594             4,450
   Repayments of Federal Home Loan Bank advances....................      (260,000)          (97,300)
   Proceeds from Federal Home Loan Bank advances....................       250,000           107,300
   Repayments of long-term borrowings...............................           (30)              (29)
   Proceeds from long-term borrowings...............................         1,500               140
   Payment of preferred stock dividends.............................           (60)              (60)
   Repurchase of preferred stock....................................        (1,500)               --
   Amortization of discount on subordinated debentures..............            43                43
   Other, net.......................................................           234                20
                                                                     --------------    --------------
             Net cash provided by (used in) financing activities....        12,332           (12,378)
                                                                     --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................          (615)           (4,940)
CASH AND CASH EQUIVALENTS, beginning of period......................        12,520            17,137
                                                                     --------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................      $ 11,905         $  12,197
                                                                     ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid....................................................      $  7,022         $   8,210
                                                                     ==============    ==============
   Income taxes paid................................................      $    566         $     678
                                                                     ==============    ==============
          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2004


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, Milne Scali & Company, Inc. and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 24 locations in Arizona, Minnesota, North
Dakota, Utah and Colorado, provides a broad range of banking, insurance, brokerage, trust and other financial services to small- and mid-sized businesses and individuals.

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

The unaudited consolidated financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2004.

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

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended June 30:

                                                 Net                                   Per-Share
                                               Income               Shares               Amount
                                           ----------------     ----------------     ---------------
                             2004
Basic earnings per common share:
Net income................................     $   706,000
Less: Preferred stock dividends...........         (30,000)
                                           ----------------

Income available to common stockholders...     $   676,000            2,793,045            $   0.24
                                           ================                          ===============
Effect of dilutive shares -
   Options and contingent stock...........                               89,522
                                                                ----------------
Diluted earnings per common share:
Net income................................     $   706,000
Less: Preferred stock dividends...........         (30,000)
                                           ----------------

Income available to common stockholders...     $   676,000            2,882,567            $   0.23
                                           ================                          ===============

                             2003
Basic earnings per common share:

Net income................................     $ 1,174,000
Less: Preferred stock dividends...........         (30,000)
                                           ----------------

Income available to common stockholders...     $ 1,144,000            2,703,071            $   0.42
                                           ================                          ===============
Effect of dilutive shares -
   Options................................                               55,100
                                                                ----------------
Diluted earnings per common share:

Net income................................     $ 1,174,000
Less: Preferred stock dividends...........         (30,000)
                                           ----------------

Income available to common stockholders...     $ 1,144,000            2,758,171            $   0.41
                                           ================                          ===============

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the six-month periods ended June 30:

                                                   Net                                   Per-Share
                                                 Income               Shares               Amount
                                             ----------------     ----------------     ---------------
                             2004
Basic earnings per common share:
Net income..................................     $ 2,519,000
Less: Preferred stock dividends.............         (60,000)
                                             ----------------

Income available to common stockholders.....     $ 2,459,000            2,775,464            $   0.89
                                             ================                          ===============
Effect of dilutive shares -
   Options and contingent stock.............                               91,976
                                                                  ----------------
Diluted earnings per common share:

Net income..................................     $ 2,519,000
Less: Preferred stock dividends.............         (60,000)
                                             ----------------

Income available to common stockholders.....     $ 2,459,000            2,867,440            $   0.86
                                             ================                          ===============

                             2003
Basic earnings per common share:

Net income..................................     $ 2,191,000
Less: Preferred stock dividends.............         (60,000)
                                             ----------------

Net income available to common stockholders.     $ 2,131,000            2,702,183            $   0.79
                                             ================                          ===============
Effect of dilutive shares -
   Options..................................                               42,515
                                                                  ----------------
Diluted earnings per common share:

Net income..................................     $ 2,191,000
Less: Preferred stock dividends.............         (60,000)
                                             ----------------

Net income available to common stockholders.     $ 2,131,000            2,744,698            $   0.78
                                             ================                          ===============


The following number of options, with exercise prices ranging from $10.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the period:

                                               2004                 2003
                                         ----------------     ---------------
         Quarter ended March 31.............  3,250               77,185
         Quarter ended June 30.............. 61,850               63,500

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



The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended June 30 (in thousands):

                                                  2004                                                      2004
                        --------------------------------------------------------  --------------------------------------------------
                                                Brokerage/
                                                  Trust/                          Reportable             Intersegment  Consolidated
                         Banking     Insurance  Financial   Other (a)   Totals     Segments   Other (a)   Elimination      Total
                        ---------   ----------  ----------  ---------  ---------  ----------  ---------  ------------  -------------
Net interest income.....$   4,041    $    18     $    23    $   (520)  $  3,562   $   4,082   $  (520)    $      13    $   3,575
Other revenue-external
 customers..............    1,847      4,991         306          21      7,165       7,144        21        (1,110)       6,055
Other revenue-from
 other segments.........      165         --          20         230        415         185       230          (415)          --
Depreciation and
 amortization...........      417        271          33           3        724         721         3            --          724
Equity in the net
 income of investees....      751         --          --       1,179      1,930         751     1,179        (1,930)          --
Other significant
 noncash items:
  Provision for
   credit losses........       --         --          --          --         --          --        --            --           --
Segment pre-tax
 profit (loss)..........      433      1,261         (51)       (676)       967       1,643      (676)           --          967
Income tax
 provision (benefit)....       (8)       492         (20)       (203)       261         464      (203)           --          261
Segment profit (loss)...      441        769         (31)       (473)       706       1,179      (473)           --          706
Segment assets..........  611,797     31,914      19,283      75,081    738,075     662,994    75,081      (104,980)     663,095

                                                  2003                                                      2003
                        --------------------------------------------------------  --------------------------------------------------
                                                Brokerage/
                                                  Trust/                          Reportable             Intersegment  Consolidated
                         Banking     Insurance  Financial   Other (a)  Totals      Segments   Other (a)   Elimination      Total
                        ---------   ----------  ----------  ---------  ---------  ----------  ---------  ------------  -------------
Net interest income.....$   3,865    $    22     $    --    $   (531)  $  3,356   $   3,887   $  (531)    $      12    $   3,368
Other revenue-external
 customers..............    1,599      3,461         732          54      5,846       5,792        54          (435)       5,411
Other revenue-from
 other segments.........       35         --          10         164        209          45       164          (209)          --
Depreciation and
 amortization...........      413        214           3           4        634         630         4            --          634
Equity in the net
 income of investees....      422         --          --       1,501      1,923         422     1,501        (1,923)          --
Other significant
 noncash items:
  Provision for
    credit losses.......      400         --          --          --        400         400        --            --          400
Segment pre-tax
 profit (loss)..........    1,006        803         466        (597)     1,678       2,275      (597)           --        1,678
Income tax provision
 (benefit)..............      267        361         146        (270)       504         774      (270)           --          504
Segment profit (loss)...      739        442         320        (327)     1,174       1,501      (327)           --        1,174
Segment assets..........  588,635     28,643       1,396      69,164    687,838     618,674    69,164       (95,156)     592,682

-------------

(a) The financial information in the "Other" column is for the bank holding company.


The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the six months ended June 30 (in thousands):

                                                    2004                                                 2004
                        --------------------------------------------------------  --------------------------------------------------
                                                Brokerage/
                                                  Trust/                          Reportable             Intersegment  Consolidated
                         Banking     Insurance  Financial   Other (a)   Totals     Segments   Other (a)   Elimination      Total
                        ---------   ----------  ----------  ---------  ---------  ----------  ---------  ------------  -------------
Net interest income.....$   8,908    $    31     $    23    $ (1,043)  $  7,919   $   8,962   $(1,043)    $      26    $   7,945
Other revenue-external
 customers..............    3,961      9,621         610          44     14,236      14,192        44        (2,174)      12,062
Other revenue-from
 other segments.........      315         --          41         416        772         356       416          (772)          --
Depreciation and
 amortization...........      820        539          65           6      1,430       1,424         6            --        1,430
Equity in the net
 income of investees....    1,485         --          --       3,294      4,779       1,485     3,294        (4,779)          --
Other significant
 noncash items:
  Provision for
    credit losses.......       --         --          --          --         --          --        --            --           --
Segment pre-tax
 profit (loss)..........    2,401      2,488        (138)     (1,294)     3,457       4,751    (1,294)           --        3,457
Income tax
 provision (benefit)....      545        967         (55)       (519)       938       1,457      (519)           --          938
Segment profit (loss)...    1,856      1,521         (83)       (775)     2,519       3,294      (775)           --        2,519
Segment assets..........  611,797     31,914      19,283      75,081    738,075     662,994    75,081      (104,980)     663,095



                                                    2003                                                  2003
                        --------------------------------------------------------  --------------------------------------------------
                                                Brokerage/
                                                  Trust/                          Reportable             Intersegment  Consolidated
                         Banking     Insurance  Financial   Other (a)   Totals     Segments   Other (a)   Elimination      Total
                        ---------   ----------  ----------  ---------  ---------  ----------  ---------  ------------  -------------
Net interest income.....$   7,808    $    44     $    --    $ (1,067)  $  6,785   $   7,852   $(1,067)    $      25    $   6,810
Other revenue-external
 customers..............    2,797      7,554         977          80     11,408      11,328        80          (778)      10,630
Other revenue-from
 other segments.........       67         --          22         319        408          89       319          (408)          --
Depreciation and
 amortization...........      803        430           6           9      1,248       1,239         9            --        1,248
Equity in the net
 income of investees....    1,475         --          --       2,962      4,437       1,475     2,962        (4,437)          --
Other significant
 noncash items:
  Provision for
   credit losses........    1,175         --          --          --      1,175       1,175        --            --        1,175
Segment pre-tax
 profit (loss)..........    1,543      2,299         473      (1,205)     3,110       4,315    (1,205)           --        3,110
Income tax provision
 (benefit)..............      420        790         143        (434)       919       1,353      (434)           --          919
Segment profit (loss)...    1,123      1,509         330        (771)     2,191       2,962      (771)           --        2,191
Segment assets..........  588,635     28,643       1,396      69,164    687,838     618,674    69,164       (95,156)     592,682

-------------

(a) The financial information in the "Other" column is for the bank holding company.

NOTE 6 - Stock-Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.


The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (dollars in thousands):

                                                               For the three months ended          For the six months ended
                                                                        June 30,                           June 30,
                                                             --------------------------------    -----------------------------
                                                                  2004              2003             2004             2003
                                                             ----------------    ------------    --------------    -----------
     Net income, as reported................................     $     706        $   1,174          $  2,519      $   2,191
     Add: total stock-based employee compensation expense
          included in reported net income, net of related
          tax effects.......................................            24                3                46              5
     Deduct: total stock-based employee compensation
          expense determined under fair value method for
          all awards, net of related tax effects............           (34)             (11)              (66)           (21)
                                                             ----------------    ------------    --------------    -----------
     Pro forma net income...................................     $     696        $   1,166          $  2,499      $   2,175
                                                             ================    ============    ==============    ===========

     Earnings per share:
          Basic - as reported...............................     $    0.24        $    0.42          $   0.89      $    0.79
          Basic - pro forma.................................     $    0.23        $    0.42          $   0.83      $    0.78
          Diluted - as reported.............................     $    0.23        $    0.41          $   0.86      $    0.78
          Diluted - pro forma...............................     $    0.22        $    0.41          $   0.81      $    0.77


NOTE 7 - Derivative Activities

The Company has interest rate cap contracts with notional amounts totaling $20.0 million that were purchased to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with the 5.50 percent contracts having five-year maturities (maturing during May and June of 2006). An additional $20.0 million of 4.50 percent contracts having three-year original maturities expired during May and June of 2004. The total amount paid for the contracts was $1.2 million. The remaining contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of approximately $29,000. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended June 30, 2004 and 2003, the impact of marking the contracts to market, reflected as additional (or reduced) interest expense on Federal Home Loan Bank ("FHLB") advances, was an increase (reduction) to net interest income of approximately $9,000 and ($70,000), respectively. During the six months ended June 30, 2004 and 2003, the impact of marking the contracts to market was a reduction to net interest income of approximately ($28,000) and ($97,000), respectively.

NOTE 8 - Annual Goodwill Impairment Assessment

In accordance with its accounting policy, during the second quarter of 2004 the Company completed the annual assessment of its goodwill asset and such assessment did not indicate any impairment.

NOTE 9 - Change in Goodwill

During the second quarter of 2004, the Company paid the second earnout payment related to the acquisition of Milne Scali & Company ("Milne Scali") in April 2002. The earnout payment was approximately $2.6 million and increased goodwill by that amount.


NOTE 10 - Acquisition

On June 30, 2004, in order to further grow its insurance segment, Milne Scali acquired certain assets and assumed certain liabilities of Finkbeiner Insurance, Inc., a Prescott Valley, Arizona-based insurance agency, for 26,607 shares of newly issued BNCCORP common stock (valued at $ 466,000) and $545,000 of cash. Acquisitions of insurance agencies generally result in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. Of the total $1.0 million purchase price, $487,000 was allocated to the net assets acquired (including intangible assets) and the excess of the purchase price of approximately $523,000 over the fair value of the net assets was recorded as goodwill. Additional consideration of up to $180,000 is payable to Finkbeiner Insurance, Inc. subject to the insurance operation achieving certain performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected as liabilities in the Company's current consolidated balance sheet. The goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $459,300, will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The results of operations of the acquired assets are being included in the Company's consolidated financial statements effective July 1, 2004.

NOTE 11 - Loans Held for Sale

Loans held for sale at June 30, 2004 consist of $15.0 million of residential mortgage loans. It is expected that such loans will be sold within 90 days. Additional loans are anticipated as the Bank has initiated a financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by a mortgage company.

NOTE 12 - Related Party Transaction

On June 30, 2004, BNCCORP repurchased the then-outstanding 150 shares of its noncumulative preferred stock from Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

NOTE 13 - Recently Issued or Adopted Accounting Standards

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 will act to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan. SAB 105 pertains to recognizing and disclosing the loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The Company adopted the provisions of SAB 105 beginning April 1, 2004. Adoption of SAB 105 did not have a material impact on the Company's financial position or results of operations.

At its March 2004 meetings, the Emerging Issues Task Force ("EITF") revisited EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF No. 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities' fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and plans to implement these additional procedures effective with the quarter beginning on July 1, 2004. Adoption of the new issuance could have an impact on the Company's financial position and results of operations but the extent of any impact will vary due to the fact that the model calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.


NOTE 14 - Subsequent Event

In July 2004, Terrence M. Scali ceased to be employed as the president of Milne Scali & Company, Inc. ("Milne Scali"). Promptly following this event, the Company paid Mr. Scali approximately $688,000, which represents the salary Mr. Scali would have been entitled to for the remaining term of his employment agreement. Milne Scali and Mr. Scali are currently in good faith negotiations regarding the payment of any other amounts that Mr. Scali is contractually entitled to under the terms of his employment agreement. The amount paid to Mr. Scali and any other amounts that Milne Scali agrees to pay are expected to accrue in and impact the Company's quarter ending September 30, 2004.

Under the terms of the Stock Purchase Agreement pursuant to which the Company acquired Milne Scali, Mr. Scali's departure triggers the rights of Mr. Scali and Richard W. Milne, Jr., individually and as representatives of the former stockholders of Milne Scali, to elect to accelerate the payment of the remaining balance of earnout payments due to the former stockholders in future periods. The earnout payments are partially based on the post-acquisition financial performance of Milne Scali and represent additional consideration payable to the former stockholders. In accordance with purchase method accounting requirements, if Mr. Scali and Mr. Milne elect to accelerate the earnout payments, the accelerated payments, which are expected to aggregate approximately $3.4 million, are expected to accrue in and impact the Company's quarter ending September 30, 2004 by increasing the goodwill associated with the Milne Scali acquisition by the amount actually paid.

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

    Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Assets. Our total assets increased $11.6 million, from $621.5 million at December 31, 2003 to $633.1 million at June 30, 2004. The following table presents our assets by category as of June 30, 2004 and December 31, 2003, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                          Change
                                                                                ----------------------------
                                               June 30,        December 31,
                   Assets                        2004              2003               $               %
------------------------------------------- --------------   ----------------   -------------    -----------
Cash and due from banks....................   $   11,905        $   12,520        $    (615)         (4.9)%
Investment securities available
 for sale..................................      263,395           262,568              827            0.3%
Federal Reserve Bank and Federal
 Home Loan Bank Stock......................        7,442             7,596             (154)         (2.0)%
Loans held for sale........................       15,022                --           15,022          100.0%  (a)
Loans and leases, net......................      270,448           278,792           (8,344)         (3.0)%  (b)
Premises and equipment, net................       20,715            18,570            2,145           11.6%  (c)
Interest receivable........................        2,491             2,462               29            1.2%
Other assets...............................       14,665            15,507             (842)         (5.4)%
Goodwill...................................       18,432            15,089            3,343           22.2%  (d)
Other intangible assets, net...............        8,580             8,373              207            2.5%
                                            -------------    ---------------    -------------    -----------
         Total assets......................   $  633,095        $  621,477        $  11,618            1.9%
                                            =============    ===============    =============    ===========
-------------------

(a) The Bank initiated a financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by a mortgage company, which, along with other loans held for sale at June 30, 2004, included $15.0 million of loans awaiting purchase by secondary market lenders.

(b) Increased commercial real estate loan production in our Minnesota and Arizona markets was more than offset by pay-downs on commercial lines of credit along with planned loan reductions and pay-downs due to refinancings. Given the gradually improving economic conditions, loan demand in upcoming periods may exceed the soft loan demand conditions experienced during 2003.

(c) The increase in premises and equipment is primarily attributable to the renovation of a banking facility in Golden Valley, Minnesota.

(d) Goodwill increased due to the 2004 earnout payment related to the acquisition of Milne Scali as well as the goodwill generated by two insurance agency acquisitions and a mortgage company acquisition between December 31, 2003 and June 30, 2004.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three- and six-month periods ended June 30, 2004 and 2003 (amounts are in thousands):

                                           Three Months                          Six Months
                                           Ended June 30,                       Ended June 30,
                                 ----------------------------------- -----------------------------------
                                         2004            2003               2004             2003
                                 ------------------ ---------------- ----------------- -----------------
Balance, beginning of period.....    $   3,545          $   5,219        $   4,763         $   5,006
Provision for credit losses......           --                400               --             1,175
Loans charged off................         (300)              (690)          (1,573)           (1,287)
Loans recovered..................          198                 24              253                59
                                 ------------------ ---------------- ----------------- -----------------
Balance, end of period...........    $   3,443          $   4,953        $   3,443         $   4,953
                                 ================== ================ ================= =================
Ending loan portfolio ...........    $ 288,913          $ 322,413
                                 ================== ================

Allowance for credit losses
 as a percentage of
 ending loan portfolio........................  1.19%              1.54%

As of June 30, 2004, our allowance for credit losses was 1.19 percent of total loans as compared to 1.54 percent at June 30, 2003. The decrease is reflective of approximately $1.6 million of charge-offs and the reduced reserve requirement related to a significant decline in nonperforming loans between December 31, 2003 and June 30, 2004. Nonperforming loans declined from approximately $8.0 million to $662,000 over the six-month period ended June 30, 2004.

There was no provision for loan losses for the three- or six-month periods ended June 30, 2004 compared to $400,000 and $1.2 million, respectively, for the three- and six-month periods ended June 30, 2003. This decrease is a direct response to a significant reduction in nonperforming loans between December 31, 2003 and June 30, 2004. See "-Nonperforming Assets" below.

Loans charged off during the first and second quarters of 2004 totaled $1.6 million, representing a $286,000 increase over loans charged off during the first and second quarters of 2003. The increase was primarily attributable to charge-offs related to one commercial loan. The loan was to a contractor on which we charged off, in the first quarter of 2004, approximately $1.2 million. $975,000 of the $1.2 million was reserved for as of December 31, 2003. $162,000 related to this loan was collected in June 2004. During the second quarter of 2004, we also charged off $264,000 related to a business loan.

Net charge-offs as a percentage of average total loans for the three- and six-month periods ended June 30, 2004 and 2003 were as follows:

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                            ------------------------  --------------------------
                                2004         2003          2004        2003
                            -----------  -----------  ------------  ------------
Ratio of net charge-offs
 to average total loans..... (0.04)%      (0.20)%        (0.49)%      (0.37)%
Ratio of net charge-offs
 to average total loans,
 annualized................. (0.15)%      (0.82)%        (0.99)%      (0.75)%

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan. Specific reserves totaled $992,000 at June 30, 2004.

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and, using historical loss information, estimate a loss reserve for each pool. Reserves for homogeneous loan pools totaled approximately $2.3 million at June 30, 2004.

     Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographical or industry segments of the portfolio and economic trends in the retail-lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history. Our qualitative reserve totaled $169,000 at June 30, 2004.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                                        June 30,    December 31,
                                                          2004         2003
                                                      ------------  ------------
Nonperforming loans:
Loans 90 days or more delinquent and still
    accruing interest................................. $    12        $      38
   Nonaccrual loans...................................     650            7,913
   Restructured loans.................................      --               --
                                                      ------------  ------------
Total nonperforming loans.............................     662            7,951
   Other real estate owned and repossessed assets.....      --               --
                                                      ------------  ------------
Total nonperforming assets............................ $   662        $   7,951
                                                      ============  ============
Allowance for credit losses........................... $ 3,443        $   4,763
                                                      ============  ============
Ratio of total nonperforming assets to total assets...   0.10%            1.28%
Ratio of total nonperforming loans to total loans.....   0.23%            2.80%
Ratio of allowance for credit losses to total
   nonperforming loans................................    520%              60%

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

During the quarter ended March 31, 2004, two loans totaling approximately $6.7 million and reflected as nonaccrual loans at December 31, 2003 were resolved. The first was a $4.5 million loan secured by commercial real estate on which we received full payoff, including collection of cash basis interest income of approximately $408,000. The second loan of approximately $2.2 million was resolved resulting in a charge-off of approximately $1.2 million. $975,000 of the $1.2 million was reserved for at December 31, 2003. $162,000 related to this loan was collected in June 2004.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at June 30, 2004 or December 31, 2003.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at June 30, 2004 or at December 31, 2003.

Liabilities. Our total liabilities increased approximately $11.6 million, from $581.3 million at December 31, 2003 to $592.9 million at June 30, 2004. The following table presents our liabilities by category as of June 30, 2004 and December 31, 2003 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                           Change
                                                                 --------------------------
                                      June 30,     December 31,
              Liabilities               2004          2003             $            %
----------------------------------- ------------  -------------  ------------  ------------
DEPOSITS:
Noninterest-bearing................  $   49,225    $  44,725     $   4,500        10.1%  (a)
Interest-bearing -
  Savings, interest checking
   and money market................     193,882      215,525       (21,643)     (10.0)%  (b)
  Time deposits $100,000 and over..      65,482       46,569        18,913        40.6%  (c)
  Other time deposits..............      96,904       89,123         7,781         8.7%  (c)
Short-term borrowings..............      43,977       31,383        12,594        40.1%  (d)
Federal Home Loan Bank advances....     102,200      112,200       (10,000)      (8.9)%  (e)
Long-term borrowings...............      10,110        8,640         1,470        17.0%  (f)
Guaranteed preferred beneficial
  interests in company's
  subordinated debentures..........      22,440       22,397            43         1.9%
Other liabilities..................       8,723       10,729        (2,006)     (18.7)%  (g)
                                    ------------  -------------  ------------
         Total liabilities.........  $  592,943    $ 581,291     $  11,652         2.0%
                                    ============  =============  ============
-------------------

(a) Noninterest-bearing deposits can fluctuate widely on a day-to-day basis due to the number of commercial customers we serve and the nature of their transaction account activity.

(b) The decrease in savings, interest checking and money market deposits is attributable to the fact that, at December 31, 2003, several accounts had funds in our Wealthbuilder accounts awaiting placement into the CDARSsm certificates of deposit program. These balances were transferred during the first part of 2004. Decreases in this category early in the year can also be attributable to the fact that, at year-end, commercial customers often draw down on their lines of credit and place the money in their deposit accounts. Subsequently, during the first part of the following year, the deposits are used to pay down the lines of credit.

(c) Certificates of deposit increased due to a $14.7 million increase in brokered deposits and a $14.5 million increase in deposits made under the CDARSsm program, including some of the deposits noted in (b) above. The CDARSsm program was implemented during the second half of 2003. These increases were offset by a $5.7 million decrease in national market certificates of deposit.

(d) Short-term borrowings increased primarily because there was $28.3 million of Federal funds purchased outstanding at June 30, 2004 (an increase of $11.2 million over the December 31, 2003 level), including $20.1 million of Federal funds purchased from the FHLB and a $1.4 million increase in customer repurchase agreements between December 31, 2003 and June 30, 2004.

(e) $10.0 million of FHLB advances held at December 31, 2003 matured in January 2004.

(f) The increase in long-term borrowings is attributable to a $1.5 million advance made in June 2004 for the purpose of repurchasing our preferred stock of $1.5 million.

(g) The reduction in other liabilities resulted from decreases in multiple items in this category including accrued interest payable, accrued expenses and accounts payable.

Stockholders' Equity. Our stockholders' equity decreased $34,000 between December 31, 2003 and June 30, 2004. This decrease was attributable to earnings of approximately $2.5 million coupled with approximately $1.1 million of other transactions such as stock option exercises, vesting of restricted stock and stock issued in the acquisition of two insurance agencies. These increases were offset by a $2.1 million decrease in accumulated other comprehensive income, the repurchase of $1.5 million of preferred stock and the payment of $60,000 of preferred stock dividends.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of June 30, 2004:

                                   Tier 1          Total
                                   Risk-           Risk-          Tier 1
                                   Based           Based         Leverage
                                   Ratio           Ratio           Ratio
                               --------------  --------------  --------------
BNCCORP, consolidated..........    6.78%            9.72%         4.67%
BNC National Bank..............   10.65%           11.48%         7.37%


As of June 30, 2004, the Company and the Bank exceeded capital adequacy requirements and the Bank was considered "well capitalized" under prompt corrective action provisions.

Capital expenditures expected in 2004 could consist of the purchase or leasing of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value. Such capital expenditures will be paid through cash generated from operations. Additionally, potential acquisitions could increase capital expenditures as such transactions are consummated. Such capital expenditures would likely be paid through cash generated from operations or the issuance of BNCCORP stock.

          Comparison of Operating Results for the Three and Six Months
                          Ended June 30, 2004 and 2003

General. We reported net income of $706,000, or $0.23 per share on a diluted basis, for the second quarter ended June 30, 2004. For the same quarter of 2003, we reported net income of $1.17 million, or $0.41 per diluted share.

Net interest income for the second quarter of 2004 was $3.58 million, up 6.1 percent from $3.37 million in the same period of 2003. This increase reflected a widening of the net interest margin to 2.61 percent for the quarter ended June 30, 2004, from 2.54 percent for the same period in 2003. Adjusted for the impact of derivative contract-related transactions during the period (an increase in net interest income of $9,000 for 2004 and a decrease in net interest income of ($70,000) for 2003), the net interest margin would have been 2.60 percent for the quarter ended June 30, 2004, versus 2.59 percent for the quarter ended June 30, 2003.

Noninterest income was $6.06 million for the 2004 second quarter, an increase of
11.9 percent from $5.41 million for the year-ago period. Commissions generated by our insurance agency subsidiary, Milne Scali, were the largest contributor to noninterest income, and rose nearly $1.0 million from the year-ago quarter. We also recorded a nonrecurring gain of $527,000 from the final resolution of a reinsurance program previously associated with Milne Scali, which was reflected in other income during the recent quarter. Brokerage income increased in the 2004 second quarter versus the year-ago period, while loan fees, service charges and net gain on the sale of securities decreased. Trust and financial services income also decreased mostly due to a $488,000 fee collected by the Bank's financial services division during the second quarter of 2003. Noninterest income represented 62.88 percent of gross revenues for the recent quarter, up from 61.64 percent a year ago.

Noninterest expense for the second quarter of 2004 was $8.66 million, compared with $6.70 million in the same quarter of 2003. The increase of 29.3 percent primarily reflected higher employee and occupancy expenses associated with the Company's growth initiatives, including the creation of some senior management positions, the addition of branch offices in Arizona and Minnesota and the expansion of our insurance agency operations.

For the first six months of 2004, we reported net income of $2.52 million, or $0.86 per diluted share, an increase from net income of $2.19 million, or $0.78 per diluted share, reported in the same period of 2003.

Net interest  income was $7.95 million for the first six months of 2004,  rising
16.7 percent from $6.81 million in the year-ago period. The net interest margin widened to 2.91 percent for the first six months of 2004, from 2.56 percent for the same period in 2003. Some nonrecurring items impacted net interest income and margin for the six months ended June 30, 2004 and those are discussed in the section that follows.

Noninterest income increased to $12.06 million for the first six months of 2004, up 13.5 percent from $10.63 million in the same period of 2003. The increase largely reflected insurance commissions generated by Milne Scali and the nonrecurring gain noted previously. Noninterest income represented 60.29 percent of gross revenues for the recent period, compared with 60.95 percent for the same 2003 period.

Noninterest expense for the first six months of 2004 was $16.55 million, an increase of 25.8 percent compared with $13.16 million in the year-ago period, largely due to expenses associated with investments in staffing and locations, as described previously.

Our return on average common stockholders equity for the three- and six-month periods ended June 30, 2004 was 6.68 and 12.12 percent, respectively. This compared with 11.99 and 11.44 percent for the three- and six-month periods ended June 30, 2003, respectively. Our return on average assets for the three- and six-month periods ended June 30, 2004 was 0.46 and 0.82 percent, respectively. This compared with 0.80 and 0.75 percent for the three- and six-month periods ended June 30, 2003, respectively.

No provision for credit losses was required for the first half of 2004, compared with provisions of $400,000 for the second quarter and $1.18 million for the six months ended June 30, 2003, respectively. The ratio of total nonperforming assets to total assets improved significantly to 0.10 percent at June 30, 2004 compared with 1.28 percent at December 31, 2003. The ratio of the allowance for credit losses to total nonperforming loans was 520 percent at June 30, 2004, strengthening from 60 percent at December 31, 2003. These asset quality ratios improved during 2004 primarily because of a sharp decrease in nonperforming loans during the period. Nonperforming loans decreased from $7.95 million to $662,000 during the six-month period ending June 30, 2004. The decrease in nonperforming loans was caused primarily by the full payment of a $4.5 million loan and the resolution of a $2.2 million loan that resulted in a charge-off of $1.2 million (of which $975,000 was reserved for at December 31, 2003). The allowance for credit losses as a percentage of total loans was 1.19 percent at June 30, 2004 compared with 1.68 percent at December 31, 2003. The ratio at June 30, 2004 is reflective of $1.57 million of charge-offs over the course of the six-month period ended June 30, 2004 as well as the reduced reserve requirement related to the sharp decrease in nonperforming loans during the period.

Our profitability for the second quarter of 2004 reflected our building of a foundation for the future by investing in people, facilities and operations that we believe are necessary for our continued growth. Over the course of the past 18 months, we have expanded our banking segment by opening a branch office at the Esplanade in Phoenix, a branch office in Scottsdale and an additional branch office in Golden Valley, Minnesota. We expect to continue our branching strategy at a pace of about one or two branches per year. This branching strategy is part of our initiative to continue to grow core deposits, thereby enhancing the future franchise value of our organization. Industry statistics have shown that new branch offices often take two to three years before they begin to contribute to the overall profitability of growing financial organizations. In addition to banking branches, we have also continued to expand our insurance segment with the asset acquisition of Finkbeiner Insurance, Inc. of Prescott Valley, Arizona, further expanding our insurance presence in the greater Phoenix market. Such investments are expected to have an impact on our overall profitability in the near term due to expenses associated with internal growth, however, we believe that these are the right growth initiatives for the long term.

Net Interest Income. Net interest income for the three-month period ended June 30, 2004 increased approximately $206,000, or 6.11 percent, from approximately $3.37 million to approximately $3.58 million. Net interest margin increased to
2.61 percent for the quarter ended June 30, 2004 from 2.54 percent for the same period one year earlier. Net interest income and margin for the three-month periods ended June 30, 2004 and 2003 were positively (negatively) impacted by derivative contract-related transactions during the periods totaling approximately $9,000 and ($70,000), respectively. Without these derivative transactions, net interest income for the periods would have been approximately $3.57 and $3.44 million, respectively, and net interest margin would have been
2.60 and 2.59 percent, respectively.

Net interest income for the six-month period ended June 30, 2004 increased approximately $1.1 million, or 16.7 percent, from approximately $6.81 million to approximately $7.94 million. Net interest margin increased to 2.91 percent for the six months ended June 30, 2004 from 2.56 percent for the same period one year earlier. Net interest income and margin for the six-month period ended June 30, 2004 were favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003. Net interest income and margin for the six-month period ended June 30, 2003 were negatively impacted by the charge-off of interest income of approximately $287,000 on the same loan. Additionally, net interest income and margin for the six-month periods ended June 30, 2004 and 2003 were negatively impacted by derivative contract-related transactions during the periods totaling approximately ($28,000) and ($97,000), respectively. Without these interest income variances and derivative transactions, net interest income for the periods would have been approximately $7.56 and $7.19 million, respectively, and net interest margin would have been 2.77 and 2.70 percent, respectively.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three- and six-month periods ended June 30, 2004 and 2003, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):

                                              Three Months Ended June 30,
                           ----------------------------------------------------------------------
                                         2004                                2003                               Change
                           ----------------------------------  ----------------------------------  ---------------------------------
                                        Interest     Average                 Interest    Average                Interest    Average
                            Average      earned     yield or     Average      earned    yield or     Average     earned      yield
                            balance     or paid       cost       balance     or paid      cost       balance     or paid    or cost
                           ----------  ----------  ----------  ----------  ----------- ----------  ----------- ----------- ---------
 Interest-earning assets
Federal funds
 sold/interest
 bearing due from..........$     116    $     --          --   $     427    $       1      0.94%     $   (311)  $     (1)  -0.94%
Investments................  287,709       2,815       3.94%     210,380        2,026      3.86%       77,329        789    0.08%(a)
Loans......................  266,668       4,139       6.24%     326,936        5,238      6.43%      (60,268)    (1,099)  -0.19%(b)
  Allowance for
   loan losses.............   (3,568)         --                  (5,130)          --                   1,562         --
                           ----------  ----------              ----------  -----------             ----------- -----------
    Total interest-
     earning assets........$ 550,925       6,954       5.08%   $ 532,613        7,265      5.47%     $ 18,312       (311)  -0.39%
                           ==========  ----------              ==========  -----------             =========== -----------
  Interest-bearing
    liabilities
 Interest checking
  & money market
  accounts.................$188, 409         470       1.00%   $ 179,908          563      1.26%     $  8,501        (93)  -0.26%(c)
Savings....................    6,743          12       0.72%       6,037           13      0.86%          706         (1)  -0.14%
Certificates of
 deposit under
 $100,000..................   96,264         605       2.53%      96,384          779      3.24%         (120)      (174)  -0.71%
Certificates of
 deposit $100,000
 and over..................   52,753         451       3.44%      57,149          568      3.99%       (4,396)      (117)  -0.55%(d)
                           ----------  ----------              ----------  -----------             ----------- -----------
  Interest-bearing
   deposits................  344,169       1,538       1.80%     339,478        1,923      2.27%        4,691       (385)  -0.47%
Short-term borrowings......   32,969         118       1.44%      25,972          113      1.75%        6,997          5   -0.31%(e)
Federal Home Loan Bank
 advances..................  115,241       1,208       4.22%     102,222        1,332      5.23%       13,019       (124)  -1.01%(f)
Long-term borrowings.......    8,665          88       4.08%       8,634           96      4.46%           31         (8)  -0.38%
Subordinated debentures....   22,290         427       7.70%      22,199          432      7.81%           91         (5)  -0.12%
                           ----------  ----------              ----------  -----------             ----------- -----------
  Total borrowings.........  179,165       1,841       4.13%     159,027        1,973      4.98%       20,138       (132)  -0.85%
                           ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-bearing
   liabilities.............$ 523,334       3,379       2.60%   $ 498,505        3,896      3.13%     $ 24,829       (517)  -0.54%
                           ==========  ----------              ==========  -----------             =========== -----------

  Net interest
   income/spread...........             $  3,575       2.48%                $   3,369      2.34%                $    206    0.15%
                                       ==========                          ===========                         ===========
  Net interest margin......                            2.61%                               2.54%                            0.07%(g)

Notation:
Noninterest-bearing
 deposits..................$  48,064          --               $  38,858           --                $  9,206         --
                           ----------                          ----------                          -----------
  Total deposits...........$ 392,233    $  1,538       1.58%   $ 378,336    $   1,923      2.04%     $ 13,897   $   (385)  -0.46%
                           ==========  ==========              ==========  ===========             =========== ===========
Taxable equivalents:
  Total interest-
   earning assets..........$ 550,925    $  7,162       5.23%   $ 532,613    $   7,462      5.62%     $ 18,312   $   (300)  -0.39%
  Net interest
   income/spread...........       --    $  3,783       2.63%          --    $   3,565      2.48%           --   $    218    0.15%
  Net interest margin......       --          --       2.76%          --           --      2.69%           --         --   -0.07%
---------------------------


                                                 Six Months Ended June 30,
                           ----------------------------------------------------------------------
                                          2004                                2003                               Change
                           ----------------------------------  ----------------------------------  ---------------------------------
                                        Interest     Average                 Interest    Average                Interest   Average
                            Average      earned     yield or    Average       earned    yield or     Average     earned     yield
                            balance     or paid       cost      balance      or paid      cost       balance     or paid   or cost
                           ----------  ----------  ----------  ----------  ----------- ----------  ----------- ----------- ---------
  Interest-earning assets
Federal funds
 sold/interest bearing
 due from..................$     172    $     --          --   $     383    $       1      0.53%     $   (211)  $     (1)  -0.53%
Investments................  284,587       5,950       4.20%     213,098        4,310      4.08%       71,489      1,640    0.12%(a)
Loans......................  268,048       8,863       6.65%     328,972       10,422      6.39%      (60,924)    (1,559)   0.26%(b)
  Allowance for
   loan losses.............   (4,160)         --                  (5,035)          --                     875         --
                           ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-earning
   assets..................$ 548,647      14,813       5.43%   $ 537,418       14,733      5.53%     $ 11,229         80   -0.10%
                           ==========  ----------              ==========  -----------             =========== -----------
  Interest-bearing
   liabilities
 Interest checking
  & money market
  accounts.................$ 198,443       1,010       1.02%   $ 182,347        1,158      1.28%     $ 16,096       (148)  -0.26%(c)
Savings....................    6,655          23       0.70%       5,675           25      0.89%          980         (2)  -0.19%
Certificates of
 deposit under
 $100,000..................   94,981       1,239       2.63%      98,881        1,637      3.34%       (3,900)      (398)  -0.71%
Certificates of
 deposit $100,000
 and over..................   49,932         884       3.56%      60,124        1,209      4.06%      (10,192)      (325)  -0.50%(d)
                           ----------  ----------              ----------  -----------             ----------- -----------
  Interest-bearing
   deposits................  350,011       3,156       1.81%     347,027        4,029      2.34%        2,984       (873)  -0.53%
Short-term borrowings......   29,681         217       1.47%      22,771          221      1.96%        6,910         (4)  -0.49%(e)
Federal Home Loan
  Bank advances............  112,350       2,461       4.41%     103,072        2,608      5.10%        9,278       (147)  -0.69%(f)
Long-term borrowings.......    8,648         181       4.21%       8,591          195      4.58%           57        (14)  -0.37%
Subordinated debentures....   22,213         853       7.72%      22,110          870      7.93%          103        (17)  -0.21%
                           ----------  ----------              ----------  -----------             ----------- -----------
  Total borrowings.........  172,892       3,712       4.32%     156,544        3,894      5.02%       16,348       (182)  -0.70%
                           ----------  ----------              ----------  -----------             ----------- -----------
  Total interest-bearing
   liabilities.............$ 522,903       6,868       2.64%   $ 503,571        7,923      3.17%     $ 19,332     (1,055)  -0.53%
                           ==========  ----------              ==========   -----------            ===========  ----------
  Net interest
   income/spread...........             $  7,945       2.79%                $   6,810      2.36%                $  1,135    0.43%
                                       ==========                          ===========                         ===========
  Net interest margin......                            2.91%                               2.56%                            0.35%(g)

Notation:
Noninterest-bearing
 deposits................. $  44,957          --               $  38,348           --                $  6,609         --
                           ----------                          ----------                          -----------
  Total deposits.......... $ 394,968    $  3,157       1.61%   $ 385,375    $   4,029      2.11%     $  9,593   $   (872)  -0.50%
                           ==========  ==========              ==========  ===========             =========== ===========
Taxable equivalents:
  Total interest-earning
   assets..................$ 548,647    $ 15,227       5.58%   $ 537,418    $  15,112      5.67%     $ 11,229   $    115   -0.09%
  Net interest
   income/spread...........       --    $  8,358       2.94%          --        7,189      2.50%           --   $  1,169    0.44%
  Net interest margin......       --          --       3.06%          --           --      2.69%           --         --   -0.37%
---------------------------------

(a) Average investments during the three- and six-month periods ended June 30, 2004 exceeded those for the same periods in 2003 due to our portfolio and liquidity management strategies, including the purchase of investment securities to offset a decrease in the earning asset portfolio that resulted from a net decrease in loan volume. Total investments at June 30, 2004 were $263.4 million compared with $209.9 million at June 30, 2003.

(b) Average loans decreased primarily as a result of general planned loan payoffs and paydowns of commercial revolving lines of credit. Actual loan balances at June 30, 2004 and June 30, 2003 were $288.9 and $322.4 million, respectively. Loan yield for the six-month period ended June 30, 2004 was favorably impacted by the recovery of $408,000 of cash basis interest income on a $4.5 million loan that was classified as nonaccrual at December 31, 2003 and was paid in full during the first quarter of 2004. Without this recovery, interest income on loans for the six-month period ended June 30, 2004 would have been approximately $8.5 million and the yield on loans would have been 6.34 percent. Loan yield for the six-month period ended June 30, 2003 was negatively impacted by the charge-off of $287,000 of interest income on the same loan. Without this charge-off, interest income on loans for the six-month period ended June 30, 2003 would have been approximately $10.7 million and the yield on loans would have been 6.56 percent.

(c) Increased average balances of interest checking and money market accounts represents additional growth in our floating-rate Wealthbuilder deposit products. These transaction accounts can fluctuate significantly based on the cash management activities of our commercial customers. This is evidenced by the fact that, as indicated earlier, the period-end balance in these accounts at June 30, 2004 is down from the period-end balance at December 31, 2003. Commercial customers often draw down on their lines of credit at year-end and place these funds in interest checking and money market accounts. After year-end, customers pay down on their lines of credit using these funds. While this negatively impacts the period end numbers in the early part of the year, averages for the presented periods were actually up in 2004 versus the same periods in 2003.

(d) For the three months ended June 30, 2004, average balances in brokered, national market and CDARSsm certificates of deposit totaled $21.5, $7.7 and $13.8 million, respectively. Average balances in brokered and national market certificates of deposit totaled $25.0 and 20.9 million, respectively, for the three months ended June 30, 2003. There were no CDARSsm deposits during the quarter ended June 30, 2003. For the six months ended June 30, 2004, average balances of brokered, national market and CDARSsm certificates of deposit were $19.4, $10.0 and $10.6 million, respectively. For the same period during 2003, average balances of brokered and national market certificates of deposit totaled $27.3 and $23.8 million, respectively. There were no CDARSsm certificates of deposit during the first half of 2003. The reduced cost of these certificates of deposit reflects the maturity of higher rate certificates of deposit and renewal or origination of new certificates of deposit at lower current rates.

(e) Average short-term borrowings increased during the three- and six-month periods ended June 30, 2004 over the same periods in 2003 due to an increase in average Federal funds purchased. For the three-month periods ended June 30, 2004 and 2003, average Federal funds purchased were $16.0 and $9.2 million, respectively. For the six-month periods ended June 30, 2004 and 2003, average Federal funds purchased were $13.5 and $7.8 million, respectively. Reduced costs of short-term borrowings reflect the current interest rate environment in 2004 versus 2003.

(f) The increase in volume of FHLB advances resulted from the use of additional short-term FHLB advances in early 2004. Short-term FHLB advances are used to manage liquidity similar to how Federal funds purchased are used on a day-to-day basis. The short-term advances provide us with a slightly more cost-effective way of managing short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more. The lower costs of FHLB advances reflect the lower rate structure in 2004 versus 2003.

(g) Net interest margin for the six months ended June 30, 2004 was favorably impacted by the previously mentioned recovery of cash basis interest income of $408,000 during the quarter ended March 31, 2004. Without this recovery, and without the impact of derivative contract adjustments, net interest margin would have been 2.77 percent for the six months ended June 30, 2004. Additionally, net interest margin for the six months ended June 30, 2003 was negatively impacted by the charge-off of interest income on the same loan of $287,000 during the quarter ended March 31, 2003. Without this charge-off and without the impact of derivative contract adjustments, net interest margin would have been 2.70 percent for the six months ended June 30, 2003.

Provision for Credit Losses. There was no provision for credit losses for the three- or six-month periods ended June 30, 2004 as compared to $400,000 and $1.2 million, respectively, for the three- and six-month periods ended June 30, 2003. No provisions for credit losses have been necessary during 2004 largely due to the significant decline in nonperforming assets between December 31, 2003 and June 30, 2004. See "Comparison of Financial Condition at June 30, 2004 and December 31, 2003 - Allowance for Credit Losses."


Noninterest Income. The following table presents the major categories of our noninterest income for the three- and six-month periods ended June 30, 2004 and 2003 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                                      Three Months Ended                              Six Months Ended
      Noninterest Income                    June 30,              Change                  June 30,               Change
                                    ----------------------- --------------------- ------------------------ ---------------------
                                      2004         2003         $          %         2004         2003         $          %
                                    ----------  ----------- ---------- ---------- -----------  ----------- ---------- ----------
Insurance commissions..............   $ 4,422      $ 3,423     $ 999       29.2%    $  8,984     $  7,485    $ 1,499      20.0% (a)
Fees on loans......................       339          482      (143)    (29.7)%         915          943        (28)    (3.0)% (b)
Service charges....................       210          218        (8)     (3.7)%         421          428         (7)    (1.6)%
Brokerage income...................       174           99        75       75.8%         353          150        203     135.3% (c)
Trust and financial services.......       134          631      (497)    (78.8)%         258          817       (559)   (68.4)% (d)
Net gain on sales of securities....        51          301      (250)    (83.1)%          51          421       (370)   (87.9)% (e)
Rental income......................        26           55       (29)    (52.7)%          61           77        (16)   (20.8)%
Other..............................       699          202       497      246.0%       1,019          309        710     229.8% (f)
                                    ----------  ----------- ----------            -----------  ----------- ----------
   Total noninterest income........   $ 6,055      $ 5,411     $ 644       11.9%    $ 12,062     $ 10,630    $ 1,432      13.5%
                                    ==========  =========== ==========            ===========  =========== ==========

Noninterest income as a percent of
   gross revenues..................     62.9%        61.6%                  1.3%       60.3%        61.0%                (0.7)%
                                    ==========  ===========                       ===========  ===========

-----------------

(a) Insurance commissions increased due to growth in the insurance segment, including production from the Tucson location acquired on December 31, 2003 and the Salt Lake City location acquired on March 31, 2004. Additionally, there was an increase in contingency fee income received from insurance companies. Contingency fee income recognized during the six months ended June 30, 2004 was $1.27 million compared to $932,000 for the same period in 2003.

(b) Loan fees included in noninterest income decreased during the three- and six-month periods ended June 30, 2004 due to the amount and nature of loan transactions completed during the periods as compared to the same periods in 2003.

(c) Brokerage revenue has increased primarily due to increased production in the Minnesota market.

(d) Trust and financial services revenues have decreased in 2004 primarily due to a $488,000 fee received (during the second quarter of 2003) by the Bank's financial services division for the management of the sale of two companies on behalf of a customer.

(e) Gains and/or losses on the sale of investment securities vary from period to period due to the volume and nature of the securities transactions affected during the period. Investment securities sales for the six-month period ended June 30, 2004 totaled $16.6 million while sales for the six-month period ended June 30, 2003 totaled $32.8 million.

(f) Other noninterest income increased during the three- and six-month periods ended June 30, 2004 primarily due to the receipt of $527,000 by Milne Scali. The payment related to the final resolution of a reinsurance program previously associated with Milne Scali.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- and six-month periods ended June 30, 2004 and 2003 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                                   Three Months Ended                              Six Months Ended
      Noninterest Expense              June 30,                 Change                 June 30,                Change
                                 ---------------------- --------------------   -----------------------  ---------------------
                                   2004          2003       $          %          2004         2003         $           %
                                 ----------   --------- --------  ----------   ----------   ----------  ---------  ----------
Salaries and employee benefits..  $  5,259     $ 3,997   $1,262     31.6%       $10,173     $  7,962     $ 2,211      27.8%  (a)
Occupancy.......................       670         564      106     18.8%         1,255        1,186          69       5.8%  (b)
Professional services...........       415         309      106     34.3%           734          569         165      29.0%  (c)
Depreciation and amortization...       412         368       44     12.0%           810          716          94      13.1%  (d)
Office supplies, telephone and
  postage.......................       360         355        5      1.4%           671          609          62      10.2%
Amortization of intangible
  assets........................       312         266       46     17.3%           620          532          88      16.5%  (e)
Marketing and promotion.........       268         176       92     52.3%           539          295         244      82.7%  (f)
FDIC and other assessments......        51          51       --        --           102          102          --         --
Other...........................       916         615      301     48.9%         1,646        1,184         462      39.0%  (g)
                                 ----------   --------- --------              ----------    ---------   ---------
  Total noninterest expense.....  $  8,663     $ 6,701   $1,962     29.3%       $16,550     $ 13,155     $ 3,395      25.8%
                                 ==========   ========= ========              ==========    =========   =========

   Efficiency ratio.............     90.0%       76.3%              13.7%         82.7%        75.4%                   7.3%
                                 ==========   =========                       ==========    =========
Total operating expenses as a
  percent of average assets,
  annualized....................      5.6%        4.6%               1.0%          5.4%         4.5%                   0.9%
                                 ==========   =========                       ==========    =========

(a) Salaries and employee benefits expenses increased in the three- and six-month periods ended June 30, 2004 due to growth and expansion, particularly in our Minnesota and Arizona markets. Average full time equivalents for the three- and six-month periods ended June 30, 2004 were 317 and 309, respectively, compared to 276 and 271, respectively, for the same periods in 2003.

(b) Occupancy expenses have increased due to the addition of new locations such as the Esplanade location in Phoenix, the Golden Valley location in Minnesota along with the acquisition of the Tucson insurance agency on December 31, 2003 and the Salt Lake City agency on March 31, 2004.

(c) The increase in professional services expenses is attributable to an increase in brokerage retainage and clearing fees (resulting from the increase in brokerage production), as well as increases in legal, appraisal and recording and other consulting fees.

(d) Depreciation and amortization expenses related to fixed assets have increased due to the expansion noted above, primarily in our Arizona and Minnesota markets.

(e) Amortization of intangible assets increased primarily due to amortization of the insurance books of business intangibles acquired in the insurance agency acquisitions of December 31, 2003 and March 31, 2004.

(f)  Marketing  and  promotion  expenses  increased   primarily  due  to  market
     expansion and the associated advertising and marketing.

(g) The increase in other noninterest expense is due to increases in several different items included in this category such as travel expenses, other employee benefits expenses, insurance expenses, business meals and entertainment expenses, dues and publications expenses and correspondent bank charges.

Income Tax Provision. Our provision for income taxes for the quarter ended June 30, 2004 decreased $243,000 as compared to the same period in 2003 due to the decrease in pre-tax income. The estimated effective tax rate for the three-month period ended June 30, 2004 was 27.0 percent.

Our provision for income taxes for the six months ended June 30, 2004 increased $19,000 as compared to the same period in 2003 due to the increase in pre-tax income. The estimated effective tax rate for the six-month period ended June 30, 2004 was 27.1 percent.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three- and six-month periods ended June 30, 2004 and 2003.

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

The following table sets forth, for the six months ended June 30, 2004 and 2003, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):


                                                      For the Six Months Ended
                                                              June 30,
                                                    ----------------------------
     Major Sources and (Uses) of Funds                 2004           2003
                                                    -------------  ------------
 Proceeds from FHLB advances........................ $  250,000     $  107,300
 Proceeds from maturities of investment securities..     23,206         26,372
 Proceeds from sales of investment securities.......     16,601         32,817
 Net increase in short-term borrowings..............     12,594          4,450
 Net increase (decrease) in deposits................      9,551        (26,942)
 Proceeds from long-term borrowings.................      1,500            140
 Repayments of FHLB advances........................  (260,000)        (97,300)
 Purchases of investment securities.................   (45,544)        (62,963)
 Net (increase) decrease in loans...................    (6,932)         12,094
 Additions to premises and equipment................    (2,972)         (5,775)
 Repurchase of preferred stock......................    (1,500)             --


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

As of June 30, 2004, we had established three revolving lines of credit with banks totaling $17.5 million of which $7.0 million had been advanced and $10.5 million remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At June 30, 2004, we also had the ability to draw additional FHLB advances of $79.5 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock. Subsequent to June 30, 2004, the Bank was approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

                          Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes. The following have been identified as "critical accounting policies."

Allowance for Credit Losses. Our accounting policy for determining the allowance for credit losses is set forth under "Comparison of Financial Condition at June 30, 2004 and December 31, 2003 - Allowance for Credit Losses." As indicated in that policy statement, we employ a systematic methodology for determining our allowance for credit losses that includes an ongoing review process and quarterly adjustment of the allowance. Our process includes periodic loan-by-loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans and other loans that exhibit indicators of deterioration.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of June 30, 2004 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Allowance for credit losses - Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of June 30, 2004. The qualitative and quantitative factors noted above can reasonably be expected to impact the estimates applied and cause such estimates to change from period to period.

Our  allowance  for  credit  losses  of  approximately   $3.4  million  did  not
necessitate that a provision for credit losses be made for the three- and six-month periods ended June 30, 2004. Should our analysis have resulted in the need for a higher or lower allowance for loan losses, a provision for loan losses would have been charged to earnings or, in the case of the need for a lower allowance for credit losses, a reversal of some of the allowance would have been credited to earnings. For example, should our analysis have indicated the need for an allowance for credit losses of $3.6 million, an additional $200,000 would have been charged to the provision for loan losses resulting in net income of approximately $560,000 as compared to the $706,000 recorded for the quarter ended June 30, 2004. Had our analysis indicated the need for an allowance for credit losses of $3.2 million, $200,000 of the allowance would have been reversed and credited to earnings resulting in net income of approximately $852,000 as compared to the $706,000 recorded for the period.

In recent periods there have been changes in the qualitative and quantitative factors noted above. From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance for credit losses levels of $3.4 and $4.8 million at June 30, 2004 and December 31, 2003, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their June 30, 2004 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its June 30, 2004 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at June 30, 2004 of 4.25 percent to 3.25 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of June 30, 2004, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

The net interest income simulation result for the 12-month horizon is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $20.0 million cumulative notional original five-year interest rate cap positions on three-month LIBOR with a 5.50 percent strike. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates                      -100bp     Unchanged      +100bp     +200bp      +300bp     +400bp
                                               --------    ---------     --------   --------    --------   --------
Projected 12-month net interest income.........$ 14,904    $  15,901     $15,973    $ 15,863    $ 15,774   $ 15,586

Dollar change from rates unchanged scenario....$  (997)           --     $    72    $   (38)    $  (127)   $  (315)
Percentage change from rates unchanged
   scenario.................................... (6.27)%           --       0.45%     (0.24)%     (0.80)%    (1.98)%
Net benefit/(cost) of cumulative $20.0
   million interest rate caps (1)..............$   (29)    $    (28)     $  (22)          --    $     51   $    141

Total net interest income impact with caps.....$ 14,875    $  15,873     $15,951    $ 15,863    $ 15,825   $ 15,727
Dollar change from unchanged w/caps............$  (998)           --     $    78    $   (10)    $   (48)   $  (146)
Percentage change from unchanged w/caps........ (6.29)%           --       0.49%     (0.06)%     (0.30)%    (0.92)%
Policy guidelines (decline limited to).........   5.00%           --       5.00%      10.00%      15.00%     20.00%

(1) In May and June 2001, we purchased four interest rate cap contracts on three-month LIBOR with strikes at 5.50 percent each in the amount of $5.0 million notional with original terms of five years for total notional of $20.0 million. These contracts will expire in May and June 2006.

Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential reduction in net interest income resulting from changes in interest rates over the 12-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the 12-month period. For example, while in the -100bp scenario, net interest income declines $998,000, or 6.3 percent, from the unchanged scenario, the level of net interest income of $14.9 million is still
9.0 percent above the $13.6 million of net interest income recorded for the 12-month period ended June 30, 2004.

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on our assets and liabilities as of June 30, 2004 and does not contemplate any actions we might undertake in response to changes in market interest rates.

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

                           Part II - Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to an Asset Purchase and Sale Agreement, on June 30, 2004, BNCCORP issued 26,607 shares of its common stock to Finkbeiner Insurance, Inc. of Prescott Valley, Arizona in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of Finkbeiner Insurance, Inc. The shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On June 30, 2004, BNCCORP repurchased the then-outstanding 150 shares of its noncumulative preferred stock from Richard W. Milne, Jr. and Terrence M. Scali, executive officers of the Company. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of the Company was held on June 16, 2004 (the "Annual Meeting"). Proxies were solicited pursuant to the Exchange Act.

At the Annual Meeting, Gregory K. Cleveland, John A. Hipp, M.D. and Tracy Scott were elected to serve as directors until the 2007 annual meeting of stockholders. The number of votes cast for or withheld from each nominee were as follows:

                 Name                    For             Withheld
     ----------------------------  ---------------    --------------
     Cleveland                         2,272,641          178,855
     Hipp                              2,089,547          361,949
     Scott                             2,028,851          422,645

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Brenda L. Rebel, Denise Forte-Pathroff, M.D., Terrence M. Scali, Richard M. Johnsen Jr., Gaylen A. Ghylin and Jerry R. Woodcox.

At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for 2004. Holders of 2,426,623 shares voted for, holders of 6,300 shares voted against and holders of 18,752 shares abstained from voting on the proposal. There was one non-vote with respect to the proposal.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 Chief Executive Officer's Certification Under Rule 13a-14(a) of the Exchange Act

     Exhibit 31.2 Chief Financial Officer's Certification Under Rule 13a-14(a) of the Exchange Act

     Exhibit  32.1  Chief  Executive   Officer  and  Chief   Financial   Officer
     Certifications Under Rule 13a-14(b) of the Exchange Act

(b) Reports on Form 8-K
     On April 16, 2004, we filed a Form 8-K, furnishing, under Item 7, our earnings press release for the quarter ended March 31, 2004.


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BNCCORP, Inc.

Date:      August 4, 2004         By   /s/ Gregory K. Cleveland
                                      ------------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

                                  By   /s/ Brenda L. Rebel
                                      ------------------------------------------
                                           Brenda L. Rebel
                                           Treasurer and Chief Financial Officer