Form 10-Q
period 2004-09-30
BNCCORP INC
filed 2004-11-05
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                     --------
                                    FORM 10-Q
                                     --------

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                     OF 1934

                    For the quarter ended September 30, 2004

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

     The number of shares of the registrant's outstanding common stock on November 5, 2004 was 2,849,605.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                   September 30,   December 31,
                       ASSETS                           2004           2003
                                                   -------------  -------------
                                                    (unaudited)
CASH AND DUE FROM BANKS...........................   $   13,209     $   12,520
                                                   -------------  -------------
     Cash and cash equivalents....................       13,209         12,520
INVESTMENT SECURITIES AVAILABLE FOR SALE..........      236,318        262,568
FEDERAL RESERVE BANK AND FEDERAL HOME
  LOAN BANK STOCK.................................        7,782          7,596
LOANS HELD FOR SALE...............................       39,520            --
LOANS AND LEASES, net.............................      283,554        283,555
ALLOWANCE FOR CREDIT LOSSES.......................       (3,424)        (4,763)
                                                   -------------  -------------
     Net loans and leases.........................      319,650        278,792
PREMISES AND EQUIPMENT, net.......................       21,001         18,570
INTEREST RECEIVABLE...............................        2,550          2,462
OTHER ASSETS......................................       14,240         15,507
GOODWILL..........................................       21,834         15,089
OTHER INTANGIBLE ASSETS, net......................        8,403          8,373
                                                   -------------  -------------
                                                     $  644,987     $  621,477
                                                   =============  =============
          LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing..........................   $   61,164     $   44,725
     Interest-bearing -
         Savings, interest checking and
           money market...........................      204,586        215,525
         Time deposits $100,000 and over..........       64,526         46,569
         Other time deposits......................       96,158         89,123
                                                   -------------  -------------
     Total deposits...............................      426,434        395,942
SHORT-TERM BORROWINGS.............................       29,869         31,383
FEDERAL HOME LOAN BANK ADVANCES...................      102,200        112,200
LONG-TERM BORROWINGS..............................       10,095          8,640
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  COMPANY'S SUBORDINATED DEBENTURES...............       22,249         22,397
OTHER LIABILITIES.................................       10,401         10,729
                                                   -------------  -------------
              Total liabilities...................      601,248        581,291
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value -
        2,000,000 shares authorized;
        150 shares issued and
        outstanding on September 30, 2004
        and December 31, 2003, respectively.......          --             --
     Capital surplus - preferred stock............        1,500          1,500
     Common stock, $.01 par value - 10,000,000
        shares authorized; 2,849,605 and
        2,749,196 shares issued and outstanding
        (excluding 42,880 shares held in treasury)
        on September 30, 2004 and
        December 31, 2003, respectively...........           29             28
     Capital surplus - common stock...............       18,281         17,074
     Retained earnings............................       23,696         21,119
     Treasury stock (42,880 shares)...............         (513)          (513)
       Accumulated other comprehensive income,
        net of income taxes.......................          746            978
                                                   -------------  -------------
              Total stockholders' equity..........       43,739         40,186
                                                   -------------  -------------
                                                     $  644,987     $  621,477
                                                   =============  =============

 See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                  For the Three Months           For the Nine Months
                                                  Ended September 30,            Ended September 30,
                                              -----------------------------  ----------------------------
                                                  2004            2003          2004            2003
                                              -------------   -------------  ------------   -------------
INTEREST INCOME:                                      (unaudited)                    (unaudited)
  Interest and fees on loans.................     $  4,593         $ 4,536      $ 13,456        $ 14,958
  Interest and dividends on investments -
     Taxable.................................        2,321           1,723         7,379           5,174
     Tax-exempt..............................          403             400         1,206           1,135
     Dividends...............................           56              66           145             190
  Other......................................            3               9             3              10
                                              -------------   -------------  ------------   -------------
              Total interest income..........        7,376           6,734        22,189          21,467
                                              -------------   -------------  ------------   -------------
INTEREST EXPENSE:
  Deposits...................................        1,590           1,741         4,746           5,770
  Short-term borrowings......................          140              84           357             305
  Federal Home Loan Bank advances............        1,246           1,345         3,707           3,953
  Long-term borrowings.......................           99              97           280             292
  Subordinated debentures....................          443             430         1,296           1,300
                                              -------------   -------------  ------------   -------------
              Total interest expense.........        3,518           3,697        10,386          11,620
                                              -------------   -------------  ------------   -------------
              Net interest income............        3,858           3,037        11,803           9,847
PROVISION FOR CREDIT LOSSES..................           --             300            --           1,475
                                              -------------   -------------  ------------   -------------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES..........................        3,858           2,737        11,803           8,372
                                              -------------   -------------  ------------   -------------
NONINTEREST INCOME:
  Insurance commissions......................        4,312           3,498        13,296          10,983
  Fees on loans..............................          455             698         1,370           1,641
  Service charges............................          214             239           635             667
  Trust and financial services...............          120              95           378             912
  Net gain on sales of securities............          116             448           167             869
  Brokerage income...........................           95             141           448             291
  Rental income..............................           25              68            86             145
  Other......................................          261             215         1,280             524
                                              -------------   -------------  ------------   -------------
              Total noninterest income.......        5,598           5,402        17,660          16,032
                                              -------------   -------------  ------------   -------------
NONINTEREST EXPENSE:
  Salaries and employee benefits.............        6,021           4,113        16,194          12,075
  Occupancy..................................          718             564         1,973           1,750
  Professional services......................          417             288         1,151             857
  Depreciation and amortization..............          416             369         1,226           1,085
  Office supplies, telephone and postage.....          381             284         1,052             893
  Amortization of intangible assets..........          326             265           946             797
  Marketing and promotion....................          244             227           783             522
  FDIC and other assessments.................           51              50           153             152
  Other......................................          793             674         2,439           1,858
                                              -------------   -------------  ------------   -------------
              Total noninterest expense......        9,367           6,834        25,917          19,989
                                              -------------   -------------  ------------   -------------
Income before income taxes...................           89           1,305         3,546           4,415
Income tax provision (benefit)...............          (34)            389           904           1,308
                                              -------------   -------------  ------------   -------------
Net income...................................      $   123         $   916      $  2,642        $  3,107
                                              =============   =============  ============   =============


                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                      (In thousands, except per share data)

                                             For the Three Months            For the Nine Months
                                              Ended September 30,            Ended September 30,
                                          ----------------------------   -----------------------------
                                             2004            2003            2004            2003
                                          ------------    ------------   -------------   -------------
                                                  (unaudited)                     (unaudited)

Dividends on preferred stock.............     $     5         $    30        $     65        $     90
                                          ------------    ------------   -------------   -------------
Income available to common stockholders..     $   118         $   886        $  2,577        $  3,017
                                          ============    ============   =============   =============


BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share..........     $  0.04         $  0.33        $   0.92        $   1.12
                                          ============    ============   =============   =============


DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share........     $  0.04         $  0.32        $   0.89        $   1.10
                                          ============    ============   =============   =============

See accompanying notes to consolidated financial statements.



                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                               For the Three Months               For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                           ------------------------------    ------------------------------
                                                               2004             2003             2004             2003
                                                           -------------    -------------    -------------    -------------
                                                                    (unaudited)                        (unaudited)
NET INCOME............................................         $   123          $  916           $ 2,642          $ 3,107
OTHER COMPREHENSIVE INCOME (LOSS) -
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during the period, net of income taxes.......           1,924            (727)             (128)            (563)
      Less:  reclassification adjustment for
         securities gains included in net income, net
         of income taxes..............................             (72)           (278)             (104)            (539)
                                                           -------------    -------------    -------------    -------------
OTHER COMPREHENSIVE INCOME (LOSS).....................           1,852          (1,005)             (232)          (1,102)
                                                           -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME (LOSS)...........................         $ 1,975          $  (89)          $ 2,410          $ 2,005
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


                                       BNCCORP, INC. AND SUBSIDIARIES
                               Consolidated Statements of Stockholders' Equity
                                      (In thousands, except share data)

                                For the Nine Months Ended September 30, 2004



                                                 Capital                        Capital                       Accumulated
                              Preferred Stock    Surplus     Common Stock       Surplus                          Other
                              ---------------   Preferred  -------------------  Common    Retained  Treasury  Comprehensive
                              Shares   Amount     Stock     Shares     Amount    Stock    Earnings   Stock       Income      Total
                              ------- -------   ---------  ---------  --------  --------  --------  --------  ------------- --------
Balance, December 31,
   2003......................    150  $    --   $  1,500   2,792,076   $   28   $ 17,074  $ 21,119  $  (513)   $    978     $40,186
   Net income (unaudited)....     --       --         --          --       --         --     2,642       --          --       2,642
   Other comprehensive
     income -
    Change in unrealized
       holding gains on
       securities
       available  for
       sale, net of
       income taxes and
       reclassification
       adjustment
       (unaudited)...........     --       --         --          --       --         --        --        --       (232)       (232)
  Preferred stock
     dividends
     (unaudited).............     --       --         --          --       --         --       (65)       --         --         (65)
  Repurchase of
     preferred stock
     (unaudited).............   (150)      --      (1,500)        --       --         --        --        --         --      (1,500)
  Issuance of preferred
     stock (unaudited).......    150       --       1,500         --       --         --        --        --         --       1,500
  Other (unaudited) .........     --       --         --     100,409        1      1,207        --        --         --       1,208
                              ------- -------   ---------  ---------  --------  --------  --------  --------  ------------- --------
Balance, September 30,
   2004 (unaudited)..........    150  $    --   $   1,500  2,892,485   $   29   $ 18,281  $ 23,696  $  (513)   $    746     $43,739
                              ======= =======   =========  =========  ========  ========  ========  ========  ============= ========

                                    For the Nine Months Ended September 30, 2003

                                                 Capital                        Capital                       Accumulated
                              Preferred Stock    Surplus     Common Stock       Surplus                          Other
                              ---------------   Preferred  -------------------  Common    Retained  Treasury  Comprehensive
                              Shares   Amount     Stock     Shares     Amount    Stock    Earnings   Stock       Income      Total
                              ------- -------   ---------  ---------  --------  --------  --------  --------  ------------- --------
Balance, December 31, 2002...    150  $    --   $   1,500  2,743,809   $   27   $ 16,614  $ 17,395  $  (513)   $  2,700     $37,723

   Net income (unaudited)....     --       --          --         --       --         --     3,107        --         --       3,107
   Other comprehensive
     income -
    Change in unrealized
       holding gains on
       securities
       available  for
       sale, net of
       income taxes and
       reclassification
       adjustment
       (unaudited)...........     --       --          --         --       --         --        --        --     (1,102)     (1,102)
  Preferred stock
     dividends
     (unaudited).............     --       --          --         --       --         --       (90)       --         --         (90)
  Other (unaudited) .........     --       --          --      9,066        1         70        --        --         --          71
                              ------- -------   ---------  ---------  --------  --------  --------  --------  ------------- --------
Balance, September 30,
   2003 (unaudited)..........    150  $    --   $   1,500 2,752,875    $   28   $ 16,684  $ 20,412  $  (513)   $  1,598    $ 39,709
                              ======= =======   =========  =========  ========  ========  ========  ========  ============= ========

          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)
                                                                             2004              2003
                                                                        --------------    --------------
OPERATING ACTIVITIES:                                                   (unaudited)        (unaudited)
   Net income.......................................................      $   2,642         $   3,107
   Adjustments to reconcile net income to net cash provided by (used
   in) operating activities -
       Provision for credit losses..................................             --             1,475
       Depreciation and amortization................................          1,226             1,085
       Amortization of intangible assets............................            946               797
       Net premium amortization on investment securities............          2,293             3,372
       Proceeds from loans recovered................................            257                71
       Write down of other real estate owned and repossessed assets.             33                 5
       Change in interest receivable and other assets, net..........          1,097            (9,081)
       (Gain) loss on sale of bank premises and equipment...........             14                (1)
       Net realized gains on sales of investment securities.........           (167)             (869)
       Deferred income taxes........................................            817               533
       Change in dividend distribution payable......................           (212)             (243)
       Change in other liabilities, net.............................         (1,021)             (480)
       Originations of loans to be sold.............................        (42,128)          (63,122)
       Proceeds from sale of loans..................................         42,128            63,122
                                                                        --------------    --------------
             Net cash provided by (used in) operating activities....          7,925              (229)
                                                                        --------------    --------------
INVESTING ACTIVITIES:
   Purchases of investment securities...............................        (58,723)         (158,271)
   Proceeds from sales of investment securities.....................         51,498            71,542
   Proceeds from maturities of investment securities................         31,024            43,802
   Purchases of Federal Reserve and Federal Home Loan Bank Stock....         (5,438)               --
   Sales of Federal Reserve and Federal Home Loan Bank Stock........          5,252                --
   Net (increase) decrease in loans.................................        (41,115)           54,677
   Additions to premises and equipment..............................         (3,778)           (5,977)
   Proceeds from sale of premises and equipment.....................            115               107
   Cash paid for Milne Scali earnouts...............................         (6,012)           (2,315)
   Cash paid for acquisition of insurance agencies..................           (695)               --
   Cash paid for acquisition of mortgage company....................           (150)               --
                                                                        --------------    --------------
             Net cash provided by (used in) investing activities....        (28,022)            3,565
                                                                        --------------    --------------
  FINANCING ACTIVITIES:
   Net increase in demand, savings, interest checking and money
       market accounts..............................................          5,500               996
   Net increase (decrease) in time deposits.........................         24,992           (22,816)
   Net decrease in short-term borrowings............................         (1,514)           (6,172)
   Repayments of Federal Home Loan Bank advances....................       (342,000)         (117,300)
   Proceeds from Federal Home Loan Bank advances....................        332,000           137,300
   Repayments of long-term borrowings...............................            (45)              (47)
   Proceeds from long-term borrowings...............................          1,500               141
   Issuance of preferred stock......................................          1,500                --
   Payment of preferred stock dividends.............................            (65)              (90)
   Repurchase of preferred stock....................................         (1,500)               --
   Amortization of discount on subordinated debentures..............             64                65
   Other, net.......................................................            354                72
                                                                        --------------    --------------
             Net cash provided by (used in) financing activities....         20,786            (7,851)
                                                                        --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................            689            (4,515)
CASH AND CASH EQUIVALENTS, beginning of period......................         12,520            17,137
                                                                        --------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................      $  13,209         $  12,622
                                                                        ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid....................................................      $  13,446         $  12,442
                                                                        ==============    ==============
   Income taxes paid................................................      $     586         $     814
                                                                        ==============    ==============

       See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2004


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, Milne Scali & Company, Inc. and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 26 locations in Arizona, Minnesota, North
Dakota, Utah and Colorado, provides a broad range of banking, insurance, brokerage, trust and other financial services to small- and mid-sized businesses and individuals.

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

The unaudited consolidated financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2004.

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

                                                Net                   Per-Share
                                              Income      Shares        Amount
                                           ------------ ----------- ------------
                             2004
Basic earnings per common share:
Net income................................   $ 123,000
Less: Preferred stock dividends...........      (5,000)
                                           ------------
Income available to common stockholders...   $ 118,000   2,839,309     $   0.04
                                           ============             ============
Effect of dilutive shares -
   Options and contingent stock...........                  88,167
                                                        -----------
Diluted earnings per common share:

Net income................................   $ 123,000
Less: Preferred stock dividends...........      (5,000)
                                           ------------
Income available to common stockholders...   $ 118,000   2,927,476     $   0.04
                                           ============             ============

                             2003
Basic earnings per common share:

Net income................................   $ 916,000
Less: Preferred stock dividends...........     (30,000)
                                           ------------
Income available to common stockholders...   $ 886,000   2,706,323     $   0.33
                                           ============             ============

Effect of dilutive shares -
   Options................................                  59,795
                                                        -----------
Diluted earnings per common share:

Net income................................   $ 916,000
Less: Preferred stock dividends...........     (30,000)
                                           ------------
Income available to common stockholders...   $ 886,000   2,766,118     $   0.32
                                           ============             ============

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances for the nine-month periods ended September 30:

                                               Net                  Per-Share
                                             Income        Shares       Amount
                                           ------------  ---------- ------------
                             2004
Basic earnings per common share:

Net income................................ $ 2,642,000
Less: Preferred stock dividends...........     (65,000)
                                           ------------
Income available to common stockholders... $ 2,577,000   2,796,901     $   0.92
                                           ============             ============
Effect of dilutive shares -
   Options and contingent stock...........                  90,706
                                                         ----------
Diluted earnings per common share:

Net income................................ $ 2,642,000
Less: Preferred stock dividends...........     (65,000)
                                           ------------
Income available to common stockholders... $ 2,577,000   2,887,607     $   0.89
                                           ============             ============

                             2003
Basic earnings per common share:

Net income................................ $ 3,107,000
Less: Preferred stock dividends...........     (90,000)
                                           ------------
Net income available to common
  stockholders............................ $ 3,017,000   2,703,577     $   1.12
                                           ============             ============
Effect of dilutive shares -
   Options................................                  48,272
                                                         ----------
Diluted earnings per common share:

Net income................................ $ 3,107,000
Less: Preferred stock dividends...........     (90,000)
                                           ------------
Net income available to common
  stockholders............................ $ 3,017,000   2,751,849     $   1.10
                                           ============             ============

The following number of options, with exercise prices ranging from $10.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the period:

                                                2004                 2003
                                           ----------------     ---------------
         Quarter ended March 31...........      3,250               77,185
         Quarter ended June 30............     61,850               63,500
         Quarter ended September 30.......     61,850               62,027

NOTE 5 - Segment Disclosures

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and brokerage, trust and financial services operations.

Banking operations provide traditional banking services to individuals and small- and mid-sized businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as the sale to and servicing of commercial loans for other institutions. Banking operations also engages in financing programs related to residential mortgage loans and student loans.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended September 30 (in thousands):

                                                         2004                                           2004
                                  -------------------------------------------------- -----------------------------------------------
                                                      Brokerage/
                                                       Trust/                        Reportable            Intersegment Consolidated
                                   Banking  Insurance Financial  Other (a)  Totals   Segments    Other (a) Elimination     Total
                                  --------- --------- ---------- --------- --------- ---------- ---------- ------------ ------------
Net interest income...............$  4,283  $     10   $    101   $  (548) $  3,846   $  4,394   $   (548)  $      12     $  3,858
Other revenue-external customers..   2,023     4,369        211        21     6,624      6,602         21      (1,025)       5,598
Other revenue-from other segments.     179        --         34       273       486        213        273        (486)          --
Depreciation and amortization.....     424       282         34         2       742        740          2          --          742
Equity in the net income of
   investees......................    (243)       --         --       614       371       (243)       614        (371)          --
Other significant noncash items:
  Provision for credit losses.....      --        --         --        --        --         --         --          --           --
Segment pre-tax profit (loss).....   1,070      (338)       (14)     (629)       89        718       (629)         --           89
Income tax provision (benefit)....     238      (128)        (5)     (138)      (33)       104       (138)         --          (34)
Segment profit (loss).............     832      (210)        (9)     (491)      122        614       (491)         --          123
Segment assets.................... 623,457    34,168     16,754    76,675   751,054    674,379     76,675    (106,067)     644,987

                                                             2003                                                  2003
                                  -------------------------------------------------- -----------------------------------------------
                                                      Brokerage/
                                                       Trust/                        Reportable            Intersegment Consolidated
                                   Banking  Insurance Financial  Other (a)  Totals   Segments    Other (a) Elimination     Total
                                  --------- --------- ---------- --------- --------- ---------- ---------- ------------ ------------
Net interest income...............$  3,539  $     13    $    --   $  (528) $  3,024   $  3,552   $   (528)  $      13     $  3,037
Other revenue-external customers..   2,047     3,532        236        21     5,836      5,815         21        (434)       5,402
Other revenue-from other segments.      32        --         27       174       233         59        174        (233)          --
Depreciation and amortization.....     413       215          3         3       634        631          3          --          634
Equity in the net income of
   investees......................     332        --         --     1,226     1,558        332      1,226      (1,558)          --
Other significant noncash items:
  Provision for credit losses.....     300        --         --        --       300        300         --          --          300
Segment pre-tax profit (loss).....   1,218       732        (37)     (608)    1,305      1,913       (608)         --        1,305
Income tax provision (benefit)....     334       387        (34)     (298)      389        687       (298)         --          389
Segment profit (loss).............     884       345         (3)     (310)      916      1,226       (310)         --          916
Segment assets.................... 593,784    28,373      1,265    70,006   693,428    623,442     70,006     (97,901)     595,527
-------------

(a) The financial information in the "Other" column is for the bank holding company.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the nine months ended September 30 (in thousands):

                                                             2004                                                 2004
                                  -------------------------------------------------- -----------------------------------------------
                                                      Brokerage/
                                                       Trust/                        Reportable            Intersegment Consolidated
                                   Banking  Insurance Financial  Other (a)  Totals   Segments    Other (a) Elimination     Total
                                  --------- --------- ---------- --------- --------- ---------- ---------- ------------ ------------
Net interest income...............$ 13,191  $     41    $   124   $(1,591) $ 11,765   $ 13,356   $ (1,591)  $      38     $ 11,803
Other revenue-external customers..   5,984    13,990        821        65    20,860     20,794         65      (3,199)      17,660
Other revenue-from other segments.     494        --         75       689     1,258        569        689      (1,258)          --
Depreciation and amortization.....   1,244       821         99         8     2,172      2,164          8          --        2,172
Equity in the net income of
   investees......................   1,242        --         --     3,908     5,150      1,242      3,908      (5,150)          --
Other significant noncash items:
  Provision for credit losses.....      --        --         --        --        --         --         --          --           --
Segment pre-tax profit (loss).....   3,471     2,150       (152)   (1,923)    3,546      5,469     (1,923)         --        3,546
Income tax provision (benefit)....     783       839        (60)     (657)      905      1,561       (657)         --          904
Segment profit (loss).............   2,688     1,311        (92)   (1,266)    2,641      3,908     (1,266)         --        2,642
Segment assets.................... 625,711    31,914     16,754    76,675   751,054    674,379     76,675    (106,067)     644,987

                                                             2003                                                  2003
                                  -------------------------------------------------- -----------------------------------------------
                                                      Brokerage/
                                                       Trust/                        Reportable            Intersegment Consolidated
                                   Banking  Insurance Financial  Other (a)  Totals   Segments    Other (a) Elimination     Total
                                  --------- --------- ---------- --------- --------- ---------- ---------- ------------ ------------
Net interest income...............$ 11,346  $     57    $    --   $(1,595) $  9,808   $ 11,403   $ (1,595)  $      39     $  9,847
Other revenue-external customers..   4,844    11,086      1,213       101    17,244     17,143        101      (1,212)      16,032
Other revenue-from other segments.      99        --         49       493       641        148        493        (641)          --
Depreciation and amortization.....   1,216       645          9        12     1,882      1,870         12          --        1,882
Equity in the net income of
   investees......................   1,807        --         --     4,188     5,995      1,807      4,188      (5,995)          --
Other significant noncash items:
  Provision for credit losses.....   1,475        --         --        --     1,475      1,475         --          --        1,475
Segment pre-tax profit (loss).....   2,761     3,031        436    (1,813)    4,415      6,228     (1,813)         --        4,415
Income tax provision (benefit)....     754     1,177        109      (732)    1,308      2,040       (732)         --        1,308
Segment profit (loss).............   2,007     1,854        327    (1,081)    3,107      4,188     (1,081)         --        3,107
Segment assets.................... 593,784    28,373      1,265    70,006   693,428    623,422     70,006     (97,901)     595,527
-------------

(a) The financial information in the "Other" column is for the bank holding company.

NOTE 6 - Stock-Based Compensation

At September 30, 2004, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation (dollars in thousands):

                                                               For the three months ended         For the nine months ended
                                                                      September 30,                     September 30,
                                                             --------------------------------    -----------------------------
                                                                  2004              2003             2004             2003
                                                             ----------------    ------------    --------------    -----------

     Net income, as reported.................................     $   123          $   916            $ 2,642         $ 3,107
     Add: total stock-based employee compensation expense
          included in reported net income, net of related
          tax effects........................................          30                2                 76               5
     Deduct: total stock-based employee compensation
          expense determined under fair value method for
          all awards, net of related tax effects.............         (40)             (22)              (106)            (46)
                                                             ----------------    ------------    --------------    -----------
     Pro forma net income....................................     $   113          $   896            $ 2,612         $ 3,066
                                                             ================    ============    ==============    ===========

     Earnings per share:
          Basic - as reported................................     $  0.04          $  0.33            $  0.92         $  1.12
          Basic - pro forma..................................     $  0.04          $  0.30            $  0.88         $  1.04
          Diluted - as reported..............................     $  0.04          $  0.32            $  0.89         $  1.10
          Diluted - pro forma................................     $  0.04          $  0.30            $  0.85         $  1.02

NOTE 7 - Derivative Activities

The Company has interest rate cap contracts with notional amounts totaling $20.0 million that were purchased to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with the 5.50 percent contracts having five-year original maturities (maturing during May and June of 2006). An additional $20.0 million of 4.50 percent contracts having three-year original maturities expired during May and June of 2004. The total amount paid for the contracts was $1.2 million. The remaining contracts are reflected in the Company's consolidated balance sheet at their current combined fair value of approximately $3,000. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended September 30, 2004 and 2003, the impact of marking the contracts to market, reflected as additional (or reduced) interest expense on Federal Home Loan Bank ("FHLB") advances, was an increase (reduction) to net interest income of approximately ($26,000) and $20,000, respectively. During the nine months ended September 30, 2004 and 2003, the impact of marking the contracts to market was a reduction to net interest income of approximately ($53,000) and ($76,000), respectively.

NOTE 8 - Change in Goodwill

During the third quarter of 2004, the Company accelerated the payment of the earnout amount due as a result of the acquisition of Milne Scali & Company ("Milne Scali") in April 2002. The earnout payment was approximately $3.4 million and increased goodwill by that amount. No further amounts are payable as additional consideration under the Milne Scali acquisition contract. The earnout payment was accelerated as a result of the termination of a former officer of Milne Scali. See also Note 11 - Related Party Transactions.

NOTE 9 - Acquisitions

On July 31, 2004, in order to increase the scope of its insurance segment's operations, Milne Scali acquired the assets of a Denver, Colorado-based surety producer, for $150,000 of cash. Acquisitions of insurance agencies generally result in the recognition of intangible assets due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. The entire purchase price of $150,000 was allocated to an intangible asset (customer lists), which the surety producer had recently purchased from his former employer. The intangible asset will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The intangible asset, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The results of operations of the acquired assets are being included in the Company's consolidated financial statements effective August 1, 2004.

Milne Scali entered into an option agreement with an insurance agency and an insurance producer on August 17, 2004 (the "Option Agreement"), in order to further increase the scope of its insurance segment's operations in Utah. The Option Agreement gives Milne Scali an irrevocable right to purchase all of the assets of the insurance agency at any time until January 31, 2006. The insurance producer, the sole shareholder of the insurance agency, also entered into an employment and non-competition agreement with Milne Scali on August 17, 2004. The primary term of his employment will be through January 31, 2006. Milne Scali will make monthly payments of approximately $3,000 in partial consideration for the grant of the option. These payments will be made to the former owners of the insurance agency for debt totaling $397,000, which the insurance producer incurred when he acquired the agency in August of 2001. Milne Scali has not assumed these obligations and the payments will end if the insurance producer's employment is terminated or if Milne Scali exercises the option. The option price is the assumption of the remaining debt obligations. The principal balance of the debt when Milne Scali entered into the Option Agreement was approximately $288,000 and the balance will be approximately $268,000 in January of 2006 prior to the expiration of the Option Agreement.

NOTE 10 - Loans Held for Sale

The Bank has initiated a financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by a mortgage company. Residential mortgage loans held for sale at September 30, 2004 totaled $24.7 million. The majority of the residential mortgage loans will be paid in full within 60 days. The maximum term for these loans is 120 days. It is anticipated that additional residential mortgage loans will be purchased under the program. The Bank has also initiated a financing program in which the Bank purchases interests in student loans originated by a student loan origination company. Student loans held for sale at September 30, 2004 totaled $14.8 million. The student loans will be held until the end of the first quarter or beginning of the second quarter of 2005 at which time they will be paid in full by proceeds received from the sale of these loans on the secondary market. It is anticipated that additional student loans will be purchased under the program.

NOTE 11 - Related Party Transactions

On July 23, 2004, Milne Scali paid to a former executive officer, Terrence M. Scali, $688,000 representing the remaining salary due under his multi-year employment contract. Mr. Scali is a director of BNCCORP.

On September 14, 2004, Milne Scali paid to the former stockholders of Milne Scali the remaining amount due under the earnout provisions of the Milne Scali purchase agreement. The accelerated earnout payment of $3.4 million included payments to trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali. Richard W. Milne, Jr. is Chairman and President of Milne Scali and Terrence M. Scali is a director of BNCCORP. No further amounts are payable as additional consideration under the Milne Scali purchase agreement.

On September 14, 2004, BNCCORP issued 150 shares of its noncumulative preferred stock, $0.01 par value per share, to a trust controlled by Richard W. Milne, Jr. for aggregate cash consideration of $1.5 million. The noncumulative preferred stock has a preferred noncumulative dividend payable at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. Richard W. Milne, Jr. is Chairman and President of the Bank's subsidiary Milne Scali.

NOTE 12 - Recently Issued or Adopted Accounting Standards

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

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. This prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company expects to adopt SOP 03-3 on January 1, 2005. At this time, adoption of SOP 03-3 is not expected to have a material impact on the Company's financial position or results of operations.

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

At its March 2004 meeting, the Emerging Issues Task Force ("EITF") revisited EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF No. 03-1"). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities' fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning on July 1, 2004, however the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No. 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have an impact on the Company's financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.


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

  Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Assets. Our total assets increased $23.5 million, from $621.5 million at December 31, 2003 to $645.0 million at September 30, 2004. The following table presents our assets by category as of September 30, 2004 and December 31, 2003, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                      Change
                                                                                            ----------------------------
                  Assets                           September 30,        December 31,
                                                       2004                 2003                 $               %
                                                 -----------------    ------------------    -------------    -----------
Cash and due from banks....................             $  13,209             $  12,520          $   689           5.5%
Investment securities available
    for sale...............................               236,318               262,568          (26,250)       (10.0)%  (a)
Federal Reserve Bank and Federal
    Home Loan Bank Stock...................                 7,782                 7,596              186           2.4%
Loans held for sale........................                39,520                    --           39,520             --  (b)
Loans and leases, net......................               280,130               278,792            1,338           0.5%
Premises and equipment, net................                21,001                18,570            2,431          13.1%  (c)
Interest receivable........................                 2,550                 2,462               88           3.6%
Other assets...............................                14,240                15,507           (1,267)        (8.2)%
Goodwill...................................                21,834                15,089            6,745          44.7%  (d)
Other intangible assets, net...............                 8,403                 8,373               30           0.4%
                                                 -----------------    ------------------    -------------    -----------
         Total assets......................             $ 644,987             $ 621,477          $23,510           3.8%
                                                 =================    ==================    =============    ===========
-------------------

(a) During the nine-month period ended September 30, 2004, we purchased $58.7 million of investment securities while we sold $51.5 million and there were $31.0 million of investment securities that matured and were paid off. We used the proceeds from the investment security sales and maturities to fund some of the loans held for sale discussed in note (b) below.

(b) The Bank has initiated a financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by a mortgage company. Residential mortgage loans held for sale at September 30, 2004 totaled $24.7 million. The majority of the residential mortgage loans will be paid in full within 60 days. The maximum term for these loans is 120 days. It is anticipated that additional residential mortgage loans will be purchased under the program. The Bank has also initiated a financing program in which the Bank purchases interests in student loans originated by a student loan origination company. Student loans held for sale at September 30, 2004 totaled $14.8 million. The student loans will be held until the end of the first quarter or beginning of the second quarter of 2005 at which time they will be paid in full by proceeds received from the sale of these loans on the secondary market. It is anticipated that additional student loans will be purchased under the program.

(c) The increase in premises and equipment is primarily attributable to our renovation of a banking facility in Golden Valley, Minnesota along with some upgrading of our location at 322 East Main Avenue in Bismarck.

(d) Goodwill increased due to the 2004 earnout payment related to the acquisition of Milne Scali ($2.6 million) as well as the goodwill generated by three insurance agency acquisitions ($1.4 million) and a mortgage company acquisition ($225,000) between December 31, 2003 and September 30, 2004. Additionally, during the third quarter of 2004, we paid the accelerated earnout related to the Milne Scali acquisition ($3.4 million). The accelerated earnout payment is the final payment due under the Milne Scali acquisition agreement.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three- and six-month periods ended September 30, 2004 and 2003 (amounts are in thousands):

                                                       Three Months                         Nine Months
                                                   Ended September 30,                   Ended September 30,
                                           ------------------------------------- -----------------------------------
                                                   2004              2003               2004             2003
                                           -------------------- ---------------- ----------------- -----------------
Balance, beginning of period...............         $   3,443       $   4,953         $   4,763         $   5,006
Provision for credit losses................                --             300                --             1,475
Loans charged off..........................               (23)           (438)           (1,596)           (1,725)
Loans recovered............................                 4              12               257                71
                                           -------------------- ---------------- ----------------- -----------------
Balance, end of period.....................         $   3,424       $   4,827         $   3,424         $   4,827
                                           ==================== ================ ================= =================
Ending loan portfolio .....................         $ 323,074       $ 279,391
                                           ==================== ================
Allowance for credit losses as
  a percentage of ending loan portfolio....             1.06%           1.73%


As of September 30, 2004, our allowance for credit losses was 1.06 percent of total loans as compared to 1.73 percent at September 30, 2003. The decrease is reflective of approximately $1.6 million of charge-offs and the reduced reserve requirement related to a significant decline in nonperforming loans between December 31, 2003 and September 30, 2004. Nonperforming loans declined from approximately $8.0 million to $864,000 over the nine-month period ended September 30, 2004.

There was no provision for loan losses for the three- or nine-month periods ended September 30, 2004 compared to $300,000 and $1.5 million, respectively, for the three- and nine-month periods ended September 30, 2003. This decrease is a direct response to a significant reduction in nonperforming loans between December 31, 2003 and September 30, 2004. See "-Nonperforming Assets" below.

Loans charged off during the first three quarters of 2004 totaled $1.6 million, representing a $129,000 decrease from loans charged off during the same period of 2003. The charge-offs for 2004 were primarily attributable to charge-offs of approximately $1.2 million related to one commercial loan in the first quarter of 2004. $975,000 of the $1.2 million was reserved for as of December 31, 2003 and $162,000 related to this loan was collected in June 2004. During the second quarter of 2004, we also charged off $264,000 related to a business loan. A settlement agreement was subsequently entered into with respect to this loan and monthly payments have resumed. The payments will be credited to the allowance for credit losses as received.


Net charge-offs as a percentage of average total loans for the three- and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     2004        2003        2004       2003
                                  ----------  ----------  ---------- -----------
Ratio of net charge-offs to
  average total loans.............  (0.01)%      (0.15)%    (0.48)%     (0.52)%
Ratio of net charge-offs to
  average total loans,
  annualized......................  (0.03)%      (0.58)%    (0.64)%     (0.70)%

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan. Specific reserves totaled approximately $956,000 at September 30, 2004.

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and, using historical loss information, estimate a loss reserve for each pool. Reserves for homogeneous loan pools totaled approximately $2.4 million at September 30, 2004.

     Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail-lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history. Our qualitative reserve totaled approximately $76,000 at September 30, 2004.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                              September 30,      December 31,
                                                   2004              2003
                                            ----------------  -----------------
Nonperforming loans:
   Loans 90 days or more delinquent
    and still accruing interest.............    $      27         $      38
   Nonaccrual loans.........................          837             7,913
   Restructured loans.......................           --                --
                                            ----------------  -----------------
Total nonperforming loans...................          864             7,951
   Other real estate owned and
    repossessed assets......................           --                --
                                            ----------------  -----------------
Total nonperforming assets..................    $     864         $   7,951
                                            ================  =================
Allowance for credit losses.................    $   3,424         $   4,763
                                            ================  =================
Ratio of total nonperforming assets
 to total assets ...........................        0.13%             1.28%
Ratio of total nonperforming loans
 to total loans.............................        0.27%             2.80%
Ratio of allowance for credit losses
 to total nonperforming loans...............         396%               60%

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

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at September 30, 2004 or December 31, 2003.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at September 30, 2004 or at December 31, 2003.

Liabilities. Our total liabilities increased approximately $19.9 million, from $581.3 million at December 31, 2003 to $601.2 million at September 30, 2004. The following table presents our liabilities by category as of September 30, 2004 and December 31, 2003 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                     Change
                                                                                         -------------------------------
              Liabilities                      September 30,         December 31,
                                                   2004                  2003                  $                 %
                                            -------------------    ------------------    ---------------    ------------
DEPOSITS:
Noninterest-bearing....................             $   61,164            $   44,725       $    16,439           36.8%  (a)
Interest-bearing -
  Savings, interest checking and money
     market............................                204,586               215,525           (10,939)         (5.1)%  (b)
  Time deposits $100,000 and over......                 64,526                46,569            17,957           38.6%  (c)
  Other time deposits..................                 96,158                89,123             7,035            7.9%  (c)
Short-term borrowings..................                 29,869                31,383            (1,514)         (4.8)%
Federal Home Loan Bank advances........                102,200               112,200           (10,000)         (8.9)%  (d)
Long-term borrowings...................                 10,095                 8,640             1,455           16.8%  (e)
Guaranteed preferred beneficial
  interests in company's subordinated
  debentures...........................                 22,249                22,397              (148)         (0.7)%
Other liabilities......................                 10,401                10,729              (328)         (3.1)%
                                            -------------------    ------------------    ---------------
         Total liabilities.............             $  601,248            $  581,291       $    19,957            3.4%
                                            ===================    ==================    ===============
-------------------

(a) Noninterest-bearing deposits increased due to deposit growth generated primarily by our recently opened Scottsdale and Phoenix (Arizona) and Golden Valley (Minnesota) branches. Such deposits can also fluctuate on a day-to-day basis due to the number of commercial customers we serve and the nature of their transaction account activity.

(b) The decrease in savings, interest checking and money market deposits is largely attributable to the fact that, at December 31, 2003, several customers had funds in our Wealthbuilder deposit accounts awaiting placement into the CDARSsm certificates of deposit program. These balances were transferred during 2004. Decreases in this category can also be attributable to the fact that, at year-end, commercial customers often draw down on their lines of credit and place the money in their deposit accounts. Subsequently, during the following year, the deposits are used to pay down the lines of credit. These reductions in balances in this category were offset by growth in the Wealthbuilder family of deposit products, particularly in the Arizona and Minnesota markets.

(c) Certificates of deposit increased due to a $14.7 million increase in brokered deposits and a $13.8 million increase in deposits made under the CDARSsm program, including some of the deposits noted in (b) above. The CDARSsm program was implemented during the second half of 2003. These increases were offset by a $7.5 million decrease in national market certificates of deposit as these deposits matured and were replaced with other funding sources.

(d) $10.0 million of FHLB advances held at December 31, 2003 matured in January 2004.

(e) The increase in long-term borrowings is attributable to a $1.5 million advance made in June 2004 for the purpose of repurchasing our outstanding shares of noncumulative preferred stock for $1.5 million.

Stockholders' Equity. Our stockholders' equity increased approximately $3.6 million between December 31, 2003 and September 30, 2004. This increase was attributable to earnings of approximately $2.6 million coupled with approximately $1.2 million of other transactions such as stock option exercises, vesting of restricted stock and stock issued in acquisitions. These increases were offset by a $232,000 decrease in accumulated other comprehensive income and the payment of $65,000 of preferred stock dividends. Our outstanding shares of noncumulative preferred stock was repurchased for $ 1.5 million (its liquidation preference) during the second quarter of 2004 and then reissued for $1.5 million during the third quarter of 2004.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of September 30, 2004:

                               Tier 1             Total
                               Risk-              Risk-            Tier 1
                               Based              Based           Leverage
                               Ratio              Ratio             Ratio
                           ---------------   ----------------   --------------
BNCCORP, consolidated......     6.33%              8.98%            4.43%
BNC National Bank..........     9.67%             10.47%            6.77%


As of September 30, 2004, the Company and the Bank exceeded capital adequacy requirements and the Bank was considered "well capitalized" under prompt corrective action provisions.

At September 30, 2004, our consolidated tier 1 leverage ratio was 4.43 percent compared with 4.90 percent at December 31, 2003. Our consolidated tier 1 risk-based capital ratio was 6.33 percent at September 30, 2004 versus 7.14 percent at December 31, 2003. Our consolidated total risk-based capital ratio was 8.98 percent at September 30, 2004 versus 10.63 percent at December 31, 2003. The change in capital ratios during the nine-month period primarily reflected the payment of the 2004 earnout related to the Milne Scali acquisition (which increased goodwill by $2.6 million), the payment of the accelerated earnout related to the Milne Scali acquisition (which increased goodwill by $3.4 million) and the acquisitions of three insurance agencies and a mortgage company (which increased goodwill and other intangible assets by approximately $1.6 million). The payment of the accelerated earnout is the final earnout payment due under the Milne Scali acquisition agreement and was precipitated by the termination of an executive officer of Milne Scali. The accelerated earnout payment represented payments that would have been made during 2005 and 2006 under the Milne Scali acquisition agreement.

Capital expenditures expected during the remainder of 2004 could consist of the purchase or leasing of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value. Such capital expenditures will be paid through cash generated from operations. Additionally, potential acquisitions could increase capital expenditures as such transactions are consummated. Such capital expenditures would likely be paid through cash generated from operations or the issuance of BNCCORP common stock.

          Comparison of Operating Results for the Three and Nine Months
                       Ended September 30, 2004 and 2003

General. We reported net income of $123,000, or $0.04 per share on a diluted basis, for the third quarter ended September 30, 2004. For the same quarter of 2003, we reported net income of $916,000, or $0.32 per diluted share.

Results for the 2004 third quarter included the expense of $688,000 related to the previously announced termination of the employment of a former officer of our insurance subsidiary. The payment represented the acceleration of the remaining salary due under his multi-year employment contract originally scheduled to expire in April 2007. The recent quarter's results also reflect our continued investments in branch locations, business operations and management personnel that we believe will generate profitable growth and enhance the value of the Company in the long term. While these growth initiatives have not yet translated into higher earnings, we are already beginning to see some results, especially in terms of deposit growth, loan growth, including our mortgage loan financing business, and rising insurance commission volume.

Growth initiatives during 2003 and 2004 included new branch offices in Phoenix and Scottsdale, Arizona, and Golden Valley, Minnesota. Additionally, we expanded our insurance segment through asset acquisitions in Salt Lake City, Utah; Tucson and Prescott Valley, Arizona; and Denver, Colorado. We also acquired a mortgage banking operation based in Tempe, Arizona.

Looking forward to the fourth quarter of 2004, we believe we can produce a healthy improvement in earnings as compared with this year's third quarter which was impacted in particular by the employment contract termination payment mentioned earlier. We are pleased with the $51.5 million, or 15.3 percent, growth in core deposits over the twelve-month period ended September 30, 2004 and the positive trends emerging in yield on earning assets and the cost of interest-bearing liabilities (discussed in the sections that follow). Over the twelve-month period ended September 30, 2004, noninterest-bearing deposits increased $20.1 million, or 49.1 percent, while core certificates of deposit grew $18.7 million over the same period. A significant portion of this deposit growth has come from the new branch offices discussed above.

Net interest income for the third quarter of 2004 was $3.86 million, up 27.0 percent from $3.04 million in the same period of 2003. This increase reflected a widening of the net interest margin to 2.72 percent for the quarter ended September 30, 2004, from 2.21 percent for the same period in 2003.

Noninterest income was $5.60 million for the 2004 third quarter,  an increase of
3.6 percent from $5.40 million for the year-ago period. Commissions generated by our insurance agency subsidiary, Milne Scali, were the largest contributor to noninterest income ($4.31 million) rising 23.3 percent from the year-ago quarter, primarily due to acquisitions. Trust and financial services income rose slightly compared with the same quarter of 2003, while loan fees, service charges, brokerage income and net gain on the sale of securities decreased. Noninterest income represented 59.20 percent of gross revenues for the recent quarter, down from 64.01 percent a year ago.

Noninterest expense for the third quarter of 2004 was $9.37 million, compared with $6.83 million in the same quarter of 2003. The increase primarily reflected higher employee and occupancy expenses due to the expansion of our branch offices and insurance agency operations as well as the employment contract termination expense noted earlier. Further discussion of our performance in the third quarter of 2004 versus that of the third quarter of 2003 is presented in the sections that follow.

For the first nine months of 2004, we reported net income of $2.64 million, or $0.89 per diluted share, compared with net income of $3.11 million, or $1.10 per diluted share, in the same period of 2003.

Net interest income was $11.80 million for the first nine months of 2004, rising
19.9 percent from $9.85 million in the year-ago period. The net interest margin widened to 2.85 percent for the first nine months of 2004, from 2.44 percent for the same period in 2003. Some nonrecurring items impacted net interest income and margin for the nine months ended September 30, 2004 and 2003 and those are discussed in the section that follows.

Noninterest  income rose to $17.66  million for the first nine months of 2004, a
10.2 percent increase from $16.03 million in the same period of 2003. The increase largely reflected a higher volume of insurance commissions. Trust and financial services income decreased from the year-ago period, which included a $488,000 transaction fee generated by the Bank's financial services division. Noninterest income represented 59.94 percent of gross revenues for the recent period, compared with 61.95 percent for the same 2003 period. Additionally, a nonrecurring gain of $527,000 from the final resolution of a reinsurance program previously associated with Milne Scali, was reflected in other income during the recent nine-month period.

Noninterest expense for the first nine months of 2004 was $25.92 million, an increase of 29.7 percent compared with $19.99 million in the year-ago period, largely due to the employment contract termination expense and investments in staffing and locations, as noted previously. Further discussion of our performance in the first nine months of 2004 versus the same period in 2003 is presented in the sections that follow.

Net Interest Income. Net interest income for the three-month period ended September 30, 2004 increased approximately $821,000, or 27.0 percent, from approximately $3.04 million to approximately $3.86 million. Net interest margin increased to 2.72 percent for the quarter ended September 30, 2004 from 2.21 percent for the same period one year earlier. The 51 basis point improvement in net interest margin reflected an increase in average earning asset volume coupled with a 29 basis point increase in yield on earning assets. Importantly, average interest-bearing deposit volume increased $27.33 million and was coupled with a 31 basis point reduction in the cost of those deposits. The cost of total interest-bearing liabilities was reduced by 29 basis points in the 2004 versus 2003 third quarter.

Net interest income for the nine-month period ended September 30, 2004 increased approximately $1.96 million, or 19.9 percent, from approximately $9.85 million to approximately $11.80 million. Net interest margin increased to 2.85 percent for the nine months ended September 30, 2004 from 2.44 percent for the same period one year earlier. Net interest income and margin for the nine-month period ended September 30, 2004 were favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003. Net interest income and margin for the nine-month period ended September 30, 2003 were negatively impacted by the charge-off of interest income of approximately $287,000 on the same loan. Additionally, net interest income and margin for the nine-month periods ended September 30, 2004 and 2003 were negatively impacted by derivative contract-related transactions during the periods totaling approximately ($53,000) and ($76,000), respectively. Without these interest income variances and derivative transactions, net interest income for the periods would have been approximately $11.45 and $10.21 million, respectively, and net interest margin would have been 2.76 and 2.53 percent, respectively.

A significant contribution to the improvement in net interest margin for the nine-month period ended September 30, 2004 was a 45 basis point reduction in the cost of interest-bearing liabilities caused by a 46 basis point reduction in the cost of interest-bearing deposits coupled with a 50 basis point reduction in the cost of borrowings. Our active management of deposit costs during the latter part of 2003 and the early part of 2004 along with a change in the mix of the average interest-bearing deposit portfolio (a reduction in certificates of deposit and an increase in interest checking and money market deposits) helped to create this reduction in the cost of interest-bearing liabilities.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three- and nine-month periods ended September 30, 2004 and 2003, as well as the changes between the periods presented. Significant factors contributing to the increase in net interest income and net interest margin are discussed in lettered notes below the tables (amounts are in thousands):

                                                   Three Months Ended September 30,
                                ------------------------------------------------------------------
                                              2004                                2003                             Change
                                --------------------------------  --------------------------------  --------------------------------
                                            Interest    Average               Interest   Average                Interest   Average
                                 Average    earned     yield or     Average    earned    yield or    Average      earned    yield
                                 balance    or paid      cost       balance    or paid     cost      balance     or paid   or cost
                                ---------- ---------- ----------  ---------- ---------- ----------  ----------  ---------  ---------
 Interest-earning assets
Federal funds sold/interest
  bearing due from............  $     781   $     3      1.53%    $   4,223    $    9     0.85%      $ (3,442)   $    (6)   0.68%
Investments...................    269,529     2,780      4.10%      251,496     2,189     3.45%        18,033        591    0.65%(a)
Loans.........................    297,466     4,593      6.14%      293,619     4,536     6.13%         3,847         57    0.01%(b)
  Allowance for loan losses...     (3,436)       --                  (4,776)       --                   1,340         --
                                ---------- ----------             ---------- ----------             ----------  ---------
  Total interest-earning
   assets.....................  $ 564,340     7,376      5.20%    $ 544,562     6,734     4.91%      $ 19,778        642    0.29%
                                ========== ----------             ========== ----------             ==========  ---------
 Interest-bearing liabilities
Interest checking & money
  market accounts.............  $ 194,267       511      1.05%    $ 182,015       500     1.09%      $ 12,252         11   -0.04%(c)
Savings.......................      6,563        11      0.67%        6,285        13     0.82%           278         (2)  -0.15%
Certificates of deposit
  under $100,000..............     96,749       597      2.45%       92,057       711     3.06%         4,692       (114)  -0.61%
Certificates of deposit
  $100,000 and over...........     64,485       471      2.91%       54,373       517     3.77%        10,112        (46)  -0.86%(d)
                                ---------- ----------             ---------- ----------             ----------  ---------
  Interest-bearing deposits...    362,064     1,590      1.75%      334,730     1,741     2.06%        27,334       (151)  -0.31%
Short-term borrowings.........     30,920       140      1.80%       21,935        84     1.52%         8,985         56    0.28%(e)
Federal Home Loan Bank
  advances....................    109,063     1,246      4.54%      116,985     1,345     4.56%        (7,922)       (99)  -0.02%(f)
Long-term borrowings..........     10,100        99      3.90%        8,662        97     4.44%         1,438          2   -0.54%
Subordinated debentures.......     22,180       443      7.95%       22,094       430     7.72%            86         13    0.23%
                                ---------- ----------             ---------- ----------             ----------  ---------
  Total borrowings............    172,263     1,928      4.45%      169,676     1,956     4.57%         2,587        (28)  -0.12%
                                ---------- ----------             ---------- ----------             ----------  ---------
  Total interest-bearing
    liabilities...............  $ 534,327     3,518      2.62%    $ 504,406     3,697     2.91%      $ 29,921       (179)  -0.29%
                                ========== ----------             ==========                        ==========
  Net interest income/spread..              $ 3,858      2.58%                 $3,037     2.00%                  $   821    0.58%
                                           ==========                        ==========                         =========
  Net interest margin.........                           2.72%                            2.21%                             0.51%(g)
Notation:
Noninterest-bearing deposits..  $  55,908        --               $  40,934        --                $ 14,974         --
                                ----------                        -----------                       ----------
  Total deposits..............  $ 417,972   $ 1,590      1.51%    $ 375,664    $1,741     1.84%      $ 42,308    $  (151)  -0.33%
                                ========== ==========             ========== ==========             ==========  =========
Taxable equivalents:
  Total interest-earning
    assets....................  $ 564,340   $ 7,413      5.23%    $ 544,562    $6,964     5.09%      $ 19,778    $   449    0.14%
  Net interest income/spread..         --   $ 3,895      2.61%           --    $3,267     2.18%            --    $   628    0.43%
  Net interest margin.........         --        --      2.75%           --        --     2.39%            --         --    0.36%
------------------------------

                                                     Nine Months Ended September 30,
                                -------------------------------------------------------------------
                                             2004                               2003                            Change
                                --------------------------------  --------------------------------- --------------------------------
                                            Interest    Average                Interest    Average               Interest    Average
                                 Average    earned     yield or     Average     earned    yield or    Average     earned    yield
                                 balance    or paid      cost       balance    or paid      cost       balance    or paid    or cost
                                ---------- ---------- ----------  ---------- ----------- ---------- ----------- ---------  ---------
 Interest-earning assets
Federal funds sold/interest
   bearing due from...........  $     375   $     3      1.07%    $  1,663     $    10    0.80%      $ (1,288)   $    (7)   0.27%
Investments...................    279,568     8,730      4.17%     225,897       6,499    3.85%        53,671      2,231    0.32%(a)
Loans.........................    277,854    13,456      6.47%     317,188      14,958    6.31%       (39,334)    (1,502)   0.16%(b)
  Allowance for loan losses...     (3,919)       --                 (4,948)         --                  1,029         --
                                ---------- ----------             ---------- -----------            ----------- ---------
  Total interest-earning
   assets.....................  $ 553,878    22,189      5.35%    $539,800      21,467    5.32%      $ 14,078        722    0.03%
                                ========== ----------             ========== -----------            =========== ---------
Interest-bearing liabilities
Interest checking & money
  market accounts.............  $ 197,051     1,521      1.03%    $182,236       1,659    1.22%      $ 14,815       (138)  -0.19%(c)
Savings.......................      6,624        34      0.69%       5,878          39    0.89%           746         (5)  -0.20%
Certificates of deposit
  under $100,000..............     95,571     1,837      2.57%      96,607       2,347    3.25%        (1,036)      (510)  -0.68%
Certificates of deposit
  $100,000 and over...........     54,783     1,354      3.30%      58,207       1,725    3.96%        (3,424)      (371)  -0.66%(d)
                                ---------- ----------             ---------- -----------            ----------- ---------
  Interest-bearing deposits...    354,029     4,746      1.79%     342,928       5,770    2.25%        11,101     (1,024)  -0.46%
Short-term borrowings.........     30,094       357      1.58%      22,492         305    1.81%         7,602         52   -0.23%(e)
Federal Home Loan Bank
  advances....................    111,254     3,707      4.45%     107,710       3,953    4.91%         3,544       (246)  -0.46%(f)
Long-term borrowings..........      9,132       280      4.10%       8,615         292    4.53%           517        (12)  -0.43%
Subordinated debentures.......     22,203     1,296      7.80%      22,105       1,300    7.86%            98         (4)  -0.06%
                                ---------- ----------             ---------- -----------
  Total borrowings............    172,683     5,640      4.36%     160,922       5,850    4.86%        11,761       (210)  -0.50%
                                ---------- ----------             ---------- -----------            ----------- ---------
  Total interest-bearing
    liabilities...............  $ 526,712    10,386      2.63%    $503,850      11,620    3.08%      $ 22,862     (1,234)  -0.45%
                                ========== ----------             ==========                        ===========
  Net interest income/spread..              $11,803      2.72%                 $ 9,847    2.24%                  $ 1,956    0.48%
                                           ==========                        ===========                        =========
  Net interest margin.........                           2.85%                            2.44%                             0.41%(g)
Notation:
Noninterest-bearing deposits..  $  48,607       --                $ 39,210          --               $  9,397         --
                                ----------                        ----------                        -----------
  Total deposits..............  $ 402,636   $ 4,746      1.57%    $382,138     $ 5,770    2.02%      $ 20,498    $(1,024)  -0.45%
                                ========== ==========             ========== ===========            =========== =========
Taxable equivalents:
  Total interest-earning
    assets....................  $ 553,878   $22,811      5.50%    $539,800     $22,053    5.46%      $ 14,078    $   758    0.04%
  Net interest income/spread..         --   $12,425      2.87%          --     $10,433    2.38%            --    $ 1,992    0.49%
  Net interest margin.........         --        --      3.00%          --          --    2.58%            --         --    0.42%

---------------------------------

(a) Average investments during the three- and nine-month periods ended September 30, 2004 exceeded those for the same periods in 2003 due to our portfolio and liquidity management strategies, including the purchase of investment securities to offset a decrease in the earning asset portfolio that resulted from a net decrease in loan volume. While total investments at September 30, 2004 were $236.3 million compared with $246.3 million at September 30, 2003, (due to securities sales and maturities during the nine-month period ended September 30, 2004), the average balances for the two 2004 periods reflected above exceeded those for the 2003 periods. The yield variance in the three-month period was primarily attributable to events during 2003 when increased premium amortization on mortgage-backed securities and collateralized mortgage obligations and increased prepayments in the third quarter of 2003 resulted from the record-low mortgage rates in the second quarter of 2003.

(b) Average loans in the nine-month comparison above decreased primarily as a result of general planned loan payoffs and paydowns of commercial revolving lines of credit. Actual loan balances at September 30, 2004 and September 30, 2003 were $323.1 and $279.4 million, respectively. The September 30, 2004 loan volume was impacted by $24.7 million of residential mortgage loans and $14.8 million of student loans held for sale as of that date under the recently established loan programs described in Note 10 to the financial statements included under Item I. Loan yield for the nine-month period ended September 30, 2004 was favorably impacted by the recovery of $408,000 of cash basis interest income on a $4.5 million loan that was classified as nonaccrual at December 31, 2003 and was paid in full during the first quarter of 2004. Without this recovery, interest income on loans for the nine-month period ended September 30, 2004 would have been approximately $13.0 million and the yield on loans would have been 6.27 percent. Loan yield for the nine-month period ended September 30, 2003 was negatively impacted by the charge-off of $287,000 of interest income on the same loan. Without this charge-off, interest income on loans for the nine-month period ended September 30, 2003 would have been approximately $15.2 million and the yield on loans would have been 6.43 percent.

(c) Increased average balances of interest checking and money market accounts represents additional growth in our floating-rate Wealthbuilder deposit products. These transaction accounts can fluctuate significantly based on the cash management activities of our commercial customers. This is evidenced by the fact that, as indicated earlier, the period-end balance in these accounts at September 30, 2004 is down from the period-end balance at December 31, 2003. Commercial customers often draw down on their lines of credit at year-end and place these funds in interest checking and money market accounts. After year-end, customers pay down on their lines of credit using these funds. While this can negatively impact the period end numbers in the subsequent year, averages for the presented periods were actually up in 2004 versus the same periods in 2003. Yields in this deposit category declined in 2004 for the three- and nine-month comparisons due to our active management of deposit costs in late 2003 and early 2004.

(d) For the three months ended September 30, 2004, average balances in brokered, national market and CDARSsm certificates of deposit totaled $32.0, $6.3 and $15.7 million, respectively. Average balances in brokered and national market and CDARSsm certificates of deposit totaled $22.3 and $17.3 million and $32,000, respectively, for the three months ended September 30, 2003. For the nine months ended September 30, 2004, average balances of brokered, national market and CDARSsm certificates of deposit were $23.6, $8.8 and $12.3 million, respectively. For the same period during 2003, average balances of brokered, national market and CDARSsm certificates of deposit totaled $25.6 and $21.6 million and $11,000, respectively. The reduced cost of these certificates of deposit reflects the maturity of higher rate certificates of deposit and renewal or origination of new certificates of deposit at lower current rates.

(e) Average short-term borrowings increased during the three- and nine-month periods ended September 30, 2004 over the same periods in 2003 due to an increase in average Federal funds purchased. For the three-month periods ended September 30, 2004 and 2003, average Federal funds purchased were $15.5 and $5.0 million, respectively. For the nine-month periods ended September 30, 2004 and 2003, average Federal funds purchased were $14.1 and $6.8 million, respectively. Reduced costs of short-term borrowings for the nine-month period ended September 30, 2004 reflect the overall interest rate environment in 2004 versus 2003. Increased costs of short-term borrowings for the three-month period ended September 30, 2004 reflect recent increases in the Federal funds rate by the Federal Reserve.

(f) The increase in volume of FHLB advances for the nine-month period ended September 30, 2004 resulted from the use of additional short-term FHLB advances in early 2004. Short-term FHLB advances are used to manage liquidity similar to how Federal funds purchased are used on a day-to-day basis. The short-term advances provide us with a slightly more cost-effective way of managing short-term liquidity needs since the FHLB gives a discount for advances of $10.0 million or more. The lower costs of FHLB advances reflect the overall lower rate structure in 2004 versus 2003. For the three-month period ended September 30, 2004, average FHLB advances declined as compared to the same period in 2003 due to the increase in other funding sources. The yield in 2004 compared with 2003 is beginning to reflect Federal Reserve rate increases during 2004.

(g) Net interest margin for the nine months ended September 30, 2004 was favorably impacted by the previously mentioned recovery of cash basis interest income of $408,000 during the quarter ended March 31, 2004. Without this recovery, and without the impact of derivative contract adjustments, net interest margin would have been 2.76 percent for the nine months ended September 30, 2004. Additionally, net interest margin for the nine months ended September 30, 2003 was negatively impacted by the charge-off of interest income on the same loan of $287,000 during the quarter ended March 31, 2003. Without this charge-off and without the impact of derivative contract adjustments, net interest margin would have been 2.53 percent for the nine months ended September 30, 2003.

Provision for Credit Losses. There was no provision for credit losses for the three- or nine-month periods ended September 30, 2004 as compared to $300,000 and $1.5 million, respectively, for the three- and nine-month periods ended September 30, 2003. No provisions for credit losses have been necessary during 2004 largely due to the significant decline in nonperforming assets between December 31, 2003 and September 30, 2004. See "Comparison of Financial Condition at September 30, 2004 and December 31, 2003 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of our noninterest income for the three- and nine-month periods ended September 30, 2004 and 2003 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

        Noninterest Income         Three Months Ended                              Nine Months Ended
                                     September 30,              Change               September 30,               Change
                                ------------------------ --------------------- -------------------------- ---------------------
                                  2004         2003          $          %         2004          2003          $          %
                                ----------  ------------ ---------- ---------- -----------  ------------- ---------- ----------
Insurance commissions...........  $ 4,312     $ 3,498      $ 814       23.3%     $13,296       $ 10,983     $2,313       21.1% (a)
Fees on loans...................      455         698       (243)    (34.8)%       1,370          1,641       (271)    (16.5)% (b)
Service charges.................      214         239        (25)    (10.5)%         635            667        (32)     (4.8)%
Trust and financial services....      120          95         25       26.3%         378            912       (534)    (58.6)% (c)
Net gain on sales of securities.      116         448       (332)    (74.1)%         167            869       (702)    (80.8)% (d)
Brokerage income................       95         141        (46)    (32.6)%         448            291        157       54.0% (e)
Rental income...................       25          68        (43)    (63.2)%          86            145        (59)    (40.7)%
Other...........................      261         215         46       21.4%       1,280            524        756      144.3% (f)
                                ----------  ------------ ----------            -----------  ------------- ----------

Total noninterest income........  $ 5,598     $ 5,402      $ 196        3.6%     $17,660       $ 16,032     $1,628       10.2%
                                ==========  ============ ==========            ===========  ============= ==========

Noninterest income as a
 percent of gross revenues......    59.2%       64.0%                 (4.8)%       59.9%          61.9%                 (2.0)%
                                ==========  ============                       ===========  =============

-----------------

(a) Insurance commissions increased due to growth in the insurance segment, including production from the Tucson location acquired on December 31, 2003, the Salt Lake City location acquired on March 31, 2004, the Prescott Valley location acquired on June 30, 2004 and the Denver location acquired on July 31, 2004. Additionally, there was an increase in contingency fee income received from insurance companies. Contingency fee income recognized during the nine months ended September 30, 2004 was $1.34 million compared to $945,000 for the same period in 2003.

(b) Loan fees included in noninterest income decreased during the three- and nine-month periods ended September 30, 2004 due to the amount and nature of loan transactions completed during the periods as compared to the same periods in 2003. During the nine-month period ended September 30, 2004 we originated and sold $42.1 million of loans compared with $63.1 million during the same period in 2003.

(c) Trust and financial services revenues have decreased in 2004 primarily due to a $488,000 fee received (during the second quarter of 2003) by the Bank's financial services division for the management of the sale of two companies on behalf of a customer.

(d) Gains and/or losses on the sale of investment securities vary from period to period due to the volume and nature of the securities transactions affected during the period. Investment securities sales for the nine-month period ended September 30, 2004 totaled $51.5 million while sales for the nine-month period ended September 30, 2003 totaled $71.5 million.

(e) Brokerage revenue has increased on a year to date basis primarily due to increased production in the Minnesota market.

(f) Other noninterest income increased during the nine-month period ended September 30, 2004 primarily due to the receipt of $527,000 by Milne Scali. The payment related to the final resolution of a reinsurance program previously associated with Milne Scali.


Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- and nine-month periods ended September 30, 2004 and 2003 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

                               Three Months Ended                               Nine Months Ended              Change

      Noninterest Expense        September 30,              Change                September 30,
                            ------------------------ ----------------------   -----------------------  -----------------------
                              2004           2003       $            %          2004         2003          $            %
                            ----------     --------- --------    ----------   ----------   ----------  ----------   ----------
Salaries and employee
  benefits..................  $ 6,021       $ 4,113   $ 1,908       46.4%     $16,194       $ 12,075    $ 4,119        34.1%  (a)
Occupancy...................      718           564       154       27.3%       1,973          1,750        223        12.7%  (b)
Professional services.......      417           288       129       44.8%       1,151            857        294        34.3%  (c)
Depreciation and
  amortization..............      416           369        47       12.7%       1,226          1,085        141        13.0%  (d)
Office supplies, telephone
  and postage...............      381           284        97       34.2%       1,052            893        159        17.8%  (e)
Amortization of intangible
  assets....................      326           265        61       23.0%         946            797        149        18.7%  (f)
Marketing and promotion.....      244           227        17        7.5%         783            522        261        50.0%  (g)
FDIC and other assessments..       51            50         1        2.0%         153            152          1         0.7%
Other.......................      793           674       119       17.7%       2,439          1,858        581        31.3%  (h)
                            ----------     --------  --------                 ----------   ----------- ----------
 Total noninterest expense..  $ 9,367       $ 6,834   $ 2,533       37.1%     $25,917       $ 19,989    $ 5,928        29.7%
                            ==========     ========  ========                 ==========   =========== ==========

 Efficiency ratio...........    99.1%         81.0%                 18.1%       88.0%          77.2%                   10.8%
                            ==========     ========                           ==========   ===========
Total operating expenses
  as a percent of average
  assets, annualized........     5.8%          4.5%                  1.3%        5.5%           4.5%                    1.0%
                            ==========     ========                           ==========   ===========


(a) Salaries and employee benefits expenses increased in the three- and nine-month periods ended September 30, 2004 due to growth and expansion of our banking and insurance segments, particularly in our Minnesota and Arizona markets. Average full time equivalent employees for the three- and nine-month periods ended September 30, 2004 were 329 and 315, respectively, compared to 281 and 274, respectively, for the same periods in 2003.

(b) Occupancy expenses have increased due to the addition of the Esplanade location in Phoenix, the Golden Valley location in Minnesota, the Tucson insurance agency on December 31, 2003, the Salt Lake City agency on March 31, 2004, the Prescott Valley agency on June 30, 2004 and the Denver insurance location on July 31, 2004.

(c) The increase in professional services expenses is attributable to an increase in year to date brokerage retainage and clearing fees (resulting from the increase in year to date brokerage production), as well as increases in legal, appraisal and recording and other consulting fees.

(d) Depreciation and amortization expenses related to fixed assets have increased due to the expansion described in note (b) above, primarily in our Arizona and Minnesota markets.

(e) Office supplies, telephone and postage expenses have increased due to the expansion described in note (b) above, primarily in our Arizona and Minnesota markets.

(f) Amortization of intangible assets increased primarily due to amortization of the insurance books of business intangibles acquired in the insurance agency acquisitions of December 31, 2003, March 31, 2004 and June 30, 2004 and the acquisition of the Denver insurance book of business on July 31, 2004.

(g)  Marketing  and  promotion  expenses  increased   primarily  due  to  market
     expansion and the associated advertising and marketing.

(h) The increase in other noninterest expense is due to increases in several different items included in this category such as travel expenses, other employee benefits expenses, insurance expenses, business meals and entertainment expenses, dues and publications expenses and correspondent bank charges.

Income Tax Provision. For the quarter ended September 30, 2004, we recorded a tax benefit of $34,000. This tax benefit resulted from the reduction in projected before-tax income for 2004 which, due to the projected level of tax-exempt income to overall income, reduced our projected effective tax rate for 2004 to 25.5 percent compared with the previously projected 27 percent.

Our provision for income taxes for the nine months ended September 30, 2004 decreased $404,000 as compared to the same period in 2003 due to the decrease in pre-tax income.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three- and nine-month periods ended September 30, 2004 and 2003.

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

The following table sets forth, for the nine months ended September 30, 2004 and 2003, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):

                                                          For the Nine Months
                                                           Ended September 30,
                                                        ------------------------
      Major Sources and (Uses) of Funds                     2004          2003
                                                        -----------  -----------
  Proceeds from FHLB advances..........................  $ 332,000    $ 137,300
  Proceeds from sales of investment securities.........     51,498       71,542
  Proceeds from maturities of investment securities....     31,024       43,802
  Net increase (decrease) in deposits..................     30,492      (21,820)
  Proceeds from long-term borrowings...................      1,500          141
  Issuance of preferred stock..........................      1,500           --
  Repayments of FHLB advances..........................   (342,000)    (117,300)
  Purchases of investment securities...................    (58,723)    (158,271)
  Net (increase) decrease in loans.....................    (41,115)      54,677
  Cash paid for Milne Scali earnouts...................     (6,012)      (2,315)
  Additions to premises and equipment..................     (3,778)      (5,977)
  Net decrease in short-term borrowings................     (1,514)      (6,172)
  Repurchase of preferred stock........................     (1,500)          --

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

As of September 30, 2004, we had established three revolving lines of credit with banks totaling $17.5 million of which none had been advanced. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At September 30, 2004, we also had the ability to draw additional FHLB advances of $64.3 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

                          Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes. The following have been identified as "critical accounting policies."

Allowance for Credit Losses. Our accounting policy for determining the allowance for credit losses is set forth under "Comparison of Financial Condition at September 30, 2004 and December 31, 2003 - Allowance for Credit Losses." As indicated in that policy statement, we employ a systematic methodology for determining our allowance for credit losses that includes an ongoing review process and quarterly adjustment of the allowance. Our process includes periodic loan-by-loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans and other loans that exhibit indicators of deterioration.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate as of September 30, 2004 to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Allowance for credit losses - Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of September 30, 2004. The qualitative and quantitative factors noted above can reasonably be expected to impact the estimates applied and cause such estimates to change from period to period.

Our  allowance  for  credit  losses  of  approximately   $3.4  million  did  not
necessitate that a provision for credit losses be made for the three- and nine-month periods ended September 30, 2004. Should our analysis have resulted in the need for a higher or lower allowance for loan losses, a provision for loan losses would have been charged to earnings or, in the case of the need for a lower allowance for credit losses, a reversal of some of the allowance would have been credited to earnings. For example, should our analysis have indicated the need for an allowance for credit losses of $3.6 million, an additional $200,000 would have been charged to the provision for loan losses resulting in a net loss of approximately ($25,000) as compared to the $123,000 of net income recorded for the quarter ended September 30, 2004. Had our analysis indicated the need for an allowance for credit losses of $3.2 million, $200,000 of the allowance would have been reversed and credited to earnings resulting in net income of approximately $272,000 as compared to the $123,000 recorded for the period.

In recent periods there have been changes in the qualitative and quantitative factors noted above. From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance for credit losses levels of $3.4 and $4.8 million at September 30, 2004 and December 31, 2003, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their September 30, 2004 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its September 30, 2004 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at September 30, 2004 of 4.50 percent to 3.50 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of September 30, 2004, the declining rate scenario analysis was limited to -100bp for the summary table presented below and a +400bp scenario was added.

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

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates                      -100bp    Unchanged     +100bp     +200bp       +300bp      +400bp
                                               --------   ---------    --------   --------     --------    --------

Projected 12-month net interest income........ $  13,761  $ 15,763     $ 16,469   $ 16,684     $ 16,834    $ 16,816

Dollar change from rates unchanged scenario... $ (2,002)        --     $    706   $    921     $  1,071    $  1,053
Percentage change from rates unchanged
   scenario...................................  (12.70)%        --        4.48%      5.84%        6.79%       6.68%
Net benefit/(cost) of cumulative $20.0
   million interest rate caps (1)............. $     (3)  $     (3)         (2)   $      3     $     31    $    106

Total net interest income impact with caps.... $  13,758  $ 15,760     $ 16,467   $ 16,687     $ 16,865    $ 16,922
Dollar change from unchanged w/caps........... $ (2,002)        --     $    707   $    927     $  1,105    $  1,162
Percentage change from unchanged w/caps.......  (12.70)%        --        4.49%      5.88%        7.01%       7.37%
Policy guidelines (decline limited to)........     5.00%        --        5.00%     10.00%       15.00%      20.00%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on our assets and liabilities as of September 30, 2004 and does not contemplate any actions we might undertake in response to changes in market interest rates.

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



                           Part II - Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 14, 2004, BNCCORP issued 150 shares of its noncumulative preferred stock, $0.01 par value per share, to a trust controlled by Richard W. Milne, Jr. for aggregate consideration of $1.5 million. The noncumulative preferred stock has a preferred noncumulative dividend payable at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. Richard W. Milne, Jr. is Chairman and President of the Bank's subsidiary Milne Scali. The shares of preferred stock were issued in reliance on the exemption provided by Section 4(2) of the Securities Act, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 Chief Executive Officer's Certification Under Rule 13a-14(a) of the Exchange Act

     Exhibit 31.2 Chief Financial Officer's Certification Under Rule 13a-14(a) of the Exchange Act

     Exhibit  32.1  Chief  Executive   Officer  and  Chief   Financial   Officer
     Certifications Under Rule 13a-14(b) of the Exchange Act

(b)  Reports on Form 8-K

     On July 29, 2004, we filed a Form 8-K, furnishing, under Item 7, our earnings press release for the quarter ended June 30, 2004.

     On August 31, 2004, we filed a Form 8-K reporting under Items 5.02 and 7.01 the election of a new member to our board.

     On September 15, 2004, we filed a Form 8-K reporting under Item 3.02 the issuance of preferred stock.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BNCCORP, Inc.

Date:     November 5, 2004         By  /s/ Gregory K. Cleveland
                                       -----------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

                                   By  /s/ Brenda L. Rebel
                                       -----------------------------------------
                                           Brenda L. Rebel
                                           Treasurer and Chief Financial Officer