Form 10-K
period 2004-12-31
BNCCORP INC
filed 2005-03-30
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

                                       or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was $31,867,968.00.

     The number of shares of the Registrant's common stock outstanding on March 15, 2005 was 2,885,976.

     Documents incorporated by reference. Portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2005 annual meeting of stockholders are incorporated by reference into Part III hereof.



                                  BNCCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I
Item 1. Business .........................................................    3

Item 2. Properties........................................................   16

Item 3. Legal Proceedings.................................................   16

Item 4. Submission of Matters to a Vote of Security Holders...............   17

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities.................   17

Item 6. Selected Financial Data ..........................................   18

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   20

Item 7A.Quantitative and Qualitative Disclosures about Market Risk........   57

Item 8. Financial Statements and Supplementary Data.......................   61

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...............................  114

Item 9A.Controls and Procedures...........................................  114

Item 9B.Other Information.................................................  115

                                    PART III

Item 10.Directors and Executive Officers of the Registrant................  116

Item 11.Executive Compensation............................................  116

Item 12.Security Ownership of Certain Beneficial Owners and Management....  116

Item 13.Certain Relationships and Related Transactions....................  116

Item 14.Principal Accounting Fees and Services............................  116

                                     PART IV

Item 15.Exhibits, Financial Statement Schedules...........................  116

                                     PART I

The discussions contained in this Annual Report on Form 10-K which are not historical in nature may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve risks and uncertainties. We caution readers that these forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and expenses of the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional factors that might cause such differences, see Item 1. Business "-Factors That May Affect Future Results of Operations."

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

Item 1. Business

General

BNCCORP is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA") headquartered in Bismarck, North Dakota. We are dedicated to providing a broad range of financial products and superior customer service to businesses and consumers within the communities we serve. BNCCORP operates 26 locations in Arizona, Minnesota, North Dakota, Colorado and Utah through its subsidiary, BNC National Bank. The Company also provides a wide array of insurance, brokerage and trust and financial services through BNC National Bank's subsidiaries, Milne Scali and BNC AMI, and the Bank's trust and financial services division. The Company offers a wide variety of traditional and nontraditional financial products and services in order to meet the financial needs of its current customer base, establish new relationships in the markets it serves and expand its business opportunities.

We will continue to emphasize internally generated growth by focusing on increasing our market share within the market areas we now serve. Acquisitions, de novo branches and mergers have also played an important role in our strategy. During the three years ended December 31, 2004, we completed several such transactions. See Note 2 to the Consolidated Financial Statements included under
Item 8 of Part II for further information related to these transactions. We may seek additional growth opportunities through select acquisitions of financial services companies that we believe complement our businesses.

At December 31, 2004, we had total assets of $673.7 million, total loans held for sale of $60.2 million, total loans held for investment of $293.8 million and total deposits of $455.3 million.

Mission Statement

Our mission is to provide tailor-made financial solutions for our customers that will assist them in achieving their goals, while enhancing shareholder value.

Operating Strategy

We provide relationship-based banking and financial services to small- to mid-sized businesses, business owners, professionals and consumers in our primary market areas of Arizona, Minnesota and North Dakota. Our goal is to serve as a one-stop financial services provider for our customers by offering traditional bank products and services, insurance, brokerage, asset management, trust, tax planning and preparation, employee benefit plan design and administration and other financial-related services. The other key elements of our operating strategy are:

     o    Emphasize individualized, high-level customer service.
     o Encourage an entrepreneurial attitude among the employees who provide products and services.
     o Maintain high asset quality with strong loan policies and continuously monitoring loans and the loan review process.
     o    Maintain centralized administrative and support functions.

Strategic Vision

Since our formation more than 15 years ago, we have diligently pursued a sharply focused strategic vision: to provide a broad range of financial products and superior service to a well-defined customer base, primarily consisting of small- to mid-sized businesses, business owners, professionals and consumers. We believe that our entrepreneurial approach to banking and the introduction of new products and services will continue to attract small- and mid-sized businesses, their owners and employee base. Small businesses frequently have difficulty finding banking services that meet their specific needs and have sought banking institutions that are more relationship-oriented. By remaining committed to this strategic vision, we have built a company that is distinguished by its:

     o    Diversified    business    base    of    banking,     insurance    and
          brokerage/trust/financial services;
     o Presence in multiple attractive markets: Arizona, Minnesota, North Dakota, Colorado and Utah;

In this section of this annual report on Form 10-K, we detail these distinguishing strengths, which we expect will help customers to reach their financial goals, and allow us to establish a solid foundation upon which to build shareholder value.

Diversified Business Base. BNCCORP today consists of three core businesses: banking, insurance and brokerage/trust/financial services. This structure allows us to offer a wide range of services that is responsive to the financial needs of our customers, while also diversifying and balancing our sources of revenue.

Banking segment. BNC National Bank operates 20 banking branch offices in Arizona, Minnesota and North Dakota. Known for its business banking services such as business financing and commercial mortgages, corporate cash management and merchant programs, our banking division also offers a full range of consumer lending and deposit options. The Bank is differentiated by its service culture of "high personal touch," supported by effective technology. Among the services offered are online, bill pay and telephone banking operations, and products such as the "Sweep/Repo" account, the "Wealthbuilder" family of variable-rate interest checking and money market deposit products and the BNC cash back debit card. During 2004, the Bank initiated a mortgage loan financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by a mortgage company. Also during 2004, the Bank initiated a student loan financing program in which the Bank purchases short-term interests in student loans originated by a student loan origination company.

The banking segment's loans primarily consist of commercial and industrial loans, real estate mortgage and construction loans, agricultural loans, consumer loans and lease financing, along with the mortgage and student loans described above. In allocating our assets among loans, investments and other earning assets, we attempt to maximize return while managing risk at acceptable levels. Our primary lending focus is on commercial loans and owner-occupied real estate loans to small- and mid-sized businesses and professionals. We offer a broad range of commercial and consumer lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage and construction loans, consumer loans and equipment financing. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, size and maturity of the loans, underwriting and servicing costs, the extent of other banking relationships maintained with customers and the Bank's cost of funds. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations. For more information on our lending activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loan Portfolio" included under Item 7 of Part II.

Each of our bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 2004, we increased core deposits $30.8 million, or 8.4 percent (noninterest-bearing deposits increased $18.7 million, or 41.7 percent). Our Wealthbuilder family of interest checking and money market deposit accounts continues to be popular. These are competitively priced floating rate accounts with rates variable at our discretion. The Bank's deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, the nature of other banking relationships with the depositor, the current interest rate environment and rates paid by competitors on similar deposits. The Bank also offers customer repurchase agreements to acquire funds from customers where the customers require or desire to have their funds supported by collateral consisting of investment securities of the Bank.

The Bank also accepts brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when management believes such transactions are beneficial to the Bank. Additionally, through the Certificate of Deposit Account Registry ServiceSM (CDARSSM), the Bank can now place large customer deposits into smaller denomination (fully FDIC-insured) certificates of deposit at multiple institutions. This provides the Bank's large deposit customers with FDIC insurance on their entire balances (up to $ 10.0 million) and the convenience of managing their certificates of deposit investments through a single bank relationship. This service was made available beginning in 2003 and we had $16.8 million of such deposits at December 31, 2004. For more information on our deposit activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Deposits" included under Item 7 of Part II.

Our banking segment also offers services such as travelers' checks, MasterCard and Visa merchant deposit services and, in some markets, safe deposit, lockbox and messenger services.

Insurance segment. Our insurance segment has offices in the following major cities: Phoenix, Tucson, Minneapolis, Bismarck, Salt Lake City and Englewood (a suburb of Denver). Our insurance subsidiary, Milne Scali (which merged with BNC Insurance during 2004) is an independent insurance agency representing many of the nation's leading insurance carriers. Our insurance operations were greatly expanded in 2002 through the acquisition of Milne Scali, one of the largest independent insurance agencies in the Arizona market. Several additional insurance acquisitions were made during 2003 and 2004. These are all summarized in Note 2 to the Consolidated Financial Statements included under Item 8 of Part
II. The acquisitions have helped to increase the scope of our insurance segment, adding to insurance commission income volume, and opening new markets (such as Colorado and Utah) to our insurance segment.

Milne Scali serves local, regional and national businesses. Its clients range from large, established companies with hundreds of millions in sales to emerging businesses with growing needs. It serves clients in nearly every industry, including construction, real estate development, manufacturing, distribution and wholesale, professionals, government, financial institutions, retail and service industries. The only industry in which Milne Scali has a concentration (defined as 35% of commissions or more) is the construction industry in the Arizona market. This customer base includes general contractors and commercial trade contractors.

Acquisitions during 2003 and 2004 have broadened its geographical reach and added a surety business based in Colorado. Milne Scali can provide a full range of services from the self-insured multinational client to the local sole proprietor. Milne Scali provides a wide array of products and services, including but not limited to:

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

The North Dakota/Minnesota division of Milne Scali (formerly BNC Insurance) also provides a wide range of commercial and personal lines of insurance. The division can look to Milne Scali's Phoenix division to assist in providing expertise and insurance coverage and risk management products and services beyond what was available to our customers prior to our acquisition of Milne Scali.

The insurance segment will typically have its strongest performance in the first quarter of each fiscal year as profit sharing payments from insurance carriers are generally received during that quarter. The insurance segment continues to be an important and significant part of our business.

Brokerage/trust/financial services segment. BNC AMI and the Bank's trust and financial services divisions provide customers with an extensive complement of financial services options. The trust and financial services divisions, presently  operating  primarily  out  of  Bismarck,  provide  trust,  financial, business, estate and tax planning, estate administration, agency accounts, payroll services, accounting services, employee benefit plan design and administration, individual retirement accounts ("IRAs"), individual custodial self-directed IRAs, asset management, tax preparation and the BNC Global
Balanced Collective Investment Fund, a proprietary investment vehicle for qualified retirement plans. BNC AMI, operating out of Bismarck and Minneapolis, in affiliation with Raymond James Financial Services, Inc. offers financial services alternatives such as securities trading, investment management of institutional and individual accounts, mutual funds and annuities.

Revenues from external customers, measures of profit and/or loss and total assets for each of the segments listed above are presented in Note 16 to the Consolidated Financial Statements included under Item 8 of Part II.

Attractive Markets. We operate primarily in three distinct markets: Arizona; Minnesota; and North Dakota. While these areas have very different fundamentals, each enjoys a solid economic base and what we believe are compelling long-term growth dynamics.

Our Arizona market has been one of the fastest growing areas of the country in population and personal income for the past several years. The population is expected to continue increasing at a rate of more than 100,000 per year. During 2004, the Phoenix metropolitan area surged ahead of Atlanta as the country's top new-home builder. The housing sector's strength is expected to continue due to the Phoenix metropolitan area's large stretches of undeveloped land, new jobs and resort climate. Low interest rates and affordable home prices have also helped to make the Phoenix housing market more attractive. Tourism, retirement and job creation in such industries as software and biotechnology are among the additional drivers of the economy, according to studies by the University of Arizona. Segments with significant operations in the Arizona market include banking and insurance.

The Twin Cities area is home to a large and growing population, with a tight labor market and robust construction. The U.S. census estimates that the area's population will rise by more than 900,000 by 2030, driving business formation and residential construction over the long term. Key growth industries currently include electronics manufacturing, medical and healthcare, education and food processing. Banking is the primary segment operating in the Twin Cities area with some brokerage and insurance activities also conducted in the market.

Bismarck-Mandan (our largest market in North Dakota) is characterized by low unemployment and generally favorable economic conditions. Bismarck is not only the state capital, but also the trade and transportation hub for South Central North Dakota. The area is experiencing strong residential and commercial growth, and its diverse economic base includes energy, health care, agriculture and an expanding data processing/customer service component. Several national retail chains also are planning to open new locations in the Bismarck-Mandan area during 2005 and 2006. The banking, insurance and brokerage/trust/financial segments are all represented in the North Dakota market.

Our insurance segment also began operations in Englewood, Colorado and Salt Lake City, Utah during 2004. These markets also exhibit growth characteristics and good fundamentals.

Individually, each of our key markets presents strong potential demand for our range of financial services offerings. Together, we believe they provide attractive business opportunities and balance our exposure to regional economic cycles.

As of December 31, 2004, 33 percent of our loans were to borrowers located in North Dakota, 30 percent to borrowers located in Arizona, 30 percent to borrowers located in Minnesota, 4 percent to borrowers located in South Dakota and the remainder to borrowers in various other states. Other than brokered deposits and direct non-brokered certificates of deposit obtained through national deposit networks, each banking branch draws most of its deposits from its general market area.

The following table presents total deposits and net loans outstanding at each of our locations as of December 31, 2004 (in thousands):

                                            Net Loans Held
                                 Total      for Investment
           Location              Deposits    Outstanding 1
-----------------------------   ----------  --------------
  Bismarck, ND.............     $ 130,823     $ 100,253
  Crosby, ND...............        17,345           188
  Ellendale, ND............        10,173           484
  Garrison, ND.............        15,664           467
  Golden Valley, MN........        12,954         4,779
  Kenmare, ND..............        10,428           189
  Linton, ND...............        41,297         8,949
  Minneapolis, MN..........        43,144        83,602
  Phoenix, AZ..............        31,272        76,804
  Scottsdale, AZ...........        41,512        17,312
  Stanley, ND..............        16,792           791
  Tempe, AZ................        13,614           785
  Watford City, ND.........        11,536            84
  Brokered deposits........        55,010            --
  National market deposits.         3,779            --
                                ----------    ----------
     Total ................     $ 455,343     $ 294,687
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

Risk Management

The uncertainty of whether unforeseen events will have an adverse impact on our capital or earnings is an inevitable component of the business of banking. To address the risks inherent in our business we identify, measure and monitor them. Our management team is responsible for determining our desired risk profile, allocating resources to the lines of business, approving major investment programs that are consistent with strategic priorities and making capital management decisions. We address each of the major risk categories identified by the banking regulators, if applicable, as well as any additional identified risks inherent in our business. Such risks include, but are not limited to, credit, liquidity, interest rate, transaction, compliance, strategic and reputation risk. In each identified risk area, we measure the level of risk to the Company based on the business we conduct and develop plans to bring risks within acceptable tolerances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loan Portfolio and-Liquidity, Market and Credit Risk" included under Item 7 of Part II and "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II for further discussion of credit, liquidity and interest rate risk.

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

In order to compete with other financial services providers, the Bank and its subsidiaries principally rely on personal relationships established by officers, directors and employees with their customers, specialized services tailored to meet the needs of the communities served and cross-selling efforts among the various segments within our organization. We believe that many of our competitors have emphasized retail banking and financial services for large companies, leaving the small- and mid-sized business market underserved. This has allowed us to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and our future profitability will depend on our ability to continue to compete successfully in our market areas.

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

Primary Regulators. BNCCORP is a bank holding company registered under the BHCA, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). BNCCORP is required to file periodic reports with the Federal Reserve and such other reports as the Federal Reserve may require pursuant to the BHCA. The Bank is a national banking association and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Since the Federal Deposit Insurance Corporation ("FDIC") insures the deposits of the Bank, the Bank is also subject to regulation and supervision by the FDIC. Additionally, the Bank is a member of the Federal Reserve System. Every state has a Department of Insurance that primarily acts as a consumer advocate. Milne Scali as a company has an insurance resident license in Arizona, North Dakota and Minnesota and a non-resident license in almost every other state. All insurance producers are licensed by the state and most other Milne Scali employees also have insurance licenses.

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

Transactions with Affiliates. Under Section 23A of the Federal Reserve Act (the "Act"), certain restrictions are placed on loans and other extensions of credit by the Bank to BNCCORP which is defined as an "affiliate" of the Bank under the Act. Section 23B of the Act places standards of fairness and reasonableness on other of the Bank's transactions with its affiliates. The Federal Reserve's Regulation W implements Sections 23A and 23B of the Act and codifies many previously issued Federal Reserve interpretations of those sections.

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

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. At December 31, 2004, the Bank exceeded the required ratios for classification as well capitalized.

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

Dividend Restrictions. Dividends from bank subsidiaries often constitute a principal source of income to a bank holding company. Federal rules limit a bank's ability to pay dividends to its parent bank holding company in excess of amounts generally equal to the bank's net profits from the current year plus retained net profits for the preceding two years or if the payment would result in the bank being considered "undercapitalized" under regulatory capital guidelines. Bank regulatory agencies also have authority to prohibit a bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. At December 31, 2004 approximately $14.1 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2004 at approximately $0.00360 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

Bank Secrecy Act. The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures. The Bank Secrecy Act and its implementing regulations are presently the subject of increased regulatory focus and several financial institutions have been penalized due to deficiencies in their Bank Secrecy Act programs.

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

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "Financial Modernization Act") expands the powers of banks and bank holding companies to sell any financial product or service, closes the unitary thrift loophole, reforms the Federal Home Loan Bank ("FHLB") System to increase community banks' access to loan funding, protects banks from discriminatory state insurance regulation and establishes a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The Financial Modernization Act also includes provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

USA Patriot Act of 2001. The USA Patriot Act of 2001 (the "Patriot Act") contains sweeping anti-money laundering and financial transparency laws and requires various regulations including: due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons; standards for verifying customer identification at the time of account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and; filing of suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Employees

At December 31, 2004, we had 344 employees, including 336 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory. Approximate employees by segment were as follows as of December 31, 2004: banking, 180; insurance, 153; and brokerage/trust/financial, 11.

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

Loss of key employees may disrupt relationships with certain customers. Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

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

Recent accounting changes may give rise to a future regulatory capital event that would entitle the trusts created to facilitate our trust preferred securities offerings to redeem the trust preferred securities which would result in a reduction to our consolidated capital ratios. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46,
"Consolidation of Variable Interest Entities," we have deconsolidated the two subsidiary trusts that have issued trust preferred securities for BNCCORP. Accordingly, the trust preferred securities are now reported as a liability. Under applicable regulatory guidelines, a portion of the trust preferred securities qualifies as Tier 1 capital (to certain limits), and the remaining portion qualifies as Tier 2 capital (to certain limits). On July 2, 2003, the Federal Reserve issued Supervisory Letter (SR 03-13), which preserves the historical capital treatment of trust preferred securities as capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2004, and we continue to include these securities in our capital base. A final rule regarding trust preferred securities has just been issued and is under review.

Item 2.     Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The Bank owns the building. The principal office of the Bank is located at 2425 East Camelback Road, Phoenix, Arizona, which it is leasing. The Bank owns branch offices at 219 South 3rd Street and 801 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. The Bank also owns a branch office at 17045 North Scottsdale Road, Scottsdale, Arizona and 650 Douglas Drive, Golden Valley, Minnesota. It also owns its banking facilities in Crosby, Ellendale, Kenmare, Linton, Stanley and Watford City, North Dakota. The Bank has also purchased a property at 6515 East Grant in Tucson, Arizona. We anticipate construction of a banking branch at this location sometime in the future. The Bank has also purchased land at 4155 Dean Lakes Boulevard, Shakopee, Minnesota where construction of a branch office is expected to commence during 2005.

The Bank's facilities at 502 West Main Street (Mandan) and Garrison, North Dakota are leased. The facilities occupied by the Bank, BNC AMI and Milne Scali at 333 South Seventh Street, Minneapolis, Minnesota, and the Bank's facilities at 640 and 660 South Mill Avenue, Tempe, Arizona, along with 2425 East Camelback Road, Phoenix, Arizona are also leased.

Milne Scali occupies five locations in Arizona: 1750 East Glendale Avenue, Phoenix; 660 South Mill Avenue, Tempe; 2400 East Highway 89A, Cottonwood; 6751 East Camino Principal, Tucson; and 8101 East Florentine Road, Prescott Valley. Milne Scali also occupies locations at 8310 South Valley Highway, Englewood, Colorado and 175 South Main, Salt Lake City, Utah. The Bank owns the properties in Phoenix and Tucson and the remaining five facilities are presently leased.

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

Item 3.     Legal Proceedings

Terrence M. Scali v. BNCCORP, Inc., Milne Scali & Company, Inc., Gregory K. Cleveland and Jacquelyn L. Cleveland, husband and wife, Tracy Scott and Myrt Scott, husband and wife, and Richard W. Milne, Jr. and Robin Jayne Milne, husband and wife, AAA No. 76 166 00014 05 JAFA (the "Arbitration"). The American Arbitration Association is administering the Arbitration. Terrence M. Scali, former executive vice president of BNCCORP, and former President and CEO of Milne Scali, a subsidiary of the Bank, which is a subsidiary of BNCCORP, and a former director of BNCCORP, has commenced an arbitration against BNCCORP, Milne Scali, and three current executives and members of the Boards of Directors of BNCCORP and Milne Scali. Mr. Scali alleges that his damages exceed $500,000 and arise out of the termination of his employment with BNCCORP and Milne Scali in July 2004. In his claims against BNCCORP and Milne Scali, Mr. Scali alleges breach of contract, wrongful termination, and conversion. Mr. Scali has also brought a claim for a declaration of his rights under an employment agreement, seeking to have his noncompete, nonsolicitation, and nondisclosure agreements nullified. For his claims against the executives, Mr. Scali alleges tortuous interference with contract and defamation. Mr. Scali has also named the wives of the three executives as respondents to the Arbitration in their capacity as potential holders of community property interests with their husbands. BNCCORP, Milne Scali and the executives deny any wrongdoing and will vigorously defend against Mr. Scali's claims.

Terrence M. Scali v. Gregory K. Cleveland and Jane Doe Cleveland, husband and wife, Tracy Scott and Jane Doe Scott, husband and wife, and Richard W. Milne, Jr. and Robin Jayne Milne, husband and wife, State of Arizona Superior Court, Maricopa County, Case No. CV2005-001741. Mr. Scali has commenced a parallel action in Arizona Superior Court against BNCCORP and Milne Scali executives, asserting the same claims in court that were asserted in the Arbitration. The executives intend to vigorously defend against Mr. Scali's claims in the court case, as they will do in the Arbitration.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BNCCORP's common stock, $.01 par value ("Common Stock"), is traded on the Nasdaq Stock Market under the symbol "BNCC."

The following table lists the high and low sales prices of our Common Stock for the periods indicated as reported by the Nasdaq Stock Market. The quotes reflect the high and low closing sales prices for our Common Stock as reported by Nasdaq.

                            2004               2003
                     -----------------  ------------------
Period                High      Low      High       Low
                     -------   -------  --------   -------
First Quarter......  $18.40    $15.16    $11.10    $ 7.00
Second Quarter.....   17.51     15.00     13.49     10.64
Third Quarter......   18.10     13.62     15.25     12.23
Fourth Quarter.....   16.60     14.38     19.20     14.62

On January 28, 2005, there were 104 record holders of the Company's Common Stock as reported by the Company's stock transfer agent and registrar, American Stock Transfer & Trust Company.

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

Pursuant to an asset purchase and sale agreement dated December 31, 2003, on December 31, 2004, BNCCORP issued 15,692 shares of its Common Stock to IASW for the second installment related to Milne Scali's acquisition of certain assets of IASW. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Pursuant to an asset purchase and sale agreement, on June 30, 2004, BNCCORP issued 26,607 shares of its Common Stock to Finkbeiner Insurance, Inc. in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of the insurance agency. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Pursuant to an asset purchase and sale agreement, on March 31, 2004, BNCCORP issued 22,470 shares of its Common Stock to The Richard Q. Perry Agency in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of the insurance agency. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Pursuant to an asset purchase and sale agreement, on January 5, 2004, BNCCORP issued 2,888 shares of its Common Stock to Lynk Financial LLC ("Lynk") in connection with the Bank's acquisition of certain assets of Lynk. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

BNCCORP did not purchase any of its Common Stock during 2004.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 2004, 2003, 2002, 2001 and 2000, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows for each of the five years in the period ended December 31, 2004 were audited by KPMG LLP, independent public accountants. The financial data below should be read in conjunction with and is qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.

The adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") in 2003, which requires that the expense associated with BNCCORP's subordinated debentures be included in interest expense, is reflected as such in all applicable periods in the table below.

The data presented in the table below includes the financial performance of Milne Scali since its acquisition in April 2002. The data presented in the table below also includes the financial performance of our other acquisitions since their respective acquisition dates. Additionally, the financial performance of the Bank's Fargo, North Dakota branch (which was sold on September 30, 2003) is not reflected in the data below. All data presented is from continuing operations as of and for all periods presented.

                           Selected Financial Data (1)

                                                For the Years Ended December 31,
                                   ----------------------------------------------------------
                                      2004         2003        2002        2001       2000
                                   ---------    ---------   ----------   ---------  ---------
                                         (dollars in thousands, except share and
                                                    per share data)
Income Statement Data:
Total interest income............. $  30,141    $  28,646   $   31,818   $  37,586  $  40,658

Total interest expense............    14,100       15,268       18,736      24,033     27,679
                                   ---------    ---------   ----------   ---------  ---------
Net interest income...............    16,041       13,378       13,082      13,553     12,979
Provision for credit losses.......       175        1,475        1,202       1,699      1,202
Noninterest income................    23,450       20,812       16,296       8,714      7,683
Noninterest expense...............    34,768       27,290       25,329      18,182     15,821
Income tax provision..............     1,144        1,581          822         691      1,183
                                   ---------    ---------   ----------   ---------  ---------
Income from continuing operations. $  3,404     $   3,844   $    2,025   $   1,695  $   2,456
                                   =========    =========   ==========   =========  =========
Balance Sheet Data: (at end of
  period)
Total assets...................... $ 673,710    $ 621,477   $  602,228   $ 555,967  $ 547,447

Investments.......................   235,916      262,568      208,072     211,801    253,566
Federal Reserve Bank and Federal
   Home Loan Bank stock...........     7,541        7,596        7,071       7,380      9,619
Loans held for sale...............    60,197           --           --          --         --
Loans held for investment, net of
   unearned income................   293,814      283,555      335,794     297,924    252,753
Allowance for credit losses.......   (3,335)      (4,763)      (5,006)     (4,325)    (3,588)
Total deposits....................   455,343      395,942      398,245     375,277    330,894
Short-term borrowings.............    33,697       31,833       28,120         760     33,228
Federal Home Loan Bank advances...    97,200      112,200       97,200     117,200    117,200
Long-term borrowings..............    10,079        8,640        8,561          13     12,642
Guaranteed preferred beneficial
   interests in Company's
   subordinated debentures........    22,509       22,397       22,326      22,244      7,606
Common stockholders' equity.......    42,596       38,686       36,223      30,679     29,457
Book value per common share
   outstanding.................... $   14.77    $   14.07   $    13.41   $   12.79  $   12.30
Earnings Performance /
   Share Data (1):
Return on average total assets....     0.54%        0.64%        0.36%       0.31%      0.47%
Return on average common
   stockholders' equity...........     8.01%        9.92%        5.77%       5.51%     10.02%
Net interest margin...............     2.86%        2.47%        2.51%       2.63%      2.65%
Net interest spread...............     2.72%        2.29%        2.29%       2.25%      2.35%
Basic earnings per
   common share (1)............... $    1.18    $    1.38   $     0.74   $    0.71  $    1.02

Diluted earnings per common
   share (1)...................... $    1.14    $    1.35   $     0.74   $    0.70  $    1.02
Cash dividends per common share...        --           --           --          --         --
Cash dividends per preferred
   share.......................... $  700.00    $  800.00   $   526.67          --         --

Total cash dividends - preferred
   stock.......................... $      93    $     120   $       79          --         --
Average common shares
   outstanding.................... 2,813,531    2,705,602    2,611,629   2,395,353  2,397,356
Average common and common
   equivalent shares.............. 2,896,241    2,764,816    2,628,798   2,421,113  2,398,553
Shares outstanding at yearend..... 2,884,876    2,749,196    2,700,929   2,399,170  2,395,030
Balance Sheet and Other Key
   Ratios (1):
Nonperforming assets to total
   assets.........................     0.08%        1.28%      1.27%      0.80%         0.12%
Nonperforming loans to
   total loans....................     0.19%        2.80%      2.27%      1.47%         0.23%
Net loan charge-offs to average
   loans..........................   (0.58)%      (0.56)%    (0.17)%    (0.33)%       (0.20)%
Allowance for credit losses to
   total loans....................     1.14%        1.68%      1.49%      1.45%         1.42%
 Allowance for credit losses
   to nonperforming loans.........      607%          60%        66%        99%          619%
Average common stockholders'
   equity to average
   total assets...................     6.50%        6.25%      5.93%      5.64%         4.71%

-------------------------

(1)  From continuing operations for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table summarizes income from continuing operations, net income and basic and diluted earnings per share for the 12 months ended December 31 (amounts in thousands):

                                         2004          2003         2002
                                      ------------  -----------  ------------
Income from continuing operations....   $   3,404    $   3,844     $   2,025
Net income...........................       3,404        3,844         2,039
Basic earnings per common share......        1.18         1.38          0.75
Diluted earnings per common share....        1.14         1.35          0.75

Executive Summary - 2004 vs. 2003. The following information highlights key developments during 2004:

o 2004 net income was $3.40 million ($1.14 per share on a diluted basis) compared with $3.84 million ($1.35 per share) for 2003.

o Our insurance segment again provided a significant contribution to 2004 profitability.

o Net interest income for 2004 rose $2.66 million to $16.04 million compared with $13.38 million in 2003 primarily due to an increase in interest income, a decrease in interest expense and a decrease in the cost of interest-bearing liabilities.

o Noninterest income for 2004 rose $2.64 million to $23.45 million compared with $20.81 million in 2003.

o Noninterest income represented 59.4 percent of gross revenues in 2004 compared with 60.9 percent in 2003.

o Insurance commission income accounted for $17.49 million, or 74.6 percent of noninterest income, compared with $14.57 million, or 70.0 percent in 2003.

o Net interest margin widened to 2.86 percent in 2004 compared with 2.47 percent in 2003.

o Noninterest expense rose 27.4 percent to $34.77 million for 2004 compared with $27.29 million for 2003. The increase primarily reflected costs associated with expanded banking operations in Arizona and Minnesota along with expanded insurance operations in Arizona, Colorado and Utah. $688,000 of the increase related to the termination of employment of a former officer of Milne Scali. The payment represented the acceleration of the remaining salary due under his multi-year employment contract.

o Total assets reached $673.71 million at December 31, 2004 compared with $621.48 million one year earlier.

o Total loans held for sale were $60.20 million at December 31, 2004, a result of the inception of mortgage loan and student loan financing programs during 2004.

o Total loans held for investment increased $10.26 million in 2004, to $293.81 million.

o The provision for credit losses was $175,000 in 2004 compared to $1.48 million in 2003, the reduction reflecting a significant reduction in nonperforming loans during 2004.

o Nonperforming loans declined to $549,000 at December 31, 2004 from $7.95 million at December 31, 2003 primarily reflecting the full pay-off of a $4.5 million loan and the resolution of a $2.2 million loan that resulted in a charge-off of $1.2 million (of which $975,000 was reserved for at December 31, 2003).

o Loan charge-offs were $1.88 million in 2004 compared with $1.82 million in 2003 with $1.2 million of the charge-offs related to the $2.2 million loan referred to above.

o The ratio of the allowance for credit losses to total nonperforming loans was 607 percent at December 31, 2004 compared with 60 percent at December 31, 2003.

o Investment securities available for sale declined $26.65 million to $235.92 million at December 31, 2004 compared with $262.57 million one year earlier.

o Core deposits increased $30.8 million, or 8.4 percent over the 12-month period ended December 31, 2004. The growth was primarily attributable to our Arizona market and our new branch office in Golden Valley, Minnesota.

o Noninterest-bearing deposits increased $18.7 million, or 41.7 percent over the 12-month period ended December 31, 2004.

o Total deposits increased $59.40 million to $455.34 million at December 31, 2004 compared with $395.94 million at December 31, 2004.

o Total common stockholders' equity was approximately $42.60 million at December 31, 2004, equivalent to book value per common share of $14.77 (tangible book value per common share of $4.42).

During 2004, we continued to take actions which we believe will strengthen the performance of our core businesses.

In banking, we opened our Golden Valley, Minnesota branch office and completed our acquisition of a mortgage banking operation.

In insurance, we increased the volume of insurance commission income and made acquisitions in several different market areas.

We believe that we have achieved our goal of building a diversified business base, which has long been a cornerstone of our strategy. We believe each of our core businesses is well defined and well positioned to serve the needs of our customers, while contributing to our long-term corporate financial performance and share value creation.

Looking forward to 2005, we hope to continue to derive benefits from our investments in expanding our banking and insurance operations, and implementing programs to encourage cross-selling across all of our business lines.

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

           Analysis of Average Balances, Interest and Yields/Rates (1)

                                               For the Years ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                            2004                              2003                           2002
                               ------------------------------   ------------------------------- ----------------------------------
                                          Interest    Average               Interest   Average               Interest    Average
                                Average    earned      yield     Average     earned     Yield     Average     earned      yield
                                balance    or paid    or cost    balance    or paid    or cost    balance    or paid     or cost
                               ---------  --------   --------   ---------   --------  ---------  ---------  ----------  ----------
                                                          (dollars in thousands)
Assets
Federal funds
  sold/interest-bearing due
    from...................... $    495   $      8      1.62%   $  1,447    $    11       0.76%  $  3,795   $       66       1.74%
  Taxable investments.........  236,854      9,664      4.08%    203,051      7,803       3.84%   193,972        9,997       5.15%
  Tax-exempt investments......   34,538      1,604      4.64%     32,982      1,535       4.65%    19,979          977       4.89%
  Loans held for sale.........   15,818        718      4.54%         --         --                    --           --
  Loans and leases held for
    investment (2)............  276,653     18,147      6.56%    308,115     19,297       6.26%   307,227       20,778       6.76%
  Allowance for credit losses.   (3,757)        --                (4,909)        --                (4,579)          --
                               ---------  --------              ---------   --------             ---------  ----------
    Total interest-earning
     assets (3)...............  560,601     30,141      5.38%    540,686     28,646       5.30%   520,394       31,818       6.11%
  Noninterest-earning assets:
     Cash and due from banks..   11,938                           11,733                           13,706
     Other....................   63,600                           48,249                           34,946
                               ---------                        ---------                        ---------
  Total assets from
     continuing operations....  636,139                          600,668                          569,046
  Assets from discontinued
     Fargo branch.............       --                               --                           22,258
                               ---------                        ---------                        ---------
         Total assets......... $636,139                         $600,668                         $591,304
                               =========                        =========                        =========
Liabilities and Stockholders'
 Equity
  Deposits:
    Interest checking and
      money market accounts... $198,992      2,130      1.07%   $186,796      2,189       1.17%  $174,108        2,849       1.64%
    Savings...................    6,695         47      0.70%      6,052         51       0.84%     4,511           39       0.86%
  Certificates of deposit:
    Under $100,000............   95,509      2,439      2.55%     94,820      3,012       3.18%   104,964        4,068       3.88%
    $100,000 and over.........   58,625      1,916      3.27%     55,928      2,186       3.91%    73,639        3,286       4.46%
                               ---------  --------              ---------   --------             ---------  ----------
  Total interest-bearing
    deposits..................  359,821      6,532      1.82%    343,596      7,438       2.16%   357,222       10,242       2.87%

  Borrowings:
    Short-term borrowings.....   29,663        519      1.75%     21,942        382       1.74%     7,799          141       1.81%
    FHLB advances.............  109,195      4,898      4.49%    111,777      5,333       4.77%    97,711        6,214       6.36%
    Long-term borrowings......    9,371        393      4.19%      8,623        387       4.49%     6,063          310       5.11%
    Subordinated debentures...   22,239      1,758      7.91%     22,141      1,728       7.80%    22,056        1,829       8.29%
                               ---------  --------              ---------   --------             ---------  ----------
  Total interest-bearing
    liabilities...............  530,289     14,100      2.66%    508,079     15,268       3.01%   490,851       18,736       3.82%
    Noninterest-bearing
     demand accounts..........   52,822                           40,022                           33,951
                               ---------                        --------                         ---------
     Total deposits and
       interest-bearing
       liabilities............  583,111                          548,101                          524,802
Other noninterest-bearing
  liabilities.................   10,551                           13,542                           11,336
Liabilities from discontinued
  Fargo branch................       --                               --                           20,476
                               ---------                        --------                         ---------
         Total liabilities....  593,662                          561,643                          556,614
Stockholders' equity..........   42,477                           39,025                           34,690
                               ---------                        --------                         ---------
         Total liabilities
           and stockholders'
           equity............. $636,139                         $600,668                         $591,304
                               =========                        ========                         =========
Net interest income...........             $16,041                          $13,378                           $ 13,082
                                          ========                          ========                         =========
Net interest spread...........                          2.72%                             2.29%                              2.29%
                                                     ========                          ========                             ======
Net interest margin (4).......                          2.86%                             2.47%                              2.51%
                                                     ========                          ========                             ======
  Ratio of average
    interest-earning
    assets to average
    interest-bearing
    liabilities...............   105.72%                         106.42%                          106.02%
                               =========                        ========                         =========
 --------------------

(1)  From continuing operations for all periods presented.
(2) Average balances of loans and leases include nonaccrual loans and leases, and are presented net of unearned income. Loan fee amortization totaling approximately $2.0, $1.5 and $1.3 million is included in loan interest income for the 12-month periods ended December 31, 2004, 2003 and 2002, respectively.
(3) Tax-exempt income has not been presented on a taxable equivalent basis. Tax-exempt income of $1.6 and $1.5 million and $982,000 was recognized during the years ended December 31, 2004, 2003 and 2002, respectively.
(4) Net interest margin equals net interest income divided by average interest-earning assets for the period.

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

                   Analysis of Changes in Net Interest Income (1)

                                                For the Years Ended December 31,
                                      ----------------------------------------------------------
                                        2004 Compared to 2003          2003 Compared to 2002
                                      ---------------------------   ----------------------------
                                         Change Due to                 Change Due to
                                      -------------------           --------------------
                                        Volume     Rate     Total    Volume     Rate       Total
                                      ---------  --------  -------  ---------  ---------  --------
                                                        (in thousands)
Interest Earned on Interest-Earning
 Assets
  Federal funds sold/interest-bearing
    due from.......................... $     4    $   (7)  $   (3)  $    (30)  $   (25)   $   (55)
  Taxable investments.................   1,358       503    1,861        493    (2,687)    (2,194)
  Tax-exempt investments..............      72        (3)      69        603       (45)       558
  Loans held for sale.................     665         1      666         --        --         --
  Loans held for investment...........  (2,065)      967   (1,098)        60    (1,541)    (1,481)
                                      ---------  --------  -------  ---------  ---------  --------
    Total increase (decrease) in
      interest income.................      34     1,461    1,495      1,126    (4,298)    (3,172)
                                      ---------  --------  -------  ---------  ---------  --------
Interest Expense on Interest-Bearing
 Liabilities
  Interest checking and money market
    accounts..........................     181      (240)     (59)       228     ( 888)      (660)
  Savings............................        7       (11)      (4)        13        (1)        12
  Certificates of Deposit:
    Under $100,000....................      22      (595)    (573)      (368)     (688)    (1,056)
    $100,000 and over.................     112      (382)    (270)      (726)     (374)    (1,100)
  Short-term borrowings...............     135         1      136        246        (5)       241
  FHLB advances.......................    (121)     (314)    (435)     1,198    (2,079)      (881)
  Long-term borrowings................      25       (19)       6        108       (31)        77
  Subordinated debentures.............       8        23       31          7      (108)      (101)
                                      ---------  --------  -------  ---------  ---------  --------
  Total increase (decrease) in
    interest expense..................     369    (1,537)  (1,168)       706    (4,174)    (3,468)
                                      ---------  --------  -------  ---------  --------- --------
  Increase (decrease) in net interest
    income............................ $  (335)   $2,998   $2,663   $    420   $  (124)   $   296
                                      =========  ========  =======  =========  ========= ========

(1)  From continuing operations for all periods presented.

Year ended December 31, 2004 compared to year ended December 31, 2003. Net interest income increased $2.7 million, or 19.9 percent, and totaled $16.0 million for 2004. Net interest spread and net interest margin adjusted to 2.72 and 2.86 percent, respectively, for the 12-month period ended December 31, 2004 from 2.29 and 2.47, respectively, for the 12-month period ended December 31, 2003.

Net interest income and margin for the 12-month period ended December 31, 2004 were favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003 and was paid in full during the first quarter of 2004. Net interest income and margin for the 12-month period ended December 31, 2003 were negatively impacted by the charge-off of interest income of approximately $287,000 on the same loan, Additionally, net interest income and margin for the 12-month periods ended December 31, 2004 and 2003 were slightly impacted by derivative contract-related transactions during the periods which decreased net interest income by $55,000 and $80,000, respectively. Without these interest income variances and derivative transactions, net interest margin for the 2004 and 2003 periods would have been 2.80 percent and 2.54 percent, respectively.

The remaining fair value of our interest rate cap contracts on December 31, 2004 was $1,000. Therefore, net interest income in future periods can only be negatively affected to that amount if the fair value of the contracts were required to be written to $0. If the fair value of the derivative contracts were to be increased in future periods due to increases in three-month LIBOR (the rate upon which our current cap contracts are based), this would have a favorable effect on net interest income in those future periods as favorable adjustments to the fair value of the contracts would be reflected as reduced interest expense.

The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin during 2004 as compared to 2003. Lettered explanations following the summary describe causes of the changes in these major factors.

                  Net Interest Income Analysis - 2004 vs. 2003 (1)


                                                   For the Years
                                                 Ended December 31,          Change
                                                ---------------------  ------------------
                                                   2004       2003
                                                ---------  ----------
                                                 (amounts in millions)
Total interest income increased................. $  30.1   $   28.6    $   1.5      5.2%
  Due to:
    Increase in average earning assets.......... $ 560.6   $  540.7    $  19.9      3.7%
  Driven by:
    Increase in average loans held
      for sale (a).............................. $  15.8         --    $  15.8        --
    Increase in average investments (b)......... $ 271.4   $  236.0    $  35.4     15.0%
  Offset by:
    Decrease in average loans held for
      investment (c)............................ $ 276.7   $  308.1    $(31.4)   (10.2)%
  The overall increase in average earning
    assets was coupled with:
      Increase in yield on interest-earnings
        assets..................................   5.38%      5.30%      0.08%      1.5%
  Driven by:
    Increase in yield on loans held for
      investment (d)............................   6.56%      6.26%      0.30%      4.8%
    Increase in yield on investments (e)........   4.15%      3.96%      0.19%      4.8%


Total interest expense decreased................ $  14.1   $   15.3    $ (1.2)    (7.8)%

  Due to:
    Decrease in cost of interest-bearing
      liabilities...............................   2.66%      3.01%    (0.35)%   (11.6)%
  Driven by:
    Decrease in cost of interest-bearing
      deposits (f)..............................   1.82%      2.16%    (0.34)%   (15.7)%
    Decrease in cost of borrowings (g)..........   4.44%      4.76%    (0.32)%    (6.7)%
  These decreases were offset by:
    Increase in average interest-bearing
      liabilities............................... $ 530.2   $  508.1    $  22.2      4.4%
    Driven by:
    Increase in average borrowings (h).......... $ 170.5   $  164.5    $   6.0      3.6%
    Increase in average interest-bearing
      deposits (i).............................. $ 359.8   $  343.6    $  16.2      4.7%

---------------

(1)  From continuing operations for all periods presented.

(a) Average loans held for sale increased due to mortgage loan and student loan financing programs initiated during 2004.

(b) Although period end investments available for sale decreased $26.7 million between December 31, 2003 and December 31, 2004, average investments for the 12-month period ended December 31, 2004 increased $35.4 million. Total investments at December 31, 2003 were $262.6 million. Outstanding investments were increased to $288.4 million at March 31, 2004 to replace a reduction in loans held for investment that occurred due to general planned loan payoffs of approximately $15.0 million, general pay downs on revolving lines of credit of approximately $8.4 million and the payoff of a $4.5 million loan that was on nonaccrual status at December 31, 2003. Investments available for sale ended June 30, 2004 at $263.4 million and September 30, 2004 at $236.3 million. Over $30.0 million of investments available for sale were sold during September 2004 and the proceeds were used to fund other earning assets, particularly mortgage loans and student loans held for sale.

(c) Average loans held for investment during 2004 declined despite an increase in period end loans between December 31, 2003 and December 31, 2004. Loans held for investment declined in early 2004 to a low of $254.0 million at March 31, 2004 but finished out the year with increases ending at $294.7 million at December 31, 2004. Average loans held for investment were as low as $261.2 million in April 2004 compared with $303.6 million in December 31, 2004.

(d) Our increased loan yield reflects the Federal Reserve interest rate increases during 2004. The daily average prime rate in 2004 was 4.35 percent as compared to 4.12 percent for 2003. The higher prime rate caused floating rate loans to reprice at higher rates and new loans, which, as discussed above, came on primarily in the second half of 2004, to be originated at higher interest rate levels.

(e) The increased yield on investments reflects the higher interest rate environment during 2004 combined with the lower levels of prepayments on mortgage-backed securities and collateralized mortgage obligations relative to 2003. During 2004, lower premium amortization ($2.9 million versus $4.1 million in 2003) helped generate higher yields in the investment portfolio.

(f) The decrease in cost of interest-bearing deposits reflects our efforts to contain deposit costs during a rising rate environment in 2004. The decrease also reflects a full year of benefit of rate decreases at the end of 2003. Additionally, during 2003, new certificates of deposit and repricing certificates of deposit priced at lower rates that then reduced the cost of deposits going forward into 2004.

(g) The decrease in cost of borrowings was primarily a result of a decrease in the average cost of FHLB borrowings. $15 million of FHLB advances priced at a weighted average rate of 4.77 matured during 2004.

(h) The increase in average borrowings is primarily attributable to higher use of Federal funds purchased and the $1.5 million increase in our long-term borrowings that occurred during 2004.

(i) The increase in average interest-bearing deposits is primarily attributable to the increase in average interest checking and money market accounts due to growth in our Wealthbuilder family of deposit products. The growth was generated primarily in the Arizona market with some growth attributable to our new Golden Valley, Minnesota branch office.

Year ended December 31, 2003 compared to year ended December 31, 2002. Net interest income increased $296,000, or 2.3 percent, and totaled $13.4 million for 2003. Net interest spread and net interest margin adjusted to 2.29 and 2.47 percent, respectively, for the 12-month period ended December 31, 2003 from 2.29 and 2.51, respectively, for the 12-month period ended December 31, 2002.

Net interest income and margin for the 12-month period ended December 31, 2003 were impacted by the charge-off of interest income of approximately $287,000 on the loan discussed earlier. Net interest income for the 12-month periods ended December 31, 2003 and 2002 also reflected mark-to-market losses on the value of derivative contracts, which decreased net interest income by $80,000 and $779,000, respectively. Without the interest income charged off and the mark-to-market adjustments on these derivative contracts for the two periods, net interest margin would have been 2.54 percent for the 12 months ended December 31, 2003 and 2.66 percent for the 12 months ended December 31, 2002.

The following condensed information summarizes the major factors combining to create the changes to net interest income, spread and margin during 2003 as compared to 2002. Lettered explanations following the summary describe causes of the changes in these major factors.

                  Net Interest Income Analysis - 2003 vs. 2002 (1)

                                                   For the Years
                                                  Ended December 31,         Change
                                                 --------------------  ----------------
                                                    2003       2002
                                                 ---------  ---------
                                                 (amounts in millions)
Total interest income decreased................. $    28.7  $   31.8   $ (3.1)   (10)%
  Due to:
    Decrease in yield on interest-earnings
      assets....................................     5.30%     6.11%   (0.81)%   (13)%
  Driven by:
    Decrease in yield on loans (a)..............     6.26%     6.76%   (0.50)%    (7)%
    Decrease in yield on investments (b)........     3.96%     5.13%   (1.17)%   (23)%
  The decreases in yield on interest-earning
   assets were
    Offset by:
    Increase in average earning assets.......... $   540.7  $  520.4   $  20.3      4%

  Driven by:
    Increase in average loans (c)............... $   308.1  $  307.2   $   0.9      0%

    Increase in average investments (d)......... $   236.0  $  214.0   $  22.0     10%

Total interest expense decreased................ $    15.3  $   18.7   $ (3.4)   (18)%
  Due to:
    Decrease in cost of interest-bearing
      liabilities...............................     3.01%     3.82%   (0.81)%   (21)%
  Driven by:
    Decrease in cost of interest-bearing
      deposits (e)..............................     2.16%     2.87%   (0.71)%   (25)%
    Decrease in cost of borrowings (f)..........     4.76%     6.36%   (1.60)%   (25)%
  These decreases were coupled with:
    Increase in average interest-bearing
      liabilities............................... $   508.1  $  490.9   $  17.2      4%
    Driven by:
    Increase in average borrowings (g).......... $   164.5  $  133.6   $  30.9     23%

    Offset by:
    Decrease in average interest-bearing
      deposits (h).............................. $   343.6  $  357.2   $(13.6)    (4)%
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

Provision for Credit Losses. We determine a provision for credit losses which we consider sufficient to maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The provision for credit losses for the year ended December 31, 2004 was $175,000 as compared to $1.5 million in 2003 and $1.2 million in 2002. Net loan and lease charge-offs were $1.9 million, or 0.58 percent of average loans and leases in 2004 compared with $1.8 million, or 0.56 percent in 2003 and $521,000, or 0.17 percent in 2002. The decrease in the provision for credit losses in 2004 reflected the resolution of a significant amount of nonperforming loans that were reserved for at December 31, 2003 and were reduced to $549,000 at December 31, 2004 from $8.0 million at December 31, 2003. Of the $1.9 million of charge-offs in 2004, $1.2 million related to one commercial loan. $975,000 had been reserved for on that loan at December 31, 2003.

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

The allowance for loan losses totaled $3.3 million at December 31, 2004 compared with $4.8 and $5.0 million at December 31, 2003 and 2002, respectively. See Note 1 to the Consolidated Financial Statements included under Item 8, "-Financial Condition-Loan Portfolio-Allowance for Credit Losses" and "-Critical Accounting Policies" for further discussion of the components of the allowance for credit losses, our systematic methodology for determining the adequacy of the allowance and additional data pertaining to charge-offs, recoveries and other related information.

Noninterest Income. Noninterest income, primarily driven by insurance commissions, is becoming a more significant source of revenues for us as we continue to emphasize our goal of focusing on local relationship banking and providing a broad range of financial products and services that will meet the needs of our customers, both commercial and consumer. Our noninterest income increased approximately $2.6 million, or 12.7 percent, in 2004 largely due to increased insurance commissions, including commissions related to acquisitions made during 2003 and 2004. Fees on loans and brokerage income increased in 2004 while service charges, trust and financial services income, net gain on sales of securities and rental income declined. Noninterest income increased approximately $4.5 million, or 27.7 percent, in 2003 largely due to a full year of insurance commission income generated by Milne Scali. Service charges, trust and financial services income and rental income also increased, while fees on loans, brokerage income and net gain on sale of securities declined.

The following table presents, for the periods indicated, the major categories of our noninterest income as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations following the table:

                             Noninterest Income (1)
                                                                  Increase (Decrease)
                                                          ------------------------------------
                             For the Years Ended
                                December 31,                 2004 - 2003         2003 - 2002
                          ----------------------------    -----------------   ----------------
                            2004      2003      2002          $        %          $        %
                          --------  --------  --------    --------  -------   --------  ------
                                 (in thousands)
Insurance commissions.....$ 17,490  $ 14,568  $  8,981    $ 2,922     20%     $5,587       62% (a)
Fees on loans.............   2,175     2,022     2,169        153      8%       (147)     (7)% (b)
Service charges...........     827       909       755        (82)   (9)%        154       20% (c)
Brokerage income..........     538       420     1,094        118     28%       (674)    (62)% (d)
Trust and financial
  services................     486     1,009       751       (523)  (52)%        258       34% (e)
Net gain on sales of
  securities .............     269       968     1,870       (699)  (72)%       (902)    (48)% (f)
Rental income.............     109       212        89       (103)  (49)%        123      138%
Other.....................   1,556       704       587        852    121%        117       20% (g)
                          --------  --------  --------    --------            --------
Total noninterest income..$ 23,450   $20,812  $ 16,296    $ 2,638     13%     $4,516       28%
                          ========  ========  ========    ========            ========
--------------------

(1)  From continuing operations for all periods presented.

     (a) In 2004, insurance commissions increased due to increased commission and profit sharing income at Milne Scali in Phoenix. The increase also reflected production from recent acquisitions. In 2003, insurance commissions increased due to a full year of production of Milne Scali, acquired in April 2002. Profit Sharing income (received primarily during the first quarter of each year) included in the amounts above totaled approximately $1.4 million, $990,000 and $124,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     (b) The 2004 increase in fees on loans reflects fees associated with loans originated and sold, fees associated with the mortgage loan and student loan financing programs and some fees associated with commercial credit line availability. The decrease in noninterest income loan fees in 2003 primarily reflects a decline in loan generation due to reduced loan demand, which was reflective of the economic environment during 2003. Loan volume generation and the related loan fees associated with such loans can be subject to significant fluctuations making it difficult to anticipate the amount of loans that will be originated or placed and related loan fees that will be recognized in future periods.

     (c) Service charges increased in 2003 as the Bank continued to increase its Wealthbuilder interest checking and money market account volume along with an increase in non-interest bearing deposits which are primarily business deposit relationships that tend to utilize a greater level of fee-based deposit services.

     (d) In 2004, brokerage income increased primarily due to increased production in the Minnesota market. In 2003, brokerage income declined largely due to the Bank having fewer brokers on staff in Minnesota.

     (e) The 2004 decrease in trust and financial services income is attributable to a $488,000 fee recognized in 2003 by the Bank's financial services division for management of the sale of two companies on behalf of a customer. The 2003 increase reflects the $488,000 fee. This 2003 fee income was offset by decreases in other fee income in the trust and financial services division including the loss of fee income associated with the BNC U.S. Opportunities Fund LLC, which was terminated during 2003.

     (f) Net gain on sales of securities varies depending on the nature of investment securities sales transacted during the respective periods. We cannot guarantee our ability to generate realized gains in the future given the level of interest rates. In the future, the investment portfolio risk/reward management process may require us to recognize net realized losses in order to optimize the forward-looking profile of the portfolio.

     (g) Other income. The 2004 increase is primarily attributable to the receipt of $527,000 by Milne Scali. The payment related to the final resolution of a reinsurance program previously associated with Milne Scali. Additionally, BOLI (bank-owned life insurance) income was approximately $464,000 during 2004 compared with approximately $183,000 during 2003. The increase in other income in 2003 as compared to 2002 is also attributable to BOLI income as the BOLI program was initiated during the second half of 2003.

Noninterest Expense. Noninterest expense increased approximately $7.5 million, or 27.4 percent, in 2004 primarily as a result of our expanding presence in the Arizona and Minnesota markets. Noninterest expense increased approximately $2.0 million, or 7.7 percent, in 2003 primarily as a result of the April 2002 Milne Scali acquisition and our expanding presence in the Arizona market.

The following table presents, for the periods indicated, the major categories of our noninterest expense as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations below the table:

                             Noninterest Expense (1)
                                                                    Increase (Decrease)
                                                          --------------------------------------
                             For the Years Ended
                                 December 31,                2004 - 2003         2003 -   2002
                          ----------------------------    -------------------  -----------------
                             2004     2003      2002       $          %         $        %
                          --------  --------  --------    ---------  --------  --------  -------
                                 (in thousands)
Salaries and employee
  benefits................$ 21,662  $ 16,478   $14,723    $  5,184     31%      $ 1,755     12% (a)
Occupancy.................   2,700     2,306     2,235         394     17%           71      3% (b)
Depreciation and
  amortization............   1,640     1,458     1,320         182     12%          138     10% (c)
Professional services.....   1,471     1,146     1,495         325     28%        (349)   (23)% (d)
Office supplies,
  telephone and postage...   1,414     1,214     1,106         200     16%          108     10% (e)
Amortization of
  intangible assets.......   1,274     1,063       881         211     20%          182     21% (f)
Marketing and promotion...   1,098       803       749         295     37%           54      7% (g)
FDIC and other
  assessments.............     205       201       214           4      2%         (13)    (6)%
Other.....................   3,304     2,621     2,606         683     26%           15      1% (h)
                          --------  --------   -------    ---------            --------
Total noninterest
  expense.................$ 34,768  $ 27,290  $ 25,329    $  7,478     27%      $ 1,961      8%
                          ========  ========   =======    =========            ========
Efficiency ratio..........  88.04%    79.82%    86.22%       8.22%              (6.40)%         (i)

Total operating expenses
  as a percent of average
  assets..................   5.47%     4.54%     4.45%       0.93%                0.09%         (j)

--------------------

(1) From continuing operations for all periods presented.

     (a) Salaries and employee benefits expenses increased in 2004 due to growth and expansion in our banking and insurance segments, particularly in our Minnesota and Arizona markets. 2004 also reflected a full year of expense associated with management talent added in late 2003 and new management team members added during 2004. 2004 also included a $688,000 payment related to the termination of employment of a former officer of our insurance subsidiary. The payment represented the acceleration of the remaining salary due under his multi-year employment contract. The 2003 increase is largely attributable to the addition of banking personnel, particularly in the Arizona market. Average full time equivalents for each year in the three-year period ended December 31, 2004 were 318, 276 and 253, respectively.

     (b) Occupancy expenses increased in 2004 due to the addition of the Esplanade location in Phoenix, the Golden Valley location in Minnesota, and the Tucson, Salt Lake City, Prescott Valley and Denver insurance locations.

     (c)  Depreciation  and  amortization   expenses  related  to  fixed  assets
          increased in 2004 due to the expansion discussed in (b) above, primarily in our Arizona and Minnesota markets. Depreciation and amortization expenses increased in 2003 due to the Milne Scali acquisition along with costs associated with additional expansion in the Arizona market.

     (d) 2004 professional services expenses increased due to an increase in brokerage retainage and clearing fees (resulting from the increase in brokerage production) as well as increases in legal, software support, appraisal and recording and other consulting fees. The 2003 decrease is attributable to decreased expenses in a number of areas including brokerage clearing and retainage expense (resulting from the decrease in associated brokerage revenue), appraisal and recording fees, audit fees, other consulting fees, legal and collection fees and software support fees.

     (e) 2004 office supplies, telephone and postage expenses increased due to the expansion described in (b) above, primarily in our Arizona and Minnesota markets. Increases in this line item in 2003 are associated with the Milne Scali acquisition and additional expenses associated with expansion in the Arizona market.

     (f) 2004 amortization of intangible assets expenses increased primarily due to amortization of the insurance customer list intangibles added when we acquired certain assets and assumed certain liabilities of several small insurance agencies. 2003 reflects a full year of amortization of the Milne Scali customer list intangibles.

     (g) Marketing and promotion expenses increased in 2004 primarily due to market expansion and the associated advertising and marketing.

     (h) The 2004 increase in other noninterest expense is due to increases in several different items included in this category such as travel, other employee benefits, insurance, business meals and entertainment, dues and publications and correspondent bank charges.

     (i) Noninterest expense divided by an amount equal to net interest income plus noninterest income.

     (j) Total operating expenses as a percent of average assets have increased as our profile has changed from that of a traditional banking organization to an organization with a broader base of financial product and service offerings the revenues and expenses of which are generally not asset-based.

Income taxes. We recorded income tax expense of $1.1 and $1.6 million and $822,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Our effective tax rates were 25.15, 29.14 and 28.87 percent for the 12-month periods ended December 31, 2004, 2003 and 2002, respectively. The effective tax rates were lower than the statutory rates principally due to tax-exempt income on municipal securities and, for part of 2003 and all of 2004, tax-exempt income associated with $10.0 million of bank-owned life insurance.

The determination of current and deferred income taxes is a critical accounting policy which is based on complex analyses of many factors including interpretations of Federal and state income tax laws, the differences between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities. Additional detail on income taxes is provided in Note 24 to the Consolidated Financial Statements included under Item 8 and "-Critical Accounting Policies."

Financial Condition

Overview. Although subsequent sections of this discussion and analysis of financial condition address certain aspects of our major assets and liabilities in significant detail, the following two tables are presented as a general overview of the financial condition of the Company.

Total assets increased approximately $52.2 million, or 8.4 percent, between December 31, 2003 and December 31, 2004 and approximately $19.2 million, or 3.2 percent, between December 31, 2002 and December 31, 2003. Our total assets at December 31, 2004 were approximately $673.7 million.

The following table presents our assets by category as of December 31, 2004, 2003 and 2002, as well as the amount and percent of change between the dates. Significant changes are discussed in lettered notes following the table (amounts are in thousands):

                                     Assets
                                                                Increase (Decrease)
                                                       ----------------------------------------
                          As of December 31,              2004 - 2003          2003 - 2002
                     ------------------------------    -------------------   ------------------
                        2004       2003      2002          $         %          $         %
                     ---------  ---------  --------    ---------  --------   ---------  -------
Cash and due from
 banks...............$  11,867  $  12,520  $ 16,978    $   (653)      (5)%   $ (4,458)    (26)% (a)
Interest-bearing
 deposits with banks        14         --       159          14         --       (159)   (100)%
Investment
 securities
 available for sale..  235,916    262,568   208,072     (26,652)     (10)%     54,496       26% (b)
Federal Reserve
 Bank and Federal
 Home Loan Bank
 stock...............    7,541      7,596     7,071         (55)      (1)%        525        7%
Loans held for sale..   60,197         --        --      60,197         --         --        -- (c)
Loans and leases
 held for
 investment, net.....  290,479    278,792   330,788      11,687         4%    (51,996)    (16)% (d)
Premises and
 equipment, net......   21,799     18,570    11,100       3,229        17%      7,470       67% (e)
Interest receivable..    2,686      2,462     2,856         224         9%       (394)    (14)%
Other assets.........   13,357     15,507     4,119      (2,150)     (14)%     11,388      276% (f)
Goodwill.............   21,779     15,089    12,210       6,690        44%      2,879       24% (g)
Other intangible
 assets, net.........    8,075      8,373     8,875        (298)      (4)%       (502)     (6)%
                     ---------  ---------  --------    --------              ---------
    Total assets.....$ 673,710  $ 621,477  $602,228    $ 52,233         8%   $ 19,249        3%
                     =========  =========  ========    ========              =========
-----------------

(a) The 2003 decrease in cash and due from banks is primarily attributable to an account reclassification program that was implemented during 2003 and results in the Bank holding less cash at the Federal Reserve.

(b) During 2004, we purchased $89.9 million of investment securities while we sold $74.4 million and there were $38.0 million of investment securities that matured and were paid off. We used the proceeds from the investment security sales and maturities to fund some of the loans held for sale discussed in (c) below as well as real estate construction and commercial and industrial loans discussed in (d) below. During 2003, investment securities available for sale increased as loan volume decreased (see (d) below) and we maintained a somewhat static earning asset portfolio.

(c) Loans held for sale at December 31, 2004 represent loans originated under mortgage loan and student loan financing programs initiated during 2004.

(d) Loans held for investment increased during the second half of 2004 due to increases in real estate construction and commercial and industrial loans. Loan volume in 2003 was negatively impacted by planned loan reductions and the completion of some financed commercial real estate projects. The loan reductions were not offset by loan growth due to a lack of loan demand driven by economic conditions during the year. It is difficult to predict, with any degree of certainty, loan volume in future periods.

(e) The 2004 increase in premises and equipment is primarily attributable to our renovation of a banking facility in Golden Valley, Minnesota, some additional upgrading of our location at 322 East Main Avenue in Bismarck, the purchase of land and a building in Tucson and the purchase of land for a future bank site in Shakopee, Minnesota. The 2003 increase is attributable to the purchase of the Milne Scali building in Phoenix, Arizona in March 2003 for its appraised value of $3.9 million, the construction of a facility in Scottsdale, Arizona, leasehold improvements related to the relocation of our office at 2725 East Camelback Road, Phoenix to 2425 East Camelback Road, the purchase of property in Golden Valley, Minnesota and some improvements to our office building at 322 East Main Avenue, Bismarck, North Dakota.

(f) The 2003 increase in other assets is primarily attributable to the purchase of $10.0 million of bank-owned life insurance during the third quarter of 2003.

(g) Goodwill increased during 2004 due to the payment of the remaining earnout payments related to the Milne Scali acquisition and goodwill generated by three insurance agency acquisitions and a mortgage company acquisition. Goodwill increased in 2003 due to a $2.3 million earnout payment related to the purchase of Milne Scali and the purchase of IASW in December 2003.

Our total liabilities increased approximately $48.6 million, or 8.4 percent, between December 31, 2003 and December 31, 2004 and increased $16.8 million, or
3.0 percent, between December 31, 2002 and December 31, 2003. Total liabilities at December 31, 2004 were approximately $629.9 million. Stockholders' equity was approximately $43.8, $40.2 and $37.7 million at December 31, 2004, 2003 and 2002, respectively.

The following table presents our liabilities and stockholders' equity by category as of December 31, 2004, 2003 and 2002, as well as the amount and percent of change between the dates. Significant changes are discussed in lettered notes following the table (amounts are in thousands):

           Liabilities, Subordinated Debentures and Stockholders' Equity
                                                                  Increase (Decrease)
                                                         --------------------------------------
                             As of December 31,             2004 - 2003         2003 - 2002
                        -----------------------------    ------------------  ------------------
                          2004       2003      2002          $         %         $         %
                        --------  ---------  --------    --------  --------  --------- --------
Deposits:
Noninterest-bearing.....$ 63,386   $ 44,725  $ 44,362    $ 18,661      42%    $   363       1% (a)
Interest-bearing -
 Savings, interest
   checking and
   money market......... 210,887    215,525   187,531      (4,638)    (2)%     27,994      15% (b)
 Time deposits
   $100,000 and over....  83,952     46,569    64,905      37,383      80%    (18,336)   (28)% (c)
 Other time deposits....  97,118     89,123   101,447       7,995       9%    (12,324)   (12)% (d)
Short-term borrowings...  33,697     31,383    28,120       2,314       7%      3,263      12% (e)
FHLB advances...........  97,200    112,200    97,200     (15,000)   (13)%     15,000      15% (f)
Long-term borrowings....  10,079      8,640     8,561       1,439      17%         79       1% (g)
Guaranteed preferred
 beneficial interests
 in Company's
 subordinated
 debentures.............  22,509     22,397    22,326         112       1%         71       0%
Other liabilities.......  11,036     10,729    10,053         307       3%        676       7%
                        --------  ---------  --------    --------            ---------
    Total liabilities... 629,864    581,291   564,505      48,573       8%     16,786       3%
Stockholders' equity....  43,846     40,186    37,723       3,660       9%      2,463       7% (h)
                        --------  ---------  --------    --------            ---------
    Total...............$673,710  $ 621,477  $602,228    $ 52,233       8%   $ 19,249       3%
                        ========  =========  ========    ========            =========
----------------

(a) Noninterest-bearing deposits increased in 2004 primarily due to growth in our Arizona and Minnesota markets. Noninterest-bearing deposits can also fluctuate significantly on a daily basis due to transactions associated primarily with commercial customers.

(b) The 2003 increase in savings, interest checking and money market deposits was attributable to the popularity of our Wealthbuilder deposit products and reflects deposit growth primarily in the Arizona market.

(c) Brokered and national market certificates of deposit were $55.6 million at December 31, 2004 compared with $30.2 million at December 31, 2003. Additionally, deposits in the CDARSsm deposit program totaled $16.8 million at December 31, 2004 compared with $1.4 million at December 31, 2003. At December 31, 2002, brokered and national market certificates of deposit totaled $58.7 million.

(d) The 2004 increase in other time deposits represents core deposit growth, primarily in our Arizona and Minnesota markets. The 2003 decline is partially attributable to the $27.2 million decrease in brokered and national market certificates of deposit. Additionally, time deposits declined partly because a number of certificates of deposit, held by credit unions and other financial institutions (with balances averaging $99,000) matured and the funds were not reinvested.

(e) The increase in short-term borrowings in both 2004 and 2003 is primarily due to increased Federal funds purchased at December 31, 2004 and 2003.

(f) $15.0 million of FHLB advances matured during 2004 and were replaced with other funding sources. $10.0 million of FHLB advances held at December 31, 2002 matured in January 2003 and, during the third quarter of 2003, we converted $20.0 million of short-term FHLB advances to $30.0 million of longer term FHLB advances maturing in 2005 and 2006.

(g) The 2004 increase in long-term borrowings represents an increase in the term loan at BNCCORP from $8.5 million at December 31, 2003 to $10.0 million at December 31, 2004.

(h) The 2004 increase in stockholders' equity reflects $3.4 million of earnings and $1.5 million of stock issued in acquisitions, as restricted stock and in stock option exercises offset by a $912,000 decrease in unrealized holding gains on securities available for sale, net of income taxes and reclassification adjustment and $93,000 of preferred stock dividends paid during 2004. The increase in 2003 primarily reflects $3.8 million of earnings offset by a $1.7 million decrease in unrealized holding gains on securities available for sale, net of income taxes and reclassification adjustment.

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

The following table presents the composition of the available-for-sale investment portfolio by major category as of the dates indicated:

                                       Investment Portfolio Composition (1)

                                                        December 31,
                      -------------------------------------------------------------------------------
                                2004                        2003                      2002
                      ------------------------   --------------------------  ------------------------

                                    Estimated                   Estimated                  Estimated
                       Amortized   fair market    Amortized    fair market    Amortized   fair market
                         cost         value          cost         value         Cost         value
                      -----------  -----------   -----------   ------------  -----------  -----------
                                                      (in thousands)
U.S. government agency
  mortgage-backed
  securities......... $    9,715   $    9,877    $  14,374     $   14,755    $  47,072    $  47,576
U.S. government
  agency securities..        981        1,036          961          1,083        4,608        5,203
Collateralized
  mortgage
  obligations........    189,783      187,704      210,760        209,676      122,795      124,480
State and municipal
  bonds..............     33,390       35,301       32,909         35,056       27,276       28,815
Corporate bonds......      1,941        1,998        1,939          1,998        1,938        1,998
                      -----------  -----------   ---------     ------------  -----------  -----------
Total investments.... $  235,810   $  235,916    $ 260,943     $  262,568    $ 203,689    $ 208,072
                      ===========  ===========   =========     ============  ===========  ===========
------------------
(1) From continuing operations for all periods presented.

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in our investment portfolio at December 31, 2004:

                        Investment Portfolio - Maturity and Yields

                                                                Maturing
                      ---------------------------------------------------------------------------------------------------

                                              After 1 but         After 5 but
                         Within 1 year      within 5 years      within 10 years      After 10 years          Total
                      ------------------  ------------------  ------------------  -------------------  ------------------
                       Amount   Yield(1)   Amount   Yield(1)   Amount   Yield(1)   Amount   Yield (1)   Amount   Yield(1)
                      --------  --------  --------  --------  --------  --------  --------  ---------  --------  --------
U.S. government
  agency
  mortgage-backed
  securities (2)(3)...$     --        --  $     --        --  $    393     5.54%  $  9,322      5.87%     9,715     5.86%
U.S. government
  agency
  securities (2)......     981     9.71%        --        --        --        --        --        --        981     9.71%
Collateralized
  mortgage
  obligations (2)(3)..      --        --        --        --    41,322     3.66%   148,461      3.99%   189,783     3.92%
State and municipal
  bonds (2)...........      --        --     1,048     8.03%     1,983     6.98%    30,359      7.04%    33,390     7.07%
Corporate bonds (2)...      --        --        --        --        --        --     1,941      4.65%     1,941     4.65%
                      --------            --------            --------            --------             --------
Total book value
  of investment
  securities..........$    981     9.71%  $  1,048     8.03%  $ 43,698     3.82%  $190,082      4.57%   235,810     4.47%
                      ========            ========            ========            ========
Unrealized holding
  gain on securities
  available for sale..                                                                                      106
                                                                                                       --------
Total investment
  in securities
  available for                                                                                        $235,916     4.47%
  sale (4)............                                                                                 ========

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

As of December 31, 2004, we had $235.9 million of available-for-sale securities in the investment portfolio as compared to $262.6 and $208.1 million at December 31, 2003 and 2002, respectively, based on fair value of the securities on those dates. During 2004, the amount of available-for-sale securities decreased $26.7 million in order to provide liquidity to fund earning asset growth in the form of loans, and, in particular, loans held for sale. In light of our overall asset/liability position, much of the decrease in available-for-sale securities was in the U.S. government agency mortgage-backed securities (down $4.9 million) and CMOs (down $22.0 million) because of their forward looking economic risk/reward profiles relative to other types of securities within the portfolio and that of other earning asset opportunities. The volume in state and municipal bonds, U.S. government agency securities and corporate bonds was relatively unchanged for the year.

During the first quarter of 2004, the available-for-sale portfolio increased $25.8 million from $262.6 million as of December 31, 2003 to $288.4 million in order to maintain the level of earning assets while planned loan reductions and the completion of some financed commercial real estate projects reduced the loan portfolio by $29.6 million during the same period. Over the remaining three quarters of 2004, the available-for-sale portfolio decreased by $52.5 million to end the year at $235.9 million as proceeds from sales and maturities, net of new purchases were directed toward an increase in loan volume for the latter three quarters of 2004. Finally, the overall level of market interest rates increased during 2004 and the yield curve experienced a flattening relative to the end of 2003. In carrying out the ongoing portfolio management objective to purchase and own securities and combinations of securities with good risk/reward characteristics, and in constant light of managing the available-for-sale portfolio's risk/reward profile in the context of our overall balance sheet, we engaged in securities transactions that generated net realized securities gains of $269,000 during 2004. We cannot guarantee our ability to generate realized gains in the future such as those recognized during recent years given the current level of interest rates. In the future, the risk-reward management process may require us to recognize net realized losses in order to optimize the forward-looking economic profile of the portfolio and balance sheet.

During 2003, the amount of available-for-sale securities increased $54.5 million in order to maintain earning asset portfolio levels while planned loan reductions and the completion of some financed commercial real estate projects reduced the loan portfolio by $52.2 million. Much of the increase in available-for-sale securities was directed toward CMOs because of their economic risk/reward profiles (due to the structure of the CMO cash flows) relative to mortgage-backed or other types of securities and the ability to pledge such securities as collateral for borrowings at the FHLB. In the process of carrying out the portfolio management objective to purchase securities and combinations of securities with good economic risk/reward characteristics, we decreased U.S. government agency mortgage-backed securities and U.S. government agency securities by $32.8 and $4.1 million, respectively, and increased CMOs and state and municipal bonds by $85.2 and $6.2 million, respectively. Given our forecasted level of future earnings, we increased our holdings of state and municipal bonds by $6.2 million in order to increase our level of tax-exempt income.

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

During 2002, we increased U.S. government agency mortgage-backed securities, U.S. government agency securities, and state and municipal bonds by $5.6 million, 708,000 and $11.3 million, respectively and decreased CMOs and corporate debt securities by $12.8 and $8.6 million, respectively. The $8.6 million reduction in corporate debt securities during 2002 allowed us to manage our risk-based capital position as such securities are risk-weighted at 100 percent for risk-based capital purposes. Given our earnings in the third and fourth quarters of 2002 and our then forecasted level of future earnings, we increased our holdings of state and municipal bonds by $11.3 million in order to increase our level of future tax-exempt income. In addition to the role state and municipal bonds play in managing our tax position, state and municipal bonds offer an attractive risk/reward profile when considered in combination with other securities in the portfolio (CMOs and mortgage-backed securities) and our overall balance sheet position.

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

At December 31, 2004, we held no securities of any single issuer, other than U.S. government agency securities and agency mortgage-backed securities and CMOs, that exceeded 10 percent of stockholders' equity. A significant portion of our investment securities portfolio (approximately 87.6 percent at December 31, 2004) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Federal Reserve Bank and Federal Home Loan Bank Stock. Our equity securities consisted of $1.3, $1.2 and $1.2 million of Federal Reserve Bank ("FRB") stock at December 31, 2004, 2003 and 2002, respectively, and $6.3, $6.4 and $5.8 million of FHLB stock at December 31, 2004, 2003 and 2002, respectively. Our holdings in FRB stock increased due to the amount of capital stock issued by the Bank. From 2002 to 2004, our investment in FHLB stock fluctuated with our usage of FHLB advances.

Loan Portfolio. The banking segment's primary source of income is interest earned on loans held for investment. Total loans held for investment, net of unearned income and unamortized fees and costs, increased $10.3 million, or 3.6 percent, to $293.8 million at December 31, 2004 as compared to $283.6 million at December 31, 2003. In 2003, net loans decreased $52.2 million, or 15.6 percent, as compared to December 31, 2002.

The following table presents the composition of our loan portfolio as of the dates indicated:

                           Loan Portfolio Composition (1)
                                                    December 31,
                     -------------------------------------------------------------------------------------------------
                           2004               2003                 2002               2001             2000
                     -----------------  ------------------  ------------------  ------------------  ------------------
                      Amount      %      Amount      %       Amount      %       Amount       %      Amount      %
                     ---------  ------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
                                               (dollars in thousands)
Commercial and
  industrial ........$ 75,460     26.0  $ 73,001     26.2   $ 94,075     28.4   $103,883     35.4   $109,335     43.9
Real estate
  mortgage........... 129,321     44.5   129,443     46.4    147,825     44.7    123,727     42.1     85,082     34.1
Real estate
  construction.......  68,967     23.7    60,056     21.5     62,926     19.0     34,225     11.7     21,879      8.8
Agricultural.........  13,919      4.8    12,529      4.5     18,023      5.5     19,069      6.5     15,016      6.0
Consumer/other.......   5,480      1.9     6,277      2.3      8,227      2.5      9,953      3.4     11,552      4.6
Lease financing......   1,540      0.5     2,757      1.0      5,584      1.7      7,578      2.6     10,154      4.1
                     ---------  ------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
Total principal
  amount of loans.... 294,687    101.4   284,063    101.9    336,660    101.8    298,435    101.7    253,018    101.5
Unearned income
  and net
  unamortized
  deferred fees
  and costs..........   (873)    (0.3)     (508)    (0.2)      (866)    (0.3)      (511)    (0.2)      (265)    (0.1)
                     --------   ------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
Loans, net of
  unearned income
  and unamortized
  fees and costs..... 293,814    101.1   283,555    101.7    335,794    101.5    297,924    101.5    252,753    101.4
Less allowance for
  credit  losses..... (3,335)    (1.1)   (4,763)    (1.7)    (5,006)    (1.5)    (4,325)    (1.5)    (3,588)    (1.4)
                     ---------  ------  ---------  -------  ---------  -------  ---------  -------  ---------  -------
Net loans............$290,479   100.00  $278,792   100.00   $330,788   100.00   $293,599   100.00   $249,165   100.00
                     =========  ======  =========  =======  =========  =======  =========  =======  =========  =======

(1)  From continuing operations for all periods presented.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in our loan portfolio. Significant changes are discussed in lettered explanations below the table:

                    Change in Loan Portfolio Composition (1)
                                            Increase (Decrease)
                               ----------------------------------------------
                                    2004 - 2003             2003 - 2002
                               ----------------------   ---------------------
                                   $           %            $          %
                               -----------  ---------   ----------  ---------
                                           (dollars in thousands)
Commercial and industrial..... $    2,459         3%    $ (21,074)      (22)% (a)
Real estate mortgage..........       (122)        0%      (18,382)      (12)% (b)
Real estate construction......      8,911        15%       (2,870)       (5)% (c)
Agricultural..................      1,390        11%       (5,494)      (30)% (d)
Consumer/other................       (797)     (13)%       (1,950)      (24)%
Lease financing...............     (1,217)     (44)%       (2,827)      (51)%
                               -----------              ----------
Total principal amount of
  loans.......................     10,624         4%      (52,597)      (16)%
Unearned income/unamortized
  fees and costs..............       (365)     (72)%          358         41%
                               -----------              ----------
Loans, net of unearned
  income/unamortized fees
  and costs...................     10,259         4%      (52,239)      (16)%
Allowance for credit losses...      1,428        30%          243          5%
                               -----------              ----------
Net Loans..................... $   11,687         4%    $ (51,996)      (16)%
                               ===========              ==========

(1)  From continuing operations for all periods presented.

     (a) Commercial and industrial loans decreased in 2003 due to planned loan pay-downs, loan pay- offs and the lack of loan demand due to economic conditions.

     (b) The decrease in real estate mortgage loans during 2003 reflects the completion of some financed commercial real estate projects.

     (c) The increase in 2004 is primarily attributable to commercial real estate construction loan growth in our Arizona and Minnesota markets.

     (d) The 2003 decrease in agricultural loans is primarily due to loan pay-offs in the North Dakota market.

While prospects for loan growth appear to be favorable in some of our markets, future loan growth potential is subject to volatility. Our loan portfolio is concentrated in commercial, industrial and real estate loans and we have credit concentrations in certain industries (see "-Concentrations of Credit") and certain geographic concentrations that relate to our primary market areas. A downturn in certain sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and impact the borrowers' ability to repay their loans, while also decreasing our net interest margin. Taking a conservative posture relative to credit underwriting, we believe, is a prudent course of action. We believe it is in our best interest and in the interest of our stockholders to focus attention on our quality customer relationships and to avoid growth in other than high-quality credit. We cannot predict with any degree of certainty the full impact of current or future economic conditions on our ability to generate loan volume or the ultimate impact of economic conditions on our currently existing portfolio of loans. See "Factors That May Affect Future Results of Operations" included under Item 1 of
Part I.

Credit Policy, Underwriting, Approval and Review Procedures. We follow a uniform credit policy that sets forth underwriting and loan administration criteria. The Board of Directors (the "Board") establishes our loan policy, including lending guidelines for the various types of credit we offer based upon the recommendations of senior lending management. We have an Executive Credit Committee that approves loans over a certain size. Our loan policy is reviewed and reaffirmed by the Board at least annually.

We delegate lending decision authority among various lending officers and the Executive Credit Committee based on the size of the customer's credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Board on a quarterly basis for summary review. Any exceptions to loan policies and guidelines, to the extent the credit relationship amount exceeds individual loan officer lending authorities, are subject to special approval by the Bank's Chief Credit Officer or the appropriate credit committee.

Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral. In underwriting commercial loans, we emphasize the borrower's earnings history, capitalization and secondary sources of repayment. In most instances, we require third party guarantees or highly liquid collateral.

Our credit administration function includes an internal loan review department that reviews established levels of our loan portfolio on a continuous basis. Loan review personnel are not involved in any way in the credit underwriting or approval process. Additionally, our lenders, loan review staff, Chief Credit Officer, Executive Credit Committee and various management team members review credit-related information monthly. Such information includes, but may not be limited to, delinquencies, classified and nonperforming assets, and other information. Such reviews are conducted in order to evaluate credit risk within our credit portfolio and to review and establish the adequacy of the allowance for credit losses.

Loan Participations. Pursuant to our lending policy, loans may not exceed 85 percent of the Bank's legal lending limit (except to the extent collateralized by U.S. Treasury securities or Bank deposits and, accordingly, excluded from the Bank's legal lending limit) unless the Chief Credit Officer and the Executive Credit Committee grant prior approval. To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Bank sells loan participations to outside participants without recourse. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:

   Loan Participations Sold (1)

           December 31,
-----------------------------------
          (in thousands)
   2004...........     $ 131,317
   2003...........       146,988
   2002...........       173,895
   2001...........       208,975
   2000...........       187,773
-----------
(1) From continuing operations for all periods presented.

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

Concentrations of Credit. Our credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2004 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2004, we identified two concentrations of loans exceeding 10 percent of total loans and loan commitments outstanding. These concentrations were in real estate and construction, which represented 23.4 and 14.5 percent, respectively, of total loans and loan commitments outstanding.

The real estate loans and commitments were extended to 121 customers who are diversified across our market areas and who can generally be categorized as indicated below:

                                                 Percent of
                                                    total
                                                 outstanding
                                   Number of      loans and
                                   customers    loan commitments
                                 -------------  ----------------
Non-residential and apartment
  building operators,
  developers and lessors of
  real property................            86           20.7%
Real estate holding companies..            35            2.7%
                                 -------------  ----------------
     Total.....................           121           23.4%
                                 =============  ================

Loans and commitments in the construction category were extended to 60 customers who are located primarily in Minnesota, Iowa, North Dakota and South Dakota and who can generally be categorized as indicated below:


                                                    Percent of
                                                       total
                                                    outstanding
                                     Number of       loans and
                                     customers     loan commitments
                                    -------------  ----------------
General building contractors.......           36          13.4%
Special trade contractors..........           17           0.4%
Heavy construction, excluding
  building.........................            7           0.7%
                                    -------------  ---------------
     Total.........................           60          14.5%
                                    =============  ===============

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

Loan Maturities. The following table sets forth the remaining maturities of loans in each major category of our portfolio as of December 31, 2004. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

                                        Maturities of Loans (1)

                                         Over 1 year
                                       through 5 years      Over 5 years
                                    -------------------  ------------------
                         One year     Fixed     Floating   Fixed     Floating
                         or less      rate       rate      rate       rate      Total
                         --------   --------  ---------  ---------  --------  ---------
                                               (in thousands)
Commercial and
  industrial............  $51,038   $  8,534  $  12,729  $     660  $  2,499  $  75,460
Real estate mortgage....   34,678     16,142     47,589     15,127    15,785    129,321
Real estate
  construction..........   35,292      1,259     26,481      3,759     2,176     68,967
Agricultural............    6,487      1,902      2,807        415     2,308     13,919
Consumer/other..........    2,202      2,610        467        201        --      5,480
Lease financing.........      418      1,122         --         --        --      1,540
                         --------   --------  ---------  ---------  --------  ---------
Total principal amount
of loans................ $130,115   $ 31,569  $  90,073  $  20,162  $ 22,768  $ 294,687
                         ========   ========  =========  =========  ========  =========

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

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:

                            Nonperforming Assets (1)

                                                    December 31,
                                     -------------------------------------------
                                      2004     2003     2002      2001     2000
                                     -------  -------  -------  -------  -------
                                                  (dollars in thousands)
Nonperforming loans:
   Loans 90 days or more delinquent
     and still accruing interest.... $    25  $    38  $ 5,081  $   983  $   221
   Nonaccrual loans (2) (3).........     524    7,913    2,549    3,391      343
   Restructured loans (2) (3).......      --       --       --        5       16
                                     -------  -------  -------  -------  -------
      Total nonperforming loans.....     549    7,951    7,630    4,379      580
   Other real estate owned and
     repossessed assets.............      --       --        8       70       84
                                     -------  -------  -------  -------  -------
      Total nonperforming assets.... $   549  $ 7,951  $ 7,638  $ 4,449  $   664
                                     =======  =======  =======  =======  =======
Allowance for credit losses......... $ 3,335  $ 4,763  $ 5,006  $ 4,325  $ 3,588
                                     =======  =======  =======  =======  =======
Ratio of total nonperforming loans
  to total loans....................   0.19%    2.80%    2.27%    1.47%     .23%
Ratio of total nonperforming assets
  to total assets...................   0.08%    1.28%    1.27%     .80%     .12%
Ratio of allowance for credit
  losses to nonperforming loans.....    607%      60%      66%      99%     619%

--------------------

(1)  From continuing operations for all periods presented.

(2) If the Company's nonaccrual and restructured loans had been current in accordance with their original terms, we would have recognized additional interest income of $29,000, $65,000, $236,000, $84,000 and $29,000 for the
     years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(3) The interest income on nonaccrual and restructured loans actually included in our net income was $43,000, $56,000, $1,000, $3,000 and $6,000 for the
     years ended December 31, 2004, 2003, 2002, 2001 and 2000 respectively.

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

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at December 31, 2004.

Other real estate owned and repossessed assets represents properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no outstanding other real estate owned or repossessed assets at December 31, 2004.

Our ratios of total nonperforming loans to total loans, and total nonperforming assets to total assets, decreased between December 31, 2003 and December 31, 2004. The ratio of the allowance for credit losses to nonperforming loans increased between December 31, 2003 and December 31, 2004. This ratio at December 31, 2004 was 607 percent as compared to 60 percent at December 31, 2003. These improvements in nonperforming loan/asset ratios is primarily the result of a sharp decrease in nonperforming loans, which declined to $549,000 at December 31, 2004, from $7.95 million at December 31, 2003. This decrease is due primarily to the full payment of a $4.5 million loan and the resolution of a $2.2 million loan that resulted in a charge-off of $1.2 million (of which $975,000 was reserved for at December 31, 2003).

Potential Problem Loans. In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events, it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. We generally consider all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Potential problem loans at December 31, 2004, not including the past due, nonaccrual and restructured loans reported above, totaled $3.0 million as compared to $3.1 million at December 31, 2003. A significant portion of these potential problem loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Allowance for Credit Losses. Credit risk is the risk of loss from a customer default. We have in place a process to identify and manage our credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, internal credit review, monitoring changes in the risk ratings of loans and leases, identification of problem loans and leases and special procedures for collection of problem loans and leases. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. As discussed previously, the determination of the allowance for credit losses is a critical accounting policy, which involves estimates and our judgment on a number of factors such as net charge-offs, delinquencies in the loan and lease portfolio and general and economic conditions. We consider the allowance for credit losses of $3.3 million adequate to cover losses inherent in the loan and lease portfolio as of December 31, 2004. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and our ongoing credit review process, will not require significant increases in the allowance for credit losses. A protracted economic slowdown and/or a decline in commercial, industrial or real estate segments may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss. See Notes 1 and 7 to the Consolidated Financial Statements included under Item 8 and "-Critical Accounting Policies" for further information concerning accounting policies associated with the allowance for credit losses.

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

At yearend 2004, our total allowance was $3.3 million which equates to approximately 2.3 and 2.6 times the average gross charge-offs for the last three and five years, respectively, and 2.6 and 3.2 times the average net charge-offs for the same three-and five-year periods, respectively. Because historical charge-offs are not necessarily indicative of future charge-off levels, we also give consideration to other risk indicators when determining the appropriate allowance level. Those risk factors have been summarized above. Our charge-off policy is generally consistent with regulatory standards.

Our Chief Credit Officer and Loan Review Manager have the primary responsibility of affirming our systematic allowance methodology, performing credit loss migration analyses and assessing the allowance components in relation to estimated and actual charge-off trends. This analysis is presented to members of management who are responsible for assessing and reporting on the appropriateness of the allowance for credit losses as well as recommending revisions to our methodology for determining the adequacy of the allowance as they become necessary.

Concentrations of credit risk are discussed under "-Concentrations of Credit." Concentrations exist in real estate and construction loans and commitments. Additionally, a geographic concentration of credit risk also arises because we have historically operated primarily in the upper Midwest with 67 percent of loans outstanding as of December 31, 2004 having been extended to customers in Minnesota, North Dakota and South Dakota. As of December 31, 2004, 30 percent of our loans had been extended to customers in Arizona. Other groups of credit risk may not constitute a significant concentration, but are analyzed based on other evident risk factors for the purpose of determining an adequate allowance level.

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

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

                    Analysis of Allowance for Credit Losses (1)
                                           For the Years ended December 31,
                                ------------------------------------------------
                                  2004      2003      2002      2001      2000
                                --------  --------  --------  --------  --------
                                            (dollars in thousands)
Balance of allowance for
  credit losses,
  beginning of period...........$  4,763  $  5,006  $  4,325  $  3,588  $  2,872
                                --------  --------  --------  --------  --------
Charge-offs:
   Commercial and industrial....   1,578     1,508       408       542       574
   Real estate mortgage.........      --       189         9        99        58
   Agricultural.................      97        10        --        --        16
   Consumer/other...............     208        23        75       213        39
   Lease financing..............      --        90       165       411        68
                                --------  --------  --------  --------  --------
      Total charge-offs.........   1,883     1,820       657     1,265       755
                                --------  --------  --------  --------  --------
Recoveries:
   Commercial and industrial....     141        73        86       140       100
   Real estate mortgage.........      33         7         8        30        96
   Agricultural.................      --        --         4         1        33
   Consumer/other...............      97        11        11       132        25
   Lease financing..............       9        11        27        --        15
                                --------  --------  --------  --------  --------
      Total recoveries..........     280       102       136       303       269
                                --------  --------  --------  --------  --------
Net charge-offs................. (1,603)   (1,718)     (521)     (962)     (486)
Provision for credit losses
  charged to operations.........     175     1,475     1,202     1,699     1,202
                                --------  --------  --------  --------  --------
Balance of allowance for
  credit losses, end of
  period........................$  3,335  $  4,763  $  5,006  $  4,325  $  3,588
                                ========  ========  ========  ========  ========
Ratio of net charge-offs
  to average loans.............. (0.58)%   (0.56)%   (0.17)%   (0.33)%   (0.20)%
                                ========  ========  ========  ========  ========
Average gross loans
  outstanding during
  the period....................$276,652  $308,115  $307,227  $293,716  $244,526
                                ========  ========  ========  ========  ========
Ratio of allowance for
  credit losses to
  total loans...................   1.14%     1.68%     1.49%     1.45%     1.42%
                                ========  ========  ========  ========  ========
Ratio of allowance for
  credit losses to
  nonperforming loans...........    607%       60%       66%       99%      619%
                                ========  ========  ========  ========  ========

(1)  From continuing operations for all periods presented.

Of the $1.9 million of charge-offs for the year ended December 31, 2004, approximately $1.2 million relates to one commercial contractor. A $975,000 reserve was established for this credit at December 31, 2003.

Our ratio of allowance for credit losses to total loans was 1.14 percent at December 31, 2004 compared with 1.68 percent one year earlier. The ratio at December 31, 2004 reflects $1.9 million of charge-offs over the course of the 12-month period ended December 31, 2004, as well as the reduced reserve requirement related to the sharp decrease in nonperforming loans during the same period.

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

                      Allocation of the Allowance for Loan Losses (1)

                                                                    December 31,
                 -------------------------------------------------------------------------------------------------------------------
                           2004                     2003                  2002                   2001                   2000
                 ----------------------  ---------------------  ---------------------  ---------------------  ----------------------
                            Loans in                Loans in              Loans in               Loans in               Loans in
                            category                category              category               category               category
                             as a                     as a                  as a                   as a                  as a
                  Amount   percentage      Amount   percentage   Amount   percentage    Amount   percentage    Amount   percentage
                    of      of total         of      of total      of      of total       of      of total       of      of total
                 allowance gross loans   allowance gross loans  allowance gross loans  allowance gross loans  allowance gross loans
                 --------- ------------  --------- -----------  --------- -----------  --------- -----------  --------- -----------
                                       (dollars in thousands)
Commercial and
 industrial......$   1,583      25%       $  2,093      26%     $   2,344      28%     $   2,586      34%     $   2,066      42%
Real estate
 mortgage........    1,116      44%          1,976      46%         1,836      44%         1,038      42%           702      34%
Real estate
 construction....      379      23%            395      21%           398      19%           137      11%           112      10%
Agricultural.....      186       5%            211       4%           231       5%           267       6%           342       6%
Consumer/other...       62       2%             68       2%            85       2%           118       5%           128       5%
Lease
 financing.......        9       1%             20       1%           112       2%           179       2%           145       3%
Unallocated......       --       0%             --       0%            --       0%            --       0%            93       0%
                 --------- ------------  --------- -----------  --------- -----------  --------- -----------  --------- -----------
Total............$   3,335     100%         $4,763     100%     $   5,006     100%     $   4,325     100%     $   3,588     100%
                 ========= ============  ========= ===========  ========= ===========  ========= ===========  ========= ===========
---------------
(1)  From continuing operations for all periods presented.

Deposits. Our core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, money market deposit accounts, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over, public funds and certificates of deposit in the CDARSsm program. Total deposits were $455.3 million at December 31, 2004 compared with $395.9 and $398.2 million at December 31, 2003 and 2002, respectively. We use these deposits, along with other borrowed funds, to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds rates on each category of deposits. See "Results of Operations-Net Interest Income" for an explanation of changes in deposit volume and costs during the periods presented:

                     Average Deposits and Deposit Costs (1)

                                           For the Years Ended December 31,
                        ---------------------------------------------------------------------------------------
                                    2004                       2003                          2002
                        ---------------------------   ---------------------------   ---------------------------
                                   Percent    Wgtd.              Percent    Wgtd.              Percent    Wgtd.
                         Average     of       avg.     Average     of       avg.     Average     of       avg.
                         balance   deposits   rate     balance   deposits   rate     balance   deposits   rate
                        ---------  --------  ------   ---------  --------  ------   ---------  --------  ------
                                                (dollars in thousands)
Interest checking and
  MMDAs.................$ 198,992    48.22%   1.07%   $ 186,796    48.69%   1.17%   $ 174,108    44.51%   1.64%
Savings deposits........    6,695     1.62%   0.70%       6,052     1.58%   0.84%       4,511     1.15%   0.86%
Time deposits (CDs):
CDs under $100,000......   95,509    23.15%   2.55%      94,820    24.72%   3.18%     104,964    26.83%   3.88%
CDs $100,000 and over...   58,625    14.21%   3.27%      55,928    14.58%   3.91%      73,639    18.83%   4.46%
                        ---------  --------           ---------  --------           ---------  --------
Total time deposits.....  154,134    37.36%   2.83%     150,748    39.30%   3.45%     178,603    45.66%   4.12%
                        ---------  --------           ---------  --------           ---------  --------
Total interest-bearing
  deposits..............  359,821    87.20%   1.82%     343,596    89.57%   2.16%     357,222    91.32%   2.87%
Noninterest-bearing
  demand deposits.......   52,822    12.80%      --      40,022    10.43%      --      33,951     8.68%      --
                        ---------  --------           ---------  --------           ---------  --------
Total deposits........  $412,643    100.00%   1.58%    $383,618   100.00%   1.94%   $ 391,173   100.00%   2.62%
                        =========  ========           =========  ========           =========  ========

(1)  From continuing operations for all periods presented.

At times earning asset growth can outpace core deposit growth resulting in the use of brokered deposits and out of market certificates of deposit and other borrowed funds. See "-Borrowed Funds." This trend has been common in the banking industry because of the proliferation of nonbank competitors and the multitude of financial and investment products available to customers as well as the need to utilize such funds in the process of our overall balance sheet management. At times, access to brokered and out of market deposits is available at maturities and rates more favorable than those available in our local markets. As of December 31, 2004, we held a total of $3.8 million of national market certificates of deposit and $55.0 million of deposits acquired through brokers. Under current FDIC regulations, only "well capitalized" financial institutions may fund themselves with brokered deposits without prior regulatory approval. Our Bank was considered "well capitalized" at December 31, 2004. See "Capital Resources and Expenditures" and Note 18 to the Consolidated Financial Statements included under Item 8 for a summary of the capital status of the Bank.

Time deposits in denominations of $100,000 and more totaled $83.9 million at December 31, 2004 as compared to $46.6 and $64.9 million at December 31, 2003 and 2002, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2004:

                       Time Deposits of $100,000 and Over
                                 (in thousands)
Maturing in:
3 months or less....................  $ 18,817
Over 3 months through 6 months......    28,523
Over 6 months through 12 months.....    10,493
Over 12 months......................    26,119
                                     ----------
   Total............................  $ 83,952
                                     ==========

Borrowed Funds. We use short-term borrowings, FHLB advances and long-term borrowings to support our asset base. Short-term borrowings include Federal funds purchased and U.S. Treasury tax and loan note option accounts and securities sold under agreements to repurchase. At December 31, 2004, short-term borrowings were $33.7 million compared to $31.4 million at December 31, 2003 and $28.1 million at December 31, 2002.

The following table provides a summary of our short-term borrowings and related cost information as of, or for the periods ended, December 31:

                            Short-Term Borrowings (1)

                                                     2004      2003      2002
                                                    -------   --------  --------
                                                      (dollars in thousands)
Short-term borrowings outstanding at period end.... $33,697   $31,383   $28,120
Weighted average interest rate at period end.......   2.40%     1.41%     1.48%
Maximum month-end balance during the period........ $50,566   $37,670   $28,120
Average borrowings outstanding for the period...... $29,663   $21,942   $ 7,799
Weighted average interest rate for the period......   1.75%     1.74%     1.81%

(1)  From continuing operations for all periods presented.


Note 11 to the Consolidated Financial Statements included under Item 8 summarizes the general terms of our short-term borrowings outstanding at December 31, 2004 and 2003, including interest rates, maturity dates, weighted average yields and other applicable terms.

FHLB advances totaled $97.2, $112.2, and $97.2 million at December 31, 2004, 2003 and 2002, respectively while long-term borrowings totaled $10.1, $8.6 and $8.6 million, respectively, for the same periods.

During 2004, $15.0 million of our FHLB advances matured and were replaced with other funding sources. During 2003, $15.0 million of our FHLB advances matured and we originated $30.0 million of new FHLB advances primarily for the purpose of funding the purchase of CMOs. During 2002, $20.0 million of our FHLB advances matured and were not replaced due to the availability of other funding sources. Also during 2002, we incurred $8.5 million of long-term debt in conjunction with the acquisition of Milne Scali. An additional $1.5 million of long-term debt was added in 2004.

Notes 12 and 13 to the Consolidated Financial Statements included under Item 8 summarize the general terms of our FHLB advances and long-term borrowings at December 31, 2004 and 2003, including interest rates, maturity dates, weighted average yields and other applicable terms.

Interest Rate Caps and Floors. From time to time we may use off-balance-sheet instruments, principally interest rate caps and floors, to adjust the interest rate sensitivity of on-balance-sheet items, including borrowings. During May and June 2001, we purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities and $20.0 million of 5.50 percent contracts having five-year original maturities. The $20.0 million of 4.50 percent contracts having three-year original maturities matured during the second quarter of 2004. The remaining contracts will mature during the second quarter of 2006. The contracts, classified as other assets, are reflected in our December 31, 2004 consolidated balance sheet at their combined fair value of $1,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 31, 2004 and 2003, the impact of marking the contracts to market (reflected in the consolidated income statements as an increase in interest expense on borrowings) was $55,000 and $80,000, respectively. The fair value of $1,000 as of December 31, 2004 reflects the full extent of the potential loss on the contracts should further write downs to fair value be required. See -"Liquidity, Market and Credit Risk," Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for further discussion about accounting policies applicable to derivative financial instruments.

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

Capital Resources and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. Note 18 to the Consolidated Financial
Statements included under Item 8 includes a summary of the risk-based and leverage capital ratios of BNCCORP and the Bank as of December 31, 2004 and 2003, including the capital ratios and capital amounts necessary to be considered "well capitalized" under prompt corrective action regulatory provisions and adequately capitalized for capital adequacy purposes. As of each of those dates, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered "well capitalized" under prompt corrective action provisions.


The capital ratios of the Company and the Bank were as follows as of those dates:

                                  Tier 1        Total
                                  Risk-         Risk-        Tier 1
    As of December 31, 2004       Based         Based       Leverage
                                  Ratio         Ratio        Ratio
                                -----------   -----------  -----------
BNCCORP, consolidated.........      6.35%         8.85%        4.51%
BNC National Bank.............      9.61%        10.36%        6.83%

    As of December 31, 2003

BNCCORP, consolidated.........      7.14%        10.63%        4.90%
BNC National Bank.............     10.74%        11.92%        7.37%

The changes in capital ratios between December 31, 2003 and December 31, 2004 are primarily due to an increase in total risk-weighted assets from $403.7 million at December 31, 2003 to $449.2 million at December 31, 2004 for the consolidated ratios and, for the bank ratios, an increase in total risk-weighted assets from $403.3 million at December 31, 2003 to $448.6 million at December 31, 2004. The capital ratios were also impacted by the payment of the remaining earnout amounts related to the Milne Scali acquisition (which increased goodwill by $6.0 million) and the acquisition of three insurance agencies and a mortgage company (which increased goodwill and other intangible assets by approximately $1.6 million).

During 2004, we completed the renovation of the property in Golden Valley, Minnesota (purchased in 2003). We also purchased property in Tucson, Arizona for use by insurance personnel. We also made some improvements to our office building at 322 East Main Avenue, Bismarck, North Dakota and purchased property in Shakopee, Minnesota for a future bank site, which is expected to open in 2006. Finally, we installed a videoconference system that ties together certain locations. Capital expenditures for 2005 will include the construction of the Shakopee facility, some remodeling of the exterior of our building at 322 East Main Avenue in Bismarck, the interior of the Milne Scali building in Phoenix, and could include the purchase or lease of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value.

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

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents our exposure to credit loss in the event of default by the borrower; however, at December 31, 2004, based on current information, no losses were anticipated as a result of these commitments. We manage this credit risk by using the same credit policies we apply to loans. Collateral is generally required to secure the loans covered by the commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, real estate and other types of business assets of the borrower such as accounts receivable, inventory, equipment, deposit accounts and general intangibles. Since we expect some of the commitments to expire without being drawn, total commitment amounts do not necessarily represent our future liquidity requirements related to such commitments.

Commitments to extend credit are important to us in that they provide sources of liquidity to our customers. Our liquidity is impacted to the extent that the customer draws upon the commitments. Our revenues are impacted to the extent advances of funds are made and interest is earned on such advances of funds or we charge a fee for extending or maintaining the commitment. Such commitments don't typically result in material expenses for us, but rather, result in normal operating expenses involved with processing, approval and other activities associated with the extension and administration of such credit facilities. Our cash flow is impacted to the extent the commitments are drawn upon by our customers. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these commitments to extend credit, and, other than the obligation to honor the commitment if drawn by the customer, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such commitments. At the present time, other than the passage of time or the nonperformance of customers under these commitments, there is no known event, demand, commitment, trend or uncertainty that will result in or is reasonably likely to result in termination of such commitments to a material extent. The contractual amount of our commitments to extend credit totaled $152.2 million at December 31, 2004.

Commercial Letters of Credit. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, our credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount; however, at December 31, 2004, based on current information, no losses were anticipated as a result of these commitments. We assess the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate and other types of business assets of the borrower such as accounts receivable, inventory, equipment, deposit accounts and general intangibles. Since the conditions requiring us to fund letters of credit may not occur, our liquidity requirements related to such letters of credit will likely be less than the total outstanding commitments.

Commercial letters of credit are an important service provided by us to our commercial customers. Our liquidity is impacted only to the extent we must honor a commercial letter of credit due to nonperformance of the commercial customer. Our revenues are impacted to the extent we are required to perform under the letter of credit and earn interest income on the advanced funds or we charge a fee for issuing or maintaining the letter of credit. Such letters of credit typically don't result in material expenses for us, but rather, result in normal operating expenses involved with processing, approval and other activities associated with the extension and administration of such letters of credit. Our cash flow is impacted to the extent the nonperformance of the customer requires us to advance under the letter of credit. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these letters of credit, and, other than the obligation to honor the letter of credit, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such letters of credit. At the present time, other than the passage of time or nonperformance of customers under their letters of credit, there is no known event, demand, commitment, trend or uncertainty that will result or is reasonably likely to result in termination of such letters of credit to a material extent. The contractual amount of our commercial letters of credit totaled $249,000 at December 31, 2004.

Performance and Financial Standby Letters of Credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on our part to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, we could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, we have recourse against the account party up to and including the amount of the performance standby letter of credit. We evaluate each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on our credit evaluation of the account party. As of December 31, 2004, we had outstanding $6.8 million of performance standby letters of credit.

Financial standby letters of credit are irrevocable obligations to the beneficiary on our part to repay money borrowed by or advanced to or for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, we could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, we have recourse against the account party up to and including the amount of the financial standby letter of credit. We evaluate each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on our credit evaluation of the account party. As of December 31, 2004, we had outstanding $44.5 million of financial standby letters of credit. $34.0 million of these letters of credit were participated to other financial institutions.

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

Interest Rate Swaps, Caps and Floors. Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. From time to time we may enter into swaps to hedge our balance sheet against fluctuations in interest rates. Interest rate caps and floors are used to protect our balance sheet from unfavorable movements in interest rates while allowing benefit from favorable movements. The credit risk related to interest rate contracts is that counterparties may be unable to meet the contractual terms of the agreements. This risk is estimated by calculating the present value of the cost to replace outstanding contracts in a gain position at current market rates, reported on a net basis by counterparties. We manage the credit risk of our interest rate contracts through bilateral collateral agreements, credit approvals, limits and monitoring procedures. Additionally, we reduce the assumed counterparty credit risk through master netting agreements that permit us to settle interest rate contracts with the same counterparty on a net basis. At December 31, 2004, we held $20.0 million of interest rate caps. These caps are reflected in the December 31, 2004 balance sheet at their combined fair value of $1,000.

Interest rate swaps, caps and floors can be an effective way to hedge interest rate risk. Due to the fact that they are purchased at fair value, which is generally significantly less than the notional amount of the instrument, our liquidity is not generally materially affected by the origination of such instruments. The amount of revenues or expenses associated with such instruments is dependent upon the accounting methodology selected for the instruments (i.e., whether such instruments are officially designated as hedges under applicable accounting standards). Our current interest rate caps are not accounted for as hedges. Therefore, increases in their fair value are presented as a reduction to interest expense while decreases in their fair value are presented as an increase in interest expense. Cash flow is not affected under these instruments other than at the time of purchase and, during their life, if interest rates move in such a fashion that payments under the interest rate caps are received. There are no retained interests, securities issued or other indebtedness incurred by us in connection with these interest rate caps, and, there are no other obligations or liabilities, including contingent obligations or liabilities, arising from such interest rate caps. The interest rate caps will terminate upon their scheduled maturity dates, which are in May and June 2006. Until such time as those contracts mature, there are no known events, demands, commitments, trends or uncertainties that will result in or is reasonably likely to result in termination of the contracts. We do have the option to sell the contracts at their fair value at any time.

Contingent Consideration in Business Combinations. Pursuant to the terms of the agreement related to the IASW asset acquisition in December 2003, additional consideration of up to $320,000 may be payable to IASW, subject to the operation of the acquired assets achieving certain financial performance targets. In accordance with current accounting standards, there is no current carrying amount associated with this contractual obligation. Additionally, there are no recourse provisions associated with this guarantee that would enable us to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, we could obtain and liquidate to recover all or a portion of the amounts paid under the guarantee.

Contingent consideration in business combinations, under current accounting standards and provided certain criteria are met, is not required to be recorded at the time of the transaction. Such contingent consideration, which may be based on the financial performance of the acquired entity or other factors, can be an effective tool in maintaining or encouraging certain levels of performance by the acquired entity. Such consideration may be critical to accomplishing the business combination. Our cash flow and liquidity are impacted to the extent the contractual financial performance is attained and we are, therefore, required to make the contingency payments. There are no known events, demands, commitments, trends or uncertainties, other than the passage of time and the financial performance of the acquiree, that will result in or is reasonably likely to result in termination of the contingent consideration agreement.

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

Contractual Obligations, Contingent Liabilities and Commitments.

As disclosed in the Notes to the Consolidated Financial Statements included under Item 8, we have certain contractual obligations, contingent liabilities and commitments. Certain of these commitments have been discussed in the sections above. At December 31, 2004, the aggregate contractual obligations (excluding bank deposits), contingent liabilities and commitments were as follows (in thousands):

                                           Payments due by period
                            ---------------------------------------------------
                              Less
Contractual Obligations:     than 1    1 to 3     3 to 5    After 5
                              year      years      years     years      Total
                            --------  ---------  --------  ---------  ---------
Total borrowings........... $ 49,364  $  21,412  $ 11,333  $  81,376  $ 163,485

Annual rental commitments
 under non-cancelable
 operating leases..........    1,057      1,635       705        276      3,673
                            --------  ---------  --------  ---------  ---------
Total...................... $ 50,421  $  23,047  $ 12,038  $  81,652  $ 167,158
                            ========  =========  ========  =========  =========

                                Amount of Commitment - Expiration by Period
                            ---------------------------------------------------
                              Less
                             than 1    1 to 3     3 to 5    After 5
Other  Commitments:           year      years      years     years      Total
                            --------  ---------  --------  ---------  ---------

Commitments to lend........ $117,333  $  28,235  $  6,524  $      87  $ 152,179

Standby and commercial
 letters of credit.........    6,101     11,434        --         --     17,535
                            --------  ---------  --------  ---------  ---------
Total...................... $123,434  $  39,669  $  6,524  $      87  $ 169,714
                            ========  =========  ========  =========  =========

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

The following table sets forth, for the periods indicated, a summary of our major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8 of Part II:

                Major Sources and Uses of Funds

                                               For the Years Ended December 31,
                                             -----------------------------------
                                                  2004        2003       2002
                                             ----------  ----------  -----------
                                                       (in thousands)
Proceeds from FHLB advances..................$ 382,000   $ 175,300    $      --
Proceeds from sales of investment
  securities.................................   74,363      76,652      100,651
Net increase (decrease) in deposits..........   59,401      (2,303)      21,293
Proceeds from maturities of investment
  securities.................................   38,049      56,598       50,984
Net increase in short-term borrowings........    2,314       3,263       27,360
Proceeds from issuance of preferred stock....    1,500          --        1,500
Net increase in long-term borrowings.........    1,439         279        8,548

Repayments of FHLB advances.................. (397,000)   (160,300)     (20,000)
Purchases of investment securities...........  (89,904)   (193,653)    (146,985)
Net (increase) decrease in loans.............  (10,670)     50,419      (35,144)
Cash paid for Milne Scali earnouts...........   (6,012)     (2,315)          --
Additions to premises and equipment..........   (5,035)     (9,012)      (2,974)
Repurchase of preferred stock................   (1,750)         --           --
Cash paid for acquisition of
  insurance agencies.........................     (462)       (260)     (13,964)
Disposition of discontinued
  Fargo branch...............................       --          --       (4,365)


Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers' demands as well as our desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on- and off-balance-sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for Federal funds, wholesale and retail repurchase agreements, brokered deposits and direct non-brokered national certificates of deposit acquired through national deposit networks.

We measure our liquidity position on a monthly basis. Key factors that determine our liquidity are the reliability or stability of our deposit base, the pledged/non-pledged status of our investments and potential loan demand. Our liquidity management system divides the balance sheet into liquid assets, and short-term liabilities that are assumed to be vulnerable to non-replacement under abnormally stringent conditions. The excess of liquid assets over short-term liabilities is measured over a 30-day planning horizon. Assumptions for short-term liabilities vulnerable to non-replacement under abnormally stringent conditions are based on a historical analysis of the month-to-month percentage changes in deposits. The excess of liquid assets over short-term liabilities and other key factors such as expected loan demand as well as access to other sources of liquidity such as lines with the FHLB, Federal funds and those other supplemental sources listed above are tied together to provide a measure of our liquidity. We have a targeted range and manage our operations such that these targets can be achieved. We believe that our prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding policy statement identifies actions to be taken in response to an adverse liquidity event. During 2004, our management team conducted an on-site funding crisis simulation designed to model several days of a funding crisis.

As of December 31, 2004, we had established three revolving lines of credit with banks, totaling $17.5 million. At December 31, 2004, the Bank had not drawn on these lines leaving $17.5 million available under these revolving lines of credit. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities. At December 31, 2004, we also had the ability to draw additional FHLB advances of $54.6 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

Forward-Looking Statements

Statements  included  in  Item  7,  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations" which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act. We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and expenses, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional risk factors that might cause such differences, see Item 1 of
Part I, "-Factors That May Affect Future Results of Operations."

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

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses, income taxes and impairment testing related to goodwill and other intangible assets. The following have been identified as "critical accounting policies."

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

     Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114"). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.
     Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral of the loan. Specific reserves totaled $904,000 at December 31, 2004.

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size that have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and, using historical loss information, estimate a loss reserve for each pool. Reserves for homogeneous loan pools totaled $2.313 million at December 31, 2004.

     Qualitative Reserve. Our senior lending management also allocates reserves for special situations that are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail-lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history. Our qualitative reserve totaled $118,000 at December 31, 2004.

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

While our methodology utilizes historical and other objective information, the establishment of the allowance for credit losses and the classification of loans is, to some extent, based on our judgment and experience. We believe that the allowance for credit losses is adequate, as of December 31, 2004, to cover known and inherent risks in the loan and lease portfolio. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for credit losses as necessary.

Allowance for Credit Losses - Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of December 31, 2004. The qualitative and quantitative factors noted above can reasonably be expected to impact the estimates applied and cause such estimates to change from period to period.

Our allowance for credit losses of approximately $3.3 million necessitated that a provision for credit losses of $175,000 be charged to operations for the year ended December 31, 2004. Should our analysis have resulted in the need for a higher or lower allowance for credit losses, an additional or reduced amount would have been charged to operations during the period. For example, should our analysis have indicated the need for an allowance for credit losses of $3.5 million, an additional $200,000 would have been charged to the provision for loan losses resulting in net income of approximately $3.3 million as compared to the $3.4 million recorded for the year ended December 31, 2004. Had our analysis indicated the need for an allowance for credit losses of $3.1 million, the provision for credit losses would have been reduced by the full $175,000, plus an additional $25,000 would have been reversed out of the reserve, resulting in net income of approximately $3.6 million as compared to the $3.4 million recorded for the period.

In the past three years there have been changes in the qualitative and quantitative factors noted above. From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance levels of $3.3, $4.8 and $5.0 million at each of December 31, 2004, 2003 and 2002, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

Income Taxes. Income taxes are accounted for using the asset and liability method according to SFAS 109. Under this method, deferred tax assets and liabilities and the amounts of tax currently payable or refundable are recognized.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Such differences can relate to differences in accounting for credit losses, depreciation timing differences, unrealized gains and losses on investment securities, deferred compensation, amortization timing differences of intangible assets and leases, which are treated as operating leases for tax purposes and loans for financial statement purposes.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We subscribe to several tax reporting services to allow us to constantly monitor federal and state legislation, regulation and judicial activity to keep abreast of any changes which may affect these assets or liabilities.

The realization of these deferred tax assets and liabilities could differ significantly from the amounts recorded. Our analysis includes consideration of many factors including our continued growth and expansion into new lines of business and taxing jurisdictions such that the Company could be subject to different taxing methodologies. The amount of the assets or liabilities realized is dependent on the tax rates in effect in the taxing jurisdictions we are subject to at the time the temporary differences are recovered. The tax rates vary from state to state and we continue to achieve nexus in new states which may have higher or lower rates in effect.

We have considered the need for a valuation allowance and have determined the Company has a deferred tax asset resulting from certain state tax net operating loss carry-forwards which it believes will not be realized. These losses were incurred in years a unitary return was not filed and the Company does not believe it will have sufficient apportioned income to this state to receive a benefit from them before they expire. In all other respects, the Company believes there is credible evidence to expect sufficient taxable income to absorb future deductible temporary differences. As part of this assessment, we have considered the timing of the expected recoveries of the temporary differences.

Current tax liabilities or amounts refundable are recognized based on currently enacted tax legislation, federal and state regulations, rulings and procedures, applicable federal and state judicial rulings and our interpretation thereof. The Company files its federal tax return on a consolidated basis and has taken the position it is a unitary business and files all state returns as such.

We employ a systematic methodology of determining our tax related balances that includes an ongoing review process and quarterly adjustments. Our process includes comparison and reconciliation of recorded amounts to those reported to the taxing authorities.

Impairment Testing Related to Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company tests goodwill and other intangible assets for impairment annually or when impairment indicators are present. These tests are required to be conducted at the reporting unit level. Goodwill and other intangible assets are impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

The North Dakota banking group was used as the reporting unit for goodwill and other intangible assets related to the acquisition of various branches and deposits in North Dakota. The mortgage branch was used as the reporting unit for the goodwill related to the acquisition of the mortgage consulting and brokerage firm. The trust and professional services departments were used as the reporting unit for the intangible assets related to acquisition of customer lists and a management contract. Milne Scali was used as the reporting unit for goodwill and other intangible assets related to all insurance acquisitions.

The Company uses current, comparable transactions to estimate the fair value of the respective reporting units when available. The Company calculates an estimated fair value based on multiples of revenues, earnings, and book value of the comparable transactions. However, when such comparable transactions are not available or may have become outdated, the Company uses other methods to estimate the fair value of the reporting units. These other methods may include the discounted cash flow approach, the same methodology used to establish the initial purchase price or the average of several methods.

Assessing impairment of the Company's goodwill and other intangible assets is an inexact science and can be approached using a variety of methods. Specific factors and rates used to assess value are based on management's best estimates of variables affecting the valuation analyses. The estimates are assessed periodically and any identified impairment would result in a change to earnings. Such charges could materially affect the Company's results of operations due to the significant amount of goodwill and other intangible assets that must be assessed periodically or when impairment indicators are present.

The effect of any impairment is recorded in earnings in the period it is determined.

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

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their December 31, 2004 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its December 31, 2004 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at December 31, 2004 of 5.25 percent to 6.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. Given the historically low absolute level of market interest rates as of December 31, 2004, the declining rate scenario analysis was limited to -100bp and -200bp for the summary table presented below and a +400bp scenario was added. As the yield curve flattened over the course of 2004 with short-term rates increasing more than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -200bp scenario to 2.26 percent. This is nearly 100bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of
3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly greater than the record levels experienced during the 2003 lows in mortgage rates.

The net interest income simulation result for the 12-month horizon that covers the calendar year of 2005 is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the $20.0 million cumulative notional original five-year interest rate cap positions on three-month LIBOR with a 5.50 percent strike. These interest rate caps had a remaining maturity of approximately 18 months as of December 31, 2004. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts. See Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion related to our interest rate caps and accounting policies related to these derivative instruments.

                         Net Interest Income Simulation
                             (amounts in thousands)

Movement in interest rates    -200bp    -100bp   Unchanged  +100bp     +200bp    +300bp   +400bp
                             --------  --------  ---------  --------  --------  --------  --------


Projected 12-month net
  interest income........... $ 14,087   $ 15,122 $ 16,825   $ 17,340  $ 17,847  $ 18,076  $ 18,228

Dollar change from rates
  unchanged scenario.........$(2,738)   $(1,703)       --   $    515  $  1,022  $  1,251  $  1,403
Percentage change from rates
  unchanged scenario.........(16.27)%   (10.12)%       --      3.06%     6.07%     7.44%     8.34%

Net benefit/(cost) of
  cumulative $40.0 million
  interest rate caps (1).....$    (1)  $    (1)  $    (1)   $    (1)        --  $     25  $    109

Total net interest income
  impact with caps...........$ 14,086  $ 15,121  $ 16,824   $ 17,339  $ 17,847  $ 18,101  $ 18,337
Dollar change from unchanged
  w/caps.....................$(2,738)  $(1,703)        --   $    515  $  1,022  $  1,277  $  1,513
Percentage change from
  unchanged w/caps...........(16.27)%  (10.12)%        --      3.06%     6.07%     7.59%     8.99%
Policy guidelines (decline
limited to)..................  10.00%     5.00%        --      5.00%    10.00%    15.00%    20.00%

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

Our rate sensitivity position over the projected 12-month horizon is asset sensitive. This is evidenced by the projected increase in net interest income in the rising interest rate scenarios.

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

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, 15 and 20 percent from the rates unchanged scenario for the +/- 100bp, 200bp, 300bp and 400bp interest rate ramp scenarios, respectively. When a given scenario falls outside of these limits, such as is the case with the
-100bp and -200bp scenarios above, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may approve the exception to the general policy or recommend actions aimed at bringing the respective scenario within the general limits noted above. A targeted level of net interest income is established and approved by the Board and ALCO. This target is reevaluated and reset as appropriate at each quarterly ALCO meeting.

Static gap analysis is another tool that may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position" or "gap position." The following table sets forth our rate sensitivity position as of December 31, 2004. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

                        Interest Sensitivity Gap Analysis

                                              Estimated maturity or repricing
                                                    at December 31, 2004
                                     -------------------------------------------------
                                       0-3       4-12       1-5       Over
                                      months    months     years    5 years     Total
                                     --------- ---------  --------  ---------  --------
                                                  (dollars in thousands)
Interest-earning assets:
    Interest-bearing deposits with
      banks..........................$     14   $    --   $     --   $     --  $     14
    Investment securities (1)........   8,349    18,175    118,119     91,273   235,916
    FRB and FHLB stock...............   7,541        --         --         --     7,541
    Loans held for sale, fixed rate..     512        --         --         --       512
    Loans held for sale, floating
      rate...........................  32,454    27,231         --         --    59,685
    Loans held for investment,
      fixed rate (2).................  10,576    15,117     29,987     11,080    66,760
    Loans held for investment,
      floating rate (2).............. 223,124       564      4,239         --   227,927
                                     --------- ---------  --------  ---------  --------
      Total interest-earning assets..$282,570  $ 61,087   $152,345   $102,353  $598,355
                                     ========= =========  ========  =========  ========

Interest-bearing liabilities:
    Interest checking and money
      market accounts................$210,887  $     --   $    --    $    --   $210,887
    Savings..........................   7,248        --        --         --      7,248
    Time deposits under $100,000.....  21,873    49,200     25,307        738    97,118
    Time deposits $100,000 and over..  18,817    39,016      6,329     19,790    83,952
    Short-term borrowings............  33,697        --         --         --    33,697
    FHLB advances....................      --    15,000     30,000     52,200    97,200
    Long-term borrowings.............     667        --      2,745      6,667    10,079
    Subordinated debentures..........      --        --         --     22,509    22,509
                                     --------- ---------  --------  ---------  --------
      Total interest-bearing
        liabilities..................$293,189  $103,216   $ 64,381   $101,904  $562,690
                                     ========= =========  ========  =========  ========
Interest rate gap....................$(10,619) $(42,129)  $ 87,964  $     449  $ 35,665
                                     ========= =========  ========  =========  ========
Cumulative interest rate gap at
  December 31, 2004..................$(10,619) $(52,748)  $ 35,216  $  35,665
                                     ========= =========  ========  =========
Cumulative interest rate gap to
  total assets....................... (1.58)%   (7.83)%      5.23%      5.29%

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

The table assumes that all savings and interest-bearing demand deposits reprice in the earliest period presented, however, we believe a significant portion of these accounts constitute a core component and are generally not rate sensitive. Our position is supported by the fact that aggressive reductions in interest rates paid on these deposits historically have not caused notable reductions in balances. For example, while the Federal funds target rate increased 125 basis points during the second half of 2004, the rates paid on these deposits were only increased slightly, without any noticeable reductions in balances.

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of December 31, 2004 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.



Item 8. Financial Statements and Supplementary Data


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:                                          Page

Independent Auditors' Report................................................. 62

Consolidated Balance Sheets as of December 31, 2004 and 2003................. 63

Consolidated Statements of Income for the years ended December 31, 2004,
2003 and 2002................................................................ 64

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2004, 2003, and 2002............................................ 66

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2004, 2003, and 2002............................................ 67

Consolidated Statements of Cash Flows for the years ended December 31,
2004, 2003, and 2002......................................................... 68

Notes to Consolidated Financial Statements................................... 69

            Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
BNCCORP, Inc.:


We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

[signed] KPMG LLP








Minneapolis, Minnesota
February 14, 2005



                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                As of December 31
                 (In thousands, except share and per share data)

                                     ASSETS
                                                                                              2004              2003
                                                                                        -----------------  ---------------
CASH AND DUE FROM BANKS.............................................................       $   11,867       $  12,520
INTEREST-BEARING DEPOSITS WITH BANKS.................................................              14              --
                                                                                        -----------------  ---------------
     Cash and cash equivalents.......................................................          11,881          12,520
INVESTMENT SECURITIES AVAILABLE FOR SALE.............................................         235,916         262,568
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK................................           7,541           7,596
LOANS HELD FOR SALE..................................................................          60,197              --
LOANS AND LEASES, net................................................................         293,814         283,555
ALLOWANCE FOR CREDIT LOSSES..........................................................         (3,335)          (4,763)
                                                                                        -----------------  ---------------
     Net loans and leases............................................................         290,479         278,792
PREMISES AND EQUIPMENT, net..........................................................          21,799          18,570
INTEREST RECEIVABLE..................................................................           2,686           2,462
OTHER ASSETS.........................................................................          13,357          15,507
GOODWILL.............................................................................          21,779          15,089
OTHER INTANGIBLE ASSETS, net.........................................................           8,075           8,373
                                                                                        -----------------  ---------------
                                                                                           $  673,710       $ 621,477
                                                                                        =================  ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing.............................................................      $   63,386       $  44,725

     Interest-bearing -
         Savings, interest checking and money market.................................         210,887         215,525
         Time deposits $100,000 and over.............................................          83,952          46,569
         Other time deposits.........................................................          97,118          89,123
                                                                                        -----------------  ---------------
     Total deposits..................................................................         455,343         395,942
SHORT-TERM BORROWINGS................................................................          33,697          31,383
FEDERAL HOME LOAN BANK ADVANCES......................................................          97,200         112,200
LONG-TERM BORROWINGS.................................................................          10,079           8,640
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
  SUBORDINATED DEBENTURES............................................................          22,509          22,397
OTHER LIABILITIES....................................................................          11,036          10,729
                                                                                        -----------------  ---------------
              Total liabilities......................................................         629,864         581,291
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000 shares authorized;
            125 and 150 shares issued and outstanding................................              --              --
     Capital surplus - preferred stock...............................................           1,250           1,500
     Common stock, $.01 par value - 10,000,000 shares authorized; 2,884,876 and
         2,749,196 shares issued and outstanding (excluding 43,901 and
         42,880 shares held in treasury).............................................              29              28
     Capital surplus - common stock..................................................          18,601          17,074
     Retained earnings...............................................................          24,430          21,119
     Treasury stock (43,901 and 42,880 shares).......................................           (530)            (513)
       Accumulated other comprehensive income, net of income taxes...................              66             978
                                                                                        -----------------  ---------------
              Total stockholders' equity.............................................          43,846          40,186
                                                                                        -----------------  ---------------
                                                                                           $  673,710       $ 621,477
                                                                                        =================  ===============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                                              2004           2003          2002
                                                                           ------------   ------------  ------------
INTEREST INCOME:
   Interest and fees on loans.............................................   $ 18,865      $  19,297      $ 20,778
   Interest and dividends on investments -
     Taxable..............................................................      9,455          7,545         9,774
     Tax-exempt...........................................................      1,604          1,535           977
     Dividends............................................................        209            259           223
   Other..................................................................          8             10            66
                                                                           ------------  -------------  ------------
              Total interest income.......................................     30,141         28,646        31,818
                                                                           ------------  -------------  ------------
INTEREST EXPENSE:
   Deposits...............................................................      6,532          7,438        10,242
   Short-term borrowings..................................................        519            382           141
   Federal Home Loan Bank advances........................................      4,898          5,333         6,214
   Long-term borrowings...................................................        393            387           310
   Subordinated debentures................................................      1,758          1,728         1,829
                                                                           ------------  -------------  ------------
              Total interest expense......................................     14,100         15,268        18,736
                                                                           ------------  -------------  ------------
              Net interest income.........................................     16,041         13,378        13,082
PROVISION FOR CREDIT LOSSES...............................................        175          1,475         1,202
                                                                           ------------  -------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES...........................................................     15,866         11,903        11,880
                                                                           ------------  -------------  ------------
NONINTEREST INCOME:
   Insurance commissions..................................................     17,490         14,568         8,981
   Fees on loans..........................................................      2,175          2,022         2,169
   Service charges........................................................        827            909           755
   Brokerage income.......................................................        538            420         1,094
   Trust and financial services...........................................        486          1,009           751
   Net gain on sales of securities........................................        269            968         1,870
   Rental income..........................................................        109            212            89
   Other..................................................................      1,556            704           587
                                                                           ------------  -------------  ------------
              Total noninterest income....................................     23,450         20,812        16,296
                                                                           ------------  -------------  ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits.........................................     21,662         16,478        14,723
   Occupancy..............................................................      2,700          2,306         2,235
   Depreciation and amortization..........................................      1,640          1,458         1,320
   Professional services..................................................      1,471          1,146         1,495
   Office supplies, telephone and postage.................................      1,414          1,214         1,106
   Amortization of intangible assets......................................      1,274          1,063           881
   Marketing and promotion................................................      1,098            803           749
   FDIC and other assessments.............................................        205            201           214
   Other..................................................................      3,304          2,621         2,606
                                                                           ------------  -------------  ------------
              Total noninterest expense...................................     34,768         27,290        25,329
                                                                           ------------  -------------  ------------
Income from continuing operations before income taxes.....................      4,548          5,425         2,847
Income tax provision......................................................      1,144          1,581           822
                                                                           ------------  -------------  ------------
Income from continuing operations.........................................      3,404          3,844         2,025
                                                                           ------------  -------------  ------------

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                         For the Years Ended December 31
                      (In thousands, except per share data)

                                                                               2004            2003         2002
                                                                           ------------    -----------  ------------
Discontinued Operations:
 Gain from operations of discontinued Fargo branch (including net loss on
    sale of $49 for 2002), net of income taxes of $6......................         --             --            14
                                                                           ------------    -----------  ------------
NET INCOME................................................................    $ 3,404        $ 3,844      $  2,039
                                                                           ============    ===========  ============

Dividends on preferred stock..............................................    $   (93)       $  (120)     $    (79)
                                                                           ------------    -----------  ------------
Income available to common stockholders...................................    $ 3,311        $ 3,724      $  1,960
                                                                           ============    ===========  ============

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations........................................     $  1.18        $  1.38      $   0.74

Gain from discontinued Fargo branch, net of income taxes..................         --             --          0.01
                                                                           ------------    -----------  ------------
Basic earnings per common share...........................................    $  1.18        $  1.38      $   0.75
                                                                           ============    ===========  ============

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations.........................................    $  1.14        $  1.35      $   0.74

Gain from discontinued Fargo branch, net of income taxes..................         --             --          0.01
                                                                           ------------    -----------  ------------
Diluted earnings per common share.........................................    $  1.14        $ 1.35       $   0.75
                                                                           ============    ===========  ============

          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                         For the Years Ended December 31
                                 (In thousands)


                                                                2004              2003             2002
                                                            --------------    -------------    -------------

NET INCOME..................................................   $  3,404         $   3,844        $   2,039
OTHER COMPREHENSIVE INCOME (LOSS) -
     Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising during
        the period, net of income taxes of $(539), $(668),
        and $1,197..........................................       (711)           (1,122)           2,381


        Reclassification adjustment for gains included in
        net income, net of income taxes.....................       (201)             (600)          (1,330)
                                                            --------------    -------------    -------------

OTHER COMPREHENSIVE INCOME (LOSS)...........................       (912)           (1,722)           1,051
                                                            --------------    -------------    -------------

COMPREHENSIVE INCOME........................................   $  2,492         $   2,122        $   3,090
                                                            ==============    =============    =============


          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                            For the Periods Indicated
                        (In thousands, except share data)


                                                  Capital                       Capital                      Accumulated
                               Preferred Stock    Surplus     Common Stock      Surplus                         Other
                             ------------------  Preferred -------------------  Common   Retained  Treasury  Comprehensive
                              Shares    Amount     Stock     Shares    Amount    Stock   Earnings   Stock      Income       Total
                             -------- --------- ---------- ---------- -------- --------- --------- -------- ------------- ----------

BALANCE, December 31, 2001...      --  $    --  $     --   2,442,050  $    24  $ 14,084  $ 15,435  $  (513)  $   1,649    $ 30,679
   Net income................      --       --        --          --       --        --     2,039       --          --       2,039
   Other comprehensive
     income -
    Change in unrealized
     holding gains on
     securities available
     for sale, net of income
     taxes and
     reclassification
     adjustment..............      --       --        --          --       --        --        --       --       1,051       1,051
  Issuance of preferred stock     150       --     1,500          --       --        --        --       --          --       1,500
  Preferred stock dividends..      --       --        --          --       --        --      (79)       --          --         (79)
  Issuance of common stock...      --       --        --     297,759        3     2,497        --       --          --       2,500
  Other .....................      --       --        --       4,000       --        33        --       --          --          33
                             -------- --------- ---------- ---------- -------- --------- --------- -------- ------------- ----------

BALANCE, December 31, 2002...     150       --     1,500   2,743,809       27    16,614    17,395     (513)      2,700      37,723
  Net income.................      --       --        --          --       --        --     3,844       --          --       3,844
  Other comprehensive loss -
   Change in unrealized
    holding gains on
    securities available
    for sale, net of income
    taxes and
    reclassification
    adjustment...............      --       --        --          --       --        --        --       --      (1,722)     (1,722)
 Preferred stock dividends...      --       --        --          --       --        --      (120)      --          --        (120)
 Issuance of common stock....      --       --        --      12,701       --       227        --       --          --         227
 Other ......................      --       --        --      35,566        1       233        --       --          --         234
                             -------- --------- ---------- ---------- -------- --------- --------- -------- ------------- ----------


BALANCE, December 31, 2003...     150       --     1,500   2,792,076       28    17,074    21,119     (513)        978      40,186
  Net income.................                                                               3,404                            3,404
  Other comprehensive loss -
   Change in unrealized
    holding gains on
    securities available
    for sale, net of income
    taxes and
    reclassification
    adjustment...............                                                                                     (912)       (912)
 Repurchase of preferred
   stock.....................    (150)      --    (1,500)                                                                   (1,500)
 Issuance of preferred stock.     150       --     1,500                                                                     1,500
 Repurchase of preferred
   stock.....................     (25)      --      (250)                                                                     (250)
 Preferred stock dividends...                                                                 (93)                             (93)
 Issuance of common stock....                                 67,657        1     1,089                                      1,090
 Other ......................                                 69,044       --       438                (17)                    421
                             -------- --------- ---------- ---------- -------- --------- --------- -------- ------------- ----------

BALANCE, December 31, 2004...     125  $    --  $  1,250   2,928,777  $    29   $18,601  $ 24,430  $  (530)  $      66    $ 43,846
                             ======== ========= ========== ========== ======== ========= ========= ======== ============= ==========

          See accompanying notes to consolidated financial statements.


                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31
                                 (In thousands)
                                                                                  2004              2003              2002
                                                                              ------------     -------------     --------------
OPERATING ACTIVITIES:
   Net income.......................................................             $  3,404         $  3,844          $   2,039
    Adjustments to reconcile net income to net cash provided by (used
     in) operating activities -
       Provision for credit losses..................................                  175            1,475              1,202
       Depreciation and amortization................................                1,640            1,458              1,489
       Amortization of intangible assets............................                1,274            1,063                881
       Net premium amortization on investment securities............                2,894            4,116              2,966
       Proceeds from loans recovered................................                  280              102                136
       Write down of other real estate owned and repossessed assets.                   44               40                142
       Change in interest receivable and other assets, net..........                2,148          (10,946)             2,308
       Loss on sale of bank premises and equipment..................                   25               17                  5
       Net realized gains on sales of investment securities.........                 (269)            (968)            (1,870)
       Deferred income taxes........................................                  537              874               (269)
       Change in dividend distribution payable......................                   26              (15)                (4)
       Change in other liabilities, net.............................                  147               71             (2,965)
       Originations of loans held for sale..........................             (210,070)              --                 --
       Proceeds from sale of loans held for sale....................              148,400               --                 --
       Originations of loans to be sold.............................              (65,194)         (81,706)           (92,004)
       Proceeds from sale of loans..................................               65,194           81,706             92,004
                                                                              ------------     -------------     --------------
             Net cash provided by (used in) operating activities....              (49,345)           1,131              6,060
                                                                              ------------     -------------     --------------
INVESTING ACTIVITIES:
   Purchases of investment securities...............................              (89,904)        (193,653)          (146,985)
   Proceeds from sales of investment securities.....................               74,363           76,652            100,651
   Proceeds from maturities of investment securities................               38,049           56,598             50,984
   Purchases of Federal Reserve and Federal Home Loan Bank stock....               (7,862)          (3,007)                --
   Proceeds from sales of Federal Reserve and Federal Home Loan Bank
       stock........................................................                7,917            2,482                 --
   Net (increase) decrease in loans.................................              (10,670)          50,419            (35,144)
   Additions to premises and equipment..............................               (5,035)          (9,012)            (2,974)
   Proceeds from sale of premises and equipment.....................                  149              108                161
   Cash paid for Milne Scali earnouts...............................               (6,012)          (2,315)                --
   Cash paid for acquisition of insurance agencies..................                 (462)            (260)           (13,964)
   Cash paid for acquisition of mortgage company....................                 (150)              --                 --
   Disposition of discontinued Fargo branch.........................                   --               --             (4,365)
   Other............................................................                    4               --                 --
                                                                              ------------     -------------     --------------
             Net cash provided by (used in) investing activities....                  387          (21,988)           (51,636)
                                                                              ------------     -------------     --------------
  FINANCING ACTIVITIES:
   Net increase in demand, savings, interest checking and money
       market accounts..............................................               10,803           28,357             36,723
   Net increase (decrease) in time deposits.........................               48,598          (30,660)           (15,430)
   Net increase (decrease) in short-term borrowings.................                2,314            3,263             27,360
   Repayments of Federal Home Loan Bank advances....................             (397,000)        (160,300)           (20,000)
   Proceeds from Federal Home Loan Bank advances....................              382,000          175,300                 --
   Repayments of long-term borrowings...............................                  (61)             (62)               (62)
   Proceeds from long-term borrowings...............................                1,500              141              8,610
   Proceeds from issuance of preferred stock........................                1,500               --              1,500
   Repurchase of preferred stock....................................               (1,750)              --                 --
   Payment of preferred stock dividends.............................                  (93)            (120)               (79)
   Amortization of discount on subordinated debentures..............                   86               86                 86
   Other, net.......................................................                  422              235                 33
                                                                              ------------     -------------     --------------
             Net cash provided by financing activities..............               48,319           16,240             38,741
                                                                              ------------     -------------     --------------
NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS...............                 (639)          (4,617)            (6,835)
CASH AND CASH EQUIVALENTS, beginning of year........................               12,520           17,137             23,972
                                                                              ------------     -------------     --------------
CASH AND CASH EQUIVALENTS, end of year..............................             $ 11,881         $ 12,520          $  17,137
                                                                              ============     =============     ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid....................................................             $ 13,699         $ 15,693          $  19,481
                                                                              ============     =============     ==============
   Income taxes paid................................................             $    594         $    817          $     912
                                                                              ============     =============     ==============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003



1. Description of Business and Summary of Significant Accounting Policies

Description of Business. BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, Milne Scali &
Company, Inc. ("Milne Scali") and BNC Asset Management, Inc., the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 26 locations in Arizona, Minnesota, North Dakota, Colorado and Utah, provides a broad range of banking, insurance, brokerage, trust and other financial services to small- and mid-sized businesses and individuals.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses, income taxes and impairment testing related to goodwill and other intangible assets. The following have been identified as "critical accounting policies."

Allowance for Credit Losses. The Bank maintains its allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. In determining the level of the allowance, the Bank evaluates the allowance necessary for specific nonperforming loans and also estimates losses in other credit exposures. The resultant three allowance components are as follows:

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

     Reserves for Homogeneous Loan Pools. The Bank makes a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Bank segments the pools by type of loan or lease and, using historical loss information, estimates a loss reserve for each pool.

     Qualitative Reserve. The Bank's senior lending management also allocates reserves for special situations which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail lending sector, management's assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history.

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Bank's allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to the Bank's own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.

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

Impairment Testing Related to Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company tests goodwill and other intangible assets for impairment annually or when impairment indicators are present. These tests are required to be conducted at the reporting unit level. Goodwill and other intangible assets are impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.

The North Dakota banking group was used as the reporting unit for goodwill and other intangible assets related to the acquisition of various branches and deposits in North Dakota. The mortgage branch was used as the reporting unit for the goodwill related to the acquisition of the mortgage consulting and brokerage firm. The Financial Services Group was used as the reporting unit for the intangible assets related to acquisition of customer lists and a management contract. Milne Scali & Company was used as the reporting unit for goodwill and other intangible assets related to all insurance acquisitions.

The Company uses current, comparable transactions to estimate the fair value of the respective reporting units when available. The company calculates an estimated fair value based on multiples of revenues, earnings, and book value of the comparable transactions. However, when such comparable transactions are not available or may have become outdated, the Company uses other methods to estimate the fair value of the reporting units. These other methods may include the discounted cash flow approach, the same methodology used to establish the initial purchase price or the average of several methods.

Assessing impairment of the Company's goodwill and other intangible assets is an inexact science and can be approached using a variety of methods. Specific factors and rates used to assess value are based on management's best estimates of variables affecting the valuation analyses. The estimates are assessed periodically and any identified impairment would result in a change to earnings. Such charges could materially affect the Company's results of operations due to the significant amount of goodwill and other intangible assets that must be assessed periodically or when impairment indicators are present.

The effect of any impairment is recorded in earnings in the period it is determined. There was no goodwill impairment recorded during the reporting periods included in these consolidated financial statements.

Other Significant Accounting Policies

Business Combinations. Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired were recorded at their estimated fair value as of the date of acquisition. Effective with the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), all business combinations are required to be accounted for by the purchase method. Note 2 to these consolidated financial statements includes a summary of all business combinations completed during the three-year period ended December 31, 2004.

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

Investment Securities. Investment and mortgage-backed securities that the Bank intends to hold for indefinite periods of time as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors are classified as available for sale. Available-for-sale securities are carried at market value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale are reported as a separate component of stockholders' equity until realized (see "Comprehensive Income"). All securities, other than the securities of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank ("FHLB"), were classified as available for sale as of December 31, 2004 and 2003. Investment and mortgage-backed securities that the Bank intends to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a level yield methd over the period to maturity. The Bank did not have any securities classified as held to maturity as of December 31, 2004 or 2003.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses on the sale of investment securities are determined using the specific-identification method and recognized in noninterest income on the trade date.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost, which are deemed other than temporary, could result in a charge to earnings and the corresponding establishment of a new cost basis for the security. Such write-downs, should they occur, would be included in noninterest income as realized losses. There were no such write-downs during 2004, 2003 or 2002. Note 4 to these consolidated financial statements includes a summary of investment securities in a loss position at December 31, 2004 along with the length of time that individual securities have been in a continuous unrealized loss position and a discussion concerning such securities.

Federal Reserve Bank and Federal Home Loan Bank Stock. Investments in FRB and FHLB stock are carried at cost, which approximates fair value.

Loans Held for Sale. Loans held for sale are recorded at the lower of cost or market value. The Bank has initiated a financing program in which it purchases short-term participation interests in residential mortgage loans originated by a mortgage company. Residential mortgage loans held for sale at December 31, 2004 totaled $35.0 million. The majority of the residential mortgage loans will be paid in full within 60 days. The maximum term for these loans is 120 days. It is anticipated that additional residential mortgage loans will be purchased under the program. The Bank has also initiated a financing program in which it purchases interests in student loans originated by a student loan origination company. Student loans held for sale at December 31, 2004 totaled $25.2 million. The student loans will be held until the end of the first quarter or the beginning of the second quarter of 2005, at which time they will be paid in full by proceeds received from the sale of these loans on the secondary market. It is anticipated that additional student loans will be purchased under the program.

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

Mortgage Servicing and Transfers of Financial Assets. The Bank regularly sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2004 and 2003, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $131.3 and $147.0 million, respectively. Many of the loans sold by the Bank are commercial lines of credit for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing assets or liabilities and/or future interest income retained by the Bank. Upon sale, any unearned net loan fees or costs are recognized in noninterest income.

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

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through, or in lieu of, loan foreclosure are included in other assets in the balance sheets, and are stated at the lower of carrying amount or fair value less estimated costs to sell, at the date of transfer to other real estate owned or repossessed property. When an asset is acquired, the excess of the recorded investment in the asset over fair value less estimated costs to sell, if any, is charged to the allowance for credit losses. Management performs valuations periodically. Fair value is generally determined based upon appraisals of the assets involved. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expense. The Bank had no outstanding other real estate owned or repossessed property at either December 31, 2004 or December 31, 2003.

Goodwill. Goodwill represents the aggregate excess of the cost of businesses acquired over the fair value of their net assets at dates of acquisition. Goodwill is not amortized, but instead is tested for impairment annually or when impairment indicators are present. Note 9 to these consolidated financial statements includes other disclosures related to goodwill.

Other Intangible Assets. Other intangible assets include premiums paid for deposits assumed, insurance books of business and other miscellaneous intangibles. Deposit premiums are being amortized over their estimated lives of 10 years using the straight-line method. Such accounting treatment is consistent with Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 ("SFAS 72") and 144 and FASB Interpretation No. 9 ("FIN 9")" ("SFAS 147"), which became effective on October 1, 2003. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 or 10 years for commercial lines and 9.8 or 10 years for personal lines. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company's other intangible assets with identifiable lives are amortized over those lives and are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. Intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or when impairment indicators are present. Note 9 to these consolidated financial statements includes additional information related to the Company's other intangible assets.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 2004, 2003 or 2002.

Securities Sold Under Agreements to Repurchase. From time to time, the Bank enters into sales of securities under agreements to repurchase, generally for periods of less than 90 days. Fixed coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The costs of securities underlying the agreements remain in the asset accounts.

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

     Federal Reserve Bank and Federal Home Loan Bank Stock. The carrying amount of FRB and FHLB stock is their cost, which approximates fair value.

     Loans held for sale. The fair value of the Company's loans held for sale is stated as the lower of cost or market value of the loans.

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

Derivative Financial Instruments. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, requires that all derivative instruments, as defined, including certain derivative instruments embedded in other financial instruments or contracts, be recognized in the consolidated balance sheets as either assets or liabilities measured at fair value. The fair value of the Company's derivative financial instruments is determined based on quoted market prices for comparable instruments, if available, or a valuation model that calculates the present value of expected future cash flows. Subsequent changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

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

Stock-Based Compensation. At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 28 to these consolidated financial statements. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation for the years ended December 31 (amounts in thousands):


                                                                   2004                2003               2002
                                                              ---------------     ---------------    ----------------
Net income, as reported...............................               $ 3,404            $  3,844           $  2,039
Add: total stock-based employee compensation expense
   included in reported net income, net of related tax
   effects............................................                   114                  96                  6
Deduct: total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects.........................                  (154)               (147)               (40)
                                                              ---------------     ---------------    ----------------
Pro forma net income..................................               $ 3,364            $  3,793           $  2,005
                                                              ===============     ===============    ================
Earnings per share:

  Basic - as reported.................................               $  1.18            $   1.38           $   0.75
  Basic - pro forma...................................                  1.13                1.30               0.72
  Diluted - as reported...............................                  1.14                1.35               0.75
  Diluted - pro forma.................................                  1.10                1.27               0.72

Recently Issued or Adopted Accounting Pronouncements

The following represent accounting pronouncements issued and/or adopted during the three-year period ended December 31, 2004:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"). SFAS 143 amended FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and applies to all entities. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted this standard on January 1, 2003; however, adoption of this statement did not have a material impact.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 superseded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company adopted SFAS 144 on January 1, 2002. Under SFAS 144, the sale of the Fargo branch of the Bank on September 30, 2002 has been presented as a discontinued operation for financial reporting purposes.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinded FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinded FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." Finally, SFAS 145 amended FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 were to be applied in fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company) with any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion 30 for classification as an extraordinary item being reclassified. The provisions of SFAS 145 related to FASB Statement No. 13 that relate to modifications of a capital lease that make it an operating lease became effective for transactions occurring after May 15, 2002. The Company adopted this standard on January 1, 2003.

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

In October 2002, the FASB issued SFAS 147. SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72 and FIN 9 and requires that those transactions be accounted for in accordance with SFAS 141 and 142. Thus, the requirement to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. Entities with previously recognized unidentifiable intangible assets that were still amortizing them in accordance with SFAS 72 were required to, effective the latter of the date of the acquisition or the full adoption of SFAS 142, reclassify those intangible assets to goodwill and terminate amortization on them. The Company adopted SFAS 147 on October 1, 2002 and the adoption resulted in no reclassification or revisions to prior period financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 21 to these consolidated financial statements. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company adopted the disclosure requirements of FIN 45 on December 31, 2002 (see Note 21) and has applied the recognition and measurement provisions for all guarantees entered into or modified since December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation; Transition and Disclosure" ("SFAS 148"). SFAS 148 amended SFAS 123 to provide guidance concerning transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. As amended by SFAS 148, SFAS 123 now also requires additional information to be disclosed regarding such cost in annual financial statements and in condensed interim statements of public companies. In general, the new transition requirements became effective for financial statements for fiscal years ending after December 15, 2002. Earlier application was permitted if statements for a fiscal year ending prior to December 15, 2002 had not yet been issued as of December 2002. Interim disclosures were required for reports containing condensed financial statements for periods beginning after December 15, 2002. The Company accounts for stock-based compensation using the intrinsic method under ABP 25 and plans to continue to do so while providing the disclosures provided for in SFAS 123. The Company adopted the annual disclosure requirements for SFAS 148 for purposes of its December 31, 2002 consolidated financial statements and adopted the interim disclosure requirements of SFAS 148 beginning with its interim financial statements for the period ended March 31, 2003.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amended Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with the implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying," and the characteristics of a derivative that contains financing components. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

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

On December 24, 2003, the FASB issued  Interpretation  No. 46 (revised  December
2003), "Consolidation of Variable Interest Entities" ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46. FIN 46R indicates that when voting interests are not effective in identifying whether an entity is controlled by another party, the economic risks and rewards inherent in the entity's assets and liabilities and the way in which the various parties that have involvement with the entity share in those economic risks and rewards should be used to determine whether the entity should be consolidated. An enterprise that is involved with another entity generally must assess whether that involvement requires consolidation under FIN 46R. That involvement may arise in a variety of ways, such as (a) lending to the entity, (b) investing in equity (voting or nonvoting) of the entity, (c) issuing guarantees related to the assets or liabilities of the entity, or both, (d) retaining a beneficial interest in (or providing financial support for) assets transferred or sold to the entity, (e) managing the assets of the entity, (f) leasing assets to or from the entity and (g) entering into a derivative contract with the entity. The objective of FIN 46R is to provide consolidation guidance for situations in which voting equity interests do not adequately reflect the controlling interests in an entity. Public entities were required to apply FIN 46 or FIN 46R to all entities that are considered special purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ended after December 31, 2003. Public companies that are not small business issuers were required to adopt the accounting requirements of FIN 46R by the end of the first reporting period that ended after March 15, 2004. The Company has adopted the various provisions of FIN 46R as indicated above but presently does not have any additional variable interest entities that would be required to be included in its consolidated financial statements.

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. This prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company will adopt SOP 03-3 on January 1, 2005. At this time, adoption of SOP 03-3 is not expected to have a material impact on the Company's financial position or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 acts to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan. SAB 105 pertains to recognizing and disclosing the loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The Company adopted the provisions of SAB 105 beginning April 1, 2004. Adoption of SAB 105 did not have a material impact on the Company's financial position or results of operations.

At its March 2004 meeting, the Emerging Issues Task Force revisited EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF No. 03-1"). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities' fair values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning on July 1, 2004, however the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No. 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have a material impact on the Company's financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 2004. The provisions of SFAS 153 are to be applied prospectively. The Company expects to adopt SFAS 153 on January 1, 2006; however, adoption of the standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. However, SFAS 123R provides certain exceptions to the measurement method if it is not possible to reasonably estimate the fair value of an award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. SFAS 123R also establishes fair value as the measurement objective for transactions in which an entity requires goods or services from nonemployees in share-based payment transactions. SFAS 123R amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R replaces SFAS 123 and supersedes APB 25. Additional other pronouncements are also superseded or amended by SFAS 123R.
SFAS 123R becomes effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Therefore, the Company will adopt the provisions of SFAS 123R on or before July 1, 2005. Adoption of the standard will affect results of operations to the extent that expenses associated with stock options are required to be recognized in the financial statements under the fair value accounting method. The disclosures included under Note 1 ("Stock-Based Compensation"), as well as those presented in Note 28 to these consolidated financial statements, provide an estimation of the impact on the Company's results of operations under the revised accounting standard.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and Federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2004, capital levels exceeded minimum capital requirements (see Note 18 to these consolidated financial statements).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year's presentation.


2. Acquisitions and Divestitures:

The following acquisitions and divestitures transpired during the three-year period ended December 31, 2004:

Milne Scali entered into an option agreement with an insurance agency and an insurance producer on August 17, 2004 (the "Option Agreement"), in order to further increase the scope of the insurance segment's operations in Utah. The Option Agreement gives Milne Scali an irrevocable right to purchase all of the assets of the insurance agency at any time until January 31, 2006. The insurance producer, the sole shareholder of the insurance agency, also entered into an employment and non-competition agreement with Milne Scali on August 17, 2004. The primary term of his employment will be through January 31, 2006. Milne Scali will make monthly payments of approximately $3,000 in partial consideration for the grant of the option. These payments will be made to the former owners of the insurance agency for debt totaling $397,000, which the insurance producer incurred when he acquired the agency in August of 2001. Milne Scali has not assumed these obligations and the payments will end if the insurance producer's employment is terminated or if Milne Scali exercises the option. The option price is the assumption of the remaining debt obligations. The principal balance of the debt when Milne Scali entered into the Option Agreement was approximately $288,000 and the balance will be approximately $268,000 in January of 2006 prior to the expiration of the Option Agreement.

On July 31, 2004, in order to increase the scope of the Company's insurance segment operations, Milne Scali acquired the assets of a Denver, Colorado-based surety producer, for $150,000 of cash. Acquisitions of insurance agencies generally result in the recognition of intangible assets due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired agency. The entire purchase price of $150,000 was allocated to an intangible asset (customer lists), which the surety producer had recently purchased from his former employer. The intangible asset will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The intangible asset, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of SFAS142. The results of operations of the acquired assets are included in the Company's consolidated financial statements effective August 1, 2004.

On June 30, 2004, in order to further grow the Company's insurance segment, Milne Scali acquired certain assets and assumed certain liabilities of Finkbeiner Insurance, Inc., a Prescott Valley, Arizona-based insurance agency, for 26,607 shares of newly issued BNCCORP common stock (valued at $ 466,000) and $545,000 of cash. Of the total $1.0 million purchase price, $487,000 was allocated to the net assets acquired (including intangible assets) and the excess of the purchase price of approximately $523,000 over the fair value of the net assets was recorded as goodwill. Additional consideration of up to $180,000 is payable to Finkbeiner Insurance, Inc. subject to the insurance operation achieving certain performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected as liabilities in the Company's current consolidated balance sheet. The goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $459,300, will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The results of operations of the acquired assets are included in the Company's consolidated financial statements effective July 1, 2004.

On March 31, 2004, in order to further grow the Company's insurance segment, Milne Scali acquired certain assets and assumed certain liabilities of The Richard Q. Perry Agency, a Salt Lake City, Utah-based insurance agency, for 22,470 shares of newly issued BNCCORP common stock (valued at $341,000). Of the total $341,000 purchase price, $166,000 was allocated to the net assets acquired (all intangible assets) and the excess of the purchase price of approximately $175,000 over the fair value of the net assets was recorded as goodwill. The goodwill, all of which is attributable to the Company's insurance segment, will be evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $166,000 will be amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The results of operations of the acquired assets are included in the Company's consolidated financial statements effective April 1, 2004.

On March 31, 2004, BNC Insurance, Inc., a subsidiary of the Bank, was merged with and into Milne & Company Insurance, Inc. and the name of Milne & Company Insurance, Inc. was changed to Milne Scali & Company, Inc.

On December 31, 2003, in order to further grow the Company's insurance segment, Milne Scali acquired the assets and assumed certain liabilities of The Insurance Alliance of the Southwest ("IASW"), a Tucson, Arizona-based insurance agency, for 12,701 shares of newly issued BNCCORP common stock (valued at $227,000) and $256,000 in cash. A subsequent payment of $156,000 in cash and 15,692 shares of newly issued BNCCORP common stock (valued at $233,000) was made on December 31, 2004 and a similar payment is due on December 31, 2005. Of the total $1.3 million purchase price, $601,000 was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $659,000 over the fair value of the net assets was recorded as goodwill. Additional consideration of up to $320,000 is payable to IASW, subject to the insurance operation achieving certain performance targets. In accordance with purchase method accounting requirements, such payments would increase the cost of the transaction in future periods and are not reflected as liabilities in the Company's current consolidated balance sheet. The goodwill, all of which is attributable to the Company's insurance segment, is evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $562,000 are amortized using a method that approximates the anticipated useful life of the associated customer lists, which will cover a period of 10 years. The results of operations of the acquired assets are included in the Company's consolidated financial statements effective January 1, 2004.

On December 1, 2003, in order to further grow its mortgage banking operations, the Bank executed an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Lynk Financial LLC of Arizona ("Lynk") and its principal owner. Under the Purchase Agreement, the Bank, on January 5, 2004, acquired certain assets of Lynk for 2,888 shares of newly issued BNCCORP common stock (valued at $50,000) and $150,000 in cash. Acquisition of the mortgage operation resulted in the recognition of goodwill due to the service nature of the business, the lack of tangible assets acquired and the profitability of the acquired assets. Of the total $200,000 purchase price, $5,000 was allocated to the net assets acquired and the excess purchase price of $195,000 over the fair value of the net assets was recorded as goodwill. The goodwill, all of which is attributable to the Company's banking segment, is evaluated for possible impairment under the provisions of SFAS 142. The results of operation of the mortgage banking operation are included in the Company's consolidated financial statements effective January 5, 2004.

On September 30, 2002, the Bank sold its Fargo, North Dakota branch largely due to the fact that the branch did not achieve critical mass for the Bank in the Fargo marketplace and the sale allowed the Bank to redirect assets to markets where they can be more productively and profitably employed. Pursuant to a definitive branch purchase and assumption agreement dated July 26, 2002, the Bank sold the assets of the Fargo branch, including the bank building, furniture, fixtures and equipment totaling $6.0 million and $19.5 million of loans. The Bank also sold $31.0 million in deposits. Prior to the application of the Bank's direct costs incurred in the sale of the branch ($56,000), the transaction resulted in a net gain on sale of $7,000. These amounts are included in the line item "Gain from operations of discontinued Fargo branch (including net loss on sale of $49,000 for 2002), net of income taxes" in the consolidated statements of income. The Fargo branch's profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item is $973,000 of net interest income for the Fargo branch for the 12 months ended December 31, 2002. The Fargo branch had previously been reported in the banking operations segment of the Company's segment disclosures.

On April 16, 2002, in order to further grow its insurance segment, the Company acquired 100 percent of the voting equity interests of Milne Scali, a Phoenix, Arizona-based insurance agency, for 297,759 shares of newly issued common stock (valued at $2.5 million) and $15.5 million in cash. To effect the transaction, BNCCORP incurred $8.5 million in long-term debt. Of the total $18.0 million purchase price, $7.2 million was allocated to the net assets acquired (including intangible assets) and the excess purchase price of approximately $10.8 million over the fair value of net assets was recorded as goodwill. As part of the transaction, deferred tax liabilities of $2.3 million were initially recorded, which also increased goodwill by the same amount. Subsequent to the acquisition, the Company and Milne Scali made an Internal Revenue Code Section 338(h)(10) election to step up the basis in the acquired assets. Upon the election, goodwill was reduced by $1.8 million, deferred taxes were reduced by $2.3 million and a liability for the resulting income taxes in the amount of $590,000 was recorded. Subsequent to the acquisition it was determined that $155,000 of the $590,000 of accrued income taxes would not be due. Goodwill and the liability for income taxes were reduced by this amount. Under the Section
338(h)(10) election, all of the goodwill related to the acquisition will be deductible for tax purposes.

Earnout payments of $2.3 and $2.6 million were made during 2003 and 2004, respectively. During 2004, an accelerated earnout payment of $3.4 million was also made. The payment of the accelerated earnout is the final payment due under the Milne Scali acquisition agreement and was precipitated by the termination of an executive officer of Milne Scali. The accelerated earnout payment represented payments that would have been made during 2005 and 2006 under the Milne Scali acquisition agreement. The earnout payments increased the goodwill associated with the acquisition. The goodwill, all of which is attributable to the Company's insurance segment, is evaluated for possible impairment under the provisions of SFAS 142. Other acquired intangible assets related to personal and commercial insurance lines books of business and totaling approximately $8.0 million are being amortized using a method that approximates the anticipated useful life of the associated customer lists, which cover a period of 9.8 to
12.5 years. Milne Scali's results of operations have been included in the Company's consolidated financial statements since the acquisition date of April 16, 2002.

The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of Milne Scali as of the acquisition date (in thousands):

Assets -
  Cash.........................................      $   1,536
  Accounts receivable..........................          1,305
  Fixed assets.................................            412
  Intangible assets, books of business.........          8,018
  Goodwill.....................................         13,096
  Other........................................            104
                                                   -------------
Total assets...................................      $  24,471
                                                   =============

Liabilities -
  Notes payable................................      $   1,421
  Insurance company payables...................          1,486
  Deferred tax liabilities.....................          2,346
  Other........................................          1,218
                                                   -------------
Total liabilities..............................          6,471
  Stockholders' equity.........................         18,000
                                                   -------------
Total liabilities and stockholders' equity.....      $  24,471
                                                   =============

The following pro forma information has been prepared assuming that the acquisition of Milne Scali had been consummated at the beginning of the respective period. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been consummated on the assumed dates (amounts are in thousands):

                                                12 Months Ended
                                               December 31, 2002
                                           ------------------------
Net interest income....................             $  14,761
Noninterest income.....................                19,553
Noninterest expense....................                28,032

Income from continuing operations......                 2,313

Income from discontinued operations....                    14
Net income.............................                 2,327

Basic earnings per common share........             $    0.79
Diluted earnings per common share......             $    0.79


3. Restrictions on Cash and Due From Banks:

The Bank is required to maintain reserve balances in cash on hand or with the FRB under the Federal Reserve Act and Federal Reserve Board's Regulation D. Required reserve balances were $25,000 and $25,000 as of December 31, 2004 and 2003, respectively.

4. Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management's intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2004 or 2003. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

                                                               Gross             Gross           Estimated
                                           Amortized        Unrealized        Unrealized           Fair
                                              Cost             Gains             Losses            Value
                                        ----------------  ---------------   ---------------   ---------------
                     2004
U.S. government agency mortgage-
  backed securities....................     $   9,715         $    167         $      (5)        $   9,877
U.S. government agency securities......           981               55                --             1,036
Collateralized mortgage obligations....       189,783              190            (2,269)          187,704
State and municipal bonds..............        33,390            2,028              (117)           35,301
Corporate debt securities..............         1,941               57                --             1,998
                                        ----------------  ---------------   ---------------   ---------------
                                            $ 235,810         $  2,497         $  (2,391)        $ 235,916
                                        ================  ===============   ===============   ===============

                     2003
                                                               Gross             Gross           Estimated
                                           Amortized        Unrealized        Unrealized           Fair
                                              Cost             Gains             Losses            Value
                                         ---------------  ----------------  ---------------  ----------------
U.S. government agency mortgage-
  backed securities....................     $  14,374         $    389         $      (8)        $  14,755
U.S. government agency securities......           961              122                --             1,083
Collateralized mortgage obligations....       210,760            1,451            (2,535)          209,676
State and municipal bonds..............        32,909            2,264              (117)           35,056
Corporate debt securities..............         1,939               59                --             1,998
                                         ---------------  ----------------  ---------------  ----------------
                                            $ 260,943         $  4,285         $  (2,660)        $ 262,568
                                         ===============  ================  ===============  ================

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2004, were as follows (in thousands):

                                                               Estimated
                                              Amortized          Fair
                                                 Cost            Value
                                           ---------------  ---------------
Due in one year or less...................     $     981        $   1,036
Due after one year through five years.....         1,048            1,166
Due after five years through ten years....        43,699           43,324
Due after ten years.......................       190,082          190,390
                                           ---------------  ---------------
     Total................................     $ 235,810        $ 235,916
                                           ===============  ===============

Securities carried at approximately $206.6 and $234.0 million at December 31, 2004 and 2003, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the FHLB and repurchase agreements with customers.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

                                 2004              2003              2002
                            ----------------  ----------------  ----------------
Sales proceeds..............  $    74,363       $    76,652        $  100,651
Gross realized gains........          886             1,573             2,003
Gross realized losses.......          617               605               133

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 (amounts are in thousands):

                             Less than 12 months             12 months or more                        Total
                           ------------------------     ----------------------------    ----------------------------------
                              Fair      Unrealized           Fair       Unrealized                 Fair       Unrealized
Description of Securities     Value        Loss              Value         Loss            #       Value         Loss
                           ----------- ------------     --------------- ------------    ------- ------------ -------------
U.S. government agency
 mortgage-backed
 securities................$       --    $     --           $     805    $     (5)          3    $     805     $     (5)
Collateralized mortgage
 obligations...............   147,715      (1,489)             27,550        (780)         25      175,265       (2,269)
State and municipal bonds..       969         (30)              1,862         (87)          7        2,831         (117)
                           ----------- ------------     --------------- ------------    ------- ------------ -------------
Total temporarily
 impaired securities.......$  148,684    $ (1,519)          $  30,217    $   (872)         35    $ 178,901     $ (2,391)
                           =========== ============     =============== ============    ======= ============ =============

In reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. There were three U.S. government agency mortgage-backed securities, all issued and guaranteed by GNMA. There were 25 collateralized mortgage obligations, 24 of which are issued and guaranteed by FNMA and FHLMC and one that is issued and guaranteed by GNMA. The sum of the fair value of the six collateralized mortgage obligation positions that have been in a continuous unrealized loss position for 12 months or more as of December 31, 2004 was only 2.75 percent below the sum of their amortized cost. There were seven state and municipal bonds, all of which are insured, AAA rated general obligation bonds. None of the impairments was due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the impairments is, in general, attributable to changes in interest rates.

5. Federal Reserve Bank and Federal Home Loan Bank Stock:

The carrying amounts of FRB and FHLB stock, which approximate their fair values, consisted of the following as of December 31 (in thousands):

                                              2004                2003
                                         ----------------    ----------------
Federal Reserve Bank Stock, at cost.....        $  1,268            $  1,236
Federal Home Loan Bank Stock, at cost...           6,273               6,360
                                         ----------------    ----------------
  Total.................................        $  7,541            $  7,596
                                         ================    ================

There is no contractual maturity on these investments; they represent required regulatory investments.

6. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

                                                  2004              2003
                                             ---------------    --------------
Commercial and industrial...................     $   75,460        $  73,001
Real estate:
   Mortgage.................................        129,321          129,443
   Construction.............................         68,967           60,056
Agricultural................................         13,919           12,529
Consumer....................................          5,091            6,188
Lease financing.............................          1,540            2,757
Other.......................................            389               89
                                             ---------------    --------------
     Total..................................        294,687          284,063
Less:
   Unearned income and net unamortized
     deferred fees and costs................           (873)            (508)
                                             ---------------    --------------
   Loans and leases, net....................        293,814          283,555
   Allowance for credit losses..............         (3,335)          (4,763)
                                             ---------------    --------------
         Net loans and leases...............     $  290,479        $ 278,792
                                             ===============    ==============

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

                                           2004              2003
                                        ----------        ----------
North Dakota.......................        33%               31%
Arizona............................        30                29
Minnesota..........................        30                28
South Dakota.......................         4                 8
Other..............................         3                 4
                                        ----------        ----------
         Totals....................       100%              100%
                                        ==========        ==========

Commercial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Bank holds real property as collateral. Of the $129.3 and $129.4 million of real estate mortgages as of December 31, 2004 and 2003, respectively, many are loans made to commercial customers where the collateral for the loan is, among other things, the real estate occupied by the business of the customer. Accordingly, certain loans categorized as real estate mortgage loans could be characterized as commercial loans that are secured by real estate. Agricultural loans include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. Loans to consumers are both secured and unsecured. Lease financing represents credit to borrowers under direct finance lease obligations. The Bank also extends financing to lease companies, securing the loan with an assignment of lease payments and a security filing against the underlying asset of the lease. These loans are classified as lease financing but are not direct finance lease obligations. Single- and multi-family residential mortgage loans totaling $11.9 and $8.3 million at December 31, 2004 and 2003, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $39.3 and $43.4 million at December 31, 2004 and 2003, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

Concentrations of Credit. The Bank's credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2004 were real estate loans, such as loans to non-residential and apartment building operators and lessors of real property ($72.1 million) and construction loans ($37.2 million). Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral.

Impaired Loans. As of December 31, the Bank's recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

                                                            2004                                  2003
                                              ---------------------------------     ---------------------------------
                                                Recorded           Valuation          Recorded          Valuation
                                               Investment          Allowance         Investment         Allowance
                                              ---------------    --------------     --------------    ---------------
Impaired loans -
     Valuation allowance required.........         $   3,508         $   1,043          $  10,996          $   2,245
     No valuation allowance required......                39                --                 --                 --
                                              ---------------    --------------     --------------    ---------------
         Total impaired loans.............         $   3,547         $   1,043          $  10,996          $   2,245
                                              ===============    ==============     ==============    ===============

Impaired loans generally include loans on which management believes, based on current information and events, it is probable that the Bank will not be able to collect all amounts (i.e., contractual principal and interest) due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Bank generally considers all loans risk-graded substandard and doubtful, as well as nonaccrual and restructured loans, as impaired loans.

The valuation allowance on impaired loans is included in the Bank's allowance for credit losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The average recorded investment in impaired loans, and approximate interest income recognized for such loans, were as follows for the years ended December 31 (amounts in thousands):

                                                        2004            2003             2002
                                                    ------------    ------------     ------------
Average recorded investment in impaired loans......     $ 4,991        $ 13,415        $ 13,135
                                                    ============    ============     ============
Interest income recognized on impaired loans.......     $   273        $    758        $    658
                                                    ============    ============     ============
Average recorded investment in impaired loans
     as a percentage of average total loans........        1.8%            4.4%            4.0%
                                                    ============    ============     ============

Past Due, Nonaccrual and Restructured Loans. As of December 31, 2004 and 2003, the Bank had $25,000 and $38,000, respectively, of loans past due 90 days or more and still accruing interest. As of December 31, 2004 and 2003, the Bank had $524,000 and $7.9 million, respectively, of nonaccrual loans and no restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at yearend had been recognized at original contractual rates during the year ended December 31 (in thousands):

                                                         2004            2003            2002
                                                     ------------    -----------    -------------
Interest income that would have been recorded.......       $  72         $  121     $       237
Interest income recorded............................          43             56               1
                                                     ------------    -----------    -------------
Effect on interest income...........................       $  29         $   65     $       236
                                                     ============    ===========    =============

As of December 31, 2004 the Bank had no commitments to lend additional  funds to
borrowers   with  loans  whose  terms  had  been   modified  in  troubled   debt
restructurings.

Loans to Related Parties. Note 22 to these consolidated financial statements includes information relating to loans to executive officers, directors, principal shareholders and associates of such persons.

Leases.  The Bank  extends  credit  to  borrowers  under  direct  finance  lease obligations. The direct finance lease obligations are stated at their outstanding principal amount net of unearned income and net unamortized deferred fees and costs. At December 31, 2004 the total minimum annual lease payments for direct finance lease obligations with remaining terms of greater than one year were as follows (in thousands):

2005.....................................             $   383
2006.....................................                 354
2007.....................................                 166
2008.....................................                  --
2009.....................................                  --
Thereafter...............................                  --
                                              ----------------
Total future minimum lease payments......                 903
Unguaranteed residual values.............                 340
                                              ----------------
Total all payments.......................               1,243
Unearned income..........................               (121)
                                              ----------------
Net outstanding principal amount.........             $ 1,122
                                              ================

The Bank also extends financing to lease companies, securing the loan with an assignment of lease payments and a security filing against the underlying asset of the lease. These loans are classified above as lease financing but are not direct finance lease obligations.


7. Allowance for Credit Losses:

Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

                                        2004           2003            2002
                                    -------------  --------------  -------------
Balance, beginning of year.........     $  4,763       $  5,006       $  4,325
     Provision for credit losses...          175          1,475          1,202
     Loans charged off.............       (1,883)        (1,820)          (657)
     Loans recovered...............          280            102            136
                                    -------------  --------------  -------------
Balance, end of year...............     $  3,335       $  4,763       $  5,006
                                    =============  ==============  =============

8. Premises and Equipment

Premises and equipment consisted of the following at December 31 (in thousands):

                                                        2004           2003
                                                   -------------   -------------
Land and improvements.............................   $    4,913       $  3,142
Buildings and improvements........................       13,269         11,873
Leasehold improvements............................        1,755          1,796
Furniture, fixtures and equipment.................       10,692          9,638
                                                   -------------   -------------
 Total cost.......................................       30,629         26,449
Less accumulated depreciation and amortization....       (8,830)        (7,879)
                                                   -------------   -------------
 Net premises, leasehold improvements and
  equipment.......................................   $   21,799       $ 18,570
                                                   =============   =============

Depreciation and amortization expense on premises and equipment charged to continuing operations totaled approximately $1.6, $1.5 and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Goodwill and Other Intangible Assets

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

Since January 1, 2002, goodwill has been assessed for impairment at the reporting unit and qualifying subsidiary levels by applying a fair-value-based test at least annually or if impairment indicators are present. The Company has $257,000 of unamortized goodwill related to four separate transactions completed prior to July 1, 2001 and $21.5 million of goodwill related to transactions completed during 2002, 2003 and 2004. Pursuant to SFAS 142, the Company completed its annual goodwill impairment assessment during the second quarter of 2004 and concluded that goodwill was not impaired as of June 30, 2004. No subsequent events have occurred that would change the conclusion reached.

Core deposit intangibles are amortized based on a useful life of 10 years. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 years for commercial lines and 9.8 years for personal lines for the books of business acquired in the Milne Scali acquisition and 10 years for the books of business acquired in the IASW, the Salt Lake City agency, the Prescott Valley agency and the Denver surety business acquisitions. Certain identifiable intangible assets that are also included in the caption "other intangible assets" in the consolidated balance sheets are generally amortized over a useful life of 10 years.


The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2004 is presented in the table below (in thousands):

                                      Gross                           Net
                                     Carrying      Accumulated      Carrying
                                      Amount       Amortization      Amount
                                   -------------  --------------  -------------
  Intangible assets:
   Core deposit intangibles......... $   3,497       $   3,283        $    214
   Insurance books of business
    intangibles.....................     9,379           1,901           7,478
   Other............................     1,138             755             383
                                    -----------  --------------   -------------
         Total...................... $  14,014       $   5,939        $  8,075
                                    ===========  ==============   =============

Amortization expense for intangible assets was $1.3, $1.1 million and $881,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table shows the estimated amortization expense, for the next five years, for amortized intangible assets existing on the Company's books at December 31, 2004 (in thousands). Projections of amortization expense are based on existing asset balances as of December 31, 2004. Actual amortization expense may differ significantly depending upon changes in market conditions:

                                          Insurance
                                        Commercial and
                              Core      Personal Books
                             Deposit     of Business
                           Intangibles    Intangibles      Other       Total
                          ------------  --------------- ----------- ------------

Year ended December 31,
   2005..................  $  213         $  801          $  160       $ 1,174
   2006..................      --            801             112           913
   2007..................      --            801             112           913
   2008..................      --            801              --           801
   2009..................      --            801              --           801


The following table shows the change in goodwill, by reporting segment, between January 1, 2004 and December 31, 2004 (in thousands):

                                                                                       Segment
                                                           -----------------------------------------------------------------
                                                             Banking          Insurance          Other            Total
                                                           -------------    --------------    -------------    -------------
Balance, January 1, 2004..............................        $   212          $ 14,700          $   177         $ 15,089
Goodwill attributable to purchase acquisitions........            198               712               --              910
Goodwill attributable to earnout payments.............             --             6,012               --            6,012
Other.................................................             --               (55)            (177)            (232)
                                                           -------------    --------------    -------------    -------------
Balance, December 31, 2004............................        $   410          $ 21,369          $    --         $ 21,779
                                                           =============    ==============    =============    =============


10. Deposits:

The scheduled maturities of time deposits as of December 31, 2004 are as follows (in thousands):


2005........................       $ 128,906
2006........................          24,690
2007........................           4,120
2008........................           1,378
2009........................           1,448
Thereafter..................          20,528
                             ----------------
                                   $ 181,070
                             ================

At December 31, 2004 and 2003, the Bank had $3.8 and $12.9 million, respectively, of time deposits that had been acquired in the national market and $51.8 and $18.6 million, respectively, of time deposits that had been acquired through a broker.

At December 31, 2004 collateralized mortgage obligations and state and municipal bonds with an amortized cost of approximately $21.2 million were pledged as collateral for certain deposits and $4.8 million of bank depository guaranty bonds from a bankers surety company were pledged as additional collateral on Bank deposits.

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

11. Short-Term Borrowings:

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) as of December 31 (in thousands):

                                                    2004             2003
                                                -------------    -------------
 Federal funds purchased and
    U. S. Treasury tax and loan
    note option accounts (1)...................    $ 21,314          $17,114
  Repurchase agreements with customers,
    renewable daily, interest payable
    monthly, rates ranging from 2.00%
    to 3.19%, and 1.50%, respectively,
    secured by government agency
    collateralized mortgage obligations (1)....      12,383           14,269
                                                -------------    -------------
                                                   $ 33,697          $31,383
                                                =============    =============

(1) The weighted average interest rate on short-term borrowings outstanding as of December 31, 2004 and 2003 was 2.40% and 1.41%, respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customers are required or desire to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2004, $12.4 million of securities sold under repurchase agreements, with a weighted average interest rate of 2.37%, maturing in 2005, were collateralized by government agency collateralized mortgage obligations having a carrying value of $25.3 million, a market value of $25.3 million and unamortized principal balances of $25.4 million.

As of December 31, 2004, the Bank had established three additional revolving lines of credit with banks, totaling $17.5 million. At December 31, 2004, the Bank had not drawn on these lines leaving $17.5 million available under these revolving lines of credit. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

12. Federal Home Loan Bank Advances:

FHLB advances consisted of the following at December 31 (amounts are in thousands):

                                    2004                                  2003
                      ---------------------------------     ---------------------------------
                                            Weighted                             Weighted
                                             Average                              Average
  Year of Maturity          Amount             Rate             Amount              Rate
                      ---------------    --------------     --------------    ---------------
     2004............     $       --             --           $  15,000            4.77%
     2005............         15,000           2.30%             15,000            2.30
     2006............         20,000           2.06              20,000            2.06
     2009............         10,000           5.64              10,000            5.64
     2010............         52,200           6.09              52,200            6.09
                      ---------------    --------------     --------------    ---------------
                          $   97,200           4.63%          $ 112,200            4.65%
                      ===============    ==============     ==============    ===============

Some of the advances listed above have call provisions that allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2004, the Bank had $62.2 million of callable FHLB advances all callable quarterly during the first quarter of 2005.

At December 31, 2004, the advances from the FHLB were collateralized by the Bank's mortgage loans with unamortized principal balances of approximately $51.2 million resulting in a FHLB collateral equivalent of $31.9 million. In addition, the advances from the FHLB were collateralized by securities with unamortized principal balances of approximately $148.1 million. The Bank has the ability to draw additional advances of $54.6 million based upon the mortgage loans and securities that are currently pledged, subject to a requirement to purchase additional FHLB stock.

13. Long-Term Borrowings:

The following table sets forth selected information for long-term borrowings (borrowings with an original maturity of greater than one year) as of December 31 (in thousands):

                                                      2004             2003
                                                   ------------     ------------
 Note payable to the Bank of North Dakota,
    principal and interest due each March 31,
    beginning on March 31, 2005 and ending
    March 31, 2019, interest payable at
    30-day LIBOR plus 2.45%, secured by
    the stock of BNC National Bank ...............   $  10,000         $  8,500
  Other ..........................................          79              140
                                                   ------------     ------------
                                                     $  10,079         $  8,640
                                                   ============     ============

The $10.0 million loan from the Bank of North Dakota includes various covenants that are primarily operational rather than financial in nature. As of December 31, 2004, the Company was in compliance with these covenants.

14.  Guaranteed  Preferred   Beneficial  Interests  in  Company's   Subordinated
     Debentures:

In July 2001, BNCCORP established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2004 was 5.74 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of BNCCORP. The floating rate junior subordinated deferrable interest debentures were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2004 was 5.74 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. Concurrent with the issuance of the preferred securities by the trust, BNCCORP fully and unconditionally guaranteed all obligations of the special purpose trust related to the trust preferred securities. The trust preferred securities provide BNCCORP with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if BNCCORP itself were to issue preferred stock because BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trust are the debentures. BNCCORP owns all of the common securities of the trust. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs.

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

Pursuant to SFAS 150 and FIN 46, the subordinated debentures are presented as debt in the consolidated financial statements. Previously they were presented between the liabilities and equity sections of the balance sheets. Prior periods have been reclassified to reflect the adoption of these accounting pronouncements. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes, up to a certain allowed amount. Any excess over the amount allowed in Tier 1 capital can be included in Tier 2 capital, up to certain allowed amounts. (See Note 18 for further discussion of the impact of the subordinated debentures on the Company's consolidated regulatory capital calculations).

15. Stockholders' Equity:

BNCCORP and the Bank are subject to certain  minimum capital  requirements  (see
Note 18 to these consolidated financial statements). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency ("OCC"), the Bank's principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank's net profits from the current year plus retained net profits for the preceding two years. At December 31, 2004 approximately $14.1 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

Pursuant to an asset purchase and sale agreement, on December 31, 2004, BNCCORP issued 15,692 shares of its common stock to IASW for the second installment related to Milne Scali's acquisition of certain assets of IASW. Note 2 to these consolidated financial statements includes information related to the acquisition of the assets.

On October 29, 2004, BNCCORP repurchased 25 shares of its noncumulative preferred stock from a trust controlled by Richard W. Milne, Jr. for cash. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

On September 14, 2004, BNCCORP issued 150 shares of its noncumulative preferred stock to a trust controlled by Richard W. Milne, Jr. for cash. Each share has a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock is not redeemable by BNCCORP and carries no conversion rights. The proceeds of the issuance were used for general corporate purposes.

On June 30, 2004, BNCCORP repurchased the then-outstanding 150 shares of its noncumulative preferred stock from trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali for cash. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

Pursuant to an asset purchase and sale agreement, on June 30, 2004, BNCCORP issued 26,607 shares of its common stock to the owners of Finkbeiner Insurance, Inc. in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of the insurance agency. Note 2 to these consolidated financial statements includes additional information related to the acquisition of the assets and the assumption of the liabilities.

Pursuant to an asset purchase and sale agreement, on March 31, 2004, BNCCORP issued 22,470 shares of its common stock to owners of The Richard Q. Perry Agency in connection with Milne Scali's acquisition of certain assets and assumption of certain liabilities of the insurance agency. Note 2 to these consolidated financial statements includes additional information related to the acquisition of the assets and the assumption of the liabilities.

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

On May 3, 2002, BNCCORP issued 150 shares of its noncumulative preferred stock to trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali for cash. Each share had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock was not redeemable by BNCCORP and carried no conversion rights. The proceeds of the issuance were used for general corporate purposes.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the years ended December 31 (in thousands):

                                                      2004                                             2004
                        -----------------------------------------------------------------------------------------------------------
                                                 Brokerage/
                                                   Trust/                          Reportable            Intersegment  Consolidated
                           Banking   Insurance   Financial   Other(a)    Totals     Segments    Other(a)  Elimination      Total
                        -----------  ----------  ----------  ---------  --------   ----------   -------- ------------  ------------
Net interest income.....  $  17,890    $    46    $    223   $ (2,169)  $ 15,990    $ 18,159    $(2,169)   $     51      $  16,041

Other revenue-external
 customers..............      8,387     18,298       1,017         88     27,790      27,702         88      (4,340)        23,450
Other revenue-from
 other segments.........        697         --          96        918      1,711         793        918      (1,711)            --
Depreciation and
 amortization...........      1,661      1,112         131         10      2,914       2,904         10          --          2,914
Equity in the net
 income of investees....      1,242         --          --      5,107      6,349       1,242      5,107      (6,349)            --
Other significant
 noncash items:
  Provision for
   credit losses........        175         --          --         --        175         175         --          --            175
Segment pre-tax
 profit (loss)from
 continuing operations..      4,922      2,407        (190)    (2,591)     4,548       7,139     (2,591)         --          4,548
Income tax provision
 (benefit)..............      1,167        940         (75)      (888)     1,144       2,032       (888)         --          1,144
Segment profit (loss)...      3,755      1,467        (115)    (1,703)     3,404       5,107     (1,703)         --          3,404
Segment assets..........    653,484     33,438      16,747     77,714    781,383     703,669     77,714    (107,673)       673,710

 ---------------------------------

(a) The financial information in the "other" column is for the bank holding company.

                                                      2003                                             2003
                        -----------------------------------------------------------------------------------------------------------
                                                Brokerage/
                                                   Trust/                          Reportable            Intersegment  Consolidated
                           Banking   Insurance   Financial   Other(a)    Totals     Segments    Other(a)  Elimination      Total
                        -----------  ----------  ----------  ---------  --------   ----------   -------- ------------  ------------
Net interest income.....  $  15,378    $    69    $      -   $ (2,121)  $ 13,326    $ 15,447    $(2,121)   $     52      $  13,378

Other revenue-external
 customers..............      6,189     14,712       1,457        118     22,476      22,358        118      (1,664)        20,812
Other revenue-from
 other segments.........        124         --          64        651        839         188        651        (839)            --
Depreciation and
 amortization...........      1,629        865          12         15      2,521       2,506         15          --          2,521
Equity in the net
 income of investees....      2,208         --          --      5,325      7,533       2,208      5,325      (7,533)            --
Other significant
 noncash items:
  Provision for credit
   losses...............      1,475         --          --         --      1,475       1,475         --          --          1,475
Segment pre-tax profit
 (loss)from continuing
 operations.............      3,787      3,709         372     (2,443)     5,425       7,868     (2,443)         --          5,425
Income tax provision
 (benefit)..............        960      1,438         144       (961)     1,581       2,542       (961)         --          1,581
Segment profit (loss)...      2,827      2,271         228     (1,482)     3,844       5,326     (1,482)         --          3,844
Segment assets..........    616,998     30,063       1,180     71,225    719,466     648,241     71,225     (97,989)       621,477

----------------------------------

(a) The financial information in the "other" column is for the bank holding company.

                                                   2002                                                 2002
                        -----------------------------------------------------------------------------------------------------------
                                                Brokerage/
                                                   Trust/                          Reportable            Intersegment  Consolidated
                           Banking   Insurance   Financial   Other(a)    Totals     Segments    Other(a)  Elimination      Total
                        -----------  ----------  ----------  ---------  --------   ----------   -------- ------------  ------------
Net interest income.....  $  15,089    $    41    $     --   $ (3,931)  $ 11,199    $ 15,130    $(3,931)   $  1,883      $ 13,082

Other revenue-external
  customers.............      6,272      9,191       1,934        115     17,512      17,397        115      (1,216)       16,296
Other revenue-from
 other segments.........         99         --          55        648        802         154        648        (802)           --
Depreciation and
 amortization...........      1,518        633          33         17      2,201       2,184         17          --         2,201
Equity in the net
 income of investees....        639         --          --      3,620      4,259         639      3,620      (4,259)           --
Other significant
 noncash items:
  Provision for
   credit losses........      1,202         --          --         --      1,202       1,202         --          --         1,202
Segment pre-tax
 profit (loss)from
 continuing operations..      4,502      1,461        (677)    (2,439)     2,847       5,286     (2,439)         --         2,847
Income tax provision
 (benefit)..............      1,505        430        (255)      (858)       822       1,680       (858)         --           822
Income from
 discontinued Fargo
  branch, net of
  income taxes..........         49         --          --         --         49          49         --          --            49
Loss on sale of
 discontinued Fargo
 branch, net of income
   taxes................        (35)        --          --         --        (35)        (35)        --          --           (35)
Segment profit (loss)...      3,011      1,031        (422)    (1,581)     2,039       3,620     (1,581)         --         2,039
Segment assets..........    599,415     26,364       1,307     66,931    694,017     627,086     66,931     (91,789)      602,228


(a) The financial information in the "other" column is for the bank holding company.


17. Derivatives:

During May and June 2001, the Bank purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities (matured during May and June of 2004) and $20.0 million of 5.50 percent contracts having five-year original maturities (maturing during May and June of 2006). The remaining $20.0 million of contracts, classified as other assets, are reflected in the Company's December 31, 2004 consolidated balance sheet at their then combined fair value of $1,000. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 31, 2004, 2003 and 2002, the impact of marking the contracts to market (reflected as an increase in interest expense) was $55,000, $80,000 and $779,000, respectively.

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

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios (set forth in the tables that follow) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004, BNCCORP and the Bank met all capital adequacy requirements to which they are subject.

Under current regulatory capital regulations, BNCCORP's subordinated debentures qualify as Tier 1 capital for purposes of the consolidated capital calculations up to 25 percent of Tier 1 capital prior to the deduction of intangible assets. The remainder of the subordinated debentures qualify as Tier 2 capital provided that the total of Tier 2 capital does not exceed Tier 1 capital. As of December 31, 2004, $14.6 million of the subordinated debentures qualified as Tier 1 capital with the remaining $7.9 million qualifying as Tier 2 capital. As of December 31, 2003, $13.1 million of the subordinated debentures qualified as Tier 1 capital with the remaining $9.3 million qualifying as Tier 2 capital. These amounts are reflected in the consolidated capital amounts presented in the table below.

As of December 31, 2004, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution's category.


Actual capital amounts and ratios of BNCCORP and the Bank as of December 31 are also presented in the tables (amounts are in thousands):

                                                                                                   To be Well Capitalized Under
                                                                        For Capital Adequacy         Prompt Corrective Action
                                                  Actual                      Purposes                      Provisions
                                          ------------------------    -------------------------    ------------------------------
                                             Amount       Ratio         Amount         Ratio         Amount           Ratio
                                          -------------  ---------    ------------   ----------    ------------   ---------------
                     2004
Total Capital (to risk-weighted assets):
     Consolidated.........................    $ 39,770       8.85 %      $ 35,940        8.0 %           N/A            N/A
     BNC National Bank....................      46,451      10.36          35,885        8.0         $44,856         10.0 %
Tier 1 Capital (to risk-weighted assets):
     Consolidated.........................      28,520       6.35          17,970        4.0             N/A            N/A
     BNC National Bank....................      43,116       9.61          17,942        4.0          26,914            6.0
Tier 1 Capital (to average assets):
     Consolidated.........................      28,520       4.51          25,268        4.0             N/A            N/A
     BNC National Bank....................      43,116       6.83          25,237        4.0          31,457            5.0

                     2003
Total Capital (to risk-weighted assets):
     Consolidated.........................    $ 42,905      10.63 %      $ 32,296        8.0 %           N/A            N/A
     BNC National Bank....................      48,074      11.92          32,260        8.0        $ 40,325         10.0 %
Tier 1 Capital (to risk-weighted assets):
     Consolidated.........................      28,815       7.14          16,148        4.0             N/A            N/A
     BNC National Bank....................      43,311      10.74          16,130        4.0          24,195            6.0
Tier 1 Capital (to average assets):
     Consolidated.........................      28,815       4.90          23,545        4.0             N/A            N/A
     BNC National Bank....................      43,311       7.37          23,522        4.0          29,403            5.0

The change in capital ratios over the 12-month period ended December 31, 2004 reflected an increase in total risk-weighted assets, for the consolidated group, from $403.7 million at December 31, 2003 to $449.2 million at December 31, 2004 and, for the bank, from $403.3 million at December 31, 2003 to $448.6 million at December 31, 2004. The capital ratios were also impacted by the payment of the 2004 earnout related to the Milne Scali acquisition (which increased goodwill by $2.6 million), the payment of the accelerated earnout related to the Milne Scali acquisition (which increased goodwill by $3.4 million) and the acquisition of three insurance agencies and a mortgage company (which increased goodwill and other intangible assets by approximately $1.6 million). The payment of the accelerated earnout is the final payment due under the Milne Scali acquisition agreement and was precipitated by the termination of an executive officer of Milne Scali. The accelerated earnout payment represented payments that would have been made during 2005 and 2006 under the Milne Scali acquisition agreement.

19. Fair Value of Financial Instruments:

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                                                     2004                              2003
                                                      ---------------------------------  --------------------------------
                                                         Carrying            Fair            Carrying           Fair
                                                          Amount             Value            Amount            Value
                                                      ----------------  ---------------  ---------------- ---------------
Assets:
     Cash and cash equivalents.......................     $    11,881       $  11,881       $    12,520      $   12,520
     Investment securities available
         for sale....................................         235,916          235,916          262,568         262,568
     Federal Reserve Bank and Federal Home
         Loan Bank stock.............................           7,541            7,541            7,596           7,596
     Loans held for sale.............................          60,197           60,197               --              --
     Loans and leases, net...........................         290,479          289,351          278,792         277,548
     Accrued interest receivable.....................           2,686            2,686            2,462           2,462
     Derivative financial instruments................               1                1               56              56
                                                      ----------------  ---------------  ---------------- ---------------
                                                              608,701       $  607,573          563,994      $  562,750
                                                                        ===============                   ===============
     Other assets....................................          65,009                            57,483
                                                      ----------------                   ----------------
                                                          $   673,710                       $   621,477
                                                      ================                   ================
Liabilities and Stockholders' Equity:
     Deposits, noninterest-bearing...................     $    63,386       $   63,386      $    44,725      $   44,725
     Deposits, interest-bearing......................         391,957          392,538          351,217         352,771
     Borrowings and advances.........................         140,976          145,835          152,223         158,439
     Accrued interest payable........................           1,584            1,584            1,183           1,183
     Guaranteed preferred beneficial interests in
         Company's subordinated debentures...........          22,509           23,867           22,397          23,795
                                                      ----------------  ---------------- ---------------  ---------------
                                                              620,412       $  627,210          571,745      $  580,913
                                                                        ===============                   ===============
     Other liabilities...............................           9,452                             9,546

     Stockholders' equity............................          43,846                            40,186
                                                      ----------------                   ----------------
                                                          $   673,710                       $   621,477
                                                      ================                   ================

Financial instruments with off-balance-sheet risk:
       Commitments to extend credit..................                       $     442                        $      155
       Standby and commercial letters of credit .....                             175                               106
                                                                        ---------------                   ---------------
                                                                            $     617                        $      261
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

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition in the contract. Commitments to extend credit are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents the Bank's exposure to credit loss in the event of default by the borrower; however, at December 31, 2004, based on current information, no losses were anticipated as a result of these commitments. The Bank manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management's credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Bank expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Bank's future liquidity requirements related to such commitments.

Standby and Commercial Letters of Credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer's nonperformance, the Bank's credit loss exposure is the same as in any extension of credit, up to the letter's contractual amount; however, at December 31, 2004, based on current information, no losses were anticipated as a result of these commitments. Management assesses the borrower's credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Bank to fund letters of credit may not occur, the Bank expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

The contractual amounts of these financial instruments were as follows as of December 31 (in thousands):

                                                            2004                                  2003
                                              ---------------------------------     ---------------------------------
                                                   Fixed            Variable            Fixed            Variable
                                                   Rate               Rate              Rate               Rate
                                              ---------------    --------------     --------------    ---------------
 Commitments to extend credit...............      $  9,002         $ 143,177          $   6,547          $  87,590
 Standby and commercial letters of credit...           872            16,663                833              9,726

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

The notional amounts of these financial instruments were as follows as of December 31 (in thousands):

                                               2004               2003
                                         --------------     --------------
Interest rate caps......................     $  20,000        $  40,000

21. Guarantees and Contingent Consideration

As of December 31, 2004, the Company had entered into the following guarantee arrangements:

Contingent Consideration in a Purchase Acquisition. Pursuant to the terms of the agreement related to the IASW asset acquisition in December 2003, additional consideration of up to $320,000 may be payable to IASW, subject to the operation of the acquired assets achieving certain financial performance targets. In accordance with SFAS 141, there is no current carrying amount associated with this guarantee. Additionally, there are no recourse provisions associated with this guarantee that would enable Milne Scali to recover from third parties any of the amounts paid under the guarantee and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantee, Milne Scali could obtain and liquidate to recover all of a portion of the amounts paid under the guarantee.

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

Performance Standby Letters of Credit. As of December 31, 2004 and 2003, the Bank had outstanding $6.8 million and $641,000, respectively of performance standby letters of credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. Effective January 1, 2003, such guarantees are required to be recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Financial Standby Letters of Credit. As of December 31, 2004 and 2003, the Bank had outstanding $44.5 and $43.8 million of financial standby letters of credit. Of the $44.5 million of financial standby letters of credit outstanding at December 31, 2004, $34.0 million was participated to other financial institutions. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money borrowed by or advanced to or for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the account party's nonperformance, be required to pay a maximum of the amount of issued letters of credit. Under the agreements, the Bank has recourse against the account party up to and including the amount of the financial standby letter of credit. The Bank evaluates each account party's creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management's credit evaluation of the account party. Effective January 1, 2003, such guarantees are required to be recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Between January 1, 2004 and December 31, 2004, the Bank originated performance and financial standby letters of credit totaling $200.0 million. Of that amount, $135.7 million was participated to other financial institutions. The balance of performance and financial standby letters of credit outstanding on the Bank's books as of December 31, 2004 was $17.3 million. These outstanding guarantees were recognized as liabilities on the Bank's balance sheet at their current estimated combined fair value of approximately $84,000.

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

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $1.3 and $1.1 million at December 31, 2004 and 2003, respectively. During 2004, $436,000 of new loans were made and repayments totaled $246,000. The total amount of deposits received from these parties was $3.5 and $6.5 million at December 31, 2004 and 2003, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection.

The  following  additional  related  party  transactions   occurred  during  the
three-year period ended December 31, 2004:

On October 29, 2004, BNCCORP repurchased 25 shares of its noncumulative preferred stock from a trust controlled by Richard W. Milne, Jr., Chairman and President of Milne Scali. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

On September 14, 2004, BNCCORP issued 150 shares of its noncumulative preferred stock, $0.01 par value per share, to a trust controlled by Richard W. Milne, Jr. for aggregate cash consideration of $1.5 million. The noncumulative preferred stock has a preferred noncumulative dividend payable at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. Richard W. Milne, Jr. is Chairman and President of Milne Scali.

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

On June 30, 2004, BNCCORP repurchased the then-outstanding 150 shares of its noncumulative preferred stock from trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali, at the time both executive officers of the Company. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

On May 28, 2004, Milne Scali paid to the former stockholders of Milne Scali the earnout then due under the earnout provisions of the Milne Scali purchase agreement. The earnout payment of $2.6 million included payments to trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali, at the time both executive officers of the Company.

In October 2003, BNC Insurance, Inc. ("BNC Insurance") purchased from Milne Scali Properties LLC, an Arizona limited liability company, one share of the class A voting redeemable common shares, $2,000 par value per share, of Mountain View Indemnity, Ltd., a Bermuda limited liability company ("MVI"), and one share of the non-voting redeemable preference shares, $1.00 par value per share, of MVI for $65,000 in cash. Milne Scali Properties LLC is owned by Richard W. Milne, Jr. and Terrence M. Scali, at the time both executive officers of the Company. Under the by-laws of MVI, share value is established using stockholders equity plus retained earnings divided by the number of stockholders. This methodology was used for purposes of valuing the shares purchased by BNC Insurance.

On May 19, 2003, Milne Scali paid to the former stockholders of Milne Scali the earnout then due under the earnout provisions of the Milne Scali purchase agreement. The earnout payment of $2.3 million included payments to trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali, at the time both executive officers of the Company.

During the first quarter of 2003, the Bank purchased the Milne Scali building at 1750 East Glendale Avenue, Phoenix, Arizona. The Bank purchased the building from Milne Scali Properties LLC. Milne Scali Properties LLC is a limited liability company whose members are Richard W. Milne, Jr. and Terrence M. Scali, at the time both executive officers of the Company. The purchase price for the building was the appraised amount of $3.9 million, which was funded through cash generated from operations. An independent party completed the appraisal.

On May 3, 2002, BNCCORP issued 150 shares of its noncumulative preferred stock to trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali, at the time both executive officers of the Company, for cash. Each share had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share. The noncumulative preferred stock was not redeemable by BNCCORP and carried no conversion rights.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2004, BNCCORP and its affiliates were in compliance with these requirements.

23. Repossessed and Impaired Asset Expenses/Write-Offs:

The Bank recorded write downs to estimated net realizable value of other real estate owned and repossessed assets, and related collection and other expenses, of $44,000, $40,000 and $142,000 for the years ended December 31, 2004, 2003 and
2002, respectively. There were no repossessed assets recorded as of December 31, 2004.

24. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

                                             2004         2003           2002
                                         -----------  ------------   -----------
Continuing Operations -
   Current:
      Federal...........................    $  105       $  805         $  800
      State.............................       166          241            218
      Prior year state refunds
       from change in filing position...        --         (339)            --
                                         -----------  ------------   -----------
                                               271          707          1,018
                                         -----------  ------------   -----------
   Deferred:
      Federal...........................       725          726           (250)
      State.............................       148          148             54
                                         -----------  ------------   -----------
                                               873          874           (196)
                                         -----------  ------------   -----------
      Total from continuing operations..    $1,144       $1,581         $  822
                                         ===========  ============   ===========

Discontinued Operations -
   Current:
      Federal...........................    $   --       $   --         $   5
      State.............................        --           --             1
                                         -----------  ------------   -----------
      Total from discontinued
       operations.......................    $   --       $   --         $   6
                                         ===========  ============   ===========

The provision for Federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

                                        2004            2003            2002
                                    -----------     -----------      ----------
Tax at 34% statutory rate..........   $  1,547        $ 1,845          $   967
     Prior year state refunds
      (net of Federal benefit).....         --           (229)              --
     State taxes (net of
      Federal benefit).............        191            266              108
     Tax-exempt interest...........       (501)          (473)            (289)
     Increase in cash surrender
      value of bank-owned life
        insurance..................       (158)           (62)              --
     Other, net....................         65            234               36
                                    -----------     -----------      ----------
                                      $  1,144        $ 1,581          $   822
                                    ===========     ===========      ==========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company's deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                    2004             2003
                                                 -----------      -----------
Deferred tax asset:
     Loans, primarily due to
      differences in accounting
       for credit losses.......................   $  1,197          $ 1,737
     Difference between book and
       tax amortization of branch
       premium acquisition
       costs...................................        392              373
     Other.....................................        678              564
                                                 -----------      -----------
              Deferred tax asset...............      2,267            2,674
                                                 -----------      -----------
Deferred tax liability:
     Unrealized gain on securities
      available for sale.......................         40              605
     Leases, primarily due to
      differences in accounting for leases.....        439              706
     Difference between book and tax
      amortization of acquired intangibles.....
                                                       912              490
     Premises and equipment, primarily
      due to differences in original cost
         basis and depreciation................        997              677
                                                 -----------      -----------
              Deferred tax liability...........      2,388            2,478
                                                 -----------      -----------
              Valuation allowance..............       (310)            (319)
                                                 -----------      -----------
              Net deferred tax liability.......   $   (431)         $  (123)
                                                 ===========      ===========

The valuation allowance primarily represents the tax benefits of a certain state net operating loss carryforward which may expire without being utilized. During 2004, the valuation allowance decreased $9,000. This decrease primarily relates to a state net operating loss carryforward for which the Company does not anticipate receiving a benefit in future periods.

25. Earnings Per Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:

                                                   Net
                                                  Income         Shares       Per-Share
                                               (Numerator)   (Denominator)      Amount
                                              -------------  -------------  -------------
                           2004
          Basic earnings per common share:
Income from continuing operations............. $ 3,404,000
Less: Preferred stock dividends...............     (93,000)
                                              -------------
Income attributable to common stockholders.... $ 3,311,000     2,813,531       $   1.18
                                              =============                  ============
Effect of dilutive shares -
    Options and contingent stock..............                    82,710
                                                             ------------
          Diluted earnings per common share:

Income from continuing operations............. $ 3,404,000
Less: Preferred stock dividends...............     (93,000)
                                              -------------
Income attributable to common stockholders.... $ 3,311,000     2,896,241       $   1.14
                                              =============                  ============

                                                   Net
                                                  Income         Shares       Per-Share
                                               (Numerator)   (Denominator)      Amount
                                              -------------  -------------  -------------
                           2003
          Basic earnings per common share:
Income from continuing operations............. $ 3,844,000
Less: Preferred stock dividends...............    (120,000)
                                              -------------
Income attributable to common stockholders.... $ 3,724,000     2,705,602       $   1.38
                                              =============                 =============
Effect of dilutive shares -
    Options and contingent stock..............                    59,214
                                                             -------------
          Diluted earnings per common share:
Income from continuing operations............. $ 3,844,000
Less: Preferred stock dividends...............    (120,000)
                                              -------------
Income attributable to common stockholders.... $ 3,724,000     2,764,816       $   1.35
                                              =============                 =============


                           2002
          Basic earnings per common share:
Income from continuing operations............. $ 2,025,000
Less: Preferred stock dividends...............     (79,000)
                                              -------------
Income from continuing operations available
 to common stockholders.......................   1,946,000     2,611,629       $   0.74
Income from discontinued Fargo branch,
 net of income taxes..........................      14,000     2,611,629           0.01
                                              -------------                 -------------
Income attributable to common stockholders.... $ 1,960,000     2,611,629       $   0.75
                                              =============                 =============
Effect of dilutive shares -
    Options...................................                    17,169
                                                             -------------
          Diluted earnings per common share:
Income from continuing operations............. $ 2,025,000
Less: Preferred stock dividends...............     (79,000)
                                              -------------
Income from continuing operations
 available to common stockholders.............   1,946,000     2,628,798       $   0.74
Income from discontinued Fargo
 branch, net of income taxes..................      14,000     2,628,798           0.01
                                              -------------                 -------------
Income attributable to common stockholders.... $ 1,960,000     2,628,798       $   0.75
                                              =============                 =============

The following options, with exercise prices ranging from $7.25 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company's common stock for the period:

                                   2004             2003             2002
                                -------------   --------------   --------------

Quarter ended March 31.........        3,250           77,185           97,508
Quarter ended June 30..........       61,850           63,500           96,145
Quarter ended September 30.....       61,850           62,027          103,498
Quarter ended December 31......       60,550            3,250           91,989



26. Benefit Plans:

BNCCORP has a qualified, tax-exempt 401(k) savings plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Under the BNCCORP plan, eligible employees may elect to defer up to 50 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of five percent of employee compensation. Generally, all participant contributions and earnings are fully and immediately vested. The Company makes its matching contribution during the first calendar quarter following the last day of each calendar year and an employee must be employed by the Company on the last day of the calendar year in order to receive the current year's employer match. The anticipated matching contribution is expensed monthly over the course of the calendar year based on employee contributions made throughout the year. The Company made matching contributions of $368,000, $341,000 and $261,000 for 2004, 2003 and 2002, respectively. Under the investment options available under the 401(k) savings plan, employees may elect to invest their salary deferrals in BNCCORP common stock. At December 31, 2004, the assets in the plan totaled $11.9 million and included $2.8 million (171,277 shares) invested in BNCCORP common stock.

27. Commitments and Contingencies:

Employment Agreements and Noncompete Covenants. The Company has entered into three-year employment agreements with its chairman of the board and president and chief executive officer (the "Executives"). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the Board. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if their status as employees with the Company is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of BNCCORP, as defined in the agreements, then the Executives will be paid a lump-sum amount equal to three times their current annual compensation.

In conjunction with the April 2002 business combination with Milne Scali, the Company has entered into a five-year employment agreement with the chairman and president of Milne Scali (the "Insurance Executive"). The Insurance Executive will be paid a minimum annual salary throughout the term of the agreement and annual incentive bonuses as may, from time to time, be fixed by the Board. The Insurance Executive will also be provided with benefits under any employment benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP.

In conjunction with its 1998 business combination with Lips & Lahr, Inc., ("Lips & Lahr") BNC Insurance assumed five-year employment agreements with two officers of Lips & Lahr (the "Officers"). The agreements, which originally provided for salaries based upon a percentage of all net annual commissions received by Lips & Lahr on business written by the Officers, were amended to provide for minimum annual salaries through the remainder of the contract term, which ran through December 31, 2000. Additionally, the agreements provide for the payment of deferred compensation for a term of 10 years commencing on February 1, 2001 and continuing monthly until paid in full. Finally, as separate consideration for the release of all present and future claims to the Officers' books of business at the end of the term of the employment contract and for other terms of the contract involving confidentiality, nonpiracy and a restrictive covenant covering a period of five years after the term of the agreement, the agreements provide for 120 monthly payments also commencing on February 1, 2001. The deferred compensation payments have been accrued for as of December 31, 2004. Both of the Officers resigned and Milne Scali remains obligated under the deferred compensation and non-compete provisions of the original employment agreements.

In the business combination with Lips & Lahr, BNC Insurance assumed two additional non-compete agreements with former officers of Lips & Lahr. Monthly payments under these agreements, which commenced in 1996, are scheduled to continue into 2006.

Legal Proceedings. From time to time, the Company may be a party to legal proceedings arising out of its lending, deposit operations or other activities. The Bank engages in foreclosure proceedings and other collection actions as part of its loan collection activities. From time to time, borrowers may also bring actions against the Bank, in some cases claiming damages. Some financial services companies have been subjected to significant exposure in connection with litigation, including class action litigation and punitive damage claims. While the Company is not aware of any actions or allegations that should reasonably give rise to any material adverse effect, it is possible that the Company could be subjected to such a claim in an amount that could be material. Based upon a review with its legal counsel, management believes that the ultimate disposition of pending litigation will not have a material effect on the Company's financial condition, results of operations or cash flows.

Leases. The Bank has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2004, 2003 and 2002, was $993,000, $1.0 and $1.2 million, respectively, for facilities, and $157,000, $107,000 and $94,000, respectively, for equipment and other items. At December 31, 2004, the total minimum annual base lease payments for operating leases were as follows (amounts are in thousands):

2005........................           $ 1,057
2006........................               835
2007........................               800
2008........................               462
2009........................               243
Thereafter..................               276

Milne Scali is subleasing a building in Bismarck. The sublease runs for a term of 18 months, with initial termination on December 31, 2004, renewable for five additional two-year terms. Future minimum rentals to be received under the sublease are $84,300 per annum, paid annually in advance by each June 1. The Bank is also subleasing a portion of its office space in Minneapolis. The sublease runs for a term of 12 months, with initial termination on June 30, 2004, at which time it reverted to a month-to-month lease. Rent received under the sublease is $3,000 per month.

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

As of December 31, 2004, 58,973 restricted shares issued under the 1995 Stock Plan were outstanding. 38,723 of the shares were fully vested. The balance of the shares vest incrementally between now and December 31, 2010. As of December 31, 2004, 33,000 restricted shares issued under the 2002 Stock Plan were outstanding. None of the shares were vested. The shares vest incrementally between December 31, 2005 and July 31, 2010. The Company records the compensation expense related to restricted stock on a straight-line basis over the applicable service period. Compensation cost charged to operations was $153,000, $136,000 and $9,000 in 2004, 2003 and 2002, respectively. The Company issued 43,000, 24,500 and 0 shares of restricted stock during 2004, 2003 and 2002, respectively.

The Company's Nonemployee Director Stock Option Plan (the "Directors' Plan") was adopted during 1998, administered by the Committee and terminated during 1999.

The Company applies APB 25 and related interpretations in accounting for both the Stock Plans and the Directors' Plan. Accordingly, no compensation cost has been recognized for the options issued under the plans in 2004, 2003 or 2002. As of December 31, 2004, 186,476 options had been awarded under the 1995 Stock Plan. 47,885 of them had been exercised and 138,591 remained outstanding. As of December 31, 2004, 35,000 options had been awarded under the 2002 Stock Plan. All of these remained outstanding. 3,250 options awarded under the Directors' Plan remained outstanding. Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, net income and EPS would have been reduced as follows for the years ended December 31 (amounts in thousands):

                             2004                   2003               2002
                        ----------------      -----------------   ----------------
Net Income:
     As Reported........     $  3,404             $  3,844           $  2,039
     Pro Forma..........        3,364                3,793              2,005
Basic EPS:
     As Reported........         1.18                 1.38               0.75
     Pro Forma..........         1.13                 1.30               0.72
Diluted EPS:
     As Reported........         1.14                 1.35               0.75
     Pro Forma..........         1.10                 1.27               0.72

Following is a summary of stock option transactions for the years ended December 31:

                                              2004                          2003                            2002
                                   --------------------------   ----------------------------    ----------------------------
                                     Options        Weighted       Options         Weighted       Options         Weighted
                                        To          Average          to            Average           to           Average
                                     Purchase       Exercise      Purchase         Exercise       Purchase        Exercise
                                      Shares         Price         Shares           Price          Shares          Price
                                   -----------    -----------   ------------   -------------    -----------    -------------
Outstanding, beginning of year....     173,285       $  10.41        173,935        $ 10.48        208,408         $ 10.37
Granted...........................       2,000          14.00         17,500           7.00          2,500            7.51
Exercised.........................     (26,044)          6.48        (11,066)          6.79         (4,000)           6.03
Forfeited.........................      (5,400)          9.05         (7,084)          9.31        (32,973)          10.12
                                    -----------                  ------------                   -----------
Outstanding, end of year..........     143,841          11.22        173,285          10.41        173,935           10.48
                                    ===========                  ============                   ===========
Exercisable, end of year..........     105,341          12.90        110,702          12.71         92,248           12.87
                                    ===========                  ============                   ===========
Weighted average fair value
 of options:
    Granted.......................    $   7.53                      $   3.76                       $  3.35
                                    ===========                  ============                   ===========
    Exercised.....................    $   3.13                      $   3.14                       $  2.91
                                    ===========                  ============                   ===========
    Forfeited.....................    $   4.45                      $   4.23                       $  4.61
                                    ===========                  ============                   ===========

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value of options granted for the years ended December 31:

Weighted average -                   2004             2003              2002
                                 -------------    --------------    -------------
   Dividend yield...............        0.00%             0.00%            0.00%
   Risk-free interest rate -
    seven-year treasury
    yield.......................        3.75%             3.66%            3.35%
   Volatility...................       36.24%            36.39%           36.73%
   Expected life................    7.0 years         7.0 years        7.0 years


Following is a summary of the status of options outstanding at December 31, 2004:

                                                     Outstanding Options                              Exercisable Options
                                   -----------------------------------------------------------    -------------------------------
                                                                                    Weighted                           Weighted
                                                         Weighted Average           Average                            Average
                                                            Remaining               Exercise                           Exercise
                                      Number            Contractual Life             Price            Number            Price
                                   --------------    ------------------------     ------------    ---------------    ------------
Options with exercise prices
 ranging from:
    $14.00 to $17.75                    62,650              3.2 years               $ 16.94            60,650          $ 17.04
    $5.88 to $10.00                     81,191              5.5 years                  6.81            44,691             7.27
                                   --------------                                                 ---------------
                                       143,841                                                        105,341
                                   ==============                                                 ===============

29. Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

                               Parent Company Only
                            Condensed Balance Sheets
                                As of December 31
                        (In thousands, except share data)

                                                                                 2004              2003
                                                                             --------------    --------------
Assets:
     Cash and cash equivalents..........................................         $  2,867         $  2,977
     Investment in subsidiaries.........................................           73,579           68,300
     Receivable from subsidiaries.......................................              415              259
     Deferred charges and intangible assets, net........................              154              154
     Other..............................................................              765              513
                                                                             --------------    --------------
                                                                                 $ 77,780         $ 72,203
                                                                             ==============    ==============
Liabilities and stockholders' equity:
     Subordinated debentures............................................         $ 22,656         $ 22,570
     Long term note.....................................................           10,000            8,500
     Accrued expenses and other liabilities.............................            1,278              947
                                                                             --------------    --------------
                                                                                   33,934           32,017
                                                                             --------------    --------------
     Preferred stock, $.01 par value - 2,000,000 shares                                --               --
         authorized; 125 and 150 shares issued and outstanding..........
     Capital surplus - preferred stock..................................            1,250            1,500
         Common stock, $.01 par value - 10,000,000 shares authorized;
         2,884,876 and 2,749,196 shares issued and outstanding (excluding
         43,901 and 42,880 shares held in treasury).....................               29               28
     Capital surplus - common stock.....................................           18,601           17,074
     Retained earnings..................................................           24,430           21,119
     Treasury stock (43,901 and 42,880 shares)..........................             (530)            (513)
     Accumulated other comprehensive income, net of income taxes........               66              978
                                                                             --------------    --------------
     Total stockholders' equity.........................................           43,846           40,186
                                                                             --------------    --------------
                                                                                 $ 77,780         $ 72,203
                                                                             ==============    ==============


                               Parent Company Only
                         Condensed Statements of Income
                         For the Years Ended December 31

                                 (In thousands)

                                                                            2004             2003            2002
                                                                        --------------   --------------  -------------

Income:
     Management fee income...........................................      $    918          $   650        $   649
     Interest........................................................            28               36             83
     Other...........................................................            88              120            114
                                                                        --------------   --------------  -------------
         Total income................................................         1,034              806            846
                                                                        --------------   --------------  -------------
Expenses:
     Interest........................................................         2,197            2,156          2,185
     Personnel expense...............................................           626              530            521
     Legal and other professional....................................           376              216            210
     Depreciation and amortization...................................            10               14             17
     Other...........................................................           416              332            352
                                                                        --------------   --------------  -------------
         Total expenses..............................................         3,625            3,248          3,285
                                                                        --------------   --------------  -------------
Loss before income tax benefit and equity in undistributed income of         (2,591)          (2,442)        (2,439)
     subsidiaries....................................................
Income tax benefit...................................................           888              961            858
                                                                        --------------   --------------  -------------
Loss before equity in undistributed income of subsidiaries...........        (1,703)          (1,481)        (1,581)
Equity in undistributed income of subsidiaries.......................         5,107            5,325          3,606
                                                                        --------------   --------------  -------------
Income from continuing operations....................................         3,404            3,844          2,025
Equity in undistributed income from operations of discontinued branch            --               --             14
                                                                        --------------   --------------  -------------
         Net income..................................................      $  3,404         $  3,844        $ 2,039
                                                                        ==============   ==============  =============


                                                     Parent Company Only
                                             Condensed Statements of Cash Flows
                                               For the Years Ended December 31
                                                       (In thousands)

                                                                                   2004           2003            2002
                                                                              -------------- --------------  --------------
Operating activities:
     Net income.............................................................      $  3,404      $   3,844        $  2,039
     Adjustments to reconcile net income to net cash used in operating activities -
         Depreciation and amortization......................................            10             14              18
         Equity in undistributed income of subsidiaries.....................        (5,107)        (5,325)         (3,620)
         Change in prepaid expenses and other receivables...................          (410)           300             265
         Change in accrued expenses and other liabilities...................           331             23            (123)
         Other..............................................................             1             (2)           (482)
                                                                              -------------- --------------  --------------
              Net cash used in operating activities.........................        (1,771)        (1,146)         (1,903)
                                                                              -------------- --------------  --------------
Investing activities:
     Net decrease in loans..................................................           --              --               5
     Increase in investment in subsidiaries ................................        (1,085)          (181)        (13,000)
     Additions to premises and equipment, net...............................            (8)             5             (21)
                                                                              -------------- --------------  --------------
              Net cash used in investing activities.........................        (1,093)          (176)        (13,016)
                                                                              -------------- --------------  --------------
Financing activities:
     Proceeds from long-term borrowings.....................................         1,500             --           8,500
     Proceeds from issuance of preferred stock..............................         1,500             --           1,500
     Repurchase of preferred stock..........................................        (1,750)            --              --
     Proceeds from issuance of common stock.................................         1,511            462           2,524
     Amortization of discount on subordinated debentures....................            86             86              86
     Payment of preferred stock dividends...................................           (93)          (120)            (79)
     Other, net.............................................................            --             --               9
                                                                              -------------- --------------  --------------
              Net cash provided by financing activities.....................         2,754            428          12,540
                                                                              -------------- --------------  --------------
Net decrease in cash and cash equivalents...................................          (110)          (894)         (2,379)
Cash and cash equivalents, beginning of year................................         2,977          3,871           6,250
                                                                              -------------- --------------  --------------
Cash and cash equivalents, end of year......................................      $  2,867      $   2,977        $  3,871
                                                                              ============== ==============  ==============
Supplemental cash flow information:
     Interest paid..........................................................      $  1,871      $   2,172        $  2,050
                                                                              ============== ==============  ==============

     Income tax payments received from subsidiary bank(s), net of income
         taxes paid.........................................................      $    512      $     903        $  1,563
                                                                              ============== ==============  ==============


30. Quarterly Financial Data (unaudited, in thousands, except shares and EPS):

                                                                                         2004
                                                           -----------------------------------------------------------------
                                                               First            Second           Third            Fourth
                                                              Quarter           Quarter          Quarter          Quarter
                                                           -------------    --------------    -------------    -------------
Interest income........................................        $  7,859           $ 6,954         $ 7,376        $   7,952
Interest expense.......................................           3,489             3,379           3,518            3,714
                                                           -------------    --------------    -------------    -------------
Net interest income....................................           4,370             3,575           3,858            4,238
Provision for credit losses............................              --                --              --              175
                                                           -------------    --------------    -------------    -------------
Net interest income after provision for credit losses..           4,370             3,575           3,858            4,063

Noninterest income.....................................           6,007             6,055           5,598            5,790
Noninterest expense....................................           7,887             8,663           9,367            8,851
                                                           -------------    --------------    -------------    -------------
Income before income taxes.............................           2,490               967              89            1,002
Income tax provision (benefit).........................             677               261             (34)             240
                                                           -------------    --------------    -------------    -------------
Net income.............................................        $  1,813           $   706         $   123        $     762
                                                           =============    ==============    =============    =============

Dividends on preferred stock...........................        $     30           $    30         $     5        $      28
                                                           -------------    --------------    -------------    -------------
Net income attributable to common stockholders.........        $  1,783           $   676         $   118        $     734
                                                           =============    ==============    =============    =============

Basic earnings per common share:
                                                           -------------    --------------    -------------    -------------
Basic earnings per common share........................        $   0.65           $  0.24         $  0.04        $    0.26
                                                           =============    ==============    =============    =============

Diluted earnings per common share:
                                                           -------------    --------------    -------------    -------------
Diluted earnings per common share......................        $   0.63           $  0.23         $  0.04        $    0.25
                                                           =============    ==============    =============    =============

Average common shares:
Basic..................................................       2,757,882         2,793,045         2,839,309      2,863,065
Diluted................................................       2,852,315         2,882,567         2,927,476      2,921,794

                Unaudited - see accompanying accountant's report.



                                                                                         2003
                                                           -----------------------------------------------------------------
                                                               First            Second           Third            Fourth
                                                              Quarter           Quarter          Quarter          Quarter
                                                           -------------    --------------    -------------    -------------
Interest income........................................        $  7,468          $  7,265        $  6,734        $   7,179
Interest expense.......................................           4,026             3,897           3,697            3,648
                                                           -------------    --------------    -------------    -------------
Net interest income....................................           3,442             3,368           3,037            3,531
Provision for credit losses............................             775               400             300               --
                                                           -------------    --------------    -------------    -------------
Net interest income after provision for credit losses..           2,667             2,968           2,737            3,531

Noninterest income.....................................           5,219             5,411           5,402            4,780
Noninterest expense....................................           6,454             6,701           6,834            7,301
                                                           -------------    --------------    -------------    -------------
Income before income taxes.............................           1,432             1,678           1,305            1,010
Income tax provision (benefit).........................             415               504             389              273
                                                           -------------    --------------    -------------    -------------
Net income.............................................        $  1,017          $  1,174         $   916        $     737
                                                           =============    ==============    =============    =============

Dividends on preferred stock...........................        $     30          $     30         $    30        $      30
                                                           -------------    --------------    -------------    -------------
Net income attributable to common stockholders.........        $    987          $  1,144         $   886        $     707
                                                           =============    ==============    =============    =============

Basic earnings per common share:
                                                           -------------    --------------    -------------    -------------
Basic earnings per common share........................        $   0.37          $   0.42         $  0.33        $    0.26
                                                           =============    ==============    =============    =============

Diluted earnings per common share:
                                                           -------------    --------------    -------------    -------------
Diluted earnings per common share......................        $   0.36          $   0.41         $  0.32        $    0.25
                                                           =============    ==============    =============    =============

Average common shares:
Basic..................................................       2,701,274         2,703,071       2,706,323        2,711,620
Diluted................................................       2,731,213         2,758,171       2,766,118        2,803,674


                Unaudited - see accompanying accountant's report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Item 9B. Other Information

None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning fees to, and services provided by, our independent auditor called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 16. Exhibits, Financial Statement Schedules

     (a) Exhibits.

          Reference is made to the Exhibit Index beginning on page E-1 hereby. We will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.


                                  BNCCORP, Inc.
                                    By:   /s/ Gregory K. Cleveland
                                        ----------------------------------------
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Tracy Scott                                                     3-15-05
-------------------------------                               ------------------
    Tracy Scott                   Chairman of the Board and           Date
                                         Director


/s/ Gregory K. Cleveland                                            3-28-05
-------------------------------                               ------------------
    Gregory K. Cleveland         President, Chief Executive           Date
                                   Officer and Director
                                (Principal Executive Officer)

/s/ Brenda L. Rebel                                                 3-29-05
-------------------------------                               ------------------
    Brenda L. Rebel               Chief Financial Officer             Date
                                        and Director
                                (Principal Financial Officer)
                                (Principal Accounting Officer)

/s/ Denise Forte-Pathroff, M.D.                                     3-16-05
-------------------------------                               ------------------
    Denise Forte-Pathroff, M.D.           Director                    Date


/s/ Gaylen Ghylin                                                   3-22-05
-------------------------------                               ------------------
    Gaylen Ghylin                         Director                    Date


/s/ John A. Hipp, M.D.                                              3-18-05
-------------------------------                               ------------------
    John A. Hipp, M.D.                    Director                    Date


/s/ Richard M. Johnsen, Jr.                                         3-16-05
-------------------------------                               ------------------
    Richard M. Johnsen, Jr.               Director                    Date


/s/ Mark W. Sheffert                                                3-18-05
-------------------------------                               ------------------
    Mark W. Sheffert                      Director                    Date


/s/ Jerry R. Woodcox                                                3-17-05
-------------------------------                               ------------------
    Jerry R. Woodcox                      Director                    Date

                                  EXHIBIT INDEX



Exhibit
  No.                             Exhibit Description
--------------------------------------------------------------------------------
     3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-92369).

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

   10.14 Branch Purchase and Assumption Agreement by and among Alerus Financial, National Association, BNC National Bank and its parent, BNCCORP, Inc., dated as of July 26, 2002, incorporated by reference to the registrant's Form 10-Q filed on November 12, 2002.

    14.1 Code of Ethics and Business Conduct.

    21.1 Subsidiaries of Company.

    23.1 Consent of Independent Auditors.

    31.1 Chief Executive Officer's Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Chief Financial Officer's Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.