Form 10-Q
period 2005-03-31
BNCCORP INC
filed 2005-05-13
CIK 945434

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                     -------

                                    FORM 10-Q

                                     -------

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934
                      For the quarter ended March 31, 2005

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

     The number of shares of the registrant's outstanding common stock on May 2, 2005 was 2,885,781.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         BNCCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                            March 31,       December 31,
                                       ASSETS                                                 2005              2004
                                                                                        ----------------  ----------------
                                                                                        (unaudited)
CASH AND CASH EQUIVALENTS............................................................     $     15,724     $     11,881
INVESTMENT SECURITIES AVAILABLE FOR SALE.............................................          232,314          235,916
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK................................            7,971            7,541
LOANS HELD FOR SALE..................................................................           64,997           60,197
LOANS AND LEASES, net................................................................          292,898          293,814
ALLOWANCE FOR CREDIT LOSSES..........................................................           (3,590)          (3,335)
                                                                                        ----------------  ----------------
     Net loans and leases............................................................          289,308          290,479
PREMISES AND EQUIPMENT, net..........................................................           21,871           21,799
INTEREST RECEIVABLE..................................................................            2,997            2,686
OTHER ASSETS.........................................................................           14,376           13,357
GOODWILL.............................................................................           21,779           21,779
OTHER INTANGIBLE ASSETS, net.........................................................            7,747            8,075
                                                                                        ----------------  ----------------
                                                                                          $    679,084     $    673,710
                                                                                        =================  ===============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
     Noninterest-bearing.............................................................     $     70,066     $     63,386
     Interest-bearing -
         Savings, interest checking and money market.................................          219,783          210,887
         Time deposits $100,000 and over.............................................           75,917           83,952
         Other time deposits.........................................................          101,838           97,118
                                                                                        ----------------  ----------------
     Total deposits..................................................................          467,604          455,343
SHORT-TERM BORROWINGS................................................................           26,899           33,697
FEDERAL HOME LOAN BANK ADVANCES......................................................           97,200           97,200
LONG-TERM BORROWINGS.................................................................            9,397           10,079
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
    SUBORDINATED DEBENTURES..........................................................           22,314           22,509
OTHER LIABILITIES....................................................................           12,149           11,036
                                                                                        ----------------  ----------------
              Total liabilities......................................................          635,563          629,864
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value - 2,000,000 shares authorized;
            100 and 125 shares issued and outstanding................................               --               --
     Capital surplus - preferred stock...............................................            1,000            1,250
     Common stock, $.01 par value - 10,000,000 shares authorized; 2,885,781 and
         2,787,304 shares issued and outstanding (excluding
         44,096 and 42,880 shares held in treasury)..................................               29               29
     Capital surplus - common stock..................................................           18,664           18,601
     Retained earnings...............................................................           26,196           24,430
     Treasury stock (44,096 and 42,880 shares).......................................             (533)            (530)
       Accumulated other comprehensive income, net of income taxes...................           (1,835)              66
                                                                                        ----------------  ----------------
              Total stockholders' equity.............................................           43,521           43,846
                                                                                        ----------------  ----------------
                                                                                          $    679,084     $    673,710
                                                                                        =================  ===============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                                2005          2004
                                                             ------------  ------------
INTEREST INCOME:                                             (unaudited)   (unaudited)
   Interest and fees on loans...............................    $ 5,797       $ 4,724
   Interest and dividends on investments -
     Taxable................................................      2,052         2,691
     Tax-exempt.............................................        435           401
     Dividends..............................................         73            43
                                                             ------------  ------------
              Total interest income.........................      8,357         7,859
                                                             ------------  ------------
INTEREST EXPENSE:
   Deposits.................................................      2,245         1,618
   Short-term borrowings....................................        170            99
   Federal Home Loan Bank advances..........................      1,185         1,253
   Long-term borrowings.....................................        123            93
   Subordinated debentures..................................        477           426
                                                             ------------  ------------
              Total interest expense........................      4,200         3,489
                                                             ------------  ------------
              Net interest income...........................      4,157         4,370
PROVISION FOR CREDIT LOSSES.................................        250            --
                                                             ------------  ------------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......      3,907         4,370
                                                             ------------  ------------
NONINTEREST INCOME:
   Insurance income.........................................      5,768         4,562
   Fees on loans............................................      1,295           576
   Service charges..........................................        184           211
   Trust and financial services.............................        159           124
   Brokerage income.........................................         84           179
   Rental income............................................          7            35
   Net gain (loss) on sales of securities...................        (66)           --
   Other....................................................        282           320
                                                             ------------  ------------
              Total noninterest income......................      7,713         6,007
                                                             ------------  ------------
NONINTEREST EXPENSE:
   Salaries and employee benefits...........................      5,619         4,914
   Occupancy................................................        755           585
   Professional services....................................        446           319
   Depreciation and amortization............................        408           398
   Office supplies, telephone and postage...................        361           311
   Amortization of intangible assets........................        328           308
   Marketing and promotion..................................        281           271
   FDIC and other assessments...............................         55            51
   Other....................................................        958           730
                                                             ------------  ------------
              Total noninterest expense.....................      9,211         7,887
                                                             ------------  ------------
Income before income taxes..................................      2,409         2,490
Income tax provision........................................        620           677
                                                             ------------  ------------
Net income..................................................      1,789         1,813
                                                             ============  ============


          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income, continued
                       For the Three Months Ended March 31
                      (In thousands, except per share data)

                                                                                 2005            2004
                                                                              ------------   -------------
                                                                               (unaudited)    (unaudited)
Dividends on preferred stock..............................................       $    23         $    30
                                                                              ------------   -------------
Income available to common stockholders...................................       $ 1,766         $ 1,783
                                                                              ============   =============

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share...........................................       $  0.61         $  0.65
                                                                              ============   =============

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share.........................................       $  0.60         $  0.63

                                                                              ============   =============

          See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                       For the Three Months Ended March 31
                                 (In thousands)


                                                                       2005              2004
                                                                   -------------     -------------
                                                                   (unaudited)       (unaudited)
NET INCOME..............................................               $  1,789           $ 1,813
OTHER COMPREHENSIVE INCOME (LOSS) -
     Unrealized gains (losses) on investment securities:
        Unrealized holding gains (losses) arising during
        the period, net of income taxes.................                 (1,950)            1,944
        Less: reclassification adjustment for
        gains/(losses)  included in net income, net of
        income taxes....................................                     49                --
                                                                   -------------     -------------

OTHER COMPREHENSIVE INCOME (LOSS).......................                 (1,901)            1,944
                                                                   -------------     -------------

COMPREHENSIVE INCOME (LOSS) ............................               $   (112)          $ 3,757
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


                         BNCCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                       For the Three Months Ended March 31
                        (In thousands, except share data)


                                              Capital                       Capital                         Accumulated
                           Preferred Stock    Surplus     Common Stock      Surplus                           Other
                           ---------------   Preferred  -----------------   Common    Retained   Treasury  Comprehensive
                           Shares   Amount     Stock     Shares    Amount    Stock    Earnings    Stock       Income       Total
                           ------   ------   ---------  ---------  ------   --------  ---------  --------  -------------  --------
BALANCE, December 31, 2003.  150    $   --   $  1,500   2,792,076  $   28   $ 17,074  $ 21,119   $  (513)    $    978     $ 40,186

  Net income (unaudited)...   --        --         --          --      --         --     1,813        --           --        1,813
  Other comprehensive
    income -
   Change in unrealized
    holding gains on
    securities
    available for sale,
    net of income taxes
    and reclassification
    adjustment(unaudited)..   --        --         --          --      --         --        --        --        1,944        1,944
  Preferred stock
    dividends (unaudited)..   --        --         --          --      --         --       (30)       --           --          (30)
  Other (unaudited) .......   --        --         --      38,108      --        492        --        --           --          492
                           ------   ------   ---------  ---------  ------   --------  ---------  --------  -------------  --------
BALANCE, March 31, 2004
   (unaudited).............  150    $   --   $  1,500   2,830,184  $   28   $ 17,566  $ 22,902   $  (513)    $  2,922     $ 44,405
                           ======   ======   =========  =========  ======   ========  =========  ========  =============  ========


                                              Capital                       Capital                         Accumulated
                           Preferred Stock    Surplus     Common Stock      Surplus                           Other
                           ---------------   Preferred  -----------------   Common    Retained   Treasury  Comprehensive
                           Shares   Amount     Stock     Shares    Amount    Stock    Earnings    Stock       Income       Total
                           ------   ------   ---------  ---------  ------   --------  ---------  --------  -------------  --------
BALANCE, December 31, 2004.  125    $   --   $ 1,250    2,928,777  $   29   $ 18,601  $ 24,430   $  (530)    $     66     $ 43,846

 Net income (unaudited)....   --        --        --           --      --         --     1,789        --           --        1,789
 Other comprehensive
   income -
  Change in unrealized
   holding gains on
   securities
   available for sale,
   net of income taxes
   and reclassification
   adjustment (unaudited)..   --        --        --           --      --         --        --        --       (1,901)      (1,901)
 Preferred stock
   dividends (unaudited)...   --        --        --           --      --         --       (23)       --           --          (23)
 Other (unaudited).........  (25)       --      (250)       1,100      --         63        --        (3)          --         (190)
                           ------   ------   ---------  ---------  ------   --------  ---------  --------  -------------  --------
BALANCE, March 31, 2005
   (unaudited).............  100    $   --   $ 1,000    2,929,877  $  29    $ 18,664  $ 26,196   $  (533)    $ (1,835)    $ 43,521
                           ======   ======   =========  =========  ======   ========  =========  ========  =============  ========


           See accompanying notes to consolidated financialstatements.




                         BNCCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                                 (In thousands)
                                                                            2005              2004
                                                                        --------------    --------------
OPERATING ACTIVITIES:                                                   (unaudited)        (unaudited)
   Net income.......................................................        $   1,789         $   1,813
   Adjustments to reconcile net income to net cash provided by (used
   in) operating activities -
       Provision for credit losses..................................              250                --
       Depreciation and amortization................................              408               398
       Amortization of intangible assets............................              328               308
       Net premium amortization on investment securities............              589               587
       Proceeds from loans recovered................................              118                55
       Write-down of other real estate owned and repossessed assets.                6                 1
       Change in interest receivable and other assets, net..........             (216)           (4,466)
       (Gain) loss on sale of bank premises and equipment...........                1                 2
       Net realized loss on sales of investment securities..........               66                --
       Deferred income taxes........................................               63               522
       Change in dividend distribution payable......................             (217)             (229)
       Change in other liabilities, net.............................            1,091              (305)
       Originations of loans held for sale..........................         (115,535)               --
       Proceeds received from sale of loans held for sale...........          110,451                --
       Originations paid of loans to be sold........................          (57,551)           (23,080)
       Proceeds received from sale of loans.........................           57,551             23,080
                                                                        --------------    --------------
             Net cash used in operating activities..................             (808)            (1,314)
                                                                        --------------    --------------
INVESTING ACTIVITIES:
   Purchases of investment securities...............................           (8,195)           (32,269)
   Proceeds from sales of investment securities.....................            1,631                --
   Proceeds from maturities of investment securities................            6,445             9,040
   Purchases of Federal Reserve and Federal Home Loan Bank stock ...           (1,844)           (1,905)
   Redemptions of Federal Reserve and Federal Home Loan Bank stock..            1,414             1,684
   Net decrease in loans............................................            1,089            28,290
   Additions to premises and equipment..............................             (481)           (1,633)
   Proceeds from sale of premises and equipment.....................                1                10
   Stock issued for acquisition of insurance subsidiary.............               --               340
   Stock issued for acquisition of mortgage company.................               --                50
                                                                        --------------    --------------
             Net cash provided by investing activities..............               60             3,607
                                                                        --------------    --------------
  FINANCING ACTIVITIES:
   Net increase (decrease) in demand, savings, interest checking and
    money market accounts...........................................            2,052            (7,250)
   Net increase (decrease) in time deposits.........................           10,211            13,625
   Net increase (decrease) in short-term borrowings.................           (6,798)            2,432
   Repayments of Federal Home Loan Bank advances....................         (120,000)          (85,000)
   Proceeds from Federal Home Loan Bank advances....................          120,000            85,000
   Repayments of long-term borrowings...............................             (682)              (15)
   Redemption of preferred stock....................................             (250)               --
   Payment of preferred stock dividends.............................              (22)              (30)
   Amortization of discount on subordinated debentures..............               21                21
   Other, net.......................................................               59               101
                                                                        --------------    --------------
             Net cash provided by financing activities..............            4,591             8,884
                                                                        --------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................            3,843            11,177
CASH AND CASH EQUIVALENTS, beginning of period......................           11,881            12,520
                                                                        --------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................        $  15,724          $ 23,697
                                                                        ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid....................................................        $   4,253          $  3,367
                                                                        ==============    ==============
   Income taxes paid................................................        $      61          $     57
                                                                        ==============    ==============

         See accompanying notes to consolidated financial statements.

                         BNCCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2005


NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. ("BNCCORP") is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, Milne Scali & Company, Inc. and BNC Asset Management, Inc., collectively the "Bank"). BNCCORP, through these wholly owned subsidiaries, which operate from 28 locations in Arizona, Colorado, Minnesota, North Dakota and Utah, provides a broad range of banking, insurance, brokerage, trust and other financial services to individuals and small and mid-sized businesses.

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

The unaudited consolidated financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2005.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2004. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2004 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto.


NOTE 3 - Reclassifications

Certain  of the 2004  amounts  have been  reclassified  to  conform  to the 2005
presentations.   These   reclassifications  had  no  effect  on  net  income  or
stockholders' equity.

NOTE 4 - Earnings Per Share

The following table shows the amounts used in computing earnings per share ("EPS") and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended March 31:

                                                                       Net                                   Per-Share
                                                                     Income               Shares               Amount
                                                                 ----------------     ----------------     ---------------
                             2005
Basic earnings per common share:
Net income..................................................          $1,789,000
Less: Preferred stock dividends.............................              23,000
                                                                 ----------------
Income available to common stockholders.....................          $1,766,000            2,885,414            $   0.61
                                                                 ================                          ===============
Effect of dilutive shares -
   Options and contingent stock.............................                                   63,771
                                                                                      ----------------
Diluted earnings per common share:
Net income..................................................          $1,789,000
Less: Preferred stock dividends.............................              23,000
                                                                 ----------------
Income available to common stockholders.....................          $1,766,000            2,949,185            $   0.60
                                                                 ================                          ===============

                             2004
Basic earnings per common share:
Net income..................................................          $1,813,000
Less: Preferred stock dividends.............................              30,000
                                                                 ----------------
Income available to common stockholders.....................          $1,783,000            2,757,882            $   0.65
                                                                 ================                          ===============
Effect of dilutive shares -
   Options..................................................                                   94,433
                                                                                      ----------------
Diluted earnings per common share:
Net income..................................................          $1,813,000
Less: Preferred stock dividends.............................              30,000
                                                                 ----------------
Income available to common stockholders.....................          $1,783,000            2,852,315            $   0.63
                                                                 ================                          ===============



The following number of options, with exercise prices ranging from $17.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP's common stock for the period:

                                               2005               2004
                                          ----------------   ---------------
         Quarter ended March 31........        60,550             3,250


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

Insurance  operations  provide a full  range of  insurance  brokerage  services, including commercial insurance, surety bonds, employee benefits-related insurance, personal insurance and claims management to individuals and small and mid-sized businesses.

Brokerage, trust and financial services operations provide securities brokerage, trust and other financial services to individuals and small and mid-sized businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services, including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts ("IRAs"), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2004.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended March 31 (in thousands):


                                                          2005                                            2005
                                    ------------------------------------------------  ----------------------------------------------
                                                        Brokerage/
                                                          Trust/                      Reportable           Intersegment Consolidated
                                    Banking  Insurance  Financial  Other (a)  Totals   Segments  Other(a)  Elimination      Total
                                    -------  ---------  ---------  ---------  ------  ---------- --------- ------------ ------------
Net interest income................$  4,639    $     8  $    101   $  (605)  $ 4,143  $  4,748   $ (605)    $     14     $  4,157
Other revenue-external customers...   2,728      5,841       268        23     8,860     8,837       23       (1,177)       7,683
Other revenue-from other segments..     220         --        24       243       487       244      243         (487)          --
Depreciation and amortization......     416        285        32         3       736       733        3           --          736
Equity in the net income of
   investees.......................   1,056         --        --     2,058     3,114     1,056    2,058       (3,114)          --
Other significant noncash items:
  Provision for credit losses......     250         --        --        --       250       250       --           --          250
Segment profit (loss) from
   continuing operations...........   1,311      1,776       (10)     (668)    2,409     3,077     (668)          --        2,409
Income tax provision (benefit).....     332        690        (4)     (398)      620     1,018     (398)          --          620
Segment profit (loss)..............     979      1,086        (6)     (270)    1,789     2,059     (270)          --        1,789
Segment assets..................... 661,344     36,068    16,267    78,491   792,170   713,679   78,491     (113,086)     679,084



                                                             2004                                                  2004
                                    ------------------------------------------------  ----------------------------------------------
                                                        Brokerage/
                                                          Trust/                      Reportable           Intersegment Consolidated
                                    Banking  Insurance  Financial  Other (a)  Totals   Segments  Other(a)  Elimination      Total
                                    -------  ---------  ---------  ---------  ------  ---------- --------- ------------ ------------
Net interest income................$  4,867    $    13  $     --   $  (523)  $ 4,357  $  4,880   $ (523)    $     13     $  4,370
Other revenue-external customers...   2,114      4,630       304        23     7,071     7,048       23       (1,064)       6,007
Other revenue-from other segments..     150         --        21       186       357       171      186         (357)          --
Depreciation and amortization......     403        268        32         3       706       703        3           --          706
Equity in the net income (loss)
   of investees....................     734         --        --     2,115     2,849       734    2,115       (2,849)          --
Other significant noncash items:
  Provision for credit losses......      --         --        --        --        --        --       --           --           --
Segment profit (loss) from
   continuing operations...........   1,968      1,227       (87)     (618)    2,490     3,108     (618)          --        2,490
Income tax provision (benefit).....     553        475       (35)     (316)      677       993     (316)          --          677
Segment profit (loss)..............   1,415        752       (52)     (302)    1,813     2,115     (302)          --        1,813
Segment assets..................... 632,989     31,700     1,153    73,434   739,276   665,842   73,434     (103,583)     635,693


(a) The financial information in the "Other" column is for the bank holding company.


NOTE 6 - Stock-Based Compensation

At March 31, 2005, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.


The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation for the three-month periods ended March 31:

                                                                      2005                2004
                                                                 ----------------    ---------------
Net income, as reported.................................             $ 1,789,000        $ 1,813,000
Add: total stock-based employee compensation expense
   included in reported net income, net of related tax
   effects..............................................                  41,000             22,000
Deduct: total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects...........................                 (51,000)           (32,000)
                                                                 ----------------    ---------------
Pro forma net income....................................             $ 1,779,000        $ 1,803,000
                                                                 ================    ===============
Earnings per share:
  Basic - as reported...................................             $      0.61        $      0.65
  Basic - pro forma.....................................                    0.59               0.61
  Diluted - as reported.................................                    0.60               0.63
  Diluted - pro forma...................................                    0.58               0.59


NOTE 7 - Derivative Activities

The Company has interest rate cap contracts with notional amounts that totaled $20 million at March 31, 2005 and $40 million at March 31, 2004. These contracts were purchased to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities (matured during May and June of
2004) and $20.0 million of 5.50 percent contracts having five-year maturities (maturing during May and June of 2006). The total amount paid for the original contracts was $1.2 million. The contracts are reflected in the Company's consolidated balance sheet at their current fair value of approximately $1,000 at March 31, 2005 and $19,000 at March 31, 2004. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended March 31, 2005 and 2004, the impact of marking the contracts to market, reflected as additional interest expense on Federal Home Loan Bank ("FHLB") advances, was a reduction to net interest income of $0 and approximately $37,000, respectively.

NOTE 8 - Subsequent Event

On April 27, 2005, the Company repurchased the then-outstanding 100 shares of its noncumulative preferred stock, $0.01 par value per share, from a trust controlled by Richard W. Milne, Jr. for cash consideration of $1,006,000.00. Mr. Milne is Chairman, President and CEO of the Companies indirect subsidiary, Milne Scali & Company, Inc. and a director of the Companies subsidiary, BNC National Bank. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share and were issued on September 14, 2004.


NOTE 9 - Recently Issued or Adopted Accounting Standards

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities ("loans") acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. This prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. The Company adopted SOP 03-3 on January 1, 2005. The Adoption of SOP 03-3 did not have a material impact on the Company's financial position or results of operations.

In December 2004, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R") (revised December 2004), Share-based Payment, which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are scoped into SFAS 123R. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than the Black-Scholes model prescribed in SFAS 123, specifically the Binominal Lattice method. Therefore, the pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Company upon adoption of SFAS 123R. The Company is still in the process of analyzing the cost of stock options under SFAS 123R. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company.

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


    Comparison of Financial Condition at March 31, 2005 and December 31, 2004


Assets. Our total assets increased $5.4 million, from $673.7 million at December 31, 2004 to $679.1 million at March 31, 2005. The following table presents our assets by category as of March 31, 2005 and December 31, 2004, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

                                                                                                     Change
                                                                                           ----------------------------
                                                     March 31,          December 31,
                 Assets                                 2005                 2004                 $               %
--------------------------------------------     ----------------    ------------------    ------------    ------------
Cash and due from banks....................            $  15,724            $   11,867         $ 3,857           32.5%  (a)
Interest-bearing deposits with banks.......                   --                    14             (14)       (100.0)%
Investment securities available
    for sale...............................              232,314               235,916          (3,602)         (1.5)%
Federal Reserve Bank and Federal Home Loan
    Bank Stock.............................                7,971                 7,541             430            5.7%
Loans held for sale........................               64,997                60,197           4,800            8.0%
Loans and leases, net......................              289,308               290,479          (1,171)         (0.4)%
Premises and equipment, net................               21,871                21,799              72            0.3%
Interest receivable........................                2,997                 2,686             311           11.6%
Other assets...............................               14,376                13,357           1,019            7.6%
Goodwill...................................               21,779                21,779              --              --
Other intangible assets, net...............                7,747                 8,075            (328)         (4.1)%
                                                 ----------------    ------------------    ------------
         Total assets......................            $ 679,084            $  673,710         $ 5,374            0.8%
                                                 ================    ==================    ============

(a) The increase is attributable to $5.0m of cashletter credits that were processed on March 31, 2005

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three-month periods ending March 31, 2005 and 2004 (amounts are in thousands):

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                        ------------------------------------------
                                                                                 2005                2004
                                                                        --------------------- --------------------
        Balance, beginning of period....................................         $   3,335            $   4,763
        Provision for credit losses.....................................               250                   --
        Loans charged off...............................................              (113)              (1,273)
        Loans recovered.................................................               118                   55
                                                                        --------------------- --------------------
        Balance, end of period..........................................         $   3,590            $   3,545
                                                                        ===================== ====================
        Ending loan portfolio ..........................................         $ 292,898            $ 253,992
                                                                        ===================== ====================
        Allowance for credit losses as a percentage of ending loan
        portfolio.......................................................              1.23%                1.40%

As of March 31, 2005, our allowance for credit losses was 1.23 percent of total loans as compared to 1.14 percent at December 31, 2004 and 1.40 percent at March 31, 2004.

There was a $250,000 provision for loan losses for the three-month period ended March 31, 2005 based upon the increase of total loans as well as an increase in criticized loans during the quarter. There was no provision for loan losses for the same period in 2004 based on the decrease in total and non-performing loans during that quarter.

Loans charged off during the first quarter of 2005 totaled $113,000, representing a $1.16 million decrease over loans charged off during the first quarter of 2004. The decrease was primarily attributable to charge-offs related to one commercial loan in 2004.

Net charge-offs as a percentage of average total loans for the three-month periods ended March 31, 2005 and 2004 were as follows:


                                                                                      Three Months
                                                                                     Ended March 31,
                                                                        ------------------------------------------
                                                                                 2005                2004
                                                                        --------------------- --------------------
        Ratio of net charge-offs to average total loans.................             0.00%              (0.45)%
        Ratio of net charge-offs to average total loans, annualized.....             0.00%              (1.82)%


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

     Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation, previously discussed. We segment the pools by type of loan or lease and, using historical loss information, estimate a loss reserve for each pool.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

                                                          March 31,               December 31,
                                                             2005                     2004
                                                         ------------             ------------
Nonperforming loans:
   Loans 90 days or more delinquent and still
      accruing interest................................  $     20                   $      25
   Nonaccrual loans....................................        71                         524
   Restructured loans..................................        --                          --
                                                         ------------             ------------
Total nonperforming loans..............................        91                         549
   Other real estate owned and repossessed assets......        --                          --
                                                         ------------             ------------
Total nonperforming assets.............................  $     91                   $     549
                                                         ============             ============
Allowance for credit losses............................  $  3,590                   $   3,335
                                                         ============             ============
Ratio of total nonperforming assets to total assets ...      0.01%                       0.08%
Ratio of total nonperforming loans to total loans......      0.03%                       0.19%
Ratio of allowance for credit losses to total
   nonperforming loans.................................     3,945%                        607%



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

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at March 31, 2005 or December 31, 2004.

Other real estate owned and repossessed assets represent properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at March 31, 2005 or December 31, 2004.

Liabilities. Our total liabilities increased $5.7 million, from $629.9 million at December 31, 2004 to $635.6 million at March 31, 2005. The following table presents our liabilities by category as of March 31, 2005 and December 31, 2004 as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):



                                                                                                    Change
                                                                                        -------------------------------
                                                March 31,           December 31,
              Liabilities                         2005                  2004                  $                 %
----------------------------------------    ------------------    ------------------    --------------     ------------
DEPOSITS:
Noninterest-bearing....................        $  70,066            $   63,386             $ 6,680              10.5%  (a)
Interest-bearing -
  Savings, interest checking and money
     market............................          219,783               210,887               8,896               4.2%
  Time deposits $100,000 and over......           75,917                83,952              (8,035)            (9.6)%
  Other time deposits..................          101,838                97,118               4,720               4.9%
Short-term borrowings..................           26,899                33,697              (6,798)           (20.2)%  (b)
Federal Home Loan Bank advances........           97,200                97,200                  --                 --
Long-term borrowings...................            9,397                10,079                (682)            (6.8)%
Guaranteed preferred beneficial
  interests in company's subordinated
  debentures...........................           22,314                22,509                (195)            (0.9)%
Other liabilities......................           12,149                11,036               1,113              10.1%
                                            ------------------    ------------------    --------------
         Total liabilities.............        $ 635,563            $  629,864             $ 5,699               0.9%
                                            ==================    ==================    ==============


(a) These accounts generally fluctuate daily due to the cash management activities of our commercial customers. Additionally some customers draw down on their lines of credit at year end and place the funds in their transaction accounts and, during the first quarter of each year, make payments on the lines of credit from these same transactions accounts. This can cause seasonal fluctuations

(b) This was a planned decrease in short-term borrowings as a result of an increase in deposits.


Stockholders' Equity. Our stockholders' equity decreased $325,000 between December 31, 2004 and March 31, 2005. The decrease was the result of the unrealized losses on investment securities in accumulated other comprehensive income and payment of a preferred stock dividend being greater than the net income for the period. Also, on February 15, 2005, the Company repurchased 25 shares of its noncumulative preferred stock from a trust controlled by Mr. Milne, an executive officer, for cash consideration of $252,556. All of the repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of March 31, 2005:


                                  Tier 1           Total
                                  Risk-            Risk-            Tier 1
                                  Based            Based           Leverage
                                  Ratio            Ratio             Ratio
                             ---------------  ----------------  --------------
BNCCORP, consolidated......        7.12%           9.60%              4.71%
BNC National Bank..........       10.48%          11.31%              6.93%


As  of  March  31,  2005,   BNCCORP  and  the  Bank  exceeded  capital  adequacy
requirements and the Bank was considered "well-capitalized" under prompt corrective action provisions.

Capital expenditures expected in 2005 total $3.2 million and consists of building a new banking branch in Shakopee, MN, computer software and hardware throughout the Company, remodeling several of North Dakota branch offices, remodeling the Phoenix office of Milne Scali and could include purchase or leasing of additional facilities in our various market areas should facilities or properties be deemed to add additional franchise value. Additionally, potential acquisitions could increase capital expenditures as such transactions are consummated.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
                                      2004

General. Net income of $1.79 million, or $0.60 per share on a diluted basis, was reported for the quarter ended March 31, 2005. These 2005 first quarter earnings nearly equaled the record net income of $1.81 million, or $0.63 per diluted share reported for the same period of 2004.

The recent quarter benefited from an increase in insurance income as well as loan fees generated by a significant commercial real estate transaction originated by the Minneapolis office and mortgage banking. These increases offset the slight decrease in net interest income and higher noninterest expenses related to our investments in staff and facilities to support the growth of our insurance and banking businesses.

The financial performance of our insurance segment is typically strongest in the first quarter due to profit sharing payments received from insurance carriers. Insurance revenues were $5.77 million for the quarter ended March 31, 2005 compared with $4.56 million for the same period one year earlier, an increase of
26.4 percent. Profit sharing payments totaled $1.46 million for the quarter ended March 31, 2005 compared to $1.04 million for the quarter ended March 31, 2004.

Net interest income was $4.16 million for the first quarter of 2005, compared with $4.37 million for the first quarter of 2004. Net interest income for the quarter ended March 31, 2004 was favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003 but was subsequently paid in full. Without this recovery, net interest income for the quarter ended March 31, 2004 would have been approximately $3.96 million resulting in a net interest margin of 2.92 percent compared to the net interest margin of 2.78 percent for the quarter ended March 31, 2005.

Noninterest income was $7.71 million for the 2005 first quarter,  an increase of
28.4 percent from $6.01 million in the year-ago period. As noted earlier, higher insurance income was a key factor in this increase. The insurance income increase was generated by the Company's insurance agency subsidiary, Milne Scali & Company, and resulted from growth from existing offices as well as the new offices opened in 2004. Loan fees also rose, due primarily by a significant commercial real estate transaction originated by the Minneapolis office as well as increased mortgage banking fees. Noninterest income represented 64.98 percent of gross revenues for the recent quarter, compared with 57.89 percent for the comparable period of 2004. Without the inclusion of the cash basis interest income recovery of $408,000, noninterest income for the first quarter of 2004 represented 60.26 percent of revenues.

Noninterest expense for the first quarter of 2005 was $9.21 million, an increase of 16.8 percent from $7.89 million a year ago, due to staffing and other increases to support growth from new banking branch offices in Arizona and Minnesota and new insurance offices in Arizona, Colorado and Utah. Increased professional services expense and increased other noninterest expenses were attributable to expenses paid and accrued in conjunction with a suit filed by Terrence M. Scali. See Item 5, Legal Proceedings.

Total assets rose to $679.1 million at March 31, 2005 versus $673.7 million at December 31, 2004. Total loans held for investment at the end of the 2005 first quarter were $292.9 million compared with $293.8 million at December 31, 2004. Total loans held for sale were $65.0 million at March 31, 2005 compared with $60.2 million at December 31, 2004, reflecting an increase in our student loan financing program implemented during 2004. Investment securities available for sale were $232.3 million at March 31, 2005 compared with $235.9 million at December 31, 2004. Total deposits at March 31, 2005 were $467.6 million, up from $455.3 million at December 31, 2004. Total common stockholders' equity for BNCCORP was $42.5 million at March 31, 2005, equivalent to book value per common share of $14.73 (tangible book value per common share of $4.50). Net unrealized losses in the investment portfolio as of that date were $2.96 million, or a decrease of approximately $0.64 per share, net of tax.

Charge-offs for the quarter ended March 31, 2005 were $113,000 compared with $1.3 million for the same period one year earlier. $1.2 million of the charge-offs in the first quarter of 2004 related to the final resolution of one commercial loan. The ratio of allowance for credit losses to total nonperforming loans increased to 3,945 percent at March 31, 2005, compared with 607 percent at December 31, 2004. The allowance for credit losses as a percentage of total loans at March 31, 2005 was 1.23 percent, compared with 1.14 percent a year ago. Total nonperforming loans decreased to $91,000 at March 31, 2005, compared to $549,000 at December 31, 2004. The ratio of nonperforming assets to total assets decreased to 0.01 percent at March 31, 2005 from 0.08 percent at December 31, 2004. The provision for credit losses was $250,000 for the period ended March 31, 2005 and $0 for the same period in 2004.

Net Interest Income. Net interest income for the first quarter of 2005 was $4.16 million, a decrease of 4.9 percent, from the $4.37 million reported for the first quarter of 2004. The decrease reflected a reduction in the net interest margin to 2.78 percent for the quarter ended March 31, 2005, from 3.22 percent for the same period in 2004. Net interest income and margin for the three-month period ending March 31, 2004 were favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003. Without this recovery, net interest income for the quarter ended March 31, 2004 would have been approximately $3.96 million resulting in a net interest margin of 2.92 percent.

The  following  table  presents  average  balances;   interest  earned  or  paid
associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended March 31, 2005 and 2004, as well as the changes between the periods presented. Significant factors contributing to the decrease in net interest income and net interest margin are discussed in lettered notes below the table (amounts are in thousands):


                                                     Three Months Ended March 31,
                                -------------------------------------------------------------------
                                               2005                                2004                              Change
                                ---------------------------------  --------------------------------  ------------------------------
                                             Interest    Average              Interest    Average             Interest   Average
                                  Average     earned    yield or    Average    earned     yield or   Average   earned     yield
                                  Balance    or paid      cost      balance    or paid     cost      balance  or paid    or cost
                                ----------  ----------  ---------  ---------  ---------  ---------  --------  --------   ----------
     Interest-earning assets
  Federal funds sold/interest
     bearing due from...........$     240   $     --          --   $    480   $     --         --   $   (240) $    --        --
  Investments...................  243,487      2,560       4.26%    281,463      3,135       4.48%   (37,976)    (575)     -0.22%(a)
  Loans held for sale...........   71,232        821       4.67%        301          4       5.34%    70,931      817      -0.67%(b)
  Loans and leases held for
     investment.................  294,110      4,976       6.86%    269,127      4,720       7.05%    24,983      256      -0.19%(b)
     Allowance for loan losses..   (3,335)        --                 (4,751)        --                 1,416       --
                                ----------  ----------             ---------  ---------             --------  --------
     Total interest-earning
     assets.....................$ 605,734      8,357       5.60%   $546,620      7,859       5.78%  $ 59,114      498      -0.18%
                                ==========  ==========             =========  =========             ========  ========
   Interest-bearing liabilities
  Interest checking & money
     market accounts............$ 212,620        804       1.53%   $208,478        539       1.04%  $  4,142      265      0.49%(c)
  Savings.......................    7,353         15       0.83%      6,566         12       0.74%       787        3      0.09%
  Certificates of deposit under
     $100,000...................  100,046        678       2.75%     93,699        635       2.73%     6,347       43      0.02%
  Certificates of deposit
     $100,000 and over..........   83,504        748       3.63%     47,110        432       3.69%    36,394      316     -0.06%(d)
                                ----------  ----------             ---------  ---------             --------  --------
     Interest-bearing deposits..  403,523      2,245       2.26%    355,853      1,618       1.83%    47,670      627      0.43%
  Short-term borrowings.........   26,342        170       2.62%     26,394         99       1.51%       (52)      71      1.11%(e)
  Federal Home Loan Bank
     advances...................  106,526      1,185       4.51%    109,458      1,253       4.60%    (2,932)     (68)    -0.09%
  Long-term borrowings..........   10,062        123       4.96%      8,631         93       4.33%     1,431       30      0.63%(f)
  Subordinated debentures.......   22,239        477       8.70%     22,137        426       7.74%       102       51      0.96%(g)
                                ----------  ----------             ---------  ---------             --------  --------
     Total borrowings...........  165,169      1,955       4.80%    166,620      1,871       4.52%    (1,451)      84      0.28%
                                ----------  ----------             ---------  ---------             --------  --------
     Total interest-bearing
      liabilities...............$ 568,692      4,200       3.00%   $522,473      3,489       2.69%  $ 46,219      711      0.31%
                                ==========  ----------             =========  ---------             ========  --------
     Net interest income/spread.            $  4,157       2.60%              $  4,370       3.09%              $(213)    -0.49%
                                            ==========                        =========                       ========
     Net interest margin........                           2.78%                             3.22%                        -0.44%(h)
  Notation:
  Noninterest-bearing deposits..$  62,403         --               $ 41,850         --              $ 20,553       --
                                ----------                         ---------                        --------
      Total deposits............$ 465,926   $  2,245       1.95%   $397,703   $  1,618       1.64%  $ 68,223    $ 627      0.31%
                                ==========  ==========             =========  =========             ========= ========
  Taxable equivalents:
     Total interest-earning
      assets....................$ 605,734   $  8,581       5.75%   $546,620   $  8,066       5.93%  $ 59,114    $ 515     -0.18%
     Net interest income/spread.       --   $  4,381       2.75%         --   $  4,577       3.24%        --    $(196)    -0.49%
     Net interest margin........       --         --       2.93%         --         --       3.37%        --       --     -0.44%



(a) Average investments during the first quarter of 2005 were less than the same period in 2004. Investment volume decreased during 2004 in order to fund part of the increase in loans outstanding, particularly loans held for sale. Investments available for sale at March 31, 2005 were $232.3 million compared with $288.4 million at March 31, 2004.

(b) Actual balances of loans held for sale totaled $65 million and $0 as of March 31, 2005 and March 31, 2004, respectively, reflecting increased amounts of residential mortgage and student loan financing programs. Actual balances of loans held for investment at March 31, 2005 and March 31, 2004 were $292.9 and $254.0 million, respectively. Loan yield for the quarter ended March 31, 2004 was favorably impacted by the recovery of $408,000 of cash basis interest income on a $4.5 million loan that was classified as nonaccrual at December 31, 2003 and was subsequently paid in full during the first quarter of 2004. Without this recovery, interest income on loans for the first quarter of 2004 would have been approximately $4.3 million and the yield on loans would have been 6.44 percent, compared to 6.86 percent for the first quarter of 2005. The increase is due to the higher short-term interest rate environment in the first quarter of 2005 relative to the first quarter of 2004.

(c) Average balances of interest checking and money market accounts increased slightly. The increased costs of interest checking and money market accounts reflect the higher short-term interest rate environment in the first quarter of 2005 versus the first quarter of 2004.

(d) During the quarter ended March 31, 2005, average balances of brokered and national market CDs were $54.9 million as compared to $36.6 million for the same period one year earlier, as brokered deposits were increased in order to provide funding for the increase in loans outstanding, particularly loans held for sale.

(e) Average short-term borrowings were relatively unchanged for the three-month period ended March 31, 2005 compared to the same period in 2004. The increased cost of short-term borrowings reflects the higher short-term interest rate environment in the first quarter of 2005 versus the first quarter of 2004.

(f) The increase in the average balance of long-term borrowing reflects a $1.5 million increase in the level of the Company's long-term borrowing during 2004. The increased cost of long-term borrowings reflects the higher short-term interest rate environment in the first quarter 2005 versus the first quarter of 2004 as the interest rate of the company's long-term borrowings is indexed to one-month LIBOR.

(g) The increased cost of subordinated debentures reflects the higher short-term interest rate environment in the first quarter of 2005 relative to the first quarter of 2004 as the interest rate on $15 million of the Company's subordinated debentures is indexed to three-month LIBOR

(h) In the first quarter of 2004 net interest margin was favorably impacted by the previously mentioned recovery of cash basis interest income of $408,000. Without this recovery, net interest margin would have been 2.92 percent for the quarter ended March 31, 2004. .

Provision for Credit Losses. The provision for credit losses was $250,000 for the quarter ended March 31, 2005 based upon the increase of total loans as well as an increase in criticized loans during the quarter. There was no provision for loan losses for the same period in 2004 based on the decrease in total and non-performing loans during that quarter. See "Comparison of Financial Condition at March 31, 2005 and December 31, 2004 - Allowance for Credit Losses."

Noninterest Income. The following table presents the major categories of our noninterest income for the three-month periods ended March 31, 2005 and 2004 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):


                                                For the Three Months Ended          Increase (Decrease)
                                                         March 31,                      2005 - 2004
                                                ----------------------------    -----------  ---------------
            Noninterest Income                      2005           2004              $               %
                                                -------------   ------------    -----------  ---------------
        Insurance commissions.................       $ 5,768        $ 4,562         $ 1,206           26.4%  (a)
        Fees on loans.........................         1,295            576             719          124.8%  (b)
        Service charges.......................           184            211             (27)        (12.8)%
        Trust and financial services..........           159            124              35           28.2%  (c)
        Brokerage income......................            84            179             (95)        (53.1)%  (d)
        Rental income.........................             7             35             (28)        (80.0)%
        Net loss on sales of securities ......           (66)            --             (66)       (100.0)%  (e)
        Other.................................           282            320             (38)        (11.9)%
           Total noninterest income...........       $ 7,713        $ 6,007         $ 1,706          28.4%
                                                =============   ============    ============
        Noninterest income as a percent of
           gross revenues....................         64.98%         57.89%            7.1%

        Noninterest income as a percent of
          gross revenues adjusted for cash
          basis interest income recovered....         64.98%         60.26%


(a) Insurance revenue increased due to an increase in profit sharing income received from insurance companies as well as growth in the insurance segment. Most profit sharing income from insurance companies is recorded during the first quarter of the year. Profit sharing income recognized during the quarter ended March 31, 2005 was $1.46 million compared to $1.04 million for the same period in 2004.

(b) Loan fees included in noninterest income increased primarily due to a commercial real estate transaction originated by the Minneapolis office and mortgage banking fees. Loans sold in the first quarter of 2005 totaled $57.6 million compared to $23.1 million in the same period of 2004.

(c) Trust and financial services income increased due to increased trust assets under management.

(d) Brokerage revenue decreased primarily due to lower production in the Minneapolis market relative to that of the first quarter of 2004.

(e) Gains and/or losses on the sale of investment securities vary from period to period due to the volume and nature of the securities transactions affected during the period. Sales of investment securities during the quarter ended March 31, 2005 resulted in a net realized loss of $66,000. There were no sales of investment securities in the first quarter of 2004.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three-month periods ended March 31, 2005 and 2004 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):





                                                     For the Three Months              Increase (Decrease)
                                                        Ended March 31                    2005 - 2004
                                                  ---------------------------     ---------------------------
    Noninterest Expense                              2005            2004             $               %
                                                  -----------     -----------     -----------    ------------
Salaries and employee benefits...............      $   5,619         $ 4,914         $   705           14.3%  (a)
Occupancy....................................            755             585             170           29.1%  (b)
Professional services........................            446             319             127           39.8%  (c)
Depreciation and amortization................            408             398              10            2.5%
Office supplies, telephone and postage.......            361             311              50           16.1%  (d)
Amortization of intangible assets............            328             308              20            6.5%  (e)
Marketing and promotion......................            281             271              10            3.7%
FDIC and other assessments...................             55              51               4            7.8%
Other........................................            958             730             228           31.2%  (f)
                                                  -----------     -----------     -----------
   Total noninterest expense.................      $   9,211         $ 7,887         $ 1,324           16.8%
                                                  ===========     ===========     ===========
Efficiency ratio ............................          77.60%          76.00%            1.6%
                                                  ===========     ===========
Total operating expenses as a percent of
   average assets, annualized................           5.44%           5.13%            0.3%
                                                  ===========     ===========
---------------

(a) Salaries and employee benefits expenses increased primarily due to new banking branch offices in Arizona and Minnesota and new insurance offices in Arizona, Colorado and Utah as well as increased incentive compensation related to the previously mentioned commercial real estate loan fees from the Minneapolis market. Average full time equivalent employees for the quarter ended March 31, 2005 were 320 as compared to 301 for the same period one year earlier.

(b) Occupancy expense increased due to new banking branch offices in Arizona and Minnesota and new insurance offices in Arizona, Colorado and Utah.


(c) The increase in professional services expense is primarily attributable to legal fees in conjunction with a suit filed by Terrence M Scali. See Item 5, Legal Proceedings.

(d) The increase in office supplies, telephone and postage expense is primarily attributable to expansion, including the expenses associated with an increase in the number of locations and personnel.

(e) Amortization of intangible assets increased primarily due to amortization of the insurance books of business intangibles acquired from several insurance agency asset acquisitions in 2004.

(f) The increase in other noninterest expense is primarily attributable to a potential settlement relating to the legal proceeding.

Income Tax Provision. Our provision for income taxes for the quarter ended March 31, 2005 decreased $57,000 as compared to the same period in 2004. The estimated effective tax rates for the three-month periods ended March 31, 2005 and 2004 were 25.8 and 27.2 percent, respectively. The reduction in our effective tax rate is primarily attributable to an increase in the amount of tax-exempt income in the 2005 period as compared to the 2004 period.

Earnings per Common Share. See Note 4 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculation for the three-month periods ended March 31, 2005 and 2004.

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

The consolidated statements of cash flows in the consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds on terms ranging from overnight to 10 years and beyond. Advances from the FHLB are collateralized by the Bank's mortgage loans and various investment securities. We have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings.

The following table sets forth, for the three months ended March 31, 2005 and 2004, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):


                                                           For the Three Months
                                                               Ended March 31,
                                                           --------------------
         Major Sources and (Uses) of Funds                   2005         2004
                                                           ---------   --------
     Proceeds from FHLB advances...........................$ 120,000   $ 85,000
     Net increase (decrease) in deposits...................   12,263      6,375
     Proceeds from maturities of investment securities.....    6,445      9,040
     Proceeds from sales of investment securities..........    1,631         --
     Net decrease in loans.................................    1,089     28,290
     Repayments of FHLB advances........................... (120,000)   (85,000)
     Purchases of investment securities....................   (8,195)   (32,269)
     Net increase (decrease) in short-term borrowings......   (6,798)     2,432

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

As of March 31, 2005, we had established three revolving lines of credit with banks totaling $17.5 million all of which remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At March 31, 2005, we also had the ability to draw additional FHLB advances of $64.3 million based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

Application of Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the year-ended December 31, 2004. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses. The allowance for loan losses is established through a charge against current earnings to the provision for loan losses. The allowance for loan losses is based on management's estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances and conditions known at each reporting date in accordance with Generally Accepted Accounting Principles ("GAAP"). There are three components of the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management's formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific environmentally-driven allowance considered necessary by management based on its assessment of other qualitative factors. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy using a consistent, systematic methodology which assesses such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower's ability to repay. Adverse changes in management's assessment of these factors could lead to additional provisions for loan losses. The Company's methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed in its Form 10-K for the period ended December 31, 2004.

Goodwill Impairment. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, effective January 1, 2002. The statement addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and require periodic impairment evaluations of goodwill. Impairment evaluations are required to be performed annually and may be required more frequently if certain conditions indicating potential impairment exist. In the event that the Company were to determine that its goodwill were impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Interest Income Recognition . Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income; therefore an increase in loans on nonaccrual status could have an adverse impact on interest income recognized in future periods.

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of March 31, 2005, there was a valuation allowance set aside against the deferred tax asset.


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

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their March 31, 2005 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its March 31, 2005 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet's existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee ("ALCO") meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at March 31, 2005 of 5.75 percent to 4.75 percent 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. Given the historically low absolute level of market interest rates as of March 31, 2005, the declining rate scenario analysis were limited to -100bp and -200bp for the summary table presented below and a +400bp scenario was added.

The net interest income simulation result for the 12-month horizon is shown below. The impact of each interest rate scenario on projected net interest income is displayed before and after the impact of the 20.0 million cumulative notional original five-year interest rate cap positions on three-month LIBOR with a 5.50 percent strike. The impact of the cap positions is calculated by determining the fair value of the contracts at the end of the 12-month horizon using an interest rate option valuation model. The change in fair value plus any expected cash flow in the various rate scenarios is summed to determine the total net benefit/(cost) of the portfolio of interest rate cap contracts.



                         Net Interest Income Simulation
                           (amounts are in thousands)

Movement in interest rates           -200bp      -100bp    Unchanged      +100bp       +200bp     +300bp     +400bp
                                     ------      ------    ---------      ------       ------     ------     ------
Projected 12-month net
   interest income...........     $  15,853    $  16,119   $  17,071     $ 17,428     $ 17,684   $ 17,828    $17,898
Dollar change from rates
   unchanged scenario........     $ (1,218)    $   (952)          --     $    357     $    613   $    757    $   827
Percentage change from rates
   unchanged scenario........       (7.13)%      (5.58)%          --        2.09%        3.59%      4.43%      4.84%
Net benefit/(cost) of
   cumulative $20.0 million
   interest rate caps (1)....     $     (1)    $     (1)   $     (1)     $    (1)     $    (1)   $    (1)    $    31
Total net interest income
   impact with caps..........     $  15,852    $  16,118   $  17,070     $ 17,427     $ 17,683   $ 17,827    $17,929
Dollar change from unchanged
   w/caps....................     $ (1,218)    $   (952)          --     $    357     $    613   $    757    $   859
Percentage change from
   unchanged w/caps..........       (7.14)%      (5.58)%          --        2.09%        3.59%      4.43%      5.03%
Policy guidelines (decline
   limited to)...............        10.00%        5.00%          --        5.00%       10.00%     15.00%     20.00%

(1) We have four interest rate cap contracts on three-month LIBOR with strikes at 5.5 percent each in the amount of $5 million notional with original terms of five years for total notional of $20 million. These contracts will expire in May and June 2006.


Because one of the objectives of asset/liability management is to manage net interest income over a one-year planning horizon, policy guidelines are stated in terms of maximum potential percentage reduction in net interest income resulting from changes in interest rates over the 12-month period. It is no less important, however, to give attention to the absolute dollar level of projected net interest income over the 12-month period. For example, even though in the -100bp scenario, net interest income declines $952,000, or 5.58 percent, from the unchanged scenario, the level of net interest income of $16.1 million is still greater than the $16 million of net interest income recorded for the year ended December 31, 2004.

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of March 31, 2005 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

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

Item 5. Legal Proceedings

Terrence M. Scali v. BNCCORP, Inc., Milne Scali & Company, Inc., Gregory K. Cleveland and Jacquelyn L. Cleveland, husband and wife, Tracy Scott and Myrt Scott, husband and wife, and Richard W. Milne, Jr. and Robin Jayne Milne, husband and wife, AAA No. 76 166 00014 05 JAFA (the "Arbitration"). The American Arbitration Association is administering the Arbitration. Terrence M. Scali, former executive vice president of BNCCORP, and former President and CEO of Milne Scali, a subsidiary of the Bank, which is a subsidiary of BNCCORP, and a former director of BNCCORP, has commenced arbitration against BNCCORP, Milne Scali, and three current executives and members of the Boards of Directors of BNCCORP and Milne Scali. Mr. Scali alleges that his damages exceed $500,000 and arise out of the termination of his employment with BNCCORP and Milne Scali in July 2004. In his claims against BNCCORP and Milne Scali, Mr. Scali alleges breach of contract, wrongful termination, and conversion. Mr. Scali has also brought a claim for a declaration of his rights under an employment agreement, seeking to have his noncompete, nonsolicitation, and nondisclosure agreements nullified. For his claims against the executives, Mr. Scali alleges tortuous interference with contract and defamation. Mr. Scali has also named the wives of the three executives as respondents to the Arbitration in their capacity as potential holders of community property interests with their husbands. BNCCORP, Milne Scali and the executives deny any wrongdoing and will vigorously defend against Mr. Scali's claims.

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

                           Part II - Other Information


Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to stock options issued on January 5, 2001, BNCCORP issued 300 shares of its common stock on February 4, 2005 and 800 shares of its common stock on February 5, 2005.


Item 6. Exhibits

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


                                  BNCCORP, Inc.


    Date:      May 13, 2005       By   /s/ Gregory K. Cleveland
                                       ----------------------------------------
                                           Gregory K. Cleveland
                                           President and Chief Executive Officer

                                  By   /s/ Neil M. Brozen
                                       ----------------------------------------
                                           Neil M. Brozen
                                           Chief Financial Officer