Form 10-Q
period 2005-06-30
BNCCORP INC
filed 2005-08-03
CIK 945434

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26290

BNCCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0402816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 East Main Bismarck, North Dakota 58501
(Address of principal executive office)

(701) 250-3040
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares of the registrant’s outstanding common stock on August 1, 2005 was 2,906,872.

BNCCORP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CASH AND CASH EQUIVALENTS	$22,013	$11,881
INVESTMENT SECURITIES AVAILABLE FOR SALE	232,896	235,916
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	8,500	7,541
LOANS HELD FOR SALE	88,871	60,197
LOANS AND LEASES, net	308,438	293,814
ALLOWANCE FOR CREDIT LOSSES	(3,538)	(3,335)
Net loans and leases	304,900	290,479
PREMISES AND EQUIPMENT, net	21,838	21,799
INTEREST RECEIVABLE	3,016	2,686
OTHER ASSETS	13,945	13,357
GOODWILL	21,779	21,779
OTHER INTANGIBLE ASSETS, net	7,419	8,075
	$725,177	$673,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing	$59,580	$63,386
Interest-bearing –
Savings, interest checking and money market	230,082	210,887
Time deposits $100,000 and over	97,200	83,952
Other time deposits	107,932	97,118
Total deposits	494,794	455,343
SHORT-TERM BORROWINGS	30,400	33,697
FEDERAL HOME LOAN BANK ADVANCES	112,200	97,200
LONG-TERM BORROWINGS	9,381	10,079
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,579	22,509
OTHER LIABILITIES	10,610	11,036
Total liabilities	679,964	629,864
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 and 125 shares issued and outstanding on June 30, 2005 and December 31, 2004, respectively	—	—
Capital surplus – preferred stock	—	1,250
Common stock, $.01 par value – 10,000,000 shares authorized; 2,900,681 and 2,787,304 shares issued and outstanding (excluding 44,096 and 42,880 shares held in treasury) on June 30, 2005 and December 31, 2004, respectively	29	29
Capital surplus – common stock	18,748	18,601
Retained earnings	27,100	24,430
Treasury stock (44,096 and 42,880 shares)	(533)	(530)
Accumulated other comprehensive income, net of income taxes	(131)	66
Total stockholders’ equity	45,213	43,846
	$725,177	$673,710

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
INTEREST INCOME:
Interest and fees on loans	$6,425	$4,139	$12,222	$8,863
Interest and dividends on investments –
Taxable	1,979	2,367	4,031	5,058
Tax-exempt	471	402	906	803
Dividends	89	46	162	89
Total interest income	8,964	6,954	17,321	14,813
INTEREST EXPENSE:
Deposits	2,476	1,538	4,721	3,156
Short-term borrowings	315	118	485	217
Federal Home Loan Bank advances	1,215	1,208	2,400	2,461
Long-term borrowings	130	88	253	181
Subordinated debentures	499	427	976	853
Total interest expense	4,635	3,379	8,835	6,868
Net interest income	4,329	3,575	8,486	7,945
PROVISION FOR CREDIT LOSSES	—	—	250	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,329	3,575	8,236	7,945
NONINTEREST INCOME:
Insurance income	4,669	4,422	10,437	8,984
Fees on loans	486	339	1,781	915
Service charges	211	210	395	421
Trust and financial services	134	134	293	258
Brokerage income	90	174	174	353
Rental income	4	26	11	61
Net gain (loss) on sales of securities	(1)	51	(67)	51
Other	402	699	684	1,019
Total noninterest income	5,995	6,055	13,708	12,062
NONINTEREST EXPENSE:
Salaries and employee benefits	5,520	5,259	11,139	10,173
Occupancy	720	670	1,475	1,255
Professional services	582	415	1,027	734
Depreciation and amortization	397	412	805	810
Office supplies, telephone and postage	357	360	718	671
Amortization of intangible assets	328	312	656	620
Marketing and promotion	199	268	480	539
FDIC and other assessments	55	51	110	102
Other	938	916	1,897	1,646
Total noninterest expense	9,096	8,663	18,307	16,550
Income before income taxes	1,228	967	3,637	3,457
Income tax provision	318	261	938	938
Net income	$910	$706	$2,699	$2,519

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income, continued

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Dividends on preferred stock	(6)	(30)	(29)	(60)
Income available to common stockholders	$904	$676	$2,670	$2,459

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.31	$0.24	$0.92	$0.89

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share	$0.30	$0.23	$0.90	$0.86

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

NET INCOME	$910	$706	$2,699	$2,519
OTHER COMPREHENSIVE INCOME (LOSS) -
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	1,703	(3,991)	(247)	(2,047)
Less: reclassification adjustment for gains included in net income, net of tax	1	(37)	50	(37)
OTHER COMPREHENSIVE INCOME (LOSS)	1,704	(4,028)	(197)	(2,084)
COMPREHENSIVE INCOME (LOSS)	2,614	$(3,322)	2,502	$435

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

For the Six Months Ended June 30, 2004

	Preferred Stock		Capital Surplus Preferred Stock	Common Stock		Capital Surplus Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2003	150	$—	$1,500	2,792,076	$28	$17,074	$21,119	$(513)	$978	$40,186

Net income (unaudited)	—	—	—	—	—	—	2,519	—	—	2,519
Other comprehensive income -									(2,084)	(2,084)
Preferred stock dividends (unaudited)	—	—	—	—	—	—	(60)	—	—	(60)
Repurchase of preferred stock (unaudited)	(150)	—	(1,500)	—	—	—	—	—	—	(1,500)
Other (unaudited)	—	—	—	72,915	1	1,090	—	—	—	1,091
Balance, June 30, 2004 (unaudited)	—	$—	$—	2,864,991	$29	$18,164	$23,578	$(513)	$(1,106)	$40,152

For the Six Months Ended June 30, 2005

	Preferred Stock		Capital Surplus Preferred Stock	Common Stock		Capital Surplus Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2004	125	$—	$1,250	2,928,777	$29	$18,601	$24,430	$(530)	$66	$43,846

Net income (unaudited)	—	—	—	—	—	—	2,699	—	—	2,699
Other comprehensive income -									(197)	(197)
Preferred stock dividends (unaudited)	—	—	—	—	—	—	(29)	—	—	(29)
Repurchase of preferred stock (unaudited)	(125)	—	(1,250)	—	—	—	—	—	—	(1,250)
Other (unaudited)	—	—	—	16,000	—	147	—	(3)	—	144
Balance, June 30, 2005 (unaudited)	—	$—	$—	2,944,777	$29	18,748	27,100	(533)	(131)	45,213

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30

(In thousands)

	2005	2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net income	$2,699	$2,519
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	250	—
Depreciation	805	810
Amortization of intangible assets	656	620
Net premium amortization on investment securities	1,154	1,567
Proceeds from loans recovered	150	254
Write down of other real estate owned and repossessed assets	4	31
Change in interest receivable and other assets, net	(918)	(1,793)
Loss on sale of bank premises and equipment	3	2
Net realized (gain) loss on sales of investment securities	67	(51)
Deferred income taxes	89	639
Change in dividend distribution payable	27	—
Change in other liabilities, net	(399)	(1,386)
Funding of originations of loans held for sale	(292,080)	—
Proceeds received from sale of loans held for sale	321,036	—
Originations paid of loans to be participated	(94,832)	(32,716)
Proceeds received from participations of loans	94,832	32,716
Net cash provided by operating activities	33,543	3,212
INVESTING ACTIVITIES:
Purchases of investment securities	(15,023)	(45,544)
Proceeds from sales of investment securities	2,572	16,601
Proceeds from maturities of investment securities	13,933	23,206
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(4,368)	(4,107)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	3,409	4,261
Net (increase) decrease in loans	(72,451)	(6,932)
Additions to premises and equipment	(847)	(2,972)
Proceeds from sale of premises and equipment	—	23
Cash paid for acquisition of insurance subsidiaries	—	(545)
Cash paid for acquisition of mortgage company	—	(150)
Net cash used in investing activities	(72,775)	(16,159)
FINANCING ACTIVITIES:
Net decrease in demand, savings, interest checking and money market accounts	15,389	(17,143)
Net increase in time deposits	24,062	26,694
Net increase (decrease) in short-term borrowings	(3,297)	12,594
Repayments of Federal Home Loan Bank advances	(250,000)	(260,000)
Proceeds from Federal Home Loan Bank advances	265,000	250,000
Repayments of long-term borrowings	(698)	(30)
Proceeds from long-term borrowings	—	1,500
Payment of preferred stock dividends	(29)	(60)
Redemption of preferred stock	(1,250)	(1,500)
Amortization of discount on subordinated debentures	43	43
Other, net	144	234
Net cash provided by financing activities	49,364	12,332
NET DECREASE IN CASH AND CASH EQUIVALENTS	10,132	(615)
CASH AND CASH EQUIVALENTS, beginning of period	11,881	12,520
CASH AND CASH EQUIVALENTS, end of period	$22,013	$11,905
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,635	$7,022
Income taxes paid	$177	$566

BNCCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

NOTE 1 – BNCCORP, Inc.

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc. and BNC Asset Management, Inc., the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 27 locations in Arizona, Minnesota, North Dakota, Utah and Colorado, provides a broad range of banking, insurance and asset management services to small- and mid-sized businesses and individuals.

The accounting and reporting policies of BNCCORP and its subsidiaries (collectively, the “Company”) conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The consolidated financial statements included herein are for BNCCORP and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 – Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2005.

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

NOTE 3 – Earnings per Share

Net income per share was calculated as follows:

	Three months ended June, 30 2005	Six months ended June 30, 2005
Denominator for basic earnings per share:
Average common shares outstanding	2,899,195	2,892,407
Dilutive common stock options	61,395	62,580
Denominator for diluted earnings per share	2,960,590	2,954,897

Numerator: Net income attributable to common shareholders	$904,000	$2,670,000

Net income per share
Basic	$0.31	$0.92
Diluted	0.30	0.90

In the first and second quarter of 2005, options to purchase 60,550 and 57,550 shares, respectively, were outstanding but were not included in the computation of diluted EPS because their exercise prices were higher than the market price.

NOTE 4 – Segment Disclosures

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and asset management operations.

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

Asset management operations provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts (“IRAs”), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2004.

The Company’s financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company’s business for making operating decisions and assessing performance.

The following tables present segment income, profit or loss, and assets as of, and for the three months ended June 30 and the six months ended June 30 (in thousands):

	3 months ended June 30,2005
	Banking	Insurance	Asset Mgmt	Bank Holding Co.	Totals	Reportable Segments	Bank Holding Co	Intersegment Elimination	Consolidated Total

Net interest income	$4,819	$17	$115	$(637)	$4,314	$4,951	$(637)	$15	$4,329
Other revenue-external customers	956	4,753	249	89	6,047	5,958	89	(52)	5,995
Segment profit (loss)	902	460	(39)	(413)	910	1,323	(413)	—	910
Segment assets	701,506	36,407	21,640	79,019	838,572	759,553	79,019	(113,395)	725,177

	6 months ended June 30,2005
	Banking	Insurance	Asset Mgnt	Bank Holding Co.	Totals	Reportable Segments	Bank Holding Co	Intersegment Elimination	Consolidated Total

Net interest income	$9,458	$25	$216	$(1,242)	$8,457	$9,699	$(1,242)	$29	$8,486
Other revenue-external customers	3,684	10,594	517	112	14,907	14,795	112	(1,199)	13,708
Segment profit (loss)	1,881	1,546	(45)	(683)	2,699	3,382	(683)	—	2,699
Segment assets	701,506	36,407	21,640	79,019	838,572	759,553	79,019	(113,395)	725,177

NOTE 5 – Stock-Based Compensation

At June 30, 2005, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income, as reported	$910	$706	$2,699	$2,519
Add: stock-based employee compensation expense included in reported net income, net tax	47	24	86	46
Deduct: stock-based employee compensation expense under fair value method for all awards, net of tax	(57)	(34)	(106)	(66)
Pro forma net income	900	696	2,679	2,499
Earnings per share:
Basic – as reported	$0.31	$0.24	$0.91	$0.89
Basic – pro forma	$0.30	$0.23	$0.89	$0.83
Diluted – as reported	$0.30	$0.23	$0.90	$0.86
Diluted – pro forma	$0.29	$0.22	$0.87	$0.81

NOTE 6 – Derivative Activities

The Company has interest rate cap contracts with notional amounts that totaled $20.0 million at June 30, 2005. These contracts were purchased in May and June of 2001 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with five-year original maturities (maturing during May and June of 2006). The total amount paid for the contracts was $720,500. The remaining contracts are reflected in the Company’s consolidated balance sheet at their current combined fair value of approximately $45 at June 30, 2005 and $29,000 at June 30, 2004. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.” As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended June 30, 2005 and 2004, the impact of marking the contracts to market, reflected as additional (or reduced) interest expense on Federal Home Loan Bank (“FHLB”) advances, was an increase (reduction) to net interest income of approximately ($1,000) and $9,000, respectively. During the six months ended June 30, 2005 and 2004, the impact of marking the contracts to market was a reduction to net interest income of approximately ($1,000) and ($28,000), respectively.

NOTE 7 – Annual Goodwill Impairment Assessment

In accordance with its accounting policy, during the second quarter of 2005 the Company completed the annual assessment of its goodwill assets and such assessment did not indicate any impairment.

NOTE 8 – Loans Held for Sale

Loans held for sale at June 30, 2005 consist of $88.87 million of residential mortgage loans. It is expected that such loans will be sold within 90 days.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of Items 2, 3 and 4 of Part I of this Form 10-Q, we refer to “we,” “our” or the “Company” when such reference includes BNCCORP, Inc. and its consolidated subsidiaries, collectively; “BNCCORP” when referring only to BNCCORP, Inc.; the “Bank” when referring only to BNC National Bank; “BNC Insurance” when referring only to BNC Insurance Services, Inc.; and “BNC AMI” when referring only to BNC Asset Management, Inc.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004

General. We reported net income of $910,000, or $.30 per share on a diluted basis, for the second quarter ended June 30, 2005. For the same quarter of 2004, we reported net income of $706,000, or $0.23 per diluted share.

Much of the credit for our earnings growth was due to our continuing diversification initiatives, including the continuing expansion of our insurance operations and our introduction last year of a special residential mortgage financing program through our Bank Subsidiary.

Net interest income for the second quarter of 2005 was $4.33 million, up 21.1 percent from $3.58 million in the same period of 2004. This increase reflected a widening of the net interest margin to 2.82 percent for the quarter ended June 30, 2005, from 2.61 percent for the same period in 2004.

Noninterest income was $6.0 million for the 2005 second quarter compared to $6.06 million for the year-ago period. Income generated by our insurance agency subsidiary, BNC Insurance, was the largest contributor to noninterest income in both periods. Loan fees in the 2005 second quarter increased $147,000, up 43.4 percent over the same period in 2004. Service charges and trust and financial services income remained steady, while brokerage income and net gain on the sale of securities decreased.  Other noninterest income increased $230,000 when a nonrecurring gain of $527,000 for the same period in 2004 is excluded.  Noninterest income represented 58.07 percent of gross revenues for the recent quarter, down slightly from 62.88 percent a year ago.

Noninterest expense for the second quarter of 2005 was $9.10 million, compared with $8.66 million in the same quarter of 2004. The increase was primarily due to higher employee and occupancy expenses associated with the Company’s growth initiatives, including the addition of several people hired during the quarter to grow the asset management business.

For the first six months of 2005, we reported net income of $2.70 million, or $0.90 per diluted share, an increase from net income of $2.52 million, or $0.86 per diluted share, reported in the same period of 2004.

Net interest income was $8.49 million for the first six months of 2005, compared to $7.95 million in the year-ago period. The net interest margin was 2.80 percent for the first six months of 2005 and 2.91 percent for the same period in 2004.

Noninterest income increased to $13.71 million for the first six months of 2005, up 13.6 percent from $12.06 million in the same period of 2004. The increase largely reflected loan fees and insurance income generated by BNC Insurance. Noninterest income represented 61.76 percent of gross revenues for the recent period, compared with 60.29 percent for the same 2004 period.

Noninterest expense for the first six months of 2004 was $18.31 million, an increase of 10.6 percent compared with $16.55 million in the year-ago period, largely due to expenses associated with investments in staffing and occupancy associated with the Company’s growth initiatives.

Our return on average common stockholders equity for the three- and six-month periods ended June 30, 2005 was 8.26 and 12.21 percent, respectively. This compared with 6.68 and 12.12 percent for the three- and six-month periods ended June 30, 2004, respectively. Our return on average assets for the three- and six-month periods ended June 30, 2005 was 0.52 and 0.78 percent, respectively. This compared with 0.46 and 0.82 percent for the three- and six-month periods ended June 30, 2004, respectively.

There was no provision for credit losses for the second quarter and $250,000 for the six months ended June 30, 2005, compared to no provision for both the three- and six-months periods ended June 30, 2004. The ratio of total nonperforming assets to total assets improved to 0.01 percent at June 30, 2005 compared with 0.08 percent at December 31, 2004. The ratio of the allowance for credit losses to total nonperforming loans was 4,655 percent at June 30, 2005, strengthening from 607 percent at December 31, 2004. These asset quality ratios improved during 2005 primarily due to a decrease in nonperforming loans during the period. Nonperforming loans decreased from $549,000 to $76,000 during the six-month period ending June 30, 2005.  The allowance for credit losses as a percentage of total loans was 1.15 percent at June 30, 2005 compared with 1.14 percent at December 31, 2004.

Our profitability for the second quarter of 2005 reflected our building of a foundation for the future by investing in people, facilities and operations that we believe are necessary for our continued growth. A key initiative this year has been the growth of our asset management business, where we have added to our staff and have seen our assets under supervision increase by $71.5 million during the second quarter.  We have also seen growth of our residential mortgage financing program, which has become an increasing source of interest and fee income. We are continuing to focus on maximizing the opportunities for our community banking and insurance businesses as well.

Net Interest Income. Net interest income for the second quarter of 2005 was $4.33 million, up 21.1 percent from $3.58 million in the same period of 2004.  This increase reflected a widening of the net interest margin to 2.82 percent for the quarter ended June 30, 2005, from 2.61 percent for the same period in 2004. The yield on earning assets increased 0.77 percent, versus a 0.56 percent increase in cost of funds.  The increase in short-term interest rates led to an increased yield on variable rate loans while core deposits costs have not been sensitive to the movement in market interest rates.

Net interest income was $8.49 million for the first six months of 2005, rising 6.8 percent, from approximately $7.95 million in the year-ago period.  Most of this increase is attributable to the 12.2 percent rise in loan volume, as the net interest margin decreased from 2.91 percent for the same period in 2004 to 2.80 percent for the first six months of 2005.

The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three- and six-month periods ended June 30, 2005 and 2004, as well as the changes between the periods presented. (Amounts are in thousands):

	Three Months Ended June 30,
	2005			2004			Change
	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost
Interest-earning assets
Federal funds sold/interest bearing due from	$(76)	$—	—	$116	$—	—	$(192)	$—	—
Investments	239,037	2,538	4.26%	287,709	2,815	3.94%	(48,672)	(277)	0.32%
Loans held for sale	80,213	1,038	5.19%	2,994	33	4.43%	77,219	1,005	0.76%
Loans and leases held for investment	299,267	5,388	7.22%	263,674	4,106	6.26%	35,593	1,281	0.96%
Allowance for loan losses	(3,596)	—		(3,568)	—		(28)	—
Total interest-earning assets	$614,845	8,964	5.85%	$550,925	6,954	5.08%	$63,920	2,009	0.77%
Interest-bearing liabilities
Interest checking & money market accounts	$217,043	950	1.76%	$188, 409	470	1.00%	$28,634	480	0.76%
Savings	7,678	15	0.78%	6,743	12	0.72%	935	3	0.06%
Certificates of deposit under $100,000	104,524	816	3.13%	96,264	605	2.53%	8,260	211	0.60%
Certificates of deposit $100,000 and over	74,426	695	3.75%	52,753	451	3.44%	21,673	244	0.31%
Interest-bearing deposits	403,671	2,476	2.46%	344,169	1,538	1.80%	59,502	938	0.66%
Short-term borrowings	39,845	315	3.16%	32,969	118	1.44%	6,876	196	1.72%
Federal Home Loan Bank advances	106,834	1,215	4.56%	115,241	1,208	4.22%	(8,407)	7	0.34%
Long-term borrowings	9,386	130	5.56%	8,665	88	4.08%	721	42	1.48%
Subordinated debentures	22,411	499	8.93%	22,290	427	7.70%	121	72	1.23%
Total borrowings	178,476	2,159	4.85%	179,165	1,841	4.13%	(689)	317	0.72%
Total interest-bearing liabilities	$582,147	4,635	3.19%	$523,334	3,379	2.60%	$58,813	1,255	0.59%
Net interest income/spread		$4,329	2.66%		$3,575	2.48%		$754	0.18%
Net interest margin			2.82%			2.61%			0.21%
Notation:
Noninterest-bearing deposits	$61,255	—		$48,064	—		$13,191	—
Total deposits	$464,926	$2,476	2.14%	$392,233	$1,538	1.58%	$72,693	$938	0.56%
Taxable equivalents:
Total interest-earning assets	$614,845	$9,206	6.01%	$550,925	$7,162	5.23%	$63,920	$2,044	0.78%
Net interest income/spread	—	$4,572	2.82%	—	$3,783	2.63%	—	$789	0.19%
Net interest margin	—	—	2.98%	—	—	2.76%	—	—	0.22%

	Six Months Ended June 30,
	2005			2004			Change
	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost	Average balance	Interest earned or paid	Average yield or cost
Interest-earning assets
Federal funds sold/interest bearing due from	$82	$1	2.46%	$172	$—	—	$(90)	$1	2.46%
Investments	241,262	5,098	4.26%	284,587	5,950	4.20%	(43,325)	(852)	0.06%
Loans held for sale	75,722	1,859	4.95%	1,647	36	4.40%	74,075	1,823	0.55%
Loans and leases held for investment	296,689	10,363	7.04%	266,401	8,827	6.66%	30,288	1,536	0.38%
Allowance for loan losses	(3,465)	—		(4,160)	—		695	—
Total interest-earning assets	$610,290	17,321	5.72%	$548,647	14,813	5.43%	$61,643	2,508	0.29%
Interest-bearing liabilities
Interest checking & money market accounts	$214,831	1,754	1.65%	$198,443	1,010	1.02%	$16,388	744	0.63%
Savings	7,515	30	0.81%	6,655	23	0.70%	860	7	0.11%
Certificates of deposit under $100,000	102,285	1,494	2.95%	94,981	1,239	2.62%	7,304	255	0.33%
Certificates of deposit $100,000 and over	78,965	1,443	3.69%	49,932	884	3.56%	29,033	559	0.13%
Interest-bearing deposits	403,596	4,721	2.36%	350,011	3,156	1.81%	53,585	1,565	0.55%
Short-term borrowings	33,093	485	2.96%	29,681	217	1.47%	3,412	268	1.49%
Federal Home Loan Bank advances	106,680	2,400	4.54%	112,350	2,461	4.41%	(5,670)	(61)	0.13%
Long-term borrowings	9,725	253	5.25%	8,648	181	4.21%	1,077	72	1.04%
Subordinated debentures	22,325	976	8.82%	22,213	853	7.72%	112	123	1.10%
Total borrowings	171,823	4,114	4.83%	172,892	3,712	4.32%	(1,069)	402	0.51%
Total interest-bearing liabilities	$575,419	8,835	3.10%	$522,903	6,868	2.64%	$52,516	1,967	0.46%
Net interest income/spread		$8,486	2.62%		$7,945	2.79%		$541	-0.17%
Net interest margin			2.80%			2.91%			-0.11%
Notation:
Noninterest-bearing deposits	$61,829	—		$44,957	—		$16,872	—
Total deposits	$465,425	$4,721	2.05%	$394,968	$3,156	1.61%	$70,457	$1,565	0.44%
Taxable equivalents:
Total interest-earning assets	$610,290	$17,788	5.88%	$548,647	$15,227	5.58%	$61,643	$2,561	0.30%
Net interest income/spread	—	$8,953	2.78%	—	$8,358	2.94%	—	$595	-0.16%
Net interest margin	—	—	2.96%	—	—	3.06%	—	—	-0.10%

Provision for Credit Losses. The provision for credit losses was $0 and $250,000, respectively, for the three- and six-month periods ended June 30, 2005 compared to $0 for the three- and six-month periods ended June 30, 2004. See “Comparison of Financial Condition at June 30, 2005 and December 31, 2004 – Allowance for Credit Losses.”

Noninterest Income. The following table presents the major categories of our noninterest income for the three- and six-month periods ended June 30, 2005 and 2004 as well as the amount and percent of change between the periods.  Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Noninterest Income	2005	2004	$	%	2005	2004	$	%
Insurance income	$4,669	$4,422	$247	5.6%	$10,437	$8,984	$1,453	16.2%
Fees on loans	486	339	147	43.4%	1,781	915	866	94.6	%(a)
Service charges	211	210	1	0.5%	395	421	(26)	(6.2)%
Trust and financial services	134	134	—	—	293	258	35	13.6%
Brokerage income	90	174	(84)	(48.3)%	174	353	(179)	(50.7	)%(b)
Rental income	4	26	(22)	(84.6)%	11	61	(50)	(82.0)%
Net gain on sales of securities	(1)	51	(52)	(102.0)%	(67)	51	(118)	(231.4)%
Other	402	699	(297)	(42.5)%	684	1,019	(335)	(32.9)%
Total noninterest income	$5,995	$6,055	$(60)	(1.0)%	$13,708	$12,062	$1,646	13.6%
Noninterest income as a percent of gross revenues	58.1%	62.9%		(4.8)%	61.8%	60.3%		1.5%

(a) Increase primarily due to commercial real estate transactions generated by the Minneapolis office and mortgage banking fees.

(b) Decrease primarily due to lower production in the Minneapolis market relative to that of the first 2 quarters of 2004.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- and six-month periods ended June 30, 2005 and 2004 as well as the amount and percent of change between the periods. (amounts are in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Noninterest Expense	2005	2004	$	%	2005	2004	$	%
Salaries and employee benefits	$5,520	$5,259	$261	5.0%	$11,139	$10,173	$966	9.5	%(a)
Occupancy	720	670	50	7.5%	1,475	1,255	220	17.5	%(a)
Professional services	582	415	167	40.2%	1,027	734	293	40.0	%(b)
Depreciation and amortization	397	412	(15)	(3.6)%	805	810	(5)	(0.6)%
Office supplies, telephone and postage	357	360	(3)	(0.8)%	718	671	47	7.0%
Amortization of intangible assets	328	312	16	5.1%	656	620	36	5.8%
Marketing and promotion	199	268	(69)	(25.7)%	480	539	(59)	(10.9)%
FDIC and other assessments	55	51	4	7.8%	110	102	8	7.8%
Other	938	916	22	2.4%	1,897	1,646	251	15.2%
Total noninterest expense	$9,096	$8,663	$433	5.0%	$18,307	$16,550	$1,757	10.6%
Efficiency ratio	88.1%	90.0%		(1.9)%	82.5%	82.7%		(0.2)%
Total operating expenses as a percent of average assets, annualized	5.2%	5.6%		(0.4)%	5.3%	5.4%		(0.1)%

(a)   Increase primarily due to the addition of senior management positions and other employees associated with the company’s growth initiatives.

(b)   Increased legal fees due to continuing litigation.

Income Tax Provision.  Our provision for income taxes for the quarter ended June 30, 2005 increased $57,000 as compared to the same period in 2004 due to the increase in pre-tax income.  The estimated effective tax rate for the three-month period ended June 30, 2005 was 25.8 percent.

Earnings per Common Share.  See Note 3 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three- and six-month periods ended June 30, 2005 and 2004.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Assets.  The following table presents our assets by category as of June 30, 2005 and December 31, 2004, as well as the amount and percent of change between the two dates.  Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

	June 30, 2005	December 31, 2004	Change
			$	%

Assets
Cash and due from banks	$22,013	$11,867	$10,146	85.5	%(a)
Interest-bearing deposits with banks	—	14	(14)	(100.0)%
Investment securities available for sale	232,896	235,916	(3,020)	(1.3)%
Federal Reserve Bank and Federal Home Loan Bank Stock	8,500	7,541	959	12.7%
Loans held for sale	88,871	60,197	28,674	47.6	%(b)
Loans and leases, net	304,900	290,479	14,421	5.0%
Premises and equipment, net	21,838	21,799	39	0.2%
Interest receivable	3,016	2,686	330	12.3%
Other assets	13,945	13,357	588	4.5%
Goodwill	21,779	21,779	—	—
Other intangible assets, net	7,419	8,075	(656)	(8.1)%

Total assets	$725,177	$673,710	$51,467	7.6%

(a)   Federal Reserve balance was decreased by $10 million the subsequent day.

(b)   Includes an increase of $51.2 million attributable to the growth of our special residential mortgage financing program, as well as a planned paydown/payoff of $25.2 million in our student loan portfolio.

Allowance for Credit Losses.  The following table sets forth information regarding changes in our allowance for credit losses for the three- and six-month periods ended June 30, 2005 and 2004 (amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance, beginning of period	$3,590	$3,545	$3,335	$4,763
Provision for credit losses	—	—	250	—
Loans charged off	(84)	(300)	(197)	(1,573)
Loans recovered	32	198	150	253
Balance, end of period	$3,538	$3,443	$3,538	$3,443
Ending loan portfolio	$308,438	$288,913
Allowance for credit losses as a percentage of ending portfolio	1.15%	1.19%

Loans charged off during the first and second quarters of 2005 totaled $197,000, representing a $1,376,000 decrease over loans charged off during the first and second quarters of 2004. The decrease was primarily attributable to charge-offs related to one commercial loan. The loan was to a contractor on which we charged off, in the first quarter of 2004, approximately $1.2 million.  In June of 2004, we collected $162,000 related to this loan. During the second quarter of 2004, we also charged off $264,000 related to a business loan.

Net charge-offs as a percentage of average total loans for the three- and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio of net charge-offs to average total loans	(0.02)%	(0.04)%	(0.02)%	(0.49)%
Ratio of net charge-offs to average total loans, annualized	(0.07)%	(0.15)%	(0.03)%	(0.99)%

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

Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral of the loan.

Reserves for Homogeneous Loan Pools. We make a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as “homogeneous” pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. We segment the pools by type of loan or lease and, using historical loss information, estimate a loss reserve for each pool.

Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing and anticipated economic trends, such as economic conditions in certain geographical or industry segments of the portfolio and economic trends in the retail-lending sector, management’s assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history.

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

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The amount of the allowance for credit losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. These estimates are reviewed periodically. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above processes. Further information on the allowance for credit losses is included under “-Critical Accounting Policies.”

Nonperforming Assets.  Our nonperforming assets have decreased from $549,000 to $76,000 during the 6-month period ended June 30, 2005 due primarily to a decrease in nonperforming loans.

Liabilities. The following table presents our liabilities by category as of June 30, 2005 and December 31, 2004 as well as the amount and percent of change between the two dates.   (Amounts are in thousands):

	June 30, 2005	December 31, 2004	$	%
Liabilities
DEPOSITS:
Noninterest-bearing	$59,580	$63,386	$(3,806)	(6.0)%
Interest-bearing -
Savings, interest checking and money market	230,082	210,887	19,195	9.1%
Time deposits $100,000 and over	97,200	83,952	13,248	15.8%
Other time deposits	107,932	97,118	10,814	11.1%
Short-term borrowings	30,400	33,697	(3,297)	(9.8)%
Federal Home Loan Bank advances	112,200	97,200	15,000	15.4%
Long-term borrowings	9,381	10,079	(698)	(6.9)%
Guaranteed preferred beneficial interests in company’s subordinated debentures	22,579	22,509	70	0.3%
Other liabilities	10,610	11,036	(426)	(3.9)%
Total liabilities	$679,964	$629,864	$50,100	8.0%

Stockholders’ Equity.  Our stockholders’ equity increased $1.4 million between December 31, 2004 and June 30, 2005. This increase was attributable primarily to earnings of approximately $2.7 million offset by our repurchase of $1.25 million of preferred stock.

Capital Adequacy and Expenditures.  We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures.  Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of June 30, 2005:

	Tier 1 Risk- Based Ratio	Total Risk- Based Ratio	Tier 1 Leverage Ratio
BNCCORP, consolidated	6.57%	8.89%	4.67%
BNC National Bank	9.81%	10.55%	6.98%

As of June 30, 2005, the Company and the Bank exceeded capital adequacy requirements and the Bank was considered “well capitalized” under prompt corrective action provisions.

Liquidity

Liquidity. Liquidity risk management encompasses our ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management policies are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The consolidated statements of cash flows in the consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds on terms ranging from overnight to 10 years and beyond. Advances from the FHLB are generally collateralized by the Bank’s mortgage loans and various investment securities. We have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings.

The following table sets forth, for the six months ended June 30, 2005 and 2004, a summary of our major sources and (uses) of funds.  (Amounts are in thousands):

	For the Six Months Ended June 30,
	2005	2004
Major Sources and (Uses) of Funds
Net increase in deposits	39,451	9,551
Proceeds from maturities of investment securities	13,933	23,206
Net increase in loans	(72,451)	(6,932)
Purchases of investment securities	(15,023)	(45,544)
Net increase (decrease) in short-term borrowings	(3,297)	12,594

Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost and with a minimum of loss. Given the uncertain nature of our customers’ demands as well as our desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on- and off-balance-sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for Federal funds, wholesale and retail repurchase agreements, brokered deposits and direct non-brokered national certificates of deposit through national deposit networks.

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

As of June 30, 2005, we had established three revolving lines of credit with banks totaling $17.5 million all of which remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At June 30, 2005, we also had the ability to draw additional FHLB advances based upon the mortgage loans and securities that were then pledged, subject to a requirement to purchase additional FHLB stock.

Critical Accounting Policies

The following critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes.

Allowance for Credit Losses. Our accounting policy for determining the allowance for credit losses is set forth under “Comparison of Financial Condition at June 30, 2005 and December 31, 2004 – Allowance for Credit Losses.” We employ a systematic methodology for determining our allowance for credit losses that includes an ongoing review process and quarterly adjustment of the allowance. Our process includes periodic loan-by-loan review for loans that are individually evaluated for impairment as well as detailed reviews of other loans (either individually or in pools). This includes an assessment of known problem loans, potential problem loans and other loans that exhibit indicators of deterioration.

Goodwill Impairment. The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, effective January 1, 2002. The statement addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill to be performed annually, or more frequently if certain conditions indicating potential impairment exist. In the event that the Company were to determine that its goodwill was impaired, the recognition of an impairment charge could have an adverse impact on its results of operations in the period that the impairment occurred or on its financial position.

Interest Income Recognition. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income; therefore an increase in loans on nonaccrual status could have an adverse impact on interest income recognized in future periods.

Income Taxes. The Company estimates income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company’s actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities.

Forward-Looking Statements

Statements included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to:  risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

We have risk management policies to monitor and limit exposure to interest rate risk. Our asset/liability management process is utilized to manage our interest rate risk. Our interest rate risk exposure is actively managed with the objective of managing the level and potential volatility of net interest income in addition to the long-term growth of equity.  It is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining our interest rate risk position within policy guidelines. Using derivative instruments, principally interest rate floors and caps, the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile.

Our primary tool in measuring and managing interest rate risk is net interest income simulation.  We monitor the results of the net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee (“ALCO”) meetings. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their June 30, 2005 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its June 30, 2005 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected.  For example, in the +100bp scenario, the projected prime rate will increase from its starting point at June 30, 2005 of 6.25 percent to 7.25 percent 12 months later.  The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.  Given the relatively low absolute level of market interest rates as of June 30, 2005, the declining rate scenarios analyses are limited to -100bp and -200bp. The net interest income simulation result for the 12-month horizon is shown on the following page.

Net Interest Income Simulation

(Amounts in thousands)

Movement in interest rates	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp

Projected 12-month net interest income	14,226	15,401	16,962	17,605	17,946	18,260
Percentage change from rates unchanged scenario	(16.13)%	(9.20)%	0.0%	3.79%	5.80%	7.65%
Policy guidelines (decline limited to)	(10.00)%	(5.00)%	—	5.00%	10.00%	15.00%

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10 and 15 percent from the rates unchanged scenario for the +/- 100bp, 200bp and 300bp interest rate ramp scenarios, respectively. When a given scenario falls outside of these limits, such as is the case with the – 100bp scenario above, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may recommend strategies aimed at bringing the respective scenario within the general guidelines noted above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company.  Further, this analysis is based on our assets and liabilities as of June 30, 2005 and does not contemplate any actions we might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2005.  Additionally, there were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the second quarter of 2005.

Disclosure controls and procedures are designed to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, the Chief Financial Officer (Principal Financial Officer) and the Controller and Assistant Treasurer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

Part II – Other Information

Item 1. Legal Proceedings

Terrence M. Scali v. BNCCORP, Inc., Milne Scali & Company, Inc., Gregory K. Cleveland and Jacquelyn L. Cleveland, husband and wife, Tracy Scott and Myrt Scott, husband and wife, and Richard W. Milne, Jr. and Robin Jayne Milne, husband and wife, AAA No. 76 166 00014 05 JAFA (the “Arbitration”). The American Arbitration Association is administering the Arbitration. Terrence M. Scali, former executive vice president of BNCCORP, and former President and CEO of Milne Scali, currently known as BNC Insurance Services, a subsidiary of the Bank, which is a subsidiary of BNCCORP, and a former director of BNCCORP, commenced arbitration, on January 24, 2005, against BNCCORP, Milne Scali, and three current executives and members of the Boards of Directors of BNCCORP and Milne Scali. Mr. Scali’s claims arise out of the termination of his employment with BNCCORP and Milne Scali in July 2004. BNCCORP, Milne Scali and the executives have denied any wrongdoing.  The parties are currently in discovery as of June 30, 2005.

Terrence M. Scali v. Gregory K. Cleveland and Jane Doe Cleveland, husband and wife, Tracy Scott and Jane Doe Scott, husband and wife, and Richard W. Milne, Jr. and Robin Jayne Milne, husband and wife, State of Arizona Superior Court, Maricopa County, Case No. CV2005-001741. Mr. Scali commenced a parallel action in Arizona Superior Court, on January 28, 2005, against BNCCORP and BNC Insurance Services Milne Scali executives, asserting the same claims in court that were asserted in the Arbitration. Mr. Scali has not pursed the court action.

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

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of the Company was held on June 15, 2005 (the “Annual Meeting”). Proxies were solicited pursuant to the Exchange Act.

Denise Forte-Pathroff, M.D., Richard M. Johnsen Jr., and Jerry R. Woodcox were elected to serve as directors until the 2008 annual meeting of stockholders.

The following directors continued after the Annual Meeting: Gregory K. Cleveland, John A. Hipp, M.D., E. Thomas Welch, Tracy Scott, Gaylen A. Ghylin, and Mark W. Sheffert.

The stockholders voted on and approved a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for 2005. Holders of 2,554,180 shares voted for, holders of 1,650 shares voted against and holders of 23,252 shares abstained from voting on the proposal. There were no non-votes with respect to the proposal.

The stockholders voted on and did not approve a proposal to declassify the board of directors. Holders of 676,966 shares voted for, holders of 999,195 shares voted against and holders of 9,800 shares abstained from voting on the proposal. There were 893,121 non-votes with respect to the proposal.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNCCORP, Inc.

Date:	August 1, 2005	By	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By	/s/ Neil M. Brozen
Neil M. Brozen
Chief Financial Officer