Form 10-Q/A
period 2005-06-30
BNCCORP INC
filed 2005-08-30
CIK 945434

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______

FORM 10-Q/A

_____

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26290

BNCCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0402816 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely to correct a typographical error contained in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (the “Original Report”) with respect to a proposal to declassify our board of directors. Except as described above, we have not modified or updated disclosures contained in the Original Report. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by events subsequent to June 30, 2005. This Amendment No. 1 should be read in conjunction with the Original Report and our filings with the Securities and Exchange Commission made subsequent to the filing of the Original Report, including any amendments to such filings.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Our stockholders voted on and did not approve a proposal to declassify our board of directors. Holders of 999,195 shares voted for, holders of 676,966 shares voted against and holders of 9,800 shares abstained from voting on the proposal. There were 893,121 broker non-votes with respect to the proposal. Broker non-votes were counted as present but not cast with respect to the proposal. Because adoption of the proposal required the affirmative vote of a majority of the shares present in person or by proxy at our annual meeting, the proposal was not approved.

Item 6. Exhibits and Reports on Form 10-Q/A.

Exhibit 31.1 Certification of Chief Executive Officer Under Rule 13a-14(a).

Exhibit 31.2 Certification of Chief Financial Officer Under Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNCCORP, Inc.

Date:	August 30, 2005	By	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By	/s/ Neil M. Brozen
Neil M. Brozen
Chief Financial Officer