Form 10-Q
period 2005-09-30
BNCCORP INC
filed 2005-11-14
CIK 945434

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______

FORM 10-Q

_____

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The number of shares of the registrant’s outstanding common stock on November 2, 2005, was 3,493,972.

BNCCORP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

TABLE OF CONTENTS

	PART I. -- FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	26

	PART II. – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 6.	Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
ASSETS	2005	2004
	(unaudited)
CASH AND CASH EQUIVALENTS	$17,389	$11,881
INVESTMENT SECURITIES AVAILABLE FOR SALE	223,845	235,916
FEDERAL FUNDS SOLD	7,500	-
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	6,013	7,541
LOANS HELD FOR SALE	115,923	60,197
LOANS AND LEASES, net	312,944	293,814
ALLOWANCE FOR CREDIT LOSSES	(3,212)	(3,335)
Net loans and leases	309,732	290,479
PREMISES AND EQUIPMENT, net	21,978	21,799
INTEREST RECEIVABLE	3,432	2,686
OTHER ASSETS	13,844	13,357
GOODWILL	21,839	21,779
OTHER INTANGIBLE ASSETS, net	7,140	8,075
	$748,635	$673,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing	$74,480	$63,386
Interest-bearing –
Savings, interest checking and money market	282,130	210,887
Time deposits $100,000 and over	74,808	83,952
Other time deposits	129,217	97,118
Total deposits	560,635	455,343
SHORT-TERM BORROWINGS	7,029	33,697
FEDERAL HOME LOAN BANK ADVANCES	87,200	97,200
LONG-TERM BORROWINGS	9,366	10,079
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,387	22,509

OTHER LIABILITIES	10,984	11,036
Total Liabilities	697,601	629,864
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 and 125 shares issued and outstanding on September 30, 2005 and December 31, 2004, respectively	-	-
Capital surplus – preferred stock	-	1,250
Common stock, $.01 par value – 10,000,000 shares authorized; 3,493,972 and 2,787,304 shares issued and outstanding (excluding 44,096 and 42,880 shares held in treasury) on September 30, 2005 and December 31, 2004, respectively	35	29
Capital surplus – common stock	24,774	18,601
Retained earnings	27,851	24,430
Treasury stock (44,096 and 42,880 shares)	(533)	(530)
Accumulated other comprehensive income, net of income taxes	(1,093)	66
Total stockholders’ equity	51,034	43,846
	$748,635	$673,710

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:	(unaudited)		(unaudited)
Interest and fees on loans	$7,202	$4,593	$19,424	$13,456
Interest and dividends on investments -
Taxable	2,002	2,324	6,033	7,382
Tax-exempt	518	403	1,424	1,206
Dividends	26	56	188	145
Total interest income	9,748	7,376	27,069	22,189
INTEREST EXPENSE:
Deposits	3,342	1,590	8,063	4,746
Short-term borrowings	136	140	621	357
Federal Home Loan Bank advances	1,132	1,246	3,532	3,707
Long-term borrowings	142	99	395	280
Subordinated debentures	520	443	1,496	1,296
Total interest expense	5,272	3,518	14,107	10,386
Net interest income	4,476	3,858	12,962	11,803
PROVISION FOR CREDIT LOSSES	-	-	250	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,476	3,858	12,712	11,803
NONINTEREST INCOME:
Insurance income	4,262	4,312	14,699	13,296
Fees on loans	748	455	2,529	1,370
Service charges	212	214	607	635
Trust and financial services	162	120	455	378
Brokerage income	112	95	286	448
Rental income	6	25	17	86
Net gain (loss) on sales of securities	-	116	(67)	167
Other	210	261	894	1,280
Total noninterest income	5,712	5,598	19,420	17,660
NONINTEREST EXPENSE:
Salaries and employee benefits	5,525	6,021	16,664	16,194
Occupancy	759	718	2,234	1,973
Professional services	582	417	1,609	1,151
Depreciation and amortization	388	416	1,193	1,226
Office supplies, telephone and postage	344	381	1,062	1,052
Amortization of intangible assets	279	326	935	946
Marketing and promotion	245	244	725	783
FDIC and other assessments	57	51	167	153
Other	953	793	2,850	2,439
Total noninterest expense	9,132	9,367	27,439	25,917
Income before income taxes	1,056	89	4,693	3,546
Income tax provision	305	(34)	1,243	904
Net income	$751	$123	$3,450	$2,642

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income, continued

(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Dividends on preferred stock	-	(5)	(29)	(65)
Income available to common stockholders	$751	$118	$3,421	$2,577

Basic earnings per common share	$0.26	$0.04	$1.12	$0.92

Diluted earnings per common share	$0.25	$0.04	$1.10	$0.89

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
NET INCOME	$751	$123	$3,450	$2,642
OTHER COMPREHENSIVE INCOME (LOSS)-
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	(962)	1,924	(1,208)	(128)
Less: reclassification adjustment for (gains) losses included in net income, net of tax	-	(72)	49	(104)
OTHER COMPREHENSIVE INCOME (LOSS)	(962)	1,852	(1,159)	(232)
COMPREHENSIVE INCOME (LOSS)	$(211)	$1,975	$2,291	$2,410

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

For the Nine Months Ended September 30, 2004

			Capital			Capital			Accumulated
			Surplus			Surplus			Other
	Preferred Stock		Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
Balance, December 31, 2003	150	$-	$1,500	2,792,076	$28	$17,074	$21,119	$(513)	$978	$40,186
Net income (unaudited)	-	-	-	-	-	-	2,642	-	-	2,642
Other comprehensive income									(232)	(232)
Preferred stock dividends (unaudited)	-	-	-	-	-	-	(65)	-	-	(65)
Repurchase of preferred stock (unaudited)	(150)	-	(1,500)	-	-	-	-	-	-	(1,500)
Issuance of preferred stock (unaudited)	150		1,500							1,500
Other (unaudited)	-	-	-	100,409	1	1,207	-	-	-	1,208
Balance, September 30, 2004 (unaudited)	150	$-	$1,500	2,892,485	$29	$18,281	$23,696	$(513)	$746	$43,739

For the Nine Months Ended September 30, 2005

			Capital			Capital				Accumulated
			Surplus			Surplus				Other
	Preferred Stock		Preferred	Common Stock		Common		Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Shares	Amount	Stock		Earnings	Stock	Income	Total
Balance, December 31, 2004	125	$-	$1,250	2,928,777	$29		$18,601	$24,430	$(530)	$66	$43,846
Net income (unaudited)	-	-	-	-	-		-	3,450	-	-	3,450
Other comprehensive income-										(1,159)	(1,159)
Preferred stock dividends (unaudited)	-	-	-	-	-		-	(29)		-	(29)
Repurchase of preferred stock (unaudited)	(125)	-	(1,250)		-	-	-	-	-	-	(1,250)
Other (unaudited)	-	-	-	609,291	6		6,173	-	(3)	-	6,176
Balance, September 30, 2005 (unaudited)	-	$-	$-	3,538,068	$35		$24,774	$27,851	$(533)	$(1,093)	$51,034

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30

(In thousands)

	2005	2004
OPERATING ACTIVITIES:	(unaudited)	(unaudited)
Net income	$3,450	$2,642
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	250	-
Depreciation and amortization	1,193	1,226
Amortization of intangible assets	935	946
Net premium amortization on investment securities	1,753	2,293
Proceeds from loans recovered	12	257
Write down of other real estate owned and repossessed assets	4	33
Change in interest receivable and other assets, net	(1,037)	1,097
Loss on sale of bank premises and equipment	35	14
Net realized (gain) loss on sales of investment securities	67	(167)
Deferred income taxes	494	817
Change in dividend distribution payable	(187)	(212)
Change in other liabilities, net	165	(1,021)
Funding of originations of loans held for sale	(590,469)	-
Proceeds received from sale of loans held for sale	534,743	-
Originations paid of loans to be participated	(116,701)	(42,128)
Proceeds received from participations of loans	116,701	42,128
Net cash provided by (used in) operating activities	(48,592)	7,925
INVESTING ACTIVITIES:
Purchase of Fed Funds Sold	(7,500)	-
Purchases of investment securities	(15,222)	(58,723)
Proceeds from sales of investment securities	2,572	51,498
Proceeds from maturities of investment securities	20,831	31,024
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(5,341)	(5,438)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	6,869	5,252
Net increase in loans	(19,515)	(41,115)
Purchases of bank premises and equipment	(1,418)	(3,778)
Proceeds from sale of premises and equipment	11	115
Cash paid for Milne Scali earnouts		(6,012)
Cash paid for acquisition of insurance subsidiaries	-	(695)
Cash paid for acquisition of mortgage company	-	(150)
Cash paid for insurance subsidiaries earnout	(60)	-
Net cash used in investing activities	(18,773)	(28,022)
FINANCING ACTIVITIES:
Net increase in demand, savings, interest checking and money market accounts	82,337	5,500
Net increase in time deposits	22,955	24,992
Net decrease in short-term borrowings	(26,668)	(1,514)
Repayments of Federal Home Loan Bank advances	(270,000)	(342,000)
Proceeds from Federal Home Loan Bank advances	260,000	332,000
Repayments of long-term borrowings	(713)	(45)
Proceeds from long-term borrowings	-	1,500
Payment of preferred stock dividends	(29)	(65)
Issuance of preferred stock	-	1,500
Redemption of preferred stock	(1,250)	(1,500)
Proceeds from issuance of stock	5,839	-
Amortization of discount on subordinated debentures	65	64
Other, net	337	354
Net cash provided by financing activities	72,873	20,786
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,508	689
CASH AND CASH EQUIVALENTS, beginning of period	11,881	12,520
CASH AND CASH EQUIVALENTS, end of period	$17,389	$13,209
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,685	$13,446
Income taxes paid	$426	$586

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

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

The unaudited consolidated financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 include, in the opinion of management, all adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2005.

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

NOTE 3 – Reclassifications

Certain of the 2004 amounts have been reclassified to conform to the 2005 presentations. These reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 – Earnings per Share

Net income per share was calculated as follows:
	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Denominator for basic earnings per share:
Average common shares outstanding	2,932,588	3,054,125
Dilutive common stock options	59,696	50,829
Denominator for diluted earnings per share	2,992,284	3,104,954
Numerator: Net income attributable to common shareholders	$751	$3,421
Net income per share
Basic	$0.26	$1.12
Diluted	$0.25	$1.10

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Denominator for basic earnings per share:
Average common shares outstanding	2,839,309	2,796,901
Dilutive common stock options	88,167	90,706
Denominator for diluted earnings per share	2,927,476	2,887,607
Numerator: Net income attributable to common shareholders	$118	$2,577
Net income per share
Basic	$0.04	$0.92
Diluted	$0.04	$0.89

As of September 30, 2005 and 2004, options to purchase 57,450 and 61,850 shares, respectively, were outstanding but were not included in the computation of diluted EPS because their exercise prices were higher than the market price.

NOTE 5 – Segment Disclosures

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

Insurance operations provide a full range of insurance agency services, including commercial insurance, surety bonds, employee benefits-related insurance, personal insurance and claims management.

Asset management operations provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment choices include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts (“IRAs”), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

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

The following tables present segment income, profit or loss, and assets as of, and for the three months ended September 30 and the nine months ended September 30 (in thousands):

	3 months ended September 30, 2005
			Asset	Bank		Intersegment	Consolidated
	Banking	Insurance	Management	Holding Co.	Totals	Elimination	Total
Net interest income	$4,929	$28	$167	$(662)	$4,462	$14	$4,476
Other revenue-external customers	1,178	4,273	305	20	5,776	(64)	5,712
Segment profit (loss)	1,219	207	(37)	(638)	751	-	751
Segment assets	726,692	36,321	21,336	86,350	870,699	(122,064)	748,635

	9 months ended September 30, 2005
			Asset	Bank.		Intersegment	Consolidated
	Banking	Insurance	Management	Holding Co	Totals	Elimination	Total
Net interest income	$14,387	$53	$383	$(1,904)	$12,919	$43	$12,962
Other revenue-external customers	3,769	14,867	822	132	19,590	(170)	19,420
Segment profit (loss)	3,100	1,753	(82)	(1,321)	3,450	-	3,450
Segment assets	726,692	36,321	21,336	86,350	870,699	(122,064)	748,635

NOTE 6 – Stock-Based Compensation

At September 30, 2005, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$751	$123	$3,450	$2,642
Add: stock-based employee compensation expense included in reported net income, net of tax	45	30	121	76
Deduct: stock based employee compensation under fair value method for all awards, net of tax	(55)	(40)	(151)	(106)
Pro forma net income	$741	$113	$3,420	$2,612
Earnings per share:
Basic – as reported	$0.26	$0.04	$1.12	$0.92
Basic – pro forma	$0.24	$0.04	$1.07	$0.88
Diluted – as reported	$0.25	$0.04	$1.10	$0.89
Diluted – pro forma	$0.24	$0.04	$1.05	$0.85

NOTE 7 – Derivative Activities

The Company has interest rate cap contracts with notional amounts that totaled $20.0 million at September 30, 2005. These contracts were purchased in May and June of 2001 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with five-year original maturities (maturing during May and June of 2006). The total amount paid for the contracts was $720,500. The remaining contracts are reflected in the Company’s consolidated balance sheet at their current combined fair value of approximately $237 at September 30, 2005 and $3,000 at September 30, 2004. The contracts are not being accounted for as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities.” As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended September 30, 2005 and 2004, the impact of marking the contracts to market, reflected as additional (or reduced) interest expense on Federal Home Loan Bank (“FHLB”) advances, was an increase (reduction) to net interest income of approximately $200 and ($26,000), respectively. During the nine months ended September 30, 2005 and 2004, the impact of marking the contracts to market was a reduction to net interest income of approximately ($900) and ($53,000), respectively.

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004

General. The Company reported net income of $751,000 or $0.25 per share on a diluted basis, for the third quarter ended September 30, 2005. For the same quarter of 2004, we reported net income of $123,000, or $0.04 per diluted share.

Results for the 2004 period included a severance payment of $688,000 related to the termination of a former executive officer of the Company’s insurance subsidiary. Excluding this expense, net income for the third quarter 2004 would have been $567,000, or $0.19 per diluted share.

Net interest income for the third quarter of 2005 was $4.47 million, up 16.0 percent from $3.86 million in the same period of 2004. This increase reflected a 193 percent increase in loans held for sale and a widening of the net interest margin to 2.75 percent for the quarter ended September 30, 2005, from 2.72 percent for the same period in 2004. The increase in short-term interest rates led to an increased yield on variable rate loans while core deposit costs have not been as sensitive to movement in market interest rates.

Noninterest income was $5.71 million for the 2005 third quarter compared to $5.60 million for the year-ago period. Income generated by our insurance agency subsidiary, BNC Insurance Services, was the largest contributor to noninterest income in both periods, accounting for 74.8 percent and 76.6 percent of non interest income for the 3 months ended September 30, 2005 and 2004, respectively. Loan fees in the 2005 third quarter increased to $748,000, up 64.4 percent over the same period in 2004 as a result of commercial real estate transactions generated by the Minneapolis and Phoenix offices and the increased volume of loans through the Company’s special residential mortgage loan financing program. An increase in assets under management and a non-recurring ESOP transaction fee were key factors in the 35.0 percent increase in Trust and Financial Services income. Brokerage income also increased while other noninterest income and net gain on sale of securities decreased. Service charge income remained steady. Noninterest income represented 56.1 percent of revenues for the recent quarter, down from 59.2 percent a year ago.

Noninterest expense for the third quarter of 2005 was $9.13 million, compared with $9.37 million in the same quarter of 2004. Noninterest expense for the third quarter of 2004 would have been $8.67 million after excluding a $688,000 severance payment mentioned earlier.

For the first nine months of 2005, we reported net income of $3.45 million or $1.10 per diluted share, an increase from net income of $2.64 million, or $0.89 per diluted share, reported in the same period of 2004. Net income for the nine months ended September 30, 2004, would have been $3.0 million or, $1.05 per diluted share after excluding the $688,000 severance payment previously mentioned.

Net interest income was $12.96 million for the first nine months of 2005, compared to $11.80 million in the year-ago period. Most of this increase is attributable to the 10.3 percent rise in loan volume, as the net interest margin decreased from 2.85 percent for the same period in 2004, to 2.79 percent for the first nine months of 2005.

Net interest margin for the 2004 period would have been 2.76 percent without the recovery of cash basis interest income of approximately $408,000 and derivative contract-related transaction during the period totaling ($53,000).

Noninterest income increased to $19.42 million for the first nine months of 2005, 10.0 percent, from $17.66 million in the same period of 2004. The increase was due largely to an 84.6 percent increase in loan fees and a 10.6 percent increase in insurance income, generated by BNC Insurance Services from $13.30 million to $14.70 million. Noninterest income represented 60.0 percent of revenues for the recent period, compared with 59.9 percent for the same 2004 period.

Noninterest expense for the first nine months of 2005 was $27.43 million, compared with $25.92 million in the year-ago period. Noninterest expense for the same period of 2004 would have been $25.2 million after excluding the $688,000 termination expense previously mentioned. The increase was attributed to higher staffing and occupancy expenses due to the banking and insurance expansion, increased legal costs, and increased insurance premiums.

Total common stockholders equity increased 19.8 percent to $51.03 million at September 30, 2005, from $42.60 million at December 31, 2004. A significant portion of this increase resulted from the issuance of 575,000 shares of common stock through a private placement offering completed on September 21, 2005. Our return on average common stockholders equity for the three- and nine-month periods ended September 30, 2005 was 6.49 and 10.28 percent, respectively. This compared with 1.14 and 8.42 percent for the three- and nine-month periods ended September 30, 2004, respectively. Our return on average assets for the three- and nine-month periods ended September 30, 2005 was 0.41 and 0.65 percent, respectively. This compared with 0.08 and 0.56 percent for the three- and nine-month periods ended September 30, 2004, respectively.

The tangible book value per common share increased to $6.31, at September 30, 2005, from $4.42, at December 31, 2004. This was a result of the stock offering as well as the net income for the period. Book value per common share decreased slightly to $14.61, at September 30, 2005, from $14.77 at December 31, 2004.

A principal payment of $5.50 million, on a note outstanding with the Bank of North Dakota, was made on October 11, 2005, from the net proceeds of the stock offering. This reduced the balance of this note from $9.4 million to $3.9 million.

There was no provision for credit losses for the third quarter and $250,000 for the nine months ended September 30, 2005, compared to no provision for both the three- and nine-months periods ended September 30, 2004. The ratio of total nonperforming assets to total assets improved to 0.02 percent at September 30, 2005 compared with 0.08 percent at December 31, 2004. The ratio of the allowance for credit losses to total nonperforming loans was 1857 percent at September 30, 2005, strengthening from 607 percent at December 31, 2004. These asset quality ratios improved during 2005 primarily due to a decrease in nonperforming loans during the period.

Nonperforming loans decreased from $549,000 to $173,000 during the nine-month period ending September 30, 2005. The allowance for credit losses as a percentage of total loans was 1.03 percent at September 30, 2005 compared with 1.14 percent at December 31, 2004.

Net Interest Income. The following tables present average balances, interest earned or paid, associated yields on interest-earning assets and costs on interest-bearing liabilities for the three- and nine-month periods ended September 30, 2005 and 2004, as well as the changes between the periods presented. (Amounts are in thousands):

	Three Months Ended September 30,
	2005			2004			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or paid	cost	balance	or paid	cost	balance	or paid	cost
Interest-earning assets
Federal funds sold/interest bearing due from	$17,165	$148	3.42%	$781	$3	1.53%	$16,384	$145	1.89%
Investments - Taxable	188,692	1,880	3.95%	235,389	2,377	4.02%	(46,697)	(497)	-0.07%
Investments - Tax Exempt	46,972	518	4.38%	34,140	403	4.70%	12,832	115	-0.32%
Loans held for sale	84,046	1,192	5.63%	19,032	211	4.41%	65,014	981	1.22%
Loans and leases held for investment	311,461	6,010	7.66%	278,434	4,382	6.26%	33,027	1,628	1.40%
Allowance for loan losses	(3,367)	-		(3,436)	-		69	-
Total interest-earning assets	$644,969	9,748	6.00%	$564,340	7,376	5.20%	$80,629	2,372	0.80%
Interest-bearing liabilities
Interest checking & money market accounts	$242,986	1,411	2.30%	$194,267	511	1.05%	$48,719	900	1.25%
Savings	8,465	17	0.80%	6,563	11	0.67%	1,902	6	0.13%
Certificates of deposit under $100,000	119,803	900	2.98%	96,749	597	2.45%	23,054	303	0.53%
Certificates of deposit $100,000 and over	94,285	1,014	4.27%	64,485	471	2.91%	29,800	543	1.36%
Interest-bearing deposits	465,539	3,342	2.85%	362,064	1,590	1.75%	103,475	1,752	1.10%
Short-term borrowings	15,774	137	3.45%	30,920	140	1.80%	(15,146)	(3)	1.65%
Federal Home Loan Bank advances	90,426	1,131	4.96%	109,064	1,246	4.54%	(18,638)	(115)	0.42%
Long-term borrowings	9,371	142	6.01%	10,100	99	3.90%	(729)	43	2.11%
Subordinated debentures	22,306	520	9.25%	22,180	443	7.95%	126	77	1.30%
Total borrowings	137,877	1,930	5.55%	172,264	1,928	4.45%	(34,387)	2	1.10%
Total interest-bearing liabilities	$603,416	5,272	3.47%	$534,328	3,518	2.62%	$69,088	1,754	0.85%
Net interest income/spread		$4,476	2.53%		$3,858	2.58%		$618	-0.05%
Net interest margin			2.75%			2.72%			0.03%
Notation:
Noninterest-bearing deposits	$68,497	-		$55,908	-		$12,589	-
Total deposits	$534,036	$3,342	2.48%	$417,972	$1,590	1.51%	$116,064	$1,752	0.97%
Taxable equivalents:
Total interest-earning assets	$644,969	$9,860	6.07%	$564,340	$7,413	5.23%	$80,629	$2,447	0.84%
Net interest income/spread	-	$4,588	2.60%	-	$3,895	2.61%	-	$693	-0.01%
Net interest margin	-	-	2.82%	-	-	2.74%	-	-	0.08%

	Nine Months Ended September 30,
	2005			2004			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or paid	cost	balance	or paid	cost	balance	or paid	cost
Interest-earning assets
Federal funds sold/interest bearing due from	$5,776	$148	3.43%	$375	$3	1.07%	$5,401	$145	2.36%
Investments -Taxable	197,059	6,073	4.12%	245,082	7,524	4.10%	(48,023)	(1,451)	0.02%
Investments - Tax Exempt	42,337	1,424	4.50%	34,486	1,206	4.67%	7,851	218	-0.17%
Loans held for sale	78,497	3,051	5.20%	7,442	248	4.45%	71,055	2,803	0.75%
Loans and leases held for investment	301,614	16,373	7.26%	270,412	13,208	6.52%	31,202	3,165	0.74%
Allowance for loan losses	(3,433)	-		(3,919)	-		486	-
Total interest-earning assets	$621,850	27,069	5.82%	$553,878	22,189	5.35%	$67,972	4,880	0.47%
Interest-bearing liabilities
Interest checking & money market accounts	$224,216	3,165	1.89%	$197,051	1,521	1.03%	$27,165	1,644	0.86%
Savings	7,832	47	0.80%	6,624	34	0.69%	1,208	13	0.11%
Certificates of deposit under $100,000	108,124	2,394	2.96%	95,571	1,837	2.57%	12,553	557	0.39%
Certificates of deposit $100,000 and over	84,072	2,457	3.91%	54,783	1,354	3.30%	29,289	1,103	0.61%
Interest-bearing deposits	424,244	8,063	2.54%	354,029	4,746	1.79%	70,215	3,317	0.75%
Short-term borrowings	27,320	621	3.04%	30,094	357	1.58%	(2,774)	264	1.46%
Federal Home Loan Bank advances	101,262	3,532	4.66%	111,254	3,707	4.45%	(9,992)	(175)	0.21%
Long-term borrowings	9,607	395	5.50%	9,132	280	4.10%	475	115	1.40%
Subordinated debentures	22,319	1,496	8.96%	22,203	1,296	7.80%	116	200	1.16%
Total borrowings	160,508	6,044	5.03%	172,683	5,640	4.36%	(12,175)	404	0.67%
Total interest-bearing liabilities	$584,752	14,107	3.23%	$526,712	10,386	2.63%	$58,040	3,721	0.60%
Net interest income/spread		$12,962	2.59%		$11,803	2.72%		$1,159	-0.13%
Net interest margin			2.79%			2.85%			-0.06%
Notation:
Noninterest-bearing deposits	$64,052	-		$48,607	-		$15,445	-
Total deposits	$488,296	$8,063	2.21%	$402,636	$4,746	1.57%	$85,660	$3,317	0.64%
Taxable equivalents:
Total interest-earning assets	$621,850	$27,803	5.98%	$553,878	$22,811	5.50%	$67,972	$4,992	0.48%
Net interest income/spread	-	$13,696	2.75%	-	$12,425	2.87%	-	$1,271	-0.12%
Net interest margin	-	-	2.94%	-	-	3.00%	-	-	-0.06%

Provision for Credit Losses. The provision for credit losses was $0 and $250,000, respectively, for the three- and nine-month periods ended September 30, 2005 compared to $0 for the three- and nine-month periods ended September 30, 2004. See “Comparison of Financial Condition at September 30, 2005 and December 31, 2004 – Allowance for Credit Losses.”

Noninterest Income. The following table presents the major categories of our noninterest income for the three- and nine-month periods ended September 30, 2005 and 2004 as well as the amount and percent of change between the periods. Significant changes are discussed in lettered explanations following the table (amounts are in thousands):

Noninterest Income	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Insurance income	$4,262	$4,312	$(50)	(1.2)	$14,699	$13,296	$1,403	10.6	(a)
Fees on loans	748	455	293	64.4	2,529	1,370	1,159	84.6	(b)
Service charges	212	214	(2)	(0.9)	607	635	(28)	(4.4)
Trust and financial services	162	120	42	35.0	455	378	77	20.4
Brokerage income	112	95	17	17.9	286	448	(162)	(36.2)	(c)
Rental income	6	25	(19)	(76.0)	17	86	(69)	(80.2)
Net gain on sales of securities	-	116	(116)	(100.0)	(67)	167	(234)	(140.1)
Other	210	261	(51)	(19.5)	894	1,280	(386)	(30.2)
Total noninterest income	$5,712	$5,598	$114	2.0	$19,420	$17,660	$1,760	10.0
Noninterest income as a percent of revenues	56.1%	59.2%		(3.1)	60.0%	59.9%		0.1

(a) Increase due to continuing expansion of the insurance segment.

(b) Increase primarily due to commercial real estate transactions generated by the Minneapolis and Phoenix offices and increased loan volume through our special residential mortgage financing loan program.

(c) Decrease due to lower volume of business.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- and nine-month periods ended September 30, 2005 and 2004 as well as the amount and percent of change between the periods. (amounts are in thousands):

Noninterest Expense	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Salaries and employee benefits	$5,525	$6,021	$(496)	(8.2)	$16,664	$16,194	$470	2.9	(a)
Occupancy	759	718	41	5.7	2,234	1,973	261	13.2
Professional services	582	417	165	39.6	1,609	1,151	458	39.8	(b)
Depreciation and amortization	388	416	(28)	(6.7)	1,193	1,226	(33)	(2.7)
Office supplies, telephone and postage	344	381	(37)	(9.7)	1,062	1,052	10	1.0
Amortization of intangible assets	279	326	(47)	(14.4)	935	946	(11)	(1.2)
Marketing and promotion	245	244	1	0.4	725	783	(58)	(7.4)
FDIC and other assessments	57	51	6	11.8	167	153	14	9.2
Other	953	793	160	20.2	2,850	2,439	411	16.9
Total noninterest expense	$9,132	$9,367	$(235)	(2.5)	$27,439	$25,917	$1,522	5.9
Efficiency ratio	89.6%	99.1%		(9.5)	84.7%	88.0%		(3.3)
Total operating expenses as a percentage of average assets, annualized	5.0%	5.8%		(0.8)	5.2%	5.5%		0.3

(a)

Decrease in three months ended September 30 2005 due to severance amounts paid to a former executive officer in the third quarter of 2004. Increase in the nine months ended September 30, 2005 due to higher staffing and occupancy expenses related to continuing expansion in the banking, insurance and asset management segments.

(b)	Due primarily to legal fees related to ongoing litigation. See prior quarter 10-Q for more information.

Income Tax Provision. Our provision for income taxes for the quarter ended September 30, 2005 increased $339,000 as compared to the same period in 2004 due to the increase in pre-tax income. The estimated effective tax rate for the three-month period ended September 30, 2005 was 28.8 percent.

Earnings per Common Share. See Note 3 to the interim consolidated financial statements included under Item 1 for a summary of the EPS calculations for the three- and nine-month periods ended September 30, 2005 and 2004.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Assets. The following table presents our assets by category as of September 30, 2005 and December 31, 2004, as well as the amount and percent of change between the two dates. Significant changes are discussed in lettered explanations below the table (amounts are in thousands):

	September 30,	December 31,	Change
Assets	2005	2004	$	%
Cash and due from banks	$17,389	$11,867	$5,522	46.5	(a)
Interest-bearing deposits with banks	-	14	(14)	(100.0)
Investment securities available for sale	224,045	235,916	(11,871)	(5.0)
Federal Funds Sold	7,500	-	7,500	100.0
Federal Reserve Bank and Federal Home Loan Bank Stock	6,013	7,541	(1,528)	(20.3)
Loans held for sale	115,923	60,197	55,726	92.6	(b)
Loans and leases, net	309,732	290,479	19,253	6.6
Premises and equipment, net	21,978	21,799	179	0.8
Interest receivable	3,432	2,686	746	27.8
Other assets	13,644	13,357	287	2.1
Goodwill	21,839	21,779	60	0.3
Other intangible assets, net	7,140	8,075	(935)	(11.6)
Total assets	$748,635	$673,710	$74,925	11.1

(a)	Balance at September 30, 2005 includes approximately $4.0 million of cash letter credits that we did not receive credit for until Monday, 10/03/05.
(b)	Increase attributable to higher loan volume generated by our special residential mortgage financing loan program.

Loan Portfolio.

The banking segment’s primary source of income is interest earned on loans held for investment. Total loans held for investment, net of unearned income and unamortized fees and costs, increased $18.9 million, or 6.4 percent to, $313.7 million at September 30, 2005, from $294.7 million at December 30, 2004.

The following table presents the composition of our loan portfolio as of dates indicated:

	September 30,		December 31,
	2005		2004
	Amount	%	Amount	%
Commercial and Industrial	$79,753	25.7	$75,460	26.0
Real estate mortgage	127,050	41.0	129,321	44.5
Real estate construction	76,073	24.6	68,967	23.7
Agricultural	13,601	4.4	13,919	4.8
Consumer/other	15,843	5.1	5,480	1.9
Lease financing	1,350	0.4	1,540	0.5
Total principal amount of loans	313,670	101.3	294,687	101.4
Unearned income and net unamortized deferred fees and costs	(726)	(0.2)	(873)	(0.3)
Loans, net of unearned income and unamortized fees and costs	312,944	101.0	293,814	101.1
Less allowance for credit losses	(3,212)	(1.0)	(3,335)	(1.1)
Net loans	$309,732	100.0	$290,479	100.0

Loan Participations.

Pursuant to our lending policy, loans may not exceed 85 percent of the Bank’s legal lending limit (except to the extent collateralized by U.S. Treasury securities or Bank deposits and, accordingly, excluded from the Bank’s legal lending limit) unless the Chief Credit Officer and the Executive Credit Committee grant prior approval. To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Bank sells loan participations to outside participants without recourse.

Loan participations sold on a nonrecourse basis to outside financial institutions were $181.61 million as of September 30, 2005 compared to $131.32 as of December 31, 2004.

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

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three- and nine-month periods ended September 30, 2005 and 2004 (amounts are in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$3,538	$3,443	$3,335	$4,763
Provision for credit losses	-	-	250	-
Loans charged off	(358)	(23)	(555)	(1,596)
Loans recovered	32	4	182	257
Balance, end of period	$3,212	$3,424	$3,212	$3,424
Ending loan portfolio	$312,944	$323,074
Allowance for credit losses as a percentage of ending portfolio	1.03%	1.06%

Loans charged off during the first nine months of 2005 totaled $555,000, representing a $1.0 million decrease over loans charged off during the first nine months of 2004. The decrease was primarily attributable to charge-offs related to one commercial loan. The loan was to a contractor on which we charged off, in the first quarter of 2004, approximately $1.2 million. In June of 2004, we collected $162,000 related to this loan.

Net charge-offs as a percentage of average total loans held for investment for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Ratio of net charge-offs to average total loans held for investment	(0.10)%	(0.01)%	(0.12)%	(0.48)%
Ratio of net charge-offs to average total loans held for investment, annualized	(0.39)%	(0.03)%	(0.16)%	(0.64)%

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

Nonperforming Assets. Our nonperforming assets have decreased from $549,000 to $173,000 during the nine-month period ended September 30, 2005 due to a decrease in nonperforming loans.

	September 30,	December 31,
	2005	2004
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$-	$25
Nonaccrual loans	173	524
Restructured loans	-	-
Total nonperforming loans	173	549
Other real estate owned and repossessed assets	-	-
Total nonperforming assets	$173	$549
Allowance for credit losses	$3,212	$3,335
Ratio of total nonperforming assets to total assets	0.02%	0.08%
Ratio of total nonperforming loans to total loans	0.06%	0.19%
Ratio of allowance for credit losses to total nonperforming loans	1857%	607%

Liabilities. The following table presents our liabilities by category as of September 30, 2005 and December 31, 2004 as well as the amount and percent of change between the two dates. (Amounts are in thousands):

	September 30,	December 31,	Change
Liabilities	2005	2004	$	%
DEPOSITS:
Noninterest-bearing	$74,480	$63,386	$11,094	17.5	(a)
Interest-bearing -
Savings, interest checking and money market	282,130	210,887	71,243	33.8	(a)
Time deposits $100,000 and over	74,808	83,952	(9,144)	(10.9)
Other time deposits	129,217	97,118	32,099	33.1	(a)
Short-term borrowings	7,029	33,697	(26,668)	(79.1)	(b)
Federal Home Loan Bank Advances	87,200	97,200	(10,000)	(10.3)	(b)
Long-term borrowings	9,366	10,079	(713)	(7.1)
Guaranteed preferred beneficial interests in company’s subordinated debentures	22,387	22,509	(122)	(0.5)
Other liabilities	10,984	11,036	(52)	(0.5)
Total liabilities	$697,601	$629,864	$67,737	10.8

(a) The sources of these increased deposits included insurance clients in the Phoenix office, substantial increases from existing bank customers and active marketing efforts at all locations to attract new customers.

(b) Planned decrease due to increase in deposits.

Stockholders’ Equity. Our stockholders’ equity increased $7.19 million between December 31, 2004 and September 30, 2005. On September 30, 2005, we received approximately net proceeds of $5.84 million from a private placement offering of 575,000 shares of our common stock. These proceeds, along with earnings of approximately $3.45 million, were the major contributors to the increase in stockholders equity. The increase was somewhat offset by our repurchase of $1.25 million of preferred stock in the first two quarters of 2005.

Capital Adequacy. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of September 30, 2005:

	Tier 1 Risk-	Total Risk-	Tier 1 Leverage
	Based Ratio	Based Ratio	Ratio
BNCCORP, consolidated	8.08%	9.72%	5.79%
BNC National Bank	9.63%	10.27%	6.90%

As of September 30, 2005, the Company and the Bank exceeded capital adequacy requirements and the Bank was considered “well capitalized” under prompt corrective action provisions.

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

The following table sets forth, for the nine months ended September 30, 2005 and 2004, a summary of our major sources and (uses) of funds. (Amounts are in thousands):

	For the Nine Months Ended September 30,

Major Sources and (Uses) of Funds	2005	2004
Net increase in deposits	$105,292	$30,492
Net increase in loans	(19,515)	(41,115)
Net increase in Loans Held for Sale	(55,726)	-
Net (decrease) in short-term borrowings	(26,668)	(1,514)

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

As of September 30, 2005, we had established three revolving lines of credit with banks totaling $17.5 million all of which remained available for advance. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. At September 30, 2005, we also had the ability to draw additional FHLB advances based upon the mortgage loans and securities that were pledged, subject to a requirement to purchase additional FHLB stock.

Critical Accounting Policies

The following critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses and income taxes.

Allowance for Credit Losses.

Goodwill Impairment.

Interest Income Recognition.

Income Taxes.

Refer to the 2004 10-K for information regarding these policies

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

Our primary tool in measuring and managing interest rate risk is net interest income simulation. We monitor the results of the net interest income simulation on a quarterly basis at regularly scheduled asset/liability committee (“ALCO”) meetings. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Changes in prepayment behavior of the residential mortgage, collateralized mortgage obligation, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet planning accounts are held constant at their September 30, 2005 levels. Cash flows from a given planning account are reinvested back into the same planning account so as to keep the month-end balance constant at its September 30, 2005 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

The scenarios modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon projected. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at September 30, 2005 of 6.75 percent to 7.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. Given the relatively low absolute level of market interest rates as of September 30, 2005, the declining rate scenarios analyses are limited to -100bp and -200bp.

The net interest income simulation result for the 12-month horizon is shown below:

Net Interest Income Simulation
(Amounts in thousands)

Movement in interest rates	-200bp		-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	16,412		17,892	18,822	19,483	19,853	20,115
Percentage change from rates unchanged scenario	-12.80%	(a)	-4.94%	0.00%	3.51%	5.48%	6.87%
Policy guidelines decline limited to	-10.00%		-5.00%	--	-5.00%	- 10.00%	-15.00%

(a) Asset/Liability Management Committee approved this variance in the October meeting.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10 and 15 percent from the rates unchanged scenario for the +/- 100bp, 200bp and 300bp interest rate ramp scenarios, respectively. In the case with the 200bp scenario above, where the decline falls outside of these limits, the ALCO reviewed the circumstances surrounding the exception and considering the level of net interest income generated in the scenario and other related factors, recommended strategies aimed at bringing the respective scenario within the general guidelines noted above.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, this analysis is based on our assets and liabilities as of September 30, 2005 and does not contemplate any actions we might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2005, for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, Additionally, there were no changes in the Company’s disclosure controls or internal controls over financial reporting during the third quarter of 2005 that have materially affected or are reasonably likely to materially affect those internal controls subsequent to the date of the most recent evaluation by our CEO and CFO.

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

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2005, BNCCORP issued 575,000 shares of its common stock in a private placement offering resulting in gross proceeds of $6.61 million. Sandler O’Neill & Partners, L.P. served as the exclusive placement agent and received a fee of seven percent of the gross proceeds, plus reasonable out-of-pocket expenses. The net proceeds were approximately $5.84 million. The offering was conducted as a private placement in reliance on the exemptions from registration provided by Section 4(2) of the securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 6. Exhibits

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNCCORP, Inc.

Date:	November	10	, 2005	By	/s/ Gregory K. Cleveland
					Gregory K. Cleveland
					President and Chief Executive Officer

				By	/s/ Neil M. Brozen
					Neil M. Brozen
					Chief Financial Officer