Form 10-K
period 2005-12-31
BNCCORP INC
filed 2006-03-29
CIK 945434

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26290

BNCCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0402816 (I.R.S. Employer Identification No.)

322 East Main Avenue Bismarck, North Dakota (Address of principal executive office)	58501 (Zip Code)

Registrant’s telephone number, including area code: (701) 250-3040

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $23,512,054.

The number of shares of the Registrant’s common stock outstanding on March 15, 2006 was 3,449,259.

Documents incorporated by reference. Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III hereof.

BNCCORP, INC.

PART I

The discussions contained in this Annual Report on Form 10-K which are not historical in nature may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve risks and uncertainties. We caution readers that these forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and expenses of the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates, including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional factors that might cause such differences, see Item 1B. “Risk Factors.”

We refer to “we,” “our,” “BNC” or the “Company” when such reference includes BNCCORP, Inc. and its consolidated subsidiaries, collectively; “BNCCORP” when referring only to BNCCORP, Inc.; “the Bank” when referring only to BNC National Bank; “BNC Insurance ” when referring only to BNC Insurance Services Inc.; and “BNC AMI” when referring only to BNC Asset Management, Inc.

Item 1. Business

General

BNCCORP is a diversified financial services holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Bismarck, North Dakota. We are dedicated to providing a broad range of services and products, including banking, insurance and wealth management services and high level customer service to businesses and individuals within the communities we serve. We operate 27 locations, most of which are located in our primary market areas of Arizona, Minnesota and North Dakota. We offer a wide variety of traditional and nontraditional financial products and services in order to meet the financial needs of our customer base, establish new relationships in the markets we serve and expand our business opportunities.

We began operations in North Dakota in 1987 as a traditional community bank relying primarily on local relationship banking with small and mid-sized businesses, professionals and consumers. Our strategic vision was to expand our business into attractive markets that would complement our North Dakota base. To achieve this vision, we became a public company in 1995 and established banking operations in Minnesota and Arizona in 1996 and 2001, respectively.

Our three core businesses are banking, insurance and wealth management:

•

Banking. The Bank is a nationally chartered commercial bank headquartered in Phoenix, Arizona. Through the Bank, we provide a wide variety of business banking services to small and mid-sized businesses, business owners, professionals and consumers in our primary market areas of Arizona, Minnesota and North Dakota. These services include business financing and commercial mortgages, corporate cash management and credit card processing programs. The Bank also offers a full range of consumer lending and deposit options. As of December 31, 2005, the Bank had 12 branch locations in North Dakota with deposits of $283.4 million, 4 locations in Minnesota with deposits of $105.2 million, and 4 locations in Arizona with deposits of $124.0 million. As of December 31, 2005, the Bank also held $36.2 million in brokered and national certificates of deposits.

•

Insurance. Through BNC Insurance, we provide a full range of insurance and risk management services through its offices located in Phoenix, Tucson, Prescott Valley and Cottonwood, Arizona; Minneapolis, Minnesota; Bismarck and Mandan, North Dakota; Salt Lake City, Utah and Englewood, Colorado. Its clients range from large, established companies to emerging businesses in nearly every industry. We acquired BNC Insurance (formerly Milne Scali & Company, Inc.), one of the largest independent insurance brokerage firms in Arizona, in 2002. Acquisitions in 2002, 2003 and 2004 have significantly broadened the geographical reach of our insurance business and our client base. For the year ended December 31, 2005, we had insurance revenue of approximately $18.8 million.

•

Wealth Management. Through BNC AMI and the Bank’s trust and professional service division, we provide an extensive complement of financial services options, including asset management, trust, financial, business, estate and tax planning, estate administration, agency accounts, payroll services, accounting services and employee benefit plan design and administration. We provide retirement accounts and planning services and tax preparation and also offer financial services alternatives such as securities trading, investment management, mutual funds and annuities in affiliation with Raymond James Financial Services, Inc. through our Bismarck and Minneapolis locations.

Diversified Business Base

Our three core segments of banking, insurance and wealth management allows us to offer a wide range of services that is responsive to the financial needs of our customers, while also diversifying and balancing our sources of revenue.

Banking segment

BNC National Bank operates 20 banking branch offices in Arizona, Minnesota and North Dakota. Known for its business banking services such as business financing and commercial mortgages, corporate cash management and credit card processing programs, our banking segment also offers a full range of consumer lending and deposit options. The Bank is differentiated by its service culture of “high personal touch,” supported by effective technology. Among the services offered are online banking and bill pay, telephone banking operations, and products such as the “Sweep/Repo” account, the “Wealthbuilder” family of variable rate interest checking and money market deposit products and the BNC cash back debit card.

The banking segment’s loans primarily consist of commercial and industrial loans, real estate mortgage and construction loans, along with our mortgage loan financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by a mortgage company. In allocating our assets among loans, investments and other earning assets, we attempt to maximize return while managing risk at acceptable levels. Our primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-sized businesses and professionals. We offer a broad range of commercial and consumer lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage and construction loans, consumer loans and equipment financing. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, size and maturity of the loans, underwriting and servicing costs, the extent of other banking relationships maintained by customers and the Bank’s cost of funds. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations. For more information on our lending activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio” included under Item 7 of Part II.

Each of our bank branches offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market deposits and certificates of deposit. During 2005, we increased total deposits $93.4 million, or 20.5 percent.

Our Wealthbuilder family of interest checking and money market deposit accounts continues to be popular. These are competitively priced floating rate accounts with rates variable at our discretion. The Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one of which would have a material adverse effect on our business. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, the nature of other banking relationships with the depositor, the current interest rate environment and rates paid by competitors on similar deposits.

The Bank offers customer repurchase agreements to acquire funds from customers where the customers require or desire to have their funds supported by collateral consisting of investment securities of the Bank and accepts brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when management believes such transactions are beneficial to the Bank.

The Bank can place large customer deposits into smaller denomination (fully FDIC-insured) certificates of deposit at multiple institutions through the Certificate of Deposit Account Registry ServicesSM (CDARSSM). This provides the Bank’s large deposit customers with FDIC insurance on their entire balances (up to $25.0 million) and the convenience of managing their certificates of deposit investments through a single bank relationship. We had $60.0 million of such deposits at December 31, 2005. For more information on our deposit activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of Part II.

Our banking segment also offers services such as travelers’ checks, MasterCard and Visa merchant deposit services and, in some markets, safe deposit, lockbox and messenger services.

Insurance segment

BNC Insurance has offices in Arizona (Phoenix, Tucson, Cottonwood and Prescott Valley), Minnesota (Minneapolis), North Dakota (Bismarck and Mandan), Utah (Salt Lake City), and Colorado (Englewood, a suburb of Denver). BNC Insurance is an independent insurance agency representing many of the nation’s leading insurance carriers.

BNC Insurance serves local, regional and national businesses. Its clients range from large, established companies with hundreds of millions in sales to emerging businesses with growing needs. It serves clients in nearly every industry, including construction, real estate development, manufacturing, distribution and wholesale, professionals, government, financial institutions, retail, and service industries. The only industry in which BNC Insurance Services has a concentration (defined as 35 percent of commissions or more) is the construction industry in the Arizona market. This customer base includes general contractors and commercial trade contractors.

BNC Insurance provides a wide array of products and services, including but not limited to:

Business insurance such as property, liability, fleet auto, workers’ compensation, errors and omissions, directors and officers, employment practices, crime and employee dishonesty, umbrella and excess, boiler and machinery, surety and bonds, flood and earthquake.

Risk management such as risk and loss control services, risk transfer analysis, risk consulting, risk management program design and implementation.

Group benefits insurance such as health, life, dental, disability, 401(k) s and SEPs, prepaid legal, key man protection, buy/sell protection, estate and business continuation.

Association and affinity group insurance programs such as group auto and homeowners benefit plans, product liability programs, workers’ compensation groups, self-insured pools, risk retention groups, captive and rent-a-captive operations.

Personal lines such as homeowners and renters, personal articles floater, automobile, watercraft, aircraft, flood and earthquake, umbrella and life.

The insurance segment will typically have its strongest performance in the first quarter of each fiscal year as profit sharing payments from insurance carriers are generally received during that quarter. The insurance segment continues to be an important and significant part of our business with a primary focus on profit.

Wealth management segment

The wealth management segment, formerly referred to as asset management, is comprised of the Bank’s trust and financial services departments and BNC AMI. Wealth management provides customers with an extensive complement of financial services. The trust and financial services department, presently operating out of Minneapolis and Bismarck, also provides personal trust, business retirement planning design and administration, asset management, estate administration, estate and tax planning, accounting services, and tax preparation. The trust department acts as trustee, agent, or custodian for 401k, profit-sharing, defined benefit and ESOP plans.

Descriptions of the key wealth management services are:

Personal trusts – we serve as trustee, administrator and advisor for clients who wish to develop strategies for transferring wealth to subsequent generations, charitable planning, as well as living and testamentary trusts. We work closely with clients and their other professional advisors to provide a detailed plan for meeting our clients’ long-term financial need, recognizing that each client has unique financial goals.

Employee benefits – we provide complete turn-key services, from plan design, implementation, administration, recordkeeping to investments, to assist business owners in with their employee retirement plans. We serve as trustee, custodian or administrator depending on the client needs, conduct annual group and one-on-one meetings with employees, provide Internet access and daily valuations. The types of plans we offer include 401(k), defined benefit and profit-sharing.

Investment management – we provide our investment services directly through our own investment professionals and indirectly through our relationships with numerous external money management firms.

BNC AMI, in affiliation with Raymond James Financial Services, Inc. offers securities trading, investment management, mutual funds and annuities. Investment representatives operate out of Minneapolis and Bismarck.

Revenues from external customers, measures of profit and/or loss and total assets for each of the segments listed above are presented in Note 15 to the Consolidated Financial Statements included under Item 8 of Part II.

Attractive Markets

Our three primary markets are: Phoenix, Minneapolis, and Bismarck. Each of these markets enjoys solid economic bases with what we believe are compelling long-term growth potential.

Phoenix has been one of the fastest growing areas of the country in population and personal income for the past several years. The population is expected to continue increasing at a rate of more than 100,000 persons per year. The housing sector’s strength is expected to continue due to the Phoenix metropolitan area’s large stretches of undeveloped land, new jobs and resort climate. Low interest rates and affordable home prices have also helped to make the Phoenix housing market attractive. Tourism, retirement and job creation in such industries as software and biotechnology are among the additional drivers of the economy, according to studies by the University of Arizona.

During 2005 Phoenix led the nation in both job creation and new housing starts. For 2006 the University of Arizona is projecting that these trends will continue with the metro Phoenix population growing by 130,000 persons and new job creation growing by 77,000. Local experts are projecting 60,000 new housing starts for 2006. Major employment sectors include construction and housing, retail and service, tourism, and government. Job creation diversification will be enhanced by the recent announcements that Intel has started a $3 billion expansion of their facilities for a computer chip plant that will ultimately add over 1,000 new jobs and by Google of their intention to locate an engineering facility in metro Phoenix that will create over 600 new jobs. Segments with significant operations in the Arizona market include banking and insurance. We expect to expand the wealth management segment in Phoenix in 2006.

The Minneapolis-St. Paul Metropolitan area is the 15th largest in the United States. It is the fastest growing metropolitan area in the Midwest and the eighth fastest growing area in the U.S. Sixteen of the FORTUNE 500 "Largest U.S. Corporations" are headquartered in the metro area. The area is also home to a total of 30 FORTUNE 1000 companies and several of the world's largest private companies.

Minneapolis-St. Paul has a strong and diversified business base. Regional strengths include: a highly educated work force, access to advanced technologies, excellent transportation, low cost energy, and available capital. With over 1,300 technology intensive firms, Minneapolis-St. Paul has one of the largest concentrations of high technology businesses in the nation. Recent data ranks the Twin Cities 11th in retail sales among major metropolitan areas. Banking and wealth management are the primary segments operating in the Twin Cities area.

Bismarck-Mandan, our largest market area in North Dakota, is characterized by low unemployment and generally favorable economic conditions. Bismarck is not only the state capital, but also the trade and transportation hub for South Central North Dakota. The area is experiencing strong residential and commercial growth, and its diverse economic base includes energy, health care, agriculture and an expanding data processing/customer service component. Several national retail chains have opened new locations in the Bismarck-Mandan area during 2005 and several more are planned for 2006. The banking, insurance and wealth management services segments are all represented in the North Dakota market.

Our insurance segment also has operations in Englewood, Colorado and Salt Lake City, Utah.

Individually, each of our key markets presents strong potential demand for our range of financial services offerings. Together, we believe they provide attractive business opportunities and balance our exposure to regional economic cycles.

The following table presents total deposits and gross loans outstanding at each of our banking locations as of December 31, 2005 (in thousands):

		Gross Loans Held
		for Investment
Location	Total Deposits	Outstanding
North Dakota:
Bismarck	$154,535	$102,682
Crosby	19,174	148
Ellendale	11,284	598
Garrison	15,443	503
Kenmare	10,810	191
Linton	42,081	8,660
Stanley	19,469	875
Watford City	10,594	82
North Dakota Totals	283,390	113,739
Minnesota:
Golden Valley	29,119	6,884
Minneapolis	76,045	101,247
Minnesota Totals	105,164	108,131
Arizona:
Phoenix	45,982	70,223
Scottsdale	65,626	18,808
Tempe	12,389	202
Arizona Totals	123,997	89,233
Other Deposits:
Brokered and National market deposits	36,239	-
Total	$548,790	$311,103

Regional Community Banking Philosophy

In order to meet the demands of the increasingly competitive banking and financial services industries, we employ a regional community banking philosophy. This philosophy is based on our belief that banking and financial services clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services. With this philosophy we are better able to build successful and broadly based client relationships. The primary focus for our relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities in which they serve so that they are able to capitalize on their efforts through expanded business opportunities. While client service decisions and day-to-day operations are maintained at each location, our broad base of financial services offers the advantage of affiliation with service providers who can provide extended products and services to our clients. Additionally, BNCCORP and the Bank provide centralized administrative functions, including credit and other policy development and review, internal audit and compliance services, investment management, data processing, accounting, loan servicing and other specialized support functions.

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

Competition

The deregulation of the banking industry and the availability of nationwide interstate banking have increased the level of competition in our already intensely competitive market areas. The increasingly competitive environment is a result of changes in regulation, technology and product delivery systems and the pace of consolidation among financial services providers. The Bank and its subsidiaries compete for deposits, loans, insurance and brokerage, trust and financial services as well as customers with numerous providers of similar products and services. Principal competitors include multi-regional financial institutions as well as large and small thrifts, independent banks, credit unions, many national and regional brokerage companies, mortgage companies, insurance companies, finance companies, money market funds and other nonbank financial service providers. Some of these competitors are much larger in total assets and capitalizations, including the availability of larger legal lending limits, have greater access to capital markets and offer a broader range of financial services than BNC. In addition, some of the nonbank financial institutions that compete with us are not subject to the extensive Federal regulations that govern our operations.

In order to compete with other financial services providers, the Bank and its subsidiaries principally rely on personal relationships established by officers, directors and employees with their customers, specialized services tailored to meet the needs of the communities served and cross selling efforts among the various segments within our organization. We believe that many of our competitors have emphasized retail banking and financial services for large companies, leaving the small and mid-sized business market underserved. This has allowed us to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and our future profitability will depend on our ability to continue to compete successfully in our market areas.

Supervision and Regulation

General

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

Primary Regulators

BNCCORP is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHCA”), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). BNCCORP is required to file periodic reports with the Federal Reserve and such other reports as the Federal Reserve may require pursuant to the BHCA. The Bank is a national banking association and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (“OCC”). Since the Federal Deposit Insurance Corporation (“FDIC”) insures the deposits of the Bank, the Bank is also subject to regulation and supervision by the FDIC. Additionally, the Bank is a member of the Federal Reserve System. Every state has a Department of Insurance that primarily acts as a consumer advocate. BNC Insurance as a company has an insurance resident license in Arizona, North Dakota, Minnesota, Utah, and Colorado and a nonresident license in almost every other state. All insurance producers are licensed in all relevant states.

If any regulatory agency determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a bank or bank holding company’s operations are unsatisfactory or that the bank or bank holding company or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the bank’s deposit insurance and/or revoke the bank’s charter or the bank holding company’s registration.

Acquisitions and Permissible Activities

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

Transactions with Affiliates

Under Section 23A of the Federal Reserve Act (“Act”), certain restrictions are placed on loans and other extensions of credit by the Bank to BNCCORP which is defined as an “affiliate” of the Bank under the Act. Section 23B of the Act places standards of fairness and reasonableness on other transactions of the Bank with its affiliates. The Federal Reserve’s Regulation W implements Sections 23A and 23B of the Act and codifies many previously issued Federal Reserve interpretations of those sections.

Anti-Tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Restrictions on Loans to One Borrower

Under Federal law, permissible loans to one borrower by banks are generally limited to 15 percent of the bank’s unimpaired capital, surplus, undivided profits and credit loss reserves. The Bank seeks participations to accommodate borrowers whose financing needs exceed its lending limits or internally established credit concentration limits. The Bank’s legal lending limit was approximately $7.9 million as of December 31, 2005.

Loans to Executive Officers, Directors and Principal Stockholders

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to principal stockholders of BNCCORP and to directors and certain executive officers of the Bank (and BNCCORP and its nonbank subsidiaries provided certain criteria are met) and to “related interests” of such principal stockholders, directors and officers. In addition, any director or officer of BNCCORP or the Bank or principal stockholder of BNCCORP may be limited in his or her ability to obtain credit from financial institutions with which the Bank maintains correspondent relationships. For further information regarding loans to related parties see Note 21 to the Consolidated Financial Statements included under Item 8 of Part II.

Interstate Banking and Branching

The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state.

Capital Adequacy

The capital adequacy of BNCCORP and the Bank is monitored by the Federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Bank to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of the Bank, should the Bank become “undercapitalized” under capital guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources and Expenditures” included under Item 7 of Part II and Note 17 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion regarding the capital status of BNCCORP and the Bank.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. At December 31, 2005, the Bank exceeded the required ratios for classification as well capitalized. See Note 17 to the Consolidated Financial Statements included under Item 8 of Part II for further information regarding regulatory capital.

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

Safety and Soundness Standards

The Federal banking agencies have adopted guidelines designed to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits. Additionally, the Federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: conduct periodic asset quality reviews to identify problem assets; estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; compare problem asset totals to capital; take appropriate corrective action to resolve problem assets; consider the size and potential risks of material asset concentrations; and provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Dividend Restrictions

Dividends from bank subsidiaries often constitute a principal source of income to a bank holding company. Federal rules limit a bank’s ability to pay dividends to its parent bank holding company in excess of amounts generally equal to the bank’s net profits from the current year plus retained net profits for the preceding two years or if the payment would result in the bank being considered “undercapitalized” under regulatory capital guidelines. Bank regulatory agencies also have authority to prohibit a bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. At December 31, 2005 approximately $11.4 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income areas. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The Federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities of the Bank. A Bank’s compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on its lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As a result of its most recent CRA assessment, the Bank was rated satisfactory under this rating system.

Deposit Insurance

Through the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. FDIC-insured depository institutions that are members of the BIF and SAIF pay insurance premiums at rates based on their assessment risk classification, which is determined in part based on the institution’s capital ratios and in part on factors that the FDIC deems relevant to determine the risk of loss to the insurance funds. Assessment rates currently range from zero to 27 cents per $100 of deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. The FDIC may terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on our earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2005 at approximately $0.0033 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Cross-Guarantee

The Financial Institutions, Reform, Recovery and Enforcement Act of 1989 provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank subsidiary of a bank holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company’s other subsidiary banks or assistance provided to such an institution in danger of default.

Support of Banks

Bank holding companies are also subject to the “source of strength doctrine” which requires such holding companies to serve as a source of “financial and managerial” strength for their subsidiary banks and to conduct its operations in a safe and sound manner. Additionally, it is the Federal Reserve’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

Registration with the Securities and Exchange Commission

BNCCORP’s securities are registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act. As such, BNCCORP is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

Conservator and Receivership Powers

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

Bank Secrecy Act

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

Consumer Laws and Regulations

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act expands the powers of banks and bank holding companies to sell any financial product or service, closes the unitary thrift loophole, reforms the Federal Home Loan Bank (“FHLB”) System to increase community banks’ access to loan funding, protects banks from discriminatory state insurance regulation and establishes a new framework for the regulation of bank and bank holding company securities brokerage and underwriting activities. The Financial Modernization Act also includes provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

USA Patriot Act of 2001

The USA Patriot Act of 2001 contains sweeping anti-money laundering and financial transparency laws and requires various regulations including: due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non U.S. persons; standards for verifying customer identification at the time of account opening; rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000 and; filing of suspicious activity reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Changing Regulatory Structure

The Federal Reserve, OCC and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. The agencies’ authority has been expanded by Federal legislation in recent years. In addition, state banking authorities possess significant authority to address violations of their state’s banking laws by banks operating in their respective states.

Employees

At December 31, 2005, we had 319 employees, including 303 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory. Approximate employees by segment were as follows as of December 31, 2005: banking, 163; insurance, 138; bank holding company, 5; and wealth management services, 13.

Item 1A. Risk Factors

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

Failure to successfully execute our growth strategy can negatively impact our profitability. Our financial performance and profitability depends on our ability to execute our growth strategy. Future acquisitions, expansion into new markets and continued growth can present operating and other issues that could have an adverse effect on our business, financial condition and results of operations. Our financial performance will also depend on our ability to maintain profitable operations through implementation of our banking and financial services philosophies, including our efforts to leverage our existing client relationships. There can be no assurance that we will be able to execute our growth strategy or maintain any particular level of profitability.

Our strategy of increasing our efforts to expand our wealth management segment may be unsuccessful. We expect to devote significant managerial resources toward the continued development of our wealth management business. We also anticipate attracting financial professionals who may require high levels of compensation commensurate with their experience levels and existing client relationships. Our business strategy may not be successful, and we can provide no assurances that we can manage this expansion adequately or profitably. We may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to our overall operations.

Regional presences and related economic conditions could adversely affect our operating results. Our focus in the Arizona, Minnesota and North Dakota regions could adversely affect our results of operations if economic and business conditions in any of these regions were to exhibit weaknesses. A prolonged decline in economic or business conditions in our market areas, in particular in those industries, in which we have credit concentrations, could have a material impact on the quality of our loan portfolio or the demand for our other products and services, which in turn may have a material adverse effect on our results of operations. Weakening in the national economy might further exacerbate local or regional economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

Changes in market interest rates can significantly impact our earnings and directly influence the performance of our banking and insurance segments. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and investment securities, rates paid on deposits and borrowings and the value of our derivative contracts and their associated impact on earnings. The relationship between the interest income received on loans and investment securities and interest expense paid on deposits and borrowings is known as net interest income. The level of net interest income can fluctuate given changes in market interest rates. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Interest rate movements directly affect insurance company investments in bonds and, as a result, the rates they subsequently charge for insurance policies. A rising interest rate environment increases investment returns for insurers and generally allows those insurers to compete more aggressively with lower insurance rates. During the past three years, interest rates have been at historical lows and, subsequently, insurance rates have been higher than in past periods. Over the next several years, interest rates could move up and lower insurance rates would be expected, which in turn would create lower premiums and commissions and affect our overall profitability. We cannot predict, with any degree of certainty, interest rate developments, and the resulting impact on insurance premiums and commissions, in future periods.

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

Failure to perform on behalf of borrowers, guarantors and related parties exposes us to risk of loss that can materially adversely affect our results of operations. We encounter significant sources of risk from the possibility that losses will be sustained if a significant number of our borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans, commitments or letters of credit. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and methodological review and analysis of the allowance for credit losses. We believe these processes and procedures are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations. Additionally, as noted earlier, the performance of borrowers, guarantors and related parties can be negatively impacted by prevailing economic conditions over which we have no control. Such negative impacts on these parties could also materially adversely affect our results of operations.

Loss of key employees may disrupt relationships with certain customers. Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel could result in the loss of some of our customers.

Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. Further information regarding intangible assets is presented in Note 8 to the Consolidated Financial Statements included under Item 8 of Part II.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The principal office of the Bank is located at 2425 East Camelback Road, Phoenix, Arizona. The principal office of BNC Insurance is located at 1750 East Glendale Avenue, Phoenix, Arizona.

The following table lists all properties where the banking, insurance and wealth management services are provided.

Wealth Mgmt
Property		Banking	Insurance	Services	Own	Lease
North Dakota:	Address
Bismarck	322 East Main Avenue	x	x		x
Bismarck	219 South 3rd Street	x			x
Bismarck	801 East Century Avenue	x			x
Bismarck	116 North 4th Street		x	x	x
Bismarck	1144 College Drive	x				x
Bismarck	1000 West Century Avenue	x				x
Mandan	502 West Main Street		x			x
Linton	104 North Broadway	x	x		x
Crosby	107 North Main Street	x			x
Ellendale	83 Main Street	x			x
Garrison	92 North Main	x				x
Kenmare	103 1st Avenue SE	x			x
Stanley	210 South Main	x			x
Watford City	205 North Main	x			x
Minnesota:
Minneapolis	333 South Seventh Street	x	x	x		x
Golden Valley	650 Douglas Drive	x			x
Crystal	2900 North Douglas Drive	x				x
Crystal	3000 North Douglas Drive	x				x
Arizona:
Tempe	640 South Mill Avenue	x				x
Scottsdale	17045 North Scottsdale Road	x	x		x
Phoenix	2425 East Camelback Road	x	x			x
Phoenix	1750 East Glendale Avenue	x	x		x
Cottonwood	2400 East Highway 89A		x			x
Tucson	6501 East Grant Road		x		x
Prescott Valley	8101 East Florentine Road		x			x
Colorado:
Englewood	8310 South Valley Highway		x			x
Utah:
Salt Lake City	175 South Main Street		x			x

The Bank also owns land in Shakopee, Minnesota, where construction of a branch office is expected to commence during 2006, and at East Grant Road in Tucson, Arizona, where we anticipate construction of a banking branch sometime in the future. During 2005, the Bank also purchased land in Gilbert, Arizona and entered into a lease for land in Glendale, Arizona. We anticipate constructing branches at these locations in the future. We entered into a lease for space in the Alltel Ice Den complex, in Phoenix, Arizona, where a bank branch is expected to open in 2006.

We believe that all owned and leased properties are well maintained and considered in good operating condition. They are believed adequate for the Company’s present operations; however, future expansion could result in the leasing or construction of additional facilities. We do not anticipate any difficulty in renewing our leases or leasing additional suitable space upon expiration of present lease terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BNCCORP’s common stock, $.01 par value (“Common Stock”), is traded on the Nasdaq Stock Market under the symbol “BNCC.”

The following table lists the high and low sales prices of our Common Stock for the periods indicated as reported by the Nasdaq Stock Market. The quotes reflect the high and low closing sales prices for our Common Stock as reported by Nasdaq.

	2005		2004
Period	High	Low	High	Low
First Quarter	$16.91	$14.17	$18.40	$15.16
Second Quarter	15.22	13.69	17.51	15.00
Third Quarter	14.50	12.81	18.10	13.62
Fourth Quarter	13.40	11.91	16.60	14.38

On March 15, 2006, there were 103 record holders of the Company’s Common Stock as reported by the Company’s stock transfer agent and registrar, American Stock Transfer & Trust Company.

BNCCORP’s policy is to retain its earnings to support the growth of its business. Our board of directors has never declared cash dividends on our Common Stock and does not plan to do so in the foreseeable future. In making the determination to pay dividends, we will consider all relevant factors including, among other things, our capital position and current tax law as it relates to the treatment of dividends. “Supervision and Regulation – Dividend Restrictions” included under Item 1 of Part I discusses regulatory restrictions on dividends payable by the Bank to BNCCORP.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the five years in the period ended December 31, 2005 were audited by KPMG LLP, independent public accountants. The financial data below should be read in conjunction with and is qualified by the Consolidated Financial Statements and the notes thereto included under Item 8.

Selected Financial Data (1)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except share and per share data)
Income Statement Data:
Total interest income	$37,264	$30,141	$28,646	$31,818	$37,586
Total interest expense	19,716	14,100	15,268	18,736	24,033
Net interest income	17,548	16,041	13,378	13,082	13,553
Provision for credit losses	250	175	1,475	1,202	1,699
Noninterest income	24,883	23,450	20,812	16,296	8,714
Noninterest expense	36,702	34,768	27,290	25,329	18,182
Income tax provision	1,376	1,144	1,581	822	691
Income from continuing operations	$4,103	$3,404	$3,844	$2,025	$1,695
Balance Sheet Data: (at end of period)
Total assets	$740,016	$673,710	$621,477	$602,228	$555,967
Investments	227,185	235,916	262,568	208,072	211,801
Federal Reserve Bank and Federal Home Loan Bank stock	5,791	7,541	7,596	7,071	7,380
Loans held for sale	101,602	60,197	-	-	-
Loans held for investment, net of unearned income	310,368	293,814	283,555	335,794	297,924
Allowance for credit losses	(3,188)	(3,335)	(4,763)	(5,006)	(4,325)
Total deposits	548,790	455,343	395,942	398,245	375,277
Short-term borrowings	21,416	33,697	31,833	28,120	760
Federal Home Loan Bank advances	82,200	97,200	112,200	97,200	117,200
Long-term borrowings	3,850	10,079	8,640	8,561	13
Guaranteed preferred beneficial interests in Company’s subordinated debentures	22,648	22,509	22,397	22,326	22,244
Common stockholders’ equity	51,612	42,596	38,686	36,223	30,679
Book value per common share outstanding	$14.97	$14.77	$14.07	$13.41	$12.79
Tangible book value per common share	$6.63	$4.42	$5.54	$5.60	$11.88
Earnings Performance / Share Data (1):
Return on average total assets	0.57%	0.54%	0.64%	0.36%	0.31%
Return on average common stockholders’ equity	8.84%	8.01%	9.92%	5.77%	5.51%
Net interest margin	2.79%	2.86%	2.47%	2.51%	2.63%
Net interest spread	2.58%	2.72%	2.29%	2.29%	2.25%
Basic earnings per common share (1)	$1.36	$1.18	$1.38	$0.74	$0.71
Diluted earnings per common share (1)	$1.34	$1.14	$1.35	$0.74	$0.70
Cash dividends per common share	-	-	-	-	-
Cash dividends per preferred share	$360.00	$700.00	$800.00	$526.67	$-
Total cash dividends – preferred stock	$29	$93	$120	$79	$-
Average common shares outstanding	2,988,440	2,813,531	2,705,602	2,611,629	2,395,353
Average common and common equivalent shares	3,048,139	2,896,241	2,764,816	2,628,798	2,421,113
Shares outstanding at year end	3,447,945	2,884,876	2,749,196	2,700,929	2,399,170
Balance Sheet and Other Key Ratios (1):
Nonperforming assets to total assets	0.02%	0.08%	1.28%	1.27%	0.80%
Nonperforming loans to total loans	0.05%	0.19%	2.80%	2.27%	1.47%
Net loan charge-offs to average loans	(0.13)%	(0.58)%	(0.56)%	(0.17)%	(0.33)%
Allowance for credit losses to total loans	1.03%	1.14%	1.68%	1.49%	1.45%
Allowance for credit losses to nonperforming loans	2,229%	607%	60%	66%	99%
Average common stockholders’ equity to average total assets	6.46%	6.50%	6.25%	5.93%	5.64%

(1) From continuing operations for 2002 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table summarizes net income and basic and diluted earnings per share for the 12 months ended December 31 (amounts in thousands):

	2005	2004	2003
Net income	$4,103	$3,404	$3,844
Basic earnings per common share	1.36	1.18	1.38
Diluted earnings per common share	1.34	1.14	1.35

Executive Summary. The following information highlights key developments during 2005:

•	Net income increased 20.5 percent to $4.1 million and earnings per share on a diluted basis increased 17.5 percent to $1.34.
•	Net interest income increased $1.5 million to $17.5 million.
•	Noninterest income increased $1.4 million to $24.9 million.
•	Insurance income accounted for $18.8 million, or 75.4 percent of noninterest income.
•	Noninterest expense increased 5.6 percent to $36.7 million.
•	Total assets were $740.0 million at December 31, 2005.
•	Loans held for sale increased 68.8 percent to $101.6 million.
•	Loans held for investment increased $16.6 million to $310.3 million.
•	Total deposits increased 20.5 percent to $548.8 million.
•	Total common stockholders’ equity increased to $51.6 million through the issuance of 575,000 shares of common stock and net income.
•	Tangible book value per common share increased 50.0 percent $6.63 per share.
•	Trust assets under administration increased 223.7 percent to $240.5 million.

We believe that our 2005 results show continued growth and demonstrate the value of our strategic focus on surrounding our customers with quality and innovative banking, insurance, and wealth management services. The results also show the ability of our people to successfully execute our business plan.

We also believe that our results for 2005 give us confidence that our expanded base of banking, insurance and wealth management’s offices provide the base to support our continued growth. We see potential for more growth in loans, core deposits, assets under administration and noninterest income. We believe 2006 will bolster our initiatives to increase shareholder value and to make our community banking, insurance and wealth management services even stronger contributors to BNCCORP’s future success. We will also strive to continue to derive benefits from our investments in expanding all segments of our business and implementing programs to encourage cross-selling across all of our business lines.

Results of Operations

Net Interest Income

The following table sets forth, for the periods indicated, certain information relating to our average balance sheet and reflects the yield on average assets and cost of average liabilities. Such yields and costs are derived by dividing income and expense by the average balance of assets and liabilities. All average balances have been derived from monthly averages, which are indicative of daily averages:

Analysis of Changes in Net Interest Income

	For the Years ended December 31,			For the Years ended December 31,			For the Years ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	Cost	balance	or owed	cost	balance	or owed	cost
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Federal funds sold/interest-bearing due from	$8,151	$304	3.73%	$495	$8	1.62%	$1,447	$11	0.76%
Taxable investments	192,990	7,949	4.12%	236,854	9,664	4.08%	203,051	7,803	3.84%
Tax-exempt investments	43,494	1,942	4.46%	34,538	1,604	4.64%	32,982	1,535	4.65%
Loans held for sale	83,566	4,552	5.45%	15,818	718	4.54%	-	-
Loans and leases held for investment (1)	305,074	22,517	7.38%	276,653	18,147	6.56%	308,115	19,297	6.26%
Allowance for credit losses	(3,377)	-		(3,757)	-		(4,909)	-
Total interest-earning assets (2)	629,898	37,264	5.92%	560,601	30,141	5.38%	540,686	28,646	5.30%
Noninterest-earning assets:
Cash and due from banks	15,476			11,938			11,733
Other	68,508			63,600			48,249
Total assets	$713,882			$636,139			$600,668

Liabilities and Stockholders’ Equity
Deposits:
Interest checking and money market accounts	$236,832	5,036	2.13%	$198,992	2,130	1.07%	$186,796	2,189	1.17%
Savings	7,935	63	0.79%	6,695	47	0.70%	6,052	51	0.84%
Certificates of deposit:
Under $100,000	114,157	3,547	3.11%	95,509	2,439	2.55%	94,820	3,012	3.18%
$100,000 and over	79,977	3,196	4.00%	58,625	1,916	3.27%	55,928	2,186	3.91%
Total interest-bearing deposits	438,901	11,842	2.70%	359,821	6,532	1.82%	343,596	7,438	2.16%
Borrowings:
Short-term borrowings	24,001	757	3.15%	29,663	519	1.75%	21,942	382	1.74%
FHLB advances	96,997	4,613	4.76%	109,195	4,898	4.49%	111,777	5,333	4.77%
Long-term borrowings	8,316	468	5.63%	9,371	393	4.19%	8,623	387	4.49%
Subordinated debentures	22,358	2,036	9.11%	22,239	1,758	7.91%	22,141	1,728	7.80%
Total interest-bearing liabilities	590,573	19,716	3.34%	530,289	14,100	2.66%	508,079	15,268	3.01%
Noninterest-bearing demand accounts	65,707			52,822			40,022
Total deposits and interest-bearing liabilities	656,280			583,111			548,101
Other noninterest-bearing liabilities	11,132			10,551			13,542
Total liabilities	667,412			593,662			561,643
Stockholders’ equity	46,470			42,477			39,025
Total liabilities and stockholders’ equity	$713,882			$636,139			$600,668
Net interest income		$17,548			$16,041			$13,378

Net interest spread			2.58%			2.72%			2.29%
Net interest margin (3)			2.79%			2.86%			2.47%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.66%			105.72%			106.42%

(1)

Average balances of loans and leases include nonaccrual loans and leases, and are presented net of unearned income. Loan fee amortization totaling approximately $1.9, $2.0 and $1.5 million is included in loan interest income for the 12-month periods ended December 31, 2005, 2004 and 2003, respectively.

(2)	Tax-exempt income has not been presented on a taxable equivalent basis. Tax-exempt income of $1.9, $1.6, and $1.5 million was recognized during the years ended December 31, 2005, 2004 and 2003.
(3)	Net interest margin equals net interest income divided by average interest-earning assets for the period.

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

Analysis of Changes in Net Interest Income

	For the Years Ended December 31,
	2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest Earned on Interest-Earning Assets
Federal funds sold/interest-bearing due from	$273	$23	$296	$4	$(7)	$(3)
Taxable investments	(1,808)	93	(1,715)	1,358	503	1,861
Tax-exempt investments	397	(59)	338	72	(3)	69
Loans held for sale	3,663	171	3,834	665	1	666
Loans held for investment	1,969	2,401	4,370	(2,065)	967	(1,098)
Total increase (decrease) in interest income	4,494	2,629	7,123	34	1,461	1,495
Interest Expense on Interest-Bearing Liabilities
Interest checking and money market accounts	470	2,436	2,906	181	(240)	(59)
Savings	9	7	16	7	(11)	(4)
Certificates of Deposit:
Under $100,000	525	583	1,108	22	(595)	(573)
$100,000 and over	794	486	1,280	112	(382)	(270)
Short-term borrowings	(74)	312	238	135	1	136
FHLB advances	(619)	334	(285)	(121)	(314)	(435)
Long-term borrowings	(37)	112	75	25	(19)	6
Subordinated debentures	9	269	278	8	23	31
Total increase (decrease) in interest expense	1,077	4,539	5,616	369	(1,537)	(1,168)
Increase (decrease) in net interest income	$3,417	$(1,910)	$1,507	$(335)	$2,998	$2,663

Year ended December 31, 2005 compared to year ended December 31, 2004.

Interest income increased approximately $7.2million in 2005. The $58.0 million increase in loans contributed to the increase in interest income. The rising interest rate environment also contributed to the increase in interest income. Interest expense increased approximately $5.6 million in 2005. Interest expense increased due to higher balances in checking, money market accounts and certificates of deposits. Lower balances in borrowings and FHLB advances reduced interest expense. The rising interest rate environment caused interest expense to increase significantly. Overall, net interest income increased by approximately $1.5 million.

Net Interest Income Analysis – 2005 vs. 2004

	For the Years Ended December 31,		Change
	2005	2004
	(amounts in millions)
Total interest income increased	$37.3	$30.1	$7.2	23.9%
Due to:
Increase in average earning assets	$629.9	$560.6	$69.3	12.4%	(a)
Driven by:
Increase in average loans held for sale	$83.6	$15.8	$67.8	429.1%	(b)
Increase in average loans held for investment	$305.1	$276.7	$28.4	10.3%	(c)
Offset by:
Decrease in average investments	$236.5	$271.4	$(34.9)	(12.9)%	(d)
The overall increase in average earning assets was coupled with:
Increase in yield on interest-earnings assets	5.92%	5.38%	0.54%	10.0%
Driven by:
Increase in yield on loans held for investment	7.38%	6.56%	0.82%	12.5%	(e)
Increase in yield on investments	4.18%	4.15%	0.03%	0.7%

Total interest expense increased	$19.7	$14.1	$5.6	39.7%
Due to:
Increase in cost of interest-bearing liabilities	3.34%	2.66%	0.68%	25.6%	(f)
Driven by:
Increase in cost of interest-bearing deposits	2.70%	1.82%	0.88%	48.4%
Increase in cost of borrowings	5.19%	4.44%	0.75%	16.9%
These increases were coupled with:
Increase in average interest-bearing liabilities	$590.6	$530.2	$60.4	11.4%	(g)
Driven by:
Increase in average interest-bearing deposits	$438.9	$359.8	$79.1	22.0%	(h)
Offset by:
Decrease in average borrowings	$151.7	$170.5	$(18.8)	(11.0)%	(i)

(a)	Average earning assets increased due to an increase in both average loans held for sale and loans held for investment, offset by a decrease in average investments.
(b)	Average loans held for sale increased due to an increase in mortgage and student loan financing programs initiated in 2004.
(c)	Average loans held for investment increased due to increased activity in our Arizona and Minnesota markets.
(d)	Average investments decreased in order to provide liquidity to support the increase in other earning assets, in particular, the growth in loans held for sale.
(e)

The average yield on loans held for investment increased due to the 200bp increase in short-term interest rates that occurred over the course of the year, as much of the portfolio is variable and indexed to the Prime rate.

(f)	Increased cost of interest bearing liabilities due to the 200bp rise in the short-term market interest rates along with a growth in deposits.
(g)	Interest bearing liabilities increased due to the deposit growth in our Arizona and Minnesota markets offset by a reduction of borrowings.
(h)	Deposits increased due to growth in our Arizona and Minnesota markets.
(i)

Borrowing decreased as increases in core deposits were somewhat offset by a decreased borrowing, along with the paydown of borrowings at Bank of North Dakota with the proceeds of the company’s private placement.

Year ended December 31, 2004 compared to year ended December 31, 2003.

Net interest income increased $2.7 million, or 19.9 percent, and totaled $16.0 million for 2004. Net interest spread and net interest margin increased to 2.72 and 2.86 percent, respectively, for the 12-month period ended December 31, 2004 from 2.29 and 2.47, respectively, for the 12-month period ended December 31, 2003.

Net interest income and margin for the 12-month period ended December 31, 2004 were favorably impacted by the recovery of cash basis interest income of approximately $408,000 on a $4.5 million loan that had been classified as nonaccrual at December 31, 2003 and was paid in full during the first quarter of 2004. Net interest income and margin for the 12-month period ended December 31, 2003 were negatively impacted by the charge-off of interest income of approximately $287,000 on the same loan, Additionally, net interest income and margin for the 12-

month periods ended December 31, 2004 and 2003 were slightly impacted by derivative contract-related transactions during the periods which decreased net interest income by $55,000 and $80,000, respectively. Without these interest income variances and derivative transactions, net interest margin for the 2004 and 2003 periods would have been 2.80 percent and 2.54 percent, respectively.

Net Interest Income Analysis – 2004 vs. 2003

	For the Years Ended December 31,		Change
	2004	2003
	(amounts in millions)
Total interest income increased	$30.1	$28.6	$1.5	5.2%
Due to:
Increase in average earning assets	$560.6	$540.7	$19.9	3.7%
Driven by:
Increase in average loans held for sale	$15.8	$-	$15.8	-	(a)
Increase in average investments	$271.4	$236.0	$35.4	15.0%	(b)
Offset by:
Decrease in average loans held for investment	$276.7	$308.1	$(31.4)	(10.2)%	(c)
The overall increase in average earning assets was coupled with:
Increase in yield on interest-earnings assets	5.38%	5.30%	0.08%	1.5%
Driven by:
Increase in yield on loans held for investment	6.56%	6.26%	0.30%	4.8%	(d)
Increase in yield on investments	4.15%	3.96%	0.19%	4.8%	(e)

Total interest expense decreased	$14.1	$15.3	$(1.2)	(7.8)%
Due to:
Decrease in cost of interest-bearing liabilities	2.66%	3.01%	(0.35)%	(11.6)%
Driven by:
Decrease in cost of interest-bearing deposits	1.82%	2.16%	(0.34)%	(15.7)%
Decrease in cost of borrowings	4.44%	4.76%	(0.32)%	(6.7)%	(f)
These decreases were offset by:
Increase in average interest-bearing liabilities	$530.2	$508.1	$22.1	4.3%
Driven by:
Increase in average borrowings	$170.5	$164.5	$6.0	3.6%	(g)
Increase in average interest-bearing deposits	$359.8	$343.6	$16.2	4.7%	(h)

(a)	Average loans held for sale increased due to mortgage loan and student loan financing programs initiated during 2004.
(b)

Outstanding investments were increased to replace a reduction in loans held for investment that occurred due to general planned loan payoffs of approximately $15.0 million, general paydowns on revolving lines of credit and the payoff of a $4.5 million loan that was on nonaccrual status at December 31, 2003.

(c)

Loans held for investment declined in early 2004 but finished out the year with increases ending at $294.7 million at December 31, 2004. Average loans held for investment were as low as $261.2 million in April 2004 compared with $303.6 million in December 31, 2003.

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

(e)

The increased yield on investments reflects the higher interest rate environment during 2004 combined with the lower levels of prepayments mortgage-backed securities and collateralized mortgage obligations relative to 2003.

(f)

The decrease in cost of borrowings was primarily a result of a decrease in the average cost of FHLB borrowings. $15 million of FHLB advances priced at a weighted average rate of 4.77 percent matured during 2004.

(g)	The increase in average borrowings is primarily attributable to higher use of Federal funds purchased and the $1.5 million increase in our long-term borrowings that occurred during 2004.
(h)

The increase in average interest-bearing deposits is primarily attributable to the increase in average interest checking and money market accounts due to growth in our Wealthbuilder family of deposit products. The growth was generated primarily in the Arizona market with some growth attributable to our new Golden Valley, Minnesota branch office.

Noninterest Income

Noninterest income rose to $24.9 million for the 12-month period ended December 31, 2005, an increase of $1.4 million over the same period of 2004. The increase reflected increased insurance income from having a full year of contribution from three insurance agencies acquired in 2004, fees on loans, and wealth management income. The Minneapolis commercial real estate department had a record year for loan fees. A nonrecurring gain of $527,000 from the final resolution of a reinsurance program previously associated with BNC Insurance was reflected in other income during the 12-month period ended December 31, 2004.

Our noninterest income increased approximately $2.6 million, or 12.7 percent, in 2004 largely due to increased insurance commissions, including commissions related to acquisitions made during 2003 and 2004. Fees on loans and brokerage income increased in 2004 while service charges, trust and financial services income, net gain on sales of securities and rental income declined. Noninterest income increased approximately $4.5 million, or 27.7 percent, in 2003 largely due to a full year of insurance commission income generated by newly acquired branches of BNC Insurance. Service charges, trust and financial services income and rental income also increased, while fees on loans, brokerage income and net gain on sale of securities declined.

The following table presents, for the periods indicated, the major categories of our noninterest income as well as the amount and percent of change between each of the periods presented. Related information and significant changes are discussed in lettered explanations following the table:

Noninterest Income

				Increase (Decrease)
	For the Years Ended December 31,			2005 – 2004		2004 – 2003
	2005	2004	2003	$	%	$	%
	(in thousands)
Insurance commissions	$18,751	$17,490	$14,568	$1,261	7%	$2,922	20%	(a)
Fees on loans	3,171	2,175	2,022	996	46%	153	8%	(b)
Service charges	789	827	909	(38)	(5)%	(82)	(9)%
Trust and financial services	638	486	1,009	152	31%	(523)	(52)%	(c)
Brokerage income	379	538	420	(159)	(30)%	118	28%	(d)
Rental income	21	109	212	(88)	(81)%	(103)	(49)%
Net (loss) gain on sales of securities	(67)	269	968	(336)	(125)%	(699)	(72)%	(e)
Other	1,201	1,556	704	(355)	(23)%	852	121%	(f)
Total noninterest income	$24,883	$23,450	$20,812	$1,433	6%	$2,638	13%

(a)	The 2004 increase in insurance commissions was due to commissions generated from 2004 acquisitions by BNC Insurance.
(b)	Fees on loans increased significantly in 2005 due to transactions generated by Minneapolis commercial real estate lending.
(c)	The decrease in trust and financial services income in 2004 was attributable to a $488,000 fee recognized in 2003 for management of the sale of two companies on behalf of a customer.
(d)	The increase in brokerage income in 2004 was primarily due to increased production in the Minnesota market. In 2005 the Bank had fewer brokers on staff in Minnesota.
(e)	Net gain (loss) on sales of securities varies depending on the nature of the investment securities sales transacted during the respective periods.
(f)

Other income in 2004 increased primarily due to the receipt of $527,000 by BNC Insurance. The payment related to the final resolution of a reinsurance program. Other income also includes bank owned life insurance income, the program of which was initiated during the second half of 2003.

Noninterest Expense

Noninterest expense increased approximately $1.9 million or 5.6 percent. The increases in salary, employee benefits and occupancy expenses were mainly attributable to the expansion of the wealth management business segment and having 12 months of operations for the Golden Valley branch and insurance offices that were opened or acquired in 2004. The increase in professional services related to legal expenses for two litigation matters that were successfully resolved in 2005.

Noninterest expense increased approximately $7.5 million, or 27.4 percent, in 2004 primarily as a result of our expanding presence in the Arizona and Minnesota markets.

The following table presents, for the periods indicated, the major categories of our noninterest expense as well as the amount and percent of change between each of the periods presented:

Noninterest Expense

				Increase (Decrease)
	For the Years Ended December 31,			2005 – 2004		2004 – 2003
	2005	2004	2003	$	%	$	%
	(in thousands)
Salaries and employee benefits	$22,445	$21,662	$16,478	$783	4%	$5,184	31%	(a)
Occupancy	2,944	2,700	2,306	244	9%	394	17%	(b)
Professional Services	2,195	1,471	1,146	724	49%	325	28%	(c)
Depreciation and amortization	1,592	1,640	1,458	(48)	(3)%	182	12%
Office supplies, telephone and postage	1,446	1,414	1,214	32	2%	200	16%	(d)
Amortization of intangible assets	1,175	1,274	1,063	(99)	(8)%	211	20%
Marketing and promotion	970	1,098	803	(128)	(12)%	295	37%	(e)
FDIC and other assessments	226	205	201	21	10%	4	2%
Other	3,709	3,304	2,621	405	12%	683	26%	(f)
Total noninterest expense	$36,702	$34,768	27,290	$1,934	6%	$7,478	27%
Efficiency ratio	86.50%	88.04%	79.82%	(1.54)%		8.22%

Total operating expenses as a percent of average assets	5.14%	5.47%	4.54%	(0.33)%		0.93%

(a)

The increase of salaries and benefits in 2004 was due primarily to the growth and expansion in our banking and insurance segments, particularly in our Arizona and Minnesota markets. 2004 also included new management team members as well as a $688,000 payment related to the termination of a former officer.

(b)	Occupancy expenses increased in both periods due to the additions of branches in Esplanade and Golden Valley and four acquired insurance agencies.
(c)

The increases in professional services were due primarily to legal expenses associated with the litigation of two matters that were successfully resolved in 2005. In addition, there were increased brokerage retainage and clearing fees, software support fees and other consulting fees in both periods.

(d)	2004 office supplies, telephone, and postage expenses increased due to the expansions previously mentioned.
(e)	2004 marketing and promotion expenses increased due to market expansion and associated advertising.
(f)	The increase in other noninterest expense is due to several different increased expenses including travel, insurance and correspondent bank charges.

Income taxes

We recorded income tax expense of $1.4, $1.1, and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our effective tax rates were 25.11, 25.15, and 29.14 percent for the 12-month periods ended December 31, 2005, 2004 and 2003, respectively. The effective tax rates were lower than the statutory rates principally due to tax-exempt income on municipal securities and, for part of 2003 and all of 2004 and 2005, tax-exempt income associated with $10.0 million of bank-owned life insurance.

Financial Condition

Overview

Subsequent sections of this discussion and analysis of financial condition address certain aspects of our major assets and liabilities in detail.

Total assets increased approximately $66.3 million, or 9.8 percent, between December 31, 2004 and December 31, 2005 and approximately $52.2 million, or 8.4 percent, between December 31, 2003 and December 31, 2004. Our total assets at December 31, 2005 were approximately $740.0 million.

The following table presents our assets by category as of December 31, 2005, 2004 and 2003, as well as the amount and percent of change between the dates (amounts are in thousands):

Assets

				Increase (Decrease)
	As of December 31,			2005 – 2004		2004 – 2003
	2005	2004	2003	$	%	$	%

Cash and due from banks	$28,824	$11,867	$12,520	$16,957	143%	$(653)	(5)%	(a)
Interest-bearing deposits with banks	-	14	-	(14)	N/A %	14	N/A %
Investment securities available for sale	227,185	235,916	262,568	(8,731)	(4)%	(26,652)	(10)%
Federal Reserve Bank and Federal Home Loan Bank stock	5,791	7,541	7,596	(1,750)	(23)%	(55)	(1)%	(b)
Loans held for sale	101,602	60,197	-	41,405	69%	60,197	N/A %	(c)
Loans and leases held for investment, net	307,180	290,479	278,792	16,701	6%	11,687	4%
Premises and equipment, net	23,514	21,799	18,570	1,715	8%	3,229	17%
Interest receivable	3,330	2,686	2,462	644	24%	224	9%
Other assets	13,851	13,357	15,507	494	4%	(2,150)	(14)%
Goodwill	21,839	21,779	15,089	60	0%	6,690	44%	(d)
Other intangible assets, net	6,900	8,075	8,373	(1,175)	(15)%	(298)	(4)%
Total assets	$740,016	$673,710	$621,477	$66,306	10%	$52,233	8%

(a)	The increase of cash and due from banks at December 31, 2005 was due to cash letter items that cleared that we did not receive credit for until the following business day.
(b)	FHLB stock decreased due to a reduction in borrowings from the FHLB and the resulting reduction in amount of required holdings of activity stock.
(c)	Loans held for sale represent loans originated under the mortgage loan financing program.
(d)

Goodwill increased during 2005 due to an earnout payment relating to one of the insurance agency acquisitions. The increase in 2004 was due to the payment of the remaining earnout payment relating to the insurance acquisitions and goodwill generated by the acquisitions of three insurance agencies and a mortgage company.

Our total liabilities increased approximately $58.5 million, or 9.2 percent, between December 31, 2004 and December 31, 2005 and increased approximately $48.6 million, or 8.4 percent, between December 31, 2003 and December 31, 2004. Total liabilities at December 31, 2004 were approximately $688.4 million. Stockholders’ equity was approximately $51.6, $43.8 and $40.2 million at December 31, 2005, 2004 and 2003, respectively.

The following table presents our liabilities and stockholders’ equity by category as of December 31, 2005, 2004 and 2003, as well as the amount and percent of change between the dates. (amounts are in thousands):

Liabilities, Subordinated Debentures and Stockholders' Equity

				Increase (Decrease)
	As of December 31,			2005 – 2004		2004 – 2003
	2005	2004	2003	$	%	$	%
Deposits:
Noninterest-bearing	$72,977	$63,386	$44,725	$9,591	15%	$18,661	42%	(a)
Interest-bearing-
Savings, interest checking and money market	260,807	210,887	215,525	49,920	24%	(4,638)	(2)%	(a)
Time deposits $100,000 and over	71,287	83,952	46,569	(12,665)	(15)%	37,383	80%	(b)
Other time deposits	143,719	97,118	89,123	46,601	48%	7,995	9%	(b)
Short-term borrowings	21,416	33,697	31,383	(12,281)	(36)%	2,314	7%	(c)
FHLB advances	82,200	97,200	112,200	(15,000)	(15)%	(15,000)	(13)%	(d)
Long-term borrowings	3,850	10,079	8,640	(6,229)	(62)%	1,439	17%	(e)
Guaranteed preferred beneficial interests in Company's subordinated debentures	22,648	22,509	22,397	139	1%	112	1%
Other liabilities	9,500	11,036	10,729	(1,536)	(14)%	307	3%
Total liabilities	688,404	629,864	581,291	58,540	9%	48,573	8%
Stockholders' equity	51,612	43,846	40,186	7,766	18%	3,660	9%	(f)
Total	$740,016	$673,710	$621,477	$66,306	10%	$52,233	8%

(a)	Deposits increased in 2004 and 2005 primarily due to growth in our Arizona and Minnesota markets.
(b)	The increase in 2004 was due to additional brokered certificates of deposit as well as additional deposits in the CDARs program.
(c)	The decrease in short-term borrowings were due to a lower use of federal funds purchased because of the growth of deposits.
(d)	$15.0 million of the FHLB advances matured during 2005 and were not replaced.
(e)	The 2005 decrease in long-term borrowings was due to the paydown of our note with the Bank of North Dakota.
(f)	The increase in stockholders equity was due to the common stock offering of 575,000 shares and net income for 2005.

Investment Securities Available for Sale

Our investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash-flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements and manage asset diversification. In managing the portfolio, we seek a balance between current income (yield) and future market value volatility, while simultaneously managing credit and liquidity risks. The goal of this process is to maximize our longer term profitability as well as the economic performance of the portfolio over the long term.

The following table presents the composition of the available-for-sale investment portfolio by major category:

Investment Portfolio Composition

	December 31,
	2005		2004		2003
		Estimated		Estimated		Estimated
	Amortized	fair market	Amortized	fair market	Amortized	fair market
	cost	value	cost	value	cost	value
	(in thousands)
U.S. government agency mortgage-backed securities	$8,586	$8,550	$9,715	$9,877	$14,374	$14,755
U.S. government agency securities	-	-	981	1,036	961	1,083
Collateralized mortgage obligations	176,065	171,663	189,783	187,704	210,760	209,676
State and municipal bonds	44,915	46,972	33,390	35,301	32,909	35,056
Corporate bonds	-	-	1,941	1,998	1,939	1,998
Total investments	$229,566	$227,185	$235,810	$235,916	$260,943	$262,568

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in our investment portfolio at December 31, 2005:

Investment Portfolio - Maturity and Yields

	After 1 but within 5 years		After 5 but within 10 years		After 10 years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. government agency mortgage-backed securities (2) (3)	$254	5.49%	$-	-	$8,332	5.31%	$8,586	5.32%
Collateralized mortgage obligations (2) (3)	-	-	56,295	3.67%	119,770	4.18%	176,065	4.02%
State and municipal bonds (2)	3,061	7.93%	6,607	6.47%	35,247	6.61%	44,915	6.68%
Total book value of investment securities	$3,315	7.74%	$62,902	3.96%	$163,349	4.76%	229,566	4.59%
Unrealized holding gain on securities available for sale							(2,381)
Total investment in securities available for sale (4)							$227,185	4.63%

(1)	Yields include adjustments for tax-exempt income; yields do not reflect changes in fair value that are reflected as a separate component of stockholders' equity except as noted in (4) below.
(2)	Based on amortized cost/book value.
(3)

Maturities of mortgage-backed securities and collateralized mortgage obligations ("CMOs") are based on contractual maturities. Actual maturities may vary because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

(4)	Yield reflects changes in fair value that are reflected as a separate component of stockholders' equity.

As of December 31, 2005, we had $227.2 million of available-for-sale securities in the investment portfolio as compared to $235.9 and $262.6 million at December 31, 2004 and 2003, respectively, based on fair value of the securities on those dates.

During 2005, the amount of available-for-sale securities decreased $8.7 million. In managing the overall risk/reward profile of the available-for-sale portfolio in the context of the overall balance sheet, during the first half of 2005, much of the principal cash flow from collateralized mortgage obligations (CMOs) was utilized to purchase state and municipal bonds. This resulted in an increase in the volume of state and municipal bonds for 2005, relative to 2004, of $11.7 million. During the second half of 2005, most of the proceeds from maturities and principal cash flow from the portfolio provided liquidity to fund growth in other earnings assets, in particular, loans held for sale. During 2005, the total volume of CMOs, decreased by $16.0 million relative to 2004. In addition, U.S. government agency securities, corporate bonds, and U.S. government agency mortgage-backed securities decreased by $1.0 million, $2.0 million, and $1.3 million respectively. In the process of managing the risk/reward profile of the portfolio as a whole, during 2005 a limited number of securities were sold and in the process, $66,750 of book losses were realized.

During the first quarter of 2004, the available-for-sale portfolio increased $25.8 million from $262.6 million as of December 31, 2003 to $288.4 million in order to maintain the level of earning assets while planned loan reductions and the completion of some financed commercial real estate projects reduced the loans held for investment by $29.6 million during the same period. Over the remaining three quarters of 2004, the available-for-sale portfolio decreased by $52.5 million to end the year at $235.9 million as proceeds from sales and maturities, net of new purchases were directed toward an increase in loan volume for the latter three quarters of 2004. Finally, the overall level of market interest rates increased during 2004 and the yield curve experienced a flattening relative to the end of 2003. We engaged in securities transactions that generated net realized securities gains of $269,000 during 2004.

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

At December 31, 2005, we held no securities of any single issuer, other than U.S. government agency securities and agency mortgage-backed securities and CMOs that exceeded 10 percent of stockholders’ equity. A significant portion of our investment securities portfolio (approximately $214.6 million at December 31, 2005) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Federal Reserve Bank and Federal Home Loan Bank Stock

Our equity securities consisted of $1.3, $1.3 and $1.2 million of Federal Reserve Bank (“FRB”) stock at December 31, 2005, 2004 and 2003, respectively, and $4.5, $6.3 and $6.4 million of FHLB stock at December 31, 2005, 2004 and 2003, respectively. Our holdings in FRB stock increased due to the amount of capital stock issued by the Bank.

Loan Portfolio

The banking segment’s primary source of income is interest earned on loans held for investment. Total loans held for investment, net of unearned income and unamortized fees and costs, increased $16.6 million, or 5.6 percent, to $310.4 million at December 31, 2005 as compared to $293.8 million at December 31, 2003. In 2005, net loans increased $16.7 million, or 5.7 percent, as compared to December 31, 2004.

The following table presents the composition of our loan portfolio as of the dates indicated:

Loan Portfolio Composition (1)

	December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial and industrial	$88,467	28.8.	$75,460	26.0	$73,001	26.2	$94,075	28.4	$103,883	35.4
Real estate mortgage	122,785	40.0	129,321	44.5	129,443	46.4	147,825	44.7	123,727	42.1
Real estate construction	80,296	26.1	68,967	23.7	60,056	21.5	62,926	19.0	34,225	11.7
Agricultural	12,706	4.1	13,919	4.8	12,529	4.5	18,023	5.4	19,069	6.5
Consumer/other	4,718	1.5	5,480	1.9	6,277	2.3	8,227	2.5	9,953	3.4
Lease financing	2,131	0.7	1,540	0.5	2,757	1.0	5,584	1.7	7,578	2.6
Total principal amount of loans	311,103	101.2	294,687	101.4	284,063	101.9	336,660	101.8	298,435	101.6
Unearned income and net unamortized deferred fees and costs	(735)	(0.2)	(873)	(0.3)	(508)	(0.2)	(866)	(0.3)	(511)	(0.2)
Loans, net of unearned income and unamortized fees and costs	310,368	101.0	293,814	101.1	283,555	101.7	335,794	101.5	297,924	101.5
Less allowance for credit losses	(3,188)	(1.0)	(3,335)	(1.1)	(4,763)	(1.7)	(5,006)	(1.5)	(4,325)	(1.5)
Net loans	$307,180	100.0	$290,479	100.0	$278,792	100.0	$330,788	100.0	$293,599	100.0

(1) From continuing operations for 2002 and 2001.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in our loan portfolio:

Change in Loan Portfolio Composition

	Increase (Decrease)
	2005-2004		2004-2003
	$	%	$	%
	(dollars in thousands)
Commercial and industrial	$13,007	17%	$2,459	3%	(a)
Real estate mortgage	(6,536)	(5)%	(122)	(0)%
Real estate construction	11,329	16%	8,911	15%	(b)
Agricultural	(1,213)	(9)%	1,390	11%
Consumer/other	(762)	(14)%	(797)	(13)%
Lease financing	591	38%	(1,217)	(44)%	(c)
Total principal amount of loans	16,416	6%	10,624	4%
Unearned income/unamortized fees and costs	138	16%	(365)	72%
Loans, net of unearned income/unamortized fees and costs	16,554	6%	10,259	4%
Allowance for credit losses	147	4%	1,428	30%
Net Loans	$16,701	6%	$11,687	4%

(a)	The increase in 2005 was due to a commercial line of credit originated from the Bismarck office.
(b)	The increases in 2004 and 2005 are primarily attributable to commercial real estate construction loan growth in our Arizona and Minnesota markets.
(c)	The increase in 2005 was due to a higher volume of one to five year leases with a customer from the Bismarck branch.

While prospects for loan growth appear to be favorable in our markets, future loan growth potential is subject to volatility. Our loan portfolio is concentrated in commercial, industrial and real estate and construction loans and we have credit concentrations in certain industries (Concentrations of Credit) and certain geographic concentrations that relate to our primary market areas. A downturn in certain sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and impact the borrowers’ ability to repay their loans, while also decreasing our net interest margin. Taking a conservative posture relative to credit underwriting, we believe, is a prudent course of action. We cannot predict with any degree of certainty the full impact of current or future economic conditions on our ability to generate loan volume or the ultimate impact of economic conditions on our currently existing portfolio of loans. See “Factors That May Affect Future Results of Operations” included under Item 1 of Part I.

Credit Policy, Underwriting, Approval and Review Procedures

We follow a uniform credit policy that sets forth underwriting and loan administration criteria. The Board of Directors (the “Board”) establishes our loan policy, including lending guidelines for the various types of credit we offer based upon the recommendations of senior lending management. We have an Executive Credit Committee that approves loans over a certain size. Our loan policy is reviewed and reaffirmed by the Board at least annually.

We delegate lending decision authority among various lending officers and the Executive Credit Committee based on the size of the customer’s credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Board on a quarterly basis for summary review. Any exceptions to loan policies and guidelines, to the extent the credit relationship amount exceeds individual loan officer lending authorities, are subject to special approval by the Bank’s Chief Credit Officer or the appropriate credit committee.

Underwriting criteria are based upon the risks associated with each type of credit offered, the related borrowers and types of collateral. In underwriting commercial loans, we emphasize the borrower’s earnings history, capitalization and secondary sources of repayment. In most instances, we require third party guarantees or highly liquid collateral.

Our credit administration function includes an internal loan review department that reviews established levels of our loan portfolio on a continuous basis. Loan review personnel are not involved in any way in the credit approval process. Additionally, our lenders, loan review staff, Chief Credit Officer, Executive Credit Committee and various management team members review credit-related information monthly. Such information includes, but may not be limited to, delinquencies, classified and nonperforming assets, and other information. Such reviews are conducted in order to evaluate credit risk within our credit portfolio and to review and establish the adequacy of the allowance for credit losses.

Loan Participations

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

Loan Participations Sold
December 31,
(in thousands)

2005	$183,795
2004	131,317
2003	146,988

Concentrations of Credit

Our credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2005 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2005, we identified two concentrations of loans exceeding 10 percent of total loans and loan commitments outstanding. These concentrations were in real estate and construction, which represented 28.1 and 13.6 percent, respectively, of total loans and loan commitments outstanding.

Our real estate loans and commitments were extended to 115 customers who are diversified across our market areas and who can generally be categorized as indicated below:

			Percent of total
		Outstanding	outstanding loans
	Number of	loans and loan	and loan
As of December 31, 2005	customers	commitments	commitments
Non-residential and apartment building operators, developers and lessors of real property	108	$125,249	27.5%
Real estate holding and other investment companies	7	2,514	0.6%
Total	115	$127,763	28.1%

Loans and commitments in the construction category were extended to 61 customers who are located primarily in Minnesota, Iowa, North Dakota and South Dakota and who can generally be categorized as indicated below:

			Percent of total
		Outstanding	outstanding loans
	Number of	loans and loan	and loan
As of December 31, 2005	customers	commitments	commitments
Residential and nonresidential buildings	29	$32,177	7.1%
Heavy and civil engineering	17	25,975	5.7%
Specialty trade contractors	15	3,563	0.8%
Total	61	$61,715	13.6%

The contractors are involved in various aspects of the construction industry, including highway and street construction, water/sewer drilling, plumbing, heating and air conditioning, commercial painting, electrical, concrete and excavating and foundation contractors. Loans in this category are secured, in many cases, by construction equipment.

Loan Maturities

The following table sets forth the remaining maturities of loans in each major category of our portfolio as of December 31, 2005. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications:

Maturities of Loans

		Over 1 year through 5 years		Over 5 years
	One year	Fixed	Floating	Fixed	Floating
	or less	rate	Rate	rate	rate	Total
	(in thousands)
Commercial and industrial	$52,027	$11,607	$10,529	$5,034	$9,270	$88,467
Real estate mortgage	27,330	22,849	38,042	21,196	13,368	122,785
Real estate construction	64,779	513	14,075	-	929	80,296
Agricultural	5,807	2,348	2,562	141	1,848	12,706
Consumer/other	1,926	2,183	473	136	-	4,718
Lease financing	72	2,059	-	-	-	2,131
Total principal amount of loans	$151,941	$41,559	$65,681	$26,507	$25,415	$311,103

Nonperforming Loans and Assets

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

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios:

Nonperforming Assets (1)

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$-	$25	$38	$5,081	$983
Nonaccrual loans	143	524	7,913	2,549	3,391
Restructured loans	-	-	-	-	5
Total nonperforming loans	143	549	7,951	7,630	4,379
Other real estate owned and repossessed assets	-	-	-	8	70
Total nonperforming assets	$143	$549	$7,951	$7,638	$4,449
Allowance for credit losses	$3,188	$3,335	$4,763	$5,006	$4,325
Ratio of total nonperforming loans to total loans held for investment	0.05%	0.19%	2.80%	2.27%	1.47%
Ratio of total nonperforming assets to total assets	0.02%	0.08%	1.28%	1.27%	0.80%
Ratio of allowance for credit losses to nonperforming loans	2,229%	607%	60%	66%	99%

(1) From continuing operations for 2002 and 2001.

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

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at December 31, 2005.

Other real estate owned and repossessed assets represent properties and other assets acquired through, or in lieu of, loan foreclosure. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no outstanding other real estate owned or repossessed assets at December 31, 2005.

Our ratios of total nonperforming loans to total loans, and total nonperforming assets to total assets, decreased between December 31, 2004 and December 31, 2005. The ratio of the allowance for credit losses to nonperforming loans increased between December 31, 2004 and December 31, 2005. This ratio at December 31, 2005 was 2,229 percent as compared to 607 percent at December 31, 2004. These improvements in nonperforming loan/asset ratios are primarily the result of a sharp decrease in nonperforming loans, which declined to $143,000 at December 31, 2005, from $549,000 at December 31, 2004.

Potential Problem Loans

In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events; it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. We generally consider all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Potential problem loans at December 31, 2005 totaled $1.3 million as compared to $3.0 million at December 31, 2004. A significant portion of these potential problem loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Provision for Credit Losses

We determine a provision for credit losses which we consider sufficient to maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The provision for credit losses for the year ended December 31, 2005 was $250,000 as compared to $175,000 in 2004 and $1.5 million in 2003. Loan and lease charge-offs were $589,000, or 0.13 percent of average loans and leases in 2005 compared with $1.9 million, or 0.58 percent in 2004 and $1.8 million, or 0.56 percent in 2003. Recoveries of amounts previously charged off were $192,000, $280,000, and $102,000 in 2005, 2004, and 2003, respectively. The decrease in the provision for credit losses in 2004 reflected the resolution of a significant amount of nonperforming loans that were reserved for at December 31, 2003 and were reduced to $549,000 at December 31, 2004 from $8.0 million at December 31, 2003. Of the $1.9 million of charge-offs in 2004, $1.2 million related to one commercial loan. $975,000 had been reserved for on that loan at December 31, 2003.

Allowance for Credit Losses

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

Our allowance for credit losses was $3.2 million at December 31, 2005. This included a $2.2 million allowance for homogeneous loan pools, $209,000 for specific reserves and $741,000 for qualitative reserves. We consider the allowance for credit losses of $3.2 million adequate to cover losses inherent in the loan and lease portfolio as of December 31, 2005. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and our ongoing credit review process, will not require significant increases in the allowance for credit losses. A protracted economic slowdown and/or a decline in commercial, industrial or real estate segments may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss. See Notes 1 and 6 to the Consolidated Financial Statements included under Item 8 and “-Critical Accounting Policies” for further information concerning accounting policies associated with the allowance for credit losses.

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

Analysis of Allowance for Credit Losses (1)

	For the Years ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance of allowance for credit losses, beginning of period	$3,335	$4,763	$5,006	$4,325	$3,588
Charge-offs:
Commercial and industrial	534	1,578	1,508	408	542
Real estate mortgage	24	-	189	9	99
Real estate construction	-	-	-	-	-
Agricultural	-	97	10	-	-
Consumer/other	31	208	23	75	213
Lease financing	-	--	90	165	411
Total charge-offs	589	1,883	1,820	657	1,265
Recoveries:
Commercial and industrial	95	141	73	86	140
Real estate mortgage	10	33	7	8	30
Real estate construction	16	-	-	-	-
Agricultural	-	-	-	4	1
Consumer/other	69	97	11	11	132
Lease financing	2	9	11	27	-
Total recoveries	192	280	102	136	303
Net charge-offs	(397)	(1,603)	(1,718)	(521)	(962)
Provision for credit losses charged to operations	250	175	1,475	1,202	1,699
Balance of allowance for credit losses, end of period	$3,188	$3,335	$4,763	$5,006	$4,325
Ratio of net charge-offs to average loans	(0.13)%	(0.58)%	(0.56)%	(0.17)%	(0.33)%
Average gross loans outstanding during the period	$305,073	$276,652	$308,115	$307,227	$293,716
Ratio of allowance for credit losses to total loans	1.03%	1.14%	1.68%	1.49%	1.45%
Ratio of allowance for credit losses to nonperforming loans	2,229%	607%	60%	66%	99%

(1) From continuing operations for 2002 and 2001.

Allowance for Credit Losses; Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of December 31, 2005.

From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance levels of $3.2, $3.3 and $4.8 million at December 31, 2005, 2004 and 2003, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

Our ratio of allowance for credit losses to total loans was 1.03 percent at December 31, 2005 compared with 1.14 percent one year earlier. The ratio at December 31, 2004 reflects $1.9 million of charge-offs over the course of the 12-month period ended December 31, 2004, as well as the reduced reserve requirement related to the sharp decrease in nonperforming loans during the same period.

The table below presents, for the periods indicated an allocation of the allowance for credit losses among the various loan categories and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for credit losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

Allocation of the Allowance for Loan Losses (1)

	December 31,
	2005		2004		2003		2002		2001
	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans
	(dollars in thousands)
Commercial and industrial	$1,632	24%	$1,583	25%	$2,093	26%	$2,344	28%	$2,586	34%
Real estate mortgage	846	39%	1,116	44%	1,976	46%	1,836	44%	1,038	42%
Real estate construction	467	26%	379	23%	395	21%	398	19%	137	11%
Agricultural	158	4%	186	5%	211	4%	231	5%	267	6%
Consumer/other	73	6%	62	2%	68	2%	85	2%	118	5%
Lease financing	12	1%	9	1%	20	1%	112	2%	179	2%
Total	$3,188	100%	$3,335	100%	$4,763	100%	$5,006	100%	$4,325	100%

(1) From continuing operations for 2002 and 2001.

Deposits

Our core deposits consist of noninterest- and interest-bearing demand deposits, savings deposits, money market deposit accounts, certificates of deposit under $100,000, and certain certificates of deposit of $100,000 and over, public funds and certificates of deposit in the CDARSsm program. Total deposits were $548.8 million at December 31, 2005 compared with $455.3 and $395.9 million at December 31, 2004 and 2003, respectively. We use these deposits, along with other borrowed funds, to support our asset base.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds rates on each category of deposits. See “Results of Operations-Net Interest Income” for an explanation of changes in deposit volume and costs during the periods presented:

Average Deposits and Deposit Costs

	For the Years Ended December 31,
	2005			2004			2003
		Percent	Wgtd.		Percent	Wgtd.		Percent	Wgtd.
	Average	of	avg.	Average	of	avg.	Average	of	avg.
	balance	deposits	rate	balance	deposits	rate	balance	deposits	rate
	(dollars in thousands)
Interest checking and MMDAs	$236,832	46.93%	2.13%	$198,992	48.22%	1.07%	$186,796	48.69%	1.17%
Savings deposits	7,935	1.57%	0.79%	6,695	1.62%	0.70%	6,052	1.58%	0.84%
Time deposits (CDs):
CDs under $100,000	114,157	22.62%	3.11%	95,509	23.15%	2.55%	94,820	24.72%	3.18%
CDs $100,000 and over	79,977	15.85%	4.00%	58,625	14.21%	3.27%	55,928	14.58%	3.91%
Total time deposits	194,134	38.47%	3.47%	154,134	37.36%	2.83%	150,748	39.30%	3.45%
Total interest-bearing deposits	438,901	86.98%	2.70%	359,821	87.20%	1.82%	343,596	89.57%	2.16%
Noninterest-bearing demand deposits	65,707	13.02%	-	52,822	12.80%	-	40,022	10.43%	-
Total deposits	$504,608	100.00%	2.35%	$412,643	100.00%	1.58%	$383,618	100.00%	1.94%

At times earning asset growth can outpace core deposit growth resulting in the use of brokered deposits and out of market certificates of deposit and other borrowed funds. This trend has been common in the banking industry because of the proliferation of nonbank competitors and the multitude of financial and investment products available to customers as well as the need to utilize such funds in the process of our overall balance sheet management. At times, access to brokered and out of market deposits is available at maturities and rates more favorable than those available in our local markets. As of December 31, 2005, we held a total of $1.9 million of national market certificates of deposit and $24.3 million of deposits acquired through brokers.

Time deposits in denominations of $100,000 and more totaled $71.3 million at December 31, 2005 as compared to $83.9 and $46.6 million at December 31, 2004 and 2003, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2005:

Time Deposits of $100,000 and Over
(in thousands)
Maturing in:
3 months or less	$4,599
Over 3 months through 6 months	5,925
Over 6 months through 12 months	31,303
Over 12 months	29,460
Total	$71,287

Borrowed Funds

We use short-term borrowings, FHLB advances and long-term borrowings to support our asset base. Short-term borrowings include Federal funds purchased and U.S. Treasury tax and loan note option accounts and securities sold under agreements to repurchase. At December 31, 2005, short-term borrowings were $21.4 million compared to $33.7 million at December 31, 2004 and $31.4 million at December 31, 2003.

The following table provides a summary of our short-term borrowings and related cost information as of, or for the periods ended, December 31:

Short-Term Borrowings

	2005	2004	2003
	(dollars in thousands)
Short-term borrowings outstanding at period end	$21,416	$33,697	$31,383
Weighted average interest rate at period end	3.98%	2.40%	1.41%
Maximum month-end balance during the period	$48,516	$50,566	$37,670
Average short-term borrowings outstanding for the period	$24,001	$29,663	$21,942
Weighted average interest rate for the period	3.15%	1.75%	1.74%

Note 10 to the Consolidated Financial Statements included under Item 8 summarizes the general terms of our short-term borrowings outstanding at December 31, 2005 and 2004, including interest rates, maturity dates, weighted average yields and other applicable terms.

FHLB advances totaled $82.2, $97.2, and $112.2 million at December 31, 2005, 2004 and 2003, respectively while long-term borrowings totaled $3.9, $10.1 and $8.6 million, respectively, for the same periods.

Notes 11 and 12 to the Consolidated Financial Statements included under Item 8 summarize the general terms of our FHLB advances and long-term borrowings at December 31, 2005 and 2004, including interest rates, maturity dates, weighted average yields and other applicable terms.

Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures

See Note 13 to the Consolidated Financial Statements included under Item 8 for a complete description of the fixed rate subordinated debentures.

Capital Resources and Expenditures

We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. Note 17 to the Consolidated Financial Statements under Item 8 include a summary of the risk-based and leverage capital ratios of BNCCORP and the Bank as of December 31, 2005 and 2004. The capital ratios of the Company and the Bank were as follows as of those dates:

	Tier 1	Total
	Risk-	Risk-	Tier 1
	Based	Based	Leverage
As of December 31, 2005	Ratio	Ratio	Ratio
BNCCORP, consolidated	8.48%	10.12%	5.90%
BNC National Bank	10.03%	10.67%	6.98%

As of December 31, 2004
BNCCORP, consolidated	6.35%	8.85%	4.51%
BNC National Bank	9.61%	10.36%	6.83%

The increase in capital ratios between December 31, 2004 and December 31, 2005 are primarily due to the increase in capital from the private placement of 575,000 shares of common stock (see Note 14 for more information regarding the private placement) and 2005 net income, partially offset by an increase in total risk-weighted assets from $449.2 million at December 31, 2004 to $495.9 million at December 31, 2005.

During 2005, we remodeled the exterior of our building at 322 East Avenue in Bismarck, North Dakota and the interior of the BNC Insurance building in Phoenix. We also purchased property in Gilbert Arizona for a future bank site. Capital expenditures for 2006 will include leasehold improvements to the banking branch at the Alltel

Ice Den in Scottsdale, Arizona, a new in-house ATM system, an IP Telephony phone systems and access control to certain locations. Capital expenditures could also include the purchase or lease of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value.

Off-Balance-Sheet Arrangements

In the normal course of business, we are a party to various financial instruments with off-balance-sheet risk. These instruments include commitments to extend credit, commercial letters of credit, performance and financial standby letters of credit and interest rate swaps, caps and floors. Such instruments help us to meet the needs of our customers, manage our interest rate risk and effectuate business combination transactions. These instruments and commitments, which we enter into for purposes other than trading, carry varying degrees of credit, interest rate or liquidity risk in excess of the amount reflected in the consolidated balance sheets. We have also entered into certain guarantee arrangements that are not reflected in the consolidated balance sheets. See Notes 19 and 20 to the Consolidated Financial Statements included under Item 8. For a detailed description of each of these instruments.

Contractual Obligations, Contingent Liabilities and Commitments

As disclosed in the Notes to the Consolidated Financial Statements included under Item 8, we have certain contractual obligations, contingent liabilities and commitments. At December 31, 2005, the aggregate contractual obligations (excluding bank deposits), contingent liabilities and commitments were as follows (in thousands):

	Payments due by period
Contractual Obligations:	Less than 1 Year	1 to 3 years	3 to 5 years	After 5 years	Total

Total borrowings	$42,099	$1,333	$63,533	$23,149	$130,114
Annual rental commitments under non-cancelable operating leases	978	1,342	548	316	3,184
Total	$43,077	$2,675	$64,081	$23,465	$133,298

	Amount of Commitment - Expiration by Period
Other Commitments:	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total

Commitments to lend	$112,517	$16,302	$6,702	$2,142	$137,663
Standby and commercial letters of credit	10,935	2,047	10	-	12,992
Total	$123,452	$18,349	$6,712	$2,142	$150,655

Liquidity Risk Management

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

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements included under Item 8 of Part II present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds in terms ranging from overnight to 10 years and beyond. Advances from the FHLB are generally collateralized by the Bank’s mortgage loans and various investment securities. See “-Investment Securities” and Note 11 to the

Consolidated Financial Statements included under Item 8 of Part II. We have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings. See “-Borrowed Funds,” “Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures” and Notes 12 and 13 to the Consolidated Financial Statements included under Item 8 of Part II for further information on these instruments.

The following table sets forth, for the periods indicated, a summary of our major sources and (uses) of funds. This summary information is derived from the Consolidated Statements of Cash Flows included under Item 8 of Part II:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Proceeds from FHLB advances	$260,000	$382,000	$175,300
Net increase (decrease) in deposits	93,447	59,401	(2,303)
Proceeds from maturities of investment securities	28,455	38,049	56,598
Proceeds from sales of investment securities	2,572	74,363	76,652
Proceeds from issuance of preferred stock	-	1,500	-
Net (decrease) increase in long-term borrowings	(6,229)	1,439	279
Net (decrease) increase in short-term borrowings	(12,281)	2,314	3,263
Repayments of FHLB advances	(275,000)	(397,000)	(160,300)
Net (increase) decrease in loans	(99,772)	(10,670)	50,419
Purchases of investment securities	(27,141)	(89,904)	(193,653)
Additions to premises and equipment	(3,422)	(5,035)	(9,012)
Repurchase of preferred stock	(1,250)	(1,750)	-
Cash paid for Milne Scali earnouts	(60)	(6,012)	(2,315)

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

Forward-Looking Statements

Statements included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act. We caution readers that these forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and expenses, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control.

Effects of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions are primarily monetary in nature. Therefore, banking organizations do not necessarily gain or lose due to the effects of inflation. Changes in interest rates, which are a major determinant of a financial service organization’s profitability, do not necessarily correspond to changes in the prices of goods and services; however, interest rates may change in response to changes in expectations of future inflation. An analysis of a banking organization’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates and maintain profitability.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements included under Item 8 includes a summary of our critical accounting policies and their related impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Interest rate risk arises from changes in interest rates. Interest rate risk can result from: (1) Repricing risk – timing differences in the maturity/repricing of assets, liabilities, and off-balance-sheet contracts; (2) Options risk – the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; (3) Basis risk – risk resulting from unexpected changes in the spread between two or more different rates of similar maturity, and the resulting impact on the behavior of lending and funding rates; and (4) Yield curve risk – risk resulting from unexpected changes in the spread between two or more rates of different maturities from the same type of instrument. We have risk management policies to monitor and limit exposure to interest rate risk. To date we have not conducted trading activities as a means of managing interest rate risk. Our asset/liability management process is utilized to manage our interest rate risk. The measurement of interest rate risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

Our interest rate risk exposure is actively managed with the objective of managing the level and potential volatility of net interest income in addition to the long-term growth of equity, bearing in mind that we will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income and equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining our interest rate risk position within policy guidelines. Using derivative instruments, principally interest rate floors, caps, and interest rate swaps, the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. See “-Loan Portfolio-Interest Rate Caps and Floors” “-Borrowings-Interest Rate Caps and Floors” and Notes 1 and 16 to the Consolidated Financial Statements included under Item 8 for a summary of our accounting policies pertaining to such instruments.

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their December 31, 2005 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its December 31, 2005 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at December 31, 2005 of 7.25 percent to 8.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. As the yield curve flattened over the course of 2005 with short-term rates increasing more than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 1.42 percent. This is nearly 170bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly greater than the record levels experienced during the 2003 lows in mortgage rates.

The net interest income simulation result for the 12-month horizon that covers the calendar year of 2006 is shown below: See Notes 1 and 16 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion related to our interest rate caps and accounting policies related to these derivative instruments.

Net Interest Income Simulation
(amounts in thousands)
Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp

Projected 12-month net interest income	$15,222	$16,279	$17,430	$18,251	$18,762	$19,002	$19,137
Dollar change from unchanged scenario	$(3,029)	$(1,972)	$(821)	$-	$511	$751	$886
Percentage change from unchanged scenario	(16.60)%	(10.80)%	(4.50)%	-	2.80%	4.11%	4.85%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

Our rate sensitivity position over the projected 12-month horizon is asset sensitive. This is evidenced by the projected increase in net interest income in the rising interest rate scenarios and projected decrease in net interest income in the declining rate scenarios.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, and 15 percent from the rates unchanged scenario for the +/- 100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. When a given scenario falls outside of these limits, such as is the case with the -200bp and -300bp scenarios above, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may approve the exception to the general policy or recommend actions aimed at bringing the respective scenario within the general limits noted above. A targeted level of net interest income is established and approved by the Board and ALCO. This target is reevaluated and reset as appropriate at each quarterly ALCO meeting.

Static gap analysis is another tool that may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the “rate sensitivity position” or “gap position.” The following table sets forth our rate sensitivity position as of December 31, 2005. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first:

Interest Sensitivity Gap Analysis

	Estimated maturity or repricing at December 31, 2005
	0–3 months	4–12 months	1–5 years	Over 5 years	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$-	$-	$-	$-	$-
Investment securities (1)	6,478	19,580	134,060	67,067	227,185
FRB and FHLB stock	5,791	-	-	-	5,791
Loans held for sale, fixed rate	266	-	-	-	266
Loans held for sale, floating rate	41,418	59,918	-	-	101,336
Loans held for investment, fixed rate (2)	6,845	29,215	38,826	13,486	88,372
Loans held for investment, floating rate (2)	208,773	3,126	10,097	-	221,996
Total interest-earning assets	$269,571	$111,839	$182,983	$80,553	$644,946
Interest-bearing liabilities:
Interest checking and money market accounts	$252,522	$-	$-	$-	$252,522
Savings	8,285	-	-	-	8,285
Time deposits under $100,000	55,587	66,284	19,012	2,836	143,719
Time deposits $100,000 and over	4,599	37,228	4,507	24,953	71,287
Short-term borrowings	21,416	-	-	-	21,416
FHLB advances	-	20,000	62,200	-	82,200
Long-term borrowings	683	-	2,666	501	3,850
Subordinated debentures	-	-	-	22,648	22,648
Total interest-bearing liabilities	$343,092	$123,512	$88,385	$50,938	$605,927
Interest rate gap	$(73,521)	$(11,673)	$94,598	$29,615	$39,019
Cumulative interest rate gap at December 31, 2005	$(73,521)	$(85,194)	$9,404	$39,019
Cumulative interest rate gap to total assets	(9.94)%	(11.51)%	1.27%	5.27%

(a)

Investment securities are generally reported in the timeframe representing the earliest of repricing date; call date (for callable securities), estimated life or maturity date. Estimated lives of mortgage-backed securities and CMOs are based on published industry prepayment estimates for securities with comparable weighted average interest rates and contractual maturities.

(b)

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of December 31, 2005 and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

[signed] KPMG LLP

Minneapolis, Minnesota

March 27, 2006

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(In thousands, except share and per share data)

ASSETS	2005	2004

CASH AND CASH EQUIVALENTS	$28,824	$11,881
INVESTMENT SECURITIES AVAILABLE FOR SALE	227,185	235,916
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	5,791	7,541
LOANS HELD FOR SALE	101,602	60,197
LOANS AND LEASES, net	310,368	293,814
ALLOWANCE FOR CREDIT LOSSES	(3,188)	(3,335)
Net loans and leases	307,180	290,479
PREMISES AND EQUIPMENT, net	23,514	21,799
INTEREST RECEIVABLE	3,330	2,686
OTHER ASSETS	13,851	13,357
GOODWILL	21,839	21,779
OTHER INTANGIBLE ASSETS, net	6,900	8,075
	$740,016	$673,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing	$72,977	$63,386
Interest-bearing –
Savings, interest checking and money market	260,807	210,887
Time deposits $100,000 and over	71,287	83,952
Other time deposits	143,719	97,118
Total deposits	548,790	455,343
SHORT-TERM BORROWINGS	21,416	33,697
FEDERAL HOME LOAN BANK ADVANCES	82,200	97,200
LONG-TERM BORROWINGS	3,850	10,079
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,648	22,509
OTHER LIABILITIES	9,500	11,036
Total Liabilities	688,404	629,864
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 and 125 shares issued and outstanding	-	-
Capital surplus – preferred stock	-	1,250
Common stock, $.01 par value – 10,000,000 shares authorized; 3,447,945 and 2,884,876 shares issued and outstanding (excluding shares held in treasury)	35	29
Capital surplus – common stock	25,108	18,601
Retained earnings	28,504	24,430
Treasury stock (46,123 and 43,901 shares, respectively)	(559)	(530)
Accumulated other comprehensive income (loss), net of tax	(1,476)	66
Total stockholders’ equity	51,612	43,846
	$740,016	$673,710

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31

(In thousands, except share and per share data)

	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$27,069	$18,865	$19,297
Interest and dividends on investments -
Taxable	7,708	9,455	7,545
Tax-exempt	1,942	1,604	1,535
Dividends	241	209	259
Other	304	8	10
Total interest income	37,264	30,141	28,646
INTEREST EXPENSE:
Deposits	11,842	6,532	7,438
Short-term borrowings	757	519	382
Federal Home Loan Bank advances	4,613	4,898	5,333
Long-term borrowings	468	393	387
Subordinated debentures	2,036	1,758	1,728
Total interest expense	19,716	14,100	15,268
Net interest income	17,548	16,041	13,378
PROVISION FOR CREDIT LOSSES	250	175	1,475
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	17,298	15,866	11,903
NONINTEREST INCOME:
Insurance income	18,751	17,490	14,568
Fees on loans	3,171	2,175	2,022
Service charges	789	827	909
Trust and financial services	638	486	1,009
Brokerage income	379	538	420
Rental income	21	109	212
Net (loss) gain on sales of securities	(67)	269	968
Other	1,201	1,556	704
Total noninterest income	24,883	23,450	20,812
NONINTEREST EXPENSE:
Salaries and employee benefits	22,445	21,662	16,478
Occupancy	2,944	2,700	2,306
Professional services	2,195	1,471	1,146
Depreciation and amortization	1,592	1,640	1,458
Office supplies, telephone and postage	1,446	1,414	1,214
Amortization of intangible assets	1,175	1,274	1,063
Marketing and promotion	970	1,098	803
FDIC and other assessments	226	205	201
Other	3,709	3,304	2,621
Total noninterest expense	36,702	34,768	27,290
Income before income taxes	5,479	4,548	5,425
Income tax provision	1,376	1,144	1,581
Net income	$4,103	$3,404	$3,844

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income, continued

For the Years Ended December 31

(In thousands, except per share data)

	2005	2004	2003
Dividends on preferred stock	(29)	(93)	(120)
Income available to common stockholders	$4,074	$3,311	$3,724

Basic earnings per common share	$1.36	$1.18	$1.38
Diluted earnings per common share	$1.34	$1.14	$1.35

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31

(In thousands)

	2005	2004	2003

NET INCOME	$4,103	$3,404	$3,844
OTHER COMPREHENSIVE INCOME (LOSS) -
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period, net of income taxes of $963, $539, and $668	(1,591)	(711)	(1,122)
Reclassification adjustment for gains (losses) included in net income, net of income taxes	49	(201)	(600)
OTHER COMPREHENSIVE LOSS	(1,542)	(912)	(1,722)

COMPREHENSIVE INCOME	$2,561	$2,492	$2,122

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Periods Indicated

(In thousands, except share data)

			Capital			Capital			Accumulated
			Surplus			Surplus			Other
	Preferred Stock		Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total

BALANCE, December 31, 2002	150	$-	$1,500	2,743,809	$27	$16,614	$17,395	$(513)	$2,700	$37,723
Net income	-	-	-	-	-	-	3,844	-	-	3,844
Other comprehensive loss -
Change in unrealized holding gains on securities available for sale, net of income taxes and reclassification adjustment	-	-	-	-	-	-	-	-	(1,722)	(1,722)
Preferred stock dividends	-	-	-	-	-	-	(120)	-	-	(120)
Issuance of common Stock	-	-	-	48,267	1	460	-	-	-	461

BALANCE, December 31, 2003	150	-	1,500	2,792,076	28	17,074	21,119	(513)	978	40,186
Net income	-	-	-	-	-	-	3,404	-	-	3,404
Other comprehensive loss -
Change in unrealized holding gains on securities available for sale, net of income taxes and reclassification adjustment	-	-	-	-	-	-	-	-	(912)	(912)
Repurchase of preferred stock	(150)	-	(1,500)	-	-	-	-	-	-	(1,500)
Issuance of preferred stock	150	-	1,500	-	-	-	-	-	-	1,500
Repurchase of preferred stock	(25)	-	(250)	-	-	-	-	-	-	(250)
Preferred stock dividends	-	-	-	-	-	-	(93)	-	-	(93)
Other	-	-	-	136,701	1	1,527	-	(17)	-	1,511

BALANCE, December 31, 2004	125	-	1,250	2,928,777	29	18,601	24,430	(530)	66	43,846
Net income	-	-	-	-	-	-	4,103	-	-	4,103
Other comprehensive loss -
Change in unrealized holding gains on securities available for sale, net of income taxes and reclassification adjustment	-	-	-	-	-	-	-	-	(1,542)	(1,542)
Repurchase of preferred stock	(125)	-	(1,250)	-	-	-	-	-	-	(1,250)
Preferred stock dividends	-	-	-	-	-	-	(29)	-	-	(29)
Issuance of common stock	-	-	-	565,291	6	6,507	-	(29)	-	6,484

BALANCE, December 31, 2005	-	$-	$-	3,494,068	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$4,103	$3,404	$3,844
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	250	175	1,475
Depreciation and amortization	1,592	1,640	1,458
Amortization of intangible assets	1,175	1,274	1,063
Net premium amortization on investment securities	2,291	2,894	4,116
Proceeds from loans recovered	12	280	102
Write down of other real estate owned and repossessed assets	4	44	40
Change in interest receivable and other assets, net	(1,142)	2,148	(10,946)
Loss on sale of bank premises and equipment	102	25	17
Net realized loss (gains) on sales of investment securities	67	(269)	(968)
Deferred income taxes	512	537	874
Change in dividend distribution payable	53	26	(15)
Change in other liabilities, net	(1,102)	147	71
Originations of loans held for sale	(763,073)	(210,070)	-
Proceeds from sale of loans held for sale	804,477	148,400	-
Originations of loans to be participated	(155,044)	(65,194)	(81,706)
Proceeds received from participations of loans sold	155,044	65,194	81,706
Net cash (used) provided by operating activities	49,321	(49,345)	1,131
INVESTING ACTIVITIES:
Purchases of investment securities	(27,141)	(89,904)	(193,653)
Proceeds from sales of investment securities	2,572	74,363	76,652
Proceeds from maturities of investment securities	28,455	38,049	56,598
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(5,341)	(7,862)	(3,007)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	7,091	7,917	2,482
Net (increase) decrease in loans	(99,772)	(10,670)	50,419
Additions to bank premises and equipment	(3,422)	(5,035)	(9,012)
Cash paid for acquisition of insurance assets	-	(462)	(260)
Cash paid for acquisition of mortgage company	-	(150)	-
Cash paid related to insurance acquisition earnout	(60)	(6,012)	(2,315)
Other	13	153	108
Net cash (used) provided by investing activities	(97,605)	387	(21,988)
FINANCING ACTIVITIES:
Net increase in demand, savings, interest checking and money market accounts	59,511	10,803	28,357
Net increase in time deposits	33,936	48,598	(30,660)
Net increase (decrease) in short-term borrowings	(12,281)	2,314	3,263
Repayments of Federal Home Loan Bank advances	(275,000)	(397,000)	(160,300)
Proceeds from Federal Home Loan Bank advances	260,000	382,000	175,300
Repayments of long-term borrowings	(6,229)	(61)	(62)
Proceeds from long-term borrowings	-	1,500	141
Proceeds from issuance of preferred stock	-	1,500	-
Repurchase of preferred stock	(1,250)	(1,750)	-
Payment of preferred stock dividends	(29)	(93)	(120)
Proceeds from issuance of common stock	5,839	-	-
Amortization of discount on subordinated debentures	86	86	86
Proceeds from restricted stock and stock options	440	-	-
Stock issued for acquisition of insurance subsidiary installment	233	-	-
Purchase of treasury stock	(29)	422	235
Net cash provided by financing activities	65,227	48,319	16,240
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,943	(639)	(4,617)
CASH AND CASH EQUIVALENTS, beginning of period	11,881	12,520	17,137
CASH AND CASH EQUIVALENTS, end of period	$28,824	$11,881	$12,520
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$19,026	$13,699	$15,693
Income taxes paid	$467	$594	$817

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

1. Description of Business and Summary of Significant Accounting Policies

Description of Business. BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly-owned subsidiaries, BNC Insurance Services, Inc. (“BNC Insurance Services”) and BNC Asset Management, Inc., the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 27 locations in Arizona, Minnesota, North Dakota, Colorado and Utah, provides a broad range of banking, insurance, and wealth management services to small and mid-sized businesses and individuals.

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

Critical Accounting Policies

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses, income taxes and impairment testing related to goodwill and other intangible assets. The following have been identified as “critical accounting policies.”

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

Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral of the loan.

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

Qualitative Reserve. The Bank’s senior lending management also allocates reserves for special situations which are unique to the measurement period. These include economic trends, such as economic conditions in certain geographic or industry segments of the portfolio and economic trends in the retail lending sector, management’s assessment of credit risk inherent in the loan portfolio, delinquency trends, historical loss experience and peer-group loss history.

Continuous credit monitoring processes and the analysis of loss components is the principal method relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Bank’s allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to the Bank’s own experience. In addition, various regulatory agencies periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.

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

The North Dakota banking group was used as the reporting unit for goodwill and other intangible assets related to the acquisition of various branches and deposits in North Dakota. The mortgage branch was used as the reporting unit for the goodwill related to the acquisition of the mortgage consulting and brokerage firm. The financial services group was used as the reporting unit for the intangible assets related to acquisition of customer lists and a management contract. BNC Insurance Services was used as the reporting unit for goodwill and other intangible assets related to all insurance acquisitions.

The Company uses current, comparable transactions to estimate the fair value of the respective reporting units and calculates an estimated fair value based on multiples of revenues, earnings, and book value of the comparable transactions. When such comparable transactions are not available the Company uses other methods which may include the discounted cash flow approach, the same methodology used to establish the initial purchase price or the average of several methods.

Assessing impairment of the Company’s goodwill and other intangible assets involves considerable judgment and the use of estimates. Specific factors and rates used to assess value are based on management’s best estimates of variables affecting the valuation analyses. The estimates are assessed periodically and any identified impairment would result in a change to earnings. Such charges could materially affect the Company’s results of operations due to the significant amount of goodwill and other intangible assets that must be assessed periodically or when impairment indicators are present.

The effect of any impairment is recorded in earnings in the period it is determined. There was no goodwill impairment recorded during the reporting periods included in these consolidated financial statements.

Other Significant Accounting Policies

Investment Securities. Investment securities that the Bank intends to hold for indefinite periods of time as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, change in liquidity needs, the need to increase regulatory capital or similar factors are classified as available for sale. Available-for-sale securities are carried at market value. Net unrealized gains and losses, net of deferred income taxes, on investments available for sale are reported as a separate component of stockholders’ equity until realized (see “Comprehensive Income”). All securities, other than the securities of the Federal Reserve Bank Stock (“FRB”) and the Federal Home Loan Bank Stock (“FHLB”), were classified as available for sale as of December 31, 2005 and 2004. Investment securities that the Bank intends to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a level yield method over the period to maturity. The Bank did not have any securities classified as held to maturity as of December 31, 2005 or 2004.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses on the sale of investment securities are determined using the specific-identification method and recognized in noninterest income on the trade date.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost, which are deemed other than temporary, could result in a charge to earnings and the corresponding establishment of a new cost basis for the security. Such write-downs would be included in noninterest income as realized losses. There were no such write-downs during 2005, 2004 or 2003. Note 3 to these consolidated financial statements includes a summary of investment securities in a loss position at December 31, 2005 and a discussion concerning such securities.

Federal Reserve Bank and Federal Home Loan Bank Stock. Investments in FRB and FHLB stock are carried at cost, which approximates fair value.

Loans Held for Sale. Loans held for sale are recorded at the lower of cost or market value. The Bank has a financing program in which it purchases short-term participation interests in residential mortgage loans originated by a mortgage company. The maximum term for these loans is 120 days. It is anticipated that additional residential mortgage loans will be purchased under the program.

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

All impaired loans are measured at the present value of expected future cash flows discounted at the loan’s initial effective interest rate. The fair value of collateral of an impaired collateral-dependent loan or an observable market price may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment will be recognized as a charge-off through the allowance for credit losses. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are reviewed for impairment on an individual basis.

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

Loan Servicing and Transfers of Financial Assets. The Bank regularly sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2005 and 2004, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $183.8 and $131.3 million, respectively.

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

Other Real Estate Owned and Repossessed Property. Real estate properties and other assets acquired through loan foreclosure are included in other assets in the balance sheets, and are stated at the lower of carrying amount or fair value less estimated costs to sell. When an asset is acquired, the excess of the recorded investment in the asset over fair value less estimated costs to sell, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other noninterest expense. The Bank had no outstanding other real estate owned or repossessed property at either December 31, 2005 or December 31, 2004.

Goodwill. Goodwill represents the aggregate excess of the cost of businesses acquired over the fair value of their net assets at dates of acquisition. Goodwill is not amortized, but instead is tested for impairment annually or when impairment indicators are present. Note 8 to these consolidated financial statements includes other disclosures related to goodwill.

Other Intangible Assets. Other intangible assets include premiums paid for deposits assumed, insurance books of business and other miscellaneous intangibles. Deposit premiums were amortized over their estimated lives of 10 years. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 or 10 years for commercial lines and 9.8 or 10 years for personal lines. The Company’s other intangible assets with identifiable lives are amortized over those lives and are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. Intangible assets with indefinite lives are no longer amortized but are tested for impairment annually or when impairment indicators are present. Note 8 to these consolidated financial statements includes additional information related to the Company’s other intangible assets.

Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If impairment is identified, the assets are written down to their fair value through a charge to noninterest expense. No such impairment losses were recorded during 2005, 2004 or 2003.

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

Fair Values of Financial Instruments. The Company is required to disclose the estimated fair value of financial instruments for which it is practicable to estimate fair value. Fair value estimates are subjective in nature, involving uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by the Company in estimating fair value disclosures for its financial instruments, all of which are issued or held for purposes other than trading (see Note 18 to these consolidated financial statements):

Cash and Cash Equivalents, Noninterest-Bearing Deposits and Demand Deposits. The carrying amounts approximate fair value due to the short maturity of the instruments. The fair value of deposits with no stated maturity, such as interest checking, savings and money market accounts, is equal to the amount payable on demand at the reporting date.

Investment Securities Available for Sale. The fair value of the Company’s securities equals the quoted market price.

Federal Reserve Bank and Federal Home Loan Bank Stock. The carrying amount of FRB and FHLB stock is their cost, which approximates fair value.

Loans held for sale. The value of the Company’s loans held for sale is stated as the lower of cost or market value of the loans.

Loans and Leases. Fair values for loans and leases are estimated by discounting future cash flow payment streams using rates at which current loans to borrowers with similar credit ratings and similar loan maturities are being made.

Accrued Interest Receivable. The fair value of accrued interest receivable equals the amounts receivable due to their current nature.

Derivative Financial Instruments. The fair value of the Company’s derivatives equals the market price.

Interest-Bearing Deposits. Fair values of interest-bearing deposit liabilities are estimated by discounting future cash flow payment streams using rates at which comparable current deposits with comparable maturities are being issued. The intangible value of long-term customer relationships with depositors is not taken into account in the fair values disclosed.

Borrowings and Advances. The carrying amount of short-term borrowings approximates fair value due to the short maturity and the instruments’ floating interest rates, which are tied to market conditions. The fair values of long-term borrowings are estimated by discounting future cash flow payment streams using rates at which comparable borrowings are currently being offered.

Accrued Interest Payable. The fair value of accrued interest payable equals the amount payable due to their current nature.

Guaranteed Preferred Beneficial Interests In Company’s Subordinated Debentures. The fair values of the Company’s subordinated debentures are estimated by discounting future cash flow payment streams using discount rates estimated to reflect those at which comparable instruments could currently be offered.

Financial Instruments with Off-Balance-Sheet Risk. The fair values of the Company’s commitments to extend credit and commercial and standby letters of credit are estimated using fees currently charged to enter into similar agreements.

Derivative Financial Instruments. The Company may enter into derivative financial instruments such as interest rate swaps, caps and floors as part of managing its interest rate risk. Interest rate swaps are used to exchange fixed and floating rate interest payment obligations and caps and floors are used to protect the Company’s balance sheet from unfavorable movements in interest rates while allowing benefit from favorable movements.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. All derivative instruments that qualify for specific hedge accounting are recorded at fair value and classified either as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or a forecasted transaction (“cash flow” hedge). All relationships between hedging instruments and hedged items are formally documented, including the risk management objective and strategy for undertaking various hedge transactions.

Changes in the fair values of a derivative that is highly effective and designated as a fair value hedge and the offsetting changes in the fair value of the hedged item are recorded in income. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly by earnings. The Company performs an assessment comparing the changes in cash flow of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction at the inception of the hedge and on a quarterly basis thereafter to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in fair value resulting from hedge ineffectiveness is immediately recorded in income.

Revenue Recognition. The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, Federal funds sold and interest bearing due from accounts. Noninterest income is recognized when it has been realized and has been earned. In accordance with existing accounting and industry standards, as well as guidance issued by the Securities and Exchange Commission, the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies that could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.

Earnings Per Common Share. Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Such potential dilutive instruments include stock options and contingently issuable stock. Note 23 to these consolidated financial statements includes disclosure of the Company’s EPS calculations.

Comprehensive Income. Comprehensive income is the total of net income and other comprehensive income, which for the Company, is generally comprised of unrealized gains and losses on securities available for sale and unrealized gains on hedging instruments qualifying for cash flow hedge accounting treatment pursuant to SFAS 133, as amended. The Company presents consolidated statements of comprehensive income.

Segment Disclosures. BNCCORP segments its operations into separate business activities: banking, insurance, and wealth management services. Segment disclosures are provided in Note 15 to these consolidated financial statements.

Stock-Based Compensation. At December 31, 2005, the Company had two stock-based employee compensation plans, which are described more fully in Note 26 to these consolidated financial statements. No stock-based employee compensation expense is reflected in net income for stock options granted under the plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is reflected in net income for the periods presented below for restricted stock issued under the stock plans and its net effect on net income is reflected in the table below.

The following table illustrates the effect on net income to common shareholders and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation for the years ended December 31 (in thousands):

	2005	2004	2003
Net income available to common shareholders	$4,074	$3,311	$3,724
Add: total stock-based employee compensation expense included in reported net income, net of related tax effects	151	114	96
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(190)	(154)	(147)
Pro forma net income	$4,035	$3,271	$3,673
Earnings per share:
Basic – as reported	$1.36	$1.18	$1.38
Basic – pro forma	1.32	1.13	1.30
Diluted – as reported	1.34	1.14	1.35
Diluted – pro forma	1.30	1.10	1.27

Recently Issued or Adopted Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Because market prices are generally not available for most employee stock options, the grant-date fair value must be estimated using an option-pricing model. On April 14, 2005, the Securities and Exchange Commission delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. The Company does not expect that the adoption of the revised Statement will have a material impact on its consolidated financial statements. We anticipate that this expense will reduce 2006 earnings per share by less than $.01.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which establishes, unless impractical, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

Regulatory Environment. BNCCORP and its subsidiaries are subject to regulations of certain state and Federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2005, capital levels exceeded minimum capital requirements (see Note 17 to these consolidated financial statements).

Reclassifications. Certain amounts in the financial statements for prior years have been reclassified to conform to the current year’s presentation.

2. Restrictions on Cash and Due from Banks:

The Bank is required to maintain reserve balances in cash on hand or with the FRB under the Federal Reserve Act and Federal Reserve Board’s Regulation D. Required reserve balances were $25,000 as of December 31, 2005 and 2004.

3. Investment Securities Available For Sale:

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2005 or 2004. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities	$8,586	$71	$(107)	$8,550
Collateralized mortgage obligations	176,065	37	(4,439)	171,663
State and municipal bonds	44,915	2,111	(54)	46,972
	$229,566	$2,219	$(4,600)	$227,185

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities	$9,715	$167	$(5)	$9,877
U.S. government agency securities	981	55	-	1,036
Collateralized mortgage obligations	189,783	190	(2,269)	187,704
State and municipal bonds	33,390	2,028	(117)	35,301
Corporate debt securities	1,941	57	-	1,998
	$235,810	$2,497	$(2,391)	$235,916

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2005, were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	3,315	3,500
Due after five years through ten years	62,902	61,529
Due after ten years	163,349	162,156
Total	$229,566	$227,185

Securities carried at approximately $214.6 million and $206.6 million at December 31, 2005 and 2004, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the FHLB and repurchase agreements with customers.

Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Sales proceeds	$2,572	$74,363	$76,652
Gross realized gains	-	886	1,573
Gross realized losses	(67)	(617)	(605)

The following table shows the Company’s investments’ gross unrealized losses and fair value; aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (amounts are in thousands):

	Less than 12 months			12 months or more			Total
Description of Securities	#	Fair Value	Unrealized Loss	#	Fair Value	Unrealized Loss	#	Fair Value	Unrealized Loss
U.S. government agency mortgage-backed securities	3	$5,116	$(104)	3	$617	$(3)	6	$5,733	$(107)
Collateralized mortgage obligations	5	23,338	(223)	24	146,969	(4,216)	29	170,307	(4,439)
State and municipal bonds	11	10,344	(54)	-	-	-	11	10,344	(54)
Total temporarily impaired securities	19	$38,798	$(381)	27	$147,586	$(4,219)	46	$186,384	$(4,600)

In reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. There were six U.S. government agency mortgage-backed securities, five issued and guaranteed by GNMA, and one by FNMA. There were 29 collateralized mortgage obligations, 28 of which are issued and guaranteed by FNMA and FHLMC and one that is issued and guaranteed by GNMA. The sum of the fair value of the 24 collateralized mortgage obligation positions that have been in a continuous unrealized loss position for 12 months or more as of December 31, 2005 was only 2.79 percent below the sum of their amortized cost. There were eleven state and municipal bonds, all of which are insured, AAA rated general obligation bonds that have been at an unrealized loss position for less than 12 months. None of the impairments were due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the impairments is, in general, attributable to changes in interest rates.

4. Federal Reserve Bank and Federal Home Loan Bank Stock:

The carrying amounts of FRB and FHLB stock, which approximate their fair values, consisted of the following as of December 31 (in thousands):

	2005	2004
Federal Reserve Bank Stock, at cost	$1,275	$1,268
Federal Home Loan Bank Stock, at cost	4,516	6,273
Total	$5,791	$7,541

There is no contractual maturity on these investments; they represent required regulatory investments in Federal Reserve Bank Stock and required membership and activity stock with the Federal Home Loan Bank.

5. Loans and Leases:

Composition of Loan and Lease Portfolio. The composition of the loan and lease portfolio was as follows as of December 31 (in thousands):

	2005	2004
Commercial and industrial	$88,467	$75,460
Real estate:
Mortgage	122,785	129,321
Construction	80,296	68,967
Agricultural	12,706	13,919
Consumer	4,638	5,091
Lease financing	2,131	1,540
Other	80	389
Total	311,103	294,687
Less:
Unearned income and net unamortized deferred fees and costs	(735)	(873)
Loans and leases, net	310,368	293,814
Allowance for credit losses	(3,188)	(3,335)
Net loans and leases	$307,180	$290,479

Geographic Location and Types of Loans. Loans were to borrowers located in the following market areas as of December 31:

2005			2004
North Dakota	$108,535	35%	$96,185	33%
Minnesota	100,400	32	88,397	30
Arizona	81,767	26	88,255	30
Other	20,401	7	21,850	7
Totals	$311,103	100%	$294,687	100%

Commercial loan borrowers are generally small and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Bank holds real property as collateral. Agricultural loans include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. Loans to consumers are both secured and unsecured. Lease financing represents credit to each borrower under direct finance lease obligations. Single- and multi-family residential mortgage loans totaling $8.4 and $11.9 million at December 31, 2005 and 2004, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $40.9 and $39.3 million at December 31, 2005 and 2004, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

Concentrations of Credit. The Bank’s credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2005 were real estate loans, such as loans to non-residential and apartment building operators and lessors of real property ($97.3 million) and construction loans ($37.3 million). Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral.

Impaired Loans. As of December 31, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

	2005		2004
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans -
Valuation allowance required	$1,469	$300	$3,508	$1,043
No valuation allowance required	-	-	39	-
Total impaired loans	$1,469	$300	$3,547	$1,043

Impaired loans generally include loans on which management believes it is probable that the Bank will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Bank generally considers all loans risk-graded substandard and doubtful, as well as nonaccrual and restructured loans, as impaired loans. The valuation allowance on impaired loans is included in the Bank’s allowance for credit losses.

The average recorded investment in impaired loans, and approximate interest income recognized for such loans, were as follows for the years ended December 31 (amounts in thousands):

	2005	2004	2003
Average recorded investment in impaired loans	$2,430	$4,991	$13,415
Interest income recognized on impaired loans	$212	$273	$758
Average recorded investment in impaired loans as a percentage of average total loans	0.80%	1.80%	4.40%

Past Due, Nonaccrual and Restructured Loans. As of December 31, 2005 and 2004, the Bank had $0 and $25,000, respectively, of loans past due 90 days or more and still accruing interest. As of December 31, 2005 and 2004, the Bank had $143,000 and $524,000, respectively, of nonaccrual loans and nonrestructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year end had been recognized at original contractual rates during the year ended December 31 (in thousands):

	2005	2004	2003
Interest income that would have been recorded	$14	$72	$121
Interest income recorded	-	43	56
Effect on interest income	$14	$29	$65

As of December 31, 2005 the Bank had no commitments to lend additional funds to borrowers with loans whose terms had been modified in troubled debt restructurings.

Loans to Related Parties. Note 21 to these consolidated financial statements include information relating to loans to executive officers, directors, principal shareholders and associates of such persons.

Leases. The Bank extends credit to borrowers under direct finance lease obligations. The direct finance lease obligations are stated at their outstanding principal amount net of unearned income and net unamortized deferred fees and costs.

At December 31, 2005, the total minimum annual lease payments for direct finance lease obligations with remaining terms of greater than one year were as follows (in thousands):

2006	$645
2007	488
2008	322
2009	229
2010	-
Thereafter	-
Total future minimum lease payments	1,684
Unguaranteed residual values	590
Total of all payments	2,274
Unearned income	(215)
Net outstanding principal amount	$2,059

6. Allowance for Credit Losses:

Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Balance, beginning of year	$3,335	$4,763	$5,006
Provision for credit losses	250	175	1,475
Loans charged off	(589)	(1,883)	(1,820)
Loans recovered	192	280	102
Balance, end of year	$3,188	$3,335	$4,763

7. Premises and Equipment

Premises and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Land and improvements	$6,761	$4,913
Buildings and improvements	13,818	13,269
Leasehold improvements	1,731	1,755
Furniture, fixtures and equipment	10,250	10,692
Total cost	32,560	30,629
Less accumulated depreciation and amortization	(9,046)	(8,830)
Net premises, leasehold improvements and equipment	$23,514	$21,799

Depreciation and amortization expense on premises and equipment charged to continuing operations totaled approximately $1.6, $1.6 and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Goodwill and Other Intangible Assets

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

Core deposit intangibles are amortized based on a useful life of 10 years. All core deposit intangibles have been fully amortized as of December 31, 2005. Insurance books of business intangibles are being amortized over their estimated lives of 12.5 years for commercial lines and 9.8 years for personal lines for the books of business acquired in the BNC Insurance Services acquisition and 10 years for the books of business acquired in the IASW, the Salt Lake City agency, the Prescott Valley agency and the Denver surety business acquisitions.

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2005 is presented in the table below (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Intangible assets:
Core deposit intangibles	$3,497	$3,497	$-
Insurance books of business intangibles	9,379	2,702	6,677
Other	1,138	915	223
Total	$14,014	$7,114	$6,900

Amortization expense for intangible assets was $1.2, $1.3 and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table shows the estimated amortization expense for the next five years, for amortized intangible assets existing on the Company’s books at December 31, 2005 (in thousands). Projections of amortization expense are based on existing asset balances as of December 31, 2005. Actual amortization expense may differ significantly depending upon changes in market conditions:

	Insurance Commercial and Personal Books of Business Intangibles	Other	Total
Year ended December 31,
2006	$801	$112	$913
2007	801	112	913
2008	801	-	801
2009	801	-	801
2010	801	-	801

The following table shows the change in goodwill, by reporting segment, between January 1, 2005 and December 31, 2005 (in thousands):

	Segment
	Banking	Insurance	Total
Balance, January 1, 2005	$410	$21,369	$21,779
Goodwill attributable to earnout payments	-	60	60
Balance, December 31, 2005	$410	$21,429	$21,839

9. Deposits:

The scheduled maturities of time deposits as of December 31, 2005 are as follows (in thousands):

2006	$163,699
2007	21,128
2008	2,260
2009	1,790
2010	1,027
Thereafter	25,102
$215,006

At December 31, 2005 and 2004, the Bank had $1.9 and $3.8 million, respectively, of time deposits that had been acquired in the national market and $24.3 and $51.8 million, respectively, of time deposits that had been acquired through a broker.

At December 31, 2005 and 2004 collateralized mortgage obligations and state and municipal bonds with an amortized cost of approximately $24.2 million and $21.2 million, respectively were pledged as collateral for certain deposits and $3.2 million and $4.8 million, respectively of bank depository guaranty bonds from a bankers surety company were pledged as additional collateral on Bank deposits.

Deposits Received from Related Parties. Note 21 to these consolidated financial statements includes information relating to deposits received from executive officers, directors, principal shareholders and associates of such persons.

10. Short-Term Borrowings:

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) as of December 31 (in thousands):

	2005	2004
Federal funds purchased and U.S. Treasury tax and loan retainer	$7,090	$21,314
Repurchase agreements with customers, renewable daily, interest payable monthly, rates ranging from 2.00% to 5.13%, and 2.00% to 3.19%, respectively, secured by government agency collateralized mortgage obligations	14,326	12,383
	$21,416	$33,697

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2005 and 2004 was 3.98% and 2.40% respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customers are required or desire to have their funds supported by collateral consisting of government, government agency or other types of securities. A repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2005, $14.3 million of securities sold under repurchase agreements, with a weighted average interest rate of 3.95%, maturing in 2006, were collateralized by government agency collateralized mortgage obligations having a carrying value of $23.3 million, a market value of $23.3 million and unamortized principal balances of $23.8 million.

As of December 31, 2005, the Bank had established federal funds purchase programs with three banks, totaling $17.5 million. At December 31, 2005, the Bank had purchased federal funds of $4.0 million under these programs leaving $13.5 million available. The borrowings mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

11. Federal Home Loan Bank Advances:

FHLB advances consisted of the following at December 31 (amounts are in thousands):

	2005		2004
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate
2005	$-	-%	$15,000	2.30%
2006	20,000	2.06	20,000	2.06
2009	10,000	5.64	10,000	5.64
2010	52,200	6.09	52,200	6.09
	$82,200	5.05%	$97,200	4.63%

Some of the advances listed above have call provisions that allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2005, the Bank had $62.2 million of callable FHLB advances all callable quarterly during the first quarter of 2006.

At December 31, 2005, the advances from the FHLB were collateralized by the Bank’s mortgage loans with unamortized principal balances of approximately $49.4 million resulting in a FHLB collateral equivalent of $30.3 million. In addition, the advances from the FHLB were collateralized by securities with unamortized principal balances of approximately $141.5 million. The Bank has the ability to draw additional advances of $83.9 million based upon the mortgage loans and securities that are currently pledged, subject to a requirement to purchase additional FHLB stock.

12. Long-Term Borrowings:

The following table sets forth selected information for long-term borrowings (borrowings with an original maturity of greater than one year) as of December 31 (in thousands):

	2005	2004
Note payable to the Bank of North Dakota, principal and interest due each March 31, beginning on March 31, 2005 and ending March 31, 2019, interest payable at 30-day LIBOR plus 2.45%, secured by the stock of BNC National Bank	$3,833	$10,000
Other	17	79
	$3,850	$10,079

The loan from the Bank of North Dakota includes various covenants that are primarily operational rather than financial in nature. As of December 31, 2005, the Company was in compliance with these covenants.

13. Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures:

In July 2001, BNCCORP established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2005 was 7.82 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of BNCCORP. The floating rate junior subordinated deferrable interest debentures were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2005 was 7.82 percent. Prior to July 31, 2011, the rate shall not exceed 12.5 percent. The trust preferred securities are subject to mandatory redemption on July 31, 2031. On or after July 31, 2006, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval, at declining redemption prices.

In July 2000, BNCCORP established a special purpose trust, BNC Capital Trust I, for the purpose of issuing $7.5 million of 12.045 percent trust preferred securities. The proceeds from the issuance, together with the proceeds of the related issuance of $232,000 of 12.045 percent common securities of the trust, were invested in $7.7 million of 12.045 percent junior subordinated deferrable interest debentures of BNCCORP. The trust preferred securities are subject to mandatory redemption on July 19, 2030. On or after July 19, 2010, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval, at declining redemption prices.

The trust preferred securities provide BNCCORP with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if BNCCORP itself were to issue preferred stock because BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trusts are the debentures. BNCCORP owns all of the common securities of the trusts. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs. Concurrent with the issuance of the preferred securities by the trusts, BNCCORP fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities.

Pursuant to SFAS 150 and FIN 46, the subordinated debentures are presented as debt in the consolidated financial statements. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes, up to a certain allowed amount. Any excess over the amount allowed in Tier 1 capital can be included in Tier 2 capital, up to certain allowed amounts. (See Note 17 for further discussion of the impact of the subordinated debentures on the Company’s consolidated regulatory capital calculations).

14. Stockholders’ Equity:

BNCCORP and the Bank are subject to certain minimum capital requirements (see Note 17 to these consolidated financial statements). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency (“OCC”), the Bank’s principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank’s net profits from the current year plus retained net profits for the preceding two years. At December 31, 2005 approximately $11.4 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

Pursuant to an asset purchase and sale agreement, on December 31, 2005, BNCCORP issued 18,500 shares of its common stock to the Insurance Alliance of the South West (“IASW”) for the second installment related to BNC Insurance Service’s acquisition of certain of its assets.

On September 21, 2005, BNCCORP issued 575,000 shares of its common stock in a private placement offering resulting in gross proceeds of $6.61 million. Sandler O’Neill & Partners, L.P. served as the exclusive placement agent and received a fee of seven percent of the gross proceeds, plus reasonable out-of-pocket expenses. The net proceeds were approximately $5.84 million.

On April 27, 2005, BNCCORP repurchased 100 shares of its noncumulative preferred stock from a trust controlled by Richard W. Milne, Jr. for cash. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

On February 15, 2005, BNCCORP repurchased 25 shares of its noncumulative preferred stock from a trust controlled by Richard W. Milne, Jr. for cash. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

Pursuant to an asset purchase and sale agreement, on December 31, 2004, BNCCORP issued 15,692 shares of its common stock to IASW for the second installment related to BNC Insurance Services acquisition of certain assets of IASW.

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

Pursuant to an asset purchase and sale agreement, on June 30, 2004, BNCCORP issued 26,607 shares of its common stock to the owners of Finkbeiner Insurance, Inc. in connection with BNC Insurance Services acquisition of certain assets and assumption of certain liabilities of the insurance agency.

Pursuant to an asset purchase and sale agreement, on March 31, 2004, BNCCORP issued 22,470 shares of its common stock to owners of The Richard Q. Perry Agency in connection with BNC Insurance Services acquisition of certain assets and assumption of certain liabilities of the insurance agency.

On May 30, 2001, BNCCORP’s Board of Directors (the “Board”) adopted a rights plan intended to protect stockholder interests in the event BNCCORP becomes the subject of a takeover initiative that BNCCORP’s Board believes could deny BNCCORP’s stockholders the full value of their investment. This plan does not prohibit the Board from considering any offer that it deems advantageous to its stockholders. BNCCORP has no knowledge that anyone is considering a takeover.

The rights were issued to each common stockholder of record on May 30, 2001, and they will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 15 percent or more of BNCCORP’s outstanding common stock. The rights will expire on May 30, 2011, unless redeemed or exchanged at an earlier date.

15. Segment Disclosures:

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking, insurance operations and wealth management services.

Banking provides traditional banking services to individuals and small and mid-sized businesses, such as accepting deposits, consumer and mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as the sale to and servicing of commercial loans for other institutions. Banking operations also engage in financing programs related to residential mortgage loans and student loans.

The insurance segment provides a full range of insurance services including commercial insurance, surety bonds, employee benefits-related insurance, personal insurance and claims management.

Wealth management services provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services operations provide a wide array of trust and other financial services including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts (“IRAs”), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the years ended December 31 (in thousands):

	2005					2005
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income	$19,324	$91	$589	$(2,516)	$17,488	$60	$17,548
Other revenue-external customers	4,796	19,030	1,019	160	25,005	(122)	24,883
Segment profit (loss)	4,014	1,942	(183)	(1,670)	4,103	-	4,103
Segment assets	662,918	35,646	41,460	81,245	821,269	(81,253)	740,016
Efficiency Ratios	77.35%	83.33%	124.94%	(54.80)%	89.17%		86.50%

	2004					2004
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income	$17,890	$46	$223	$(2,169)	$15,990	$51	$16,041
Other revenue-external customers	4,169	18,298	1,017	88	23,572	(122)	23,450
Segment profit (loss)	3,755	1,467	(115)	(1,703)	3,404	-	3,404
Segment assets	653,484	33,438	16,747	77,714	781,383	(107,673)	673,710
Efficiency Ratios	76.86%	86.87%	122.98%	(68.62)%	90.60%		88.04%

16. Derivatives:

During May and June 2001, the Bank purchased, for $1.2 million, interest rate cap contracts with notional amounts totaling $40.0 million to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR with $20.0 million of 4.50 percent contracts having three-year original maturities (matured during

May and June of 2004) and $20.0 million of 5.50 percent contracts having five-year original maturities (maturing during May and June of 2006). The remaining $20.0 million of contracts, classified as other assets, are reflected in the Company’s December 31, 2005 consolidated balance sheet at their then combined fair value of $18. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the years ended December 31, 2005, 2004 and 2003, the impact of marking the contracts to market (reflected as an increase in interest expense) was $1,000, $55,000 and $80,000.

The Company entered into an interest rate floor agreement during the first quarter of 2006. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the Prime interest rate is below the strike rate of 7.00%. The Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50 million of the Company’s existing variable-rate assets.

17. Regulatory Capital:

BNCCORP and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial results. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BNCCORP and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of BNCCORP and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes that, as of December 31, 2005, BNCCORP and the Bank met all capital adequacy requirements to which they are subject.

Under current regulatory capital regulations, BNCCORP’s subordinated debentures qualify as Tier 1 capital for purposes of the consolidated capital calculations up to 25 percent of Tier 1 capital prior to the deduction of intangible assets. The remainder of the subordinated debentures qualify as Tier 2 capital provided that the total of Tier 2 capital does not exceed Tier 1 capital. As of December 31, 2005, $17.7 million of the subordinated debentures qualified as Tier 1 capital with the remaining $4.9 million qualifying as Tier 2 capital. As of December 31, 2004, $14.6 million of the subordinated debentures qualified as Tier 1 capital with the remaining $7.9 million qualifying as Tier 2 capital. These amounts are reflected in the consolidated capital amounts presented in the table below.

As of December 31, 2005, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual capital amounts and ratios of BNCCORP and the Bank as of December 31 are also presented in the tables (amounts are in thousands):

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2005
Total Capital (to risk-weighted assets):
Consolidated	$50,186	10.12%	$39,673	8.0%	$	N/A	N/A
BNC National Bank	52,925	10.67	39,686	8.0		49,607	10.0%
Tier 1 Capital (to risk-weighted assets):
Consolidated	42,045	8.48	19,836	4.0		N/A	N/A
BNC National Bank	49,737	10.03	19,843	4.0		29,764	6.0
Tier 1 Capital (to average assets):
Consolidated	42,045	5.90	28,503	4.0		N/A	N/A
BNC National Bank	49,737	6.98	28,499	4.0		35,624	5.0

2004
Total Capital (to risk-weighted assets):
Consolidated	$39,770	8.85%	$35,940	8.0%	$	N/A	N/A
BNC National Bank	46,451	10.36	35,885	8.0		44,856	10.0%
Tier 1 Capital (to risk-weighted assets):
Consolidated	28,520	6.35	17,970	4.0		N/A	N/A
BNC National Bank	43,116	9.61	17,942	4.0		26,914	6.0
Tier 1 Capital (to average assets):
Consolidated	28,520	4.51	25,268	4.0		N/A	N/A
BNC National Bank	43,116	6.83	25,237	4.0		31,457	5.0

The change in capital ratios over the 12-month period ended December 31, 2005 reflected an increase in total risk-weighted assets, for the consolidated group, to $495.9 million at December 31, 2005 from $449.2 million at December 31, 2004 and, for the bank, to $496.1 million at December 31, 2005 from $448.6 million at December 31, 2004.

18. Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments are as follows as of December 31 (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$28,824	$28,824	$11,881	$11,881
Investment securities available for sale	227,185	227,185	235,916	235,916
Federal Reserve Bank and Federal Home Loan Bank stock	5,791	5,791	7,541	7,541
Loans held for sale	101,602	101,602	60,197	60,197
Loans and leases, net	307,180	302,834	290,479	289,351
Accrued interest receivable	3,330	3,330	2,686	2,686
Derivative financial instruments	-	-	1	1
	673,912	$669,566	608,701	$607,573
Other assets	66,104		65,009
	$740,016		$673,710
Liabilities and Stockholders’ Equity:
Deposits, noninterest-bearing	$72,977	$72,977	$63,386	$63,386
Deposits, interest-bearing	475,813	476,176	391,957	392,538
Borrowings and advances	107,466	109,791	140,976	145,835
Accrued interest payable	2,274	2,274	1,584	1,584
Guaranteed preferred beneficial interests in Company’s subordinated debentures	22,648	23,682	22,509	23,867
	681,178	$684,900	620,412	$627,210
Other liabilities	7,226		9,452

Stockholders’ equity	51,612		43,846
	$740,016		$673,710
Financial instruments with off-balance-sheet risk:
Commitments to extend credit		$388		$442
Standby and commercial letters of credit		130		175
		$518		$617

19. Financial Instruments with Off-Balance-Sheet Risk:

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

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer, provided there is no violation of any condition in the contract, and are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents the Bank’s exposure to credit loss in the event of default by the borrower; however, at December 31, 2005, based on current information, no losses were anticipated as a result of these commitments. The Bank manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management’s credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Bank expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Bank’s future liquidity requirements related to such commitments.

Standby and Commercial Letters of Credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Bank’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount; however, at December 31, 2005, based on current information, no losses were anticipated as a result of these commitments. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Bank to fund letters of credit may not occur, the Bank expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

The contractual amounts of these financial instruments were as follows as of December 31 (in thousands):

	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to extend credit	$9,613	$128,050	$9,002	$143,177
Standby and commercial letters of credit	320	12,672	872	16,663

Interest Rate Swaps, Caps and Floors. Interest rate swaps are contracts to exchange fixed and floating rate interest payment obligations based on a notional principal amount. The Company enters into swaps to hedge its balance sheet against fluctuations in interest rates. Interest rate caps and floors are used to protect the Company’s balance sheet from unfavorable movements in interest rates while allowing benefit from favorable movements. The credit risk related to interest rate contracts is that counterparties may be unable to meet the contractual terms of the agreements. This risk is estimated by calculating the present value of the cost to replace outstanding contracts in a gain position at current market rates, reported on a net basis by counterparties. The Company manages the credit risk of its interest rate contracts through bilateral collateral agreements, credit approvals, limits and monitoring procedures. Additionally, the Company reduces the assumed counterparty credit risk through master netting agreements that permit the Company to settle interest rate contracts with the same counterparty on a net basis. The notional amounts of these financial instruments were $20 million at December 31, 2005 and 2004.

20. Guarantees and Contingent Consideration

Contingent Consideration in a Purchase Acquisition. Pursuant to the terms of the agreement related to the IASW asset acquisition in December 2003, the payment of up to $480,000 was possible subject to the operation of the acquired assets achieving certain financial performance targets. There is $160,000 remaining, that may be payable to IASW. In accordance with SFAS 141, there is no current carrying amount associated with this contractual obligation. Additionally, there are no recourse provisions associated with this guarantee that would enable BNC Insurance Services to recover from third parties any of the amounts paid.

Guaranteed Preferred Beneficial Interests In Company’s Subordinated Debentures. BNCCORP, concurrent with the issuance of preferred securities by BNC Capital Trust I and by BNC Statutory Trust II, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities (see Note 13 for a description of the trusts). There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees, BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

Performance Standby Letters of Credit. As of December 31, 2005 and 2004, the Bank had outstanding $9.7 million and $6.8 million of performance standby letters of credit. $500,000 was participated to other financial institutions at December 31, 2005. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, the Bank could, in the event of the account party’s nonperformance, be required to pay the maximum of the amount of issued letters of credit. The Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party’s creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management’s credit evaluation of the account party. These guarantees are recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Financial Standby Letters of Credit. As of December 31, 2005 and 2004, the Bank had outstanding $36.3 and $44.5 million of financial standby letters of credit. $32.9 million was participated to other financial institutions at December 31, 2005. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money for the account of the counterparty or to make payment on account of any indebtedness undertaken by the counterparty, in the event that the counterparty fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the counterparty’s nonperformance, be required to pay the maximum of the amount of issued letters of credit. The Bank has recourse against the counterparty up to and including the amount of the financial standby letter of credit. The Bank evaluates each counterparty’s creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management’s credit evaluation of the counterparty. These guarantees are recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

21.	Related-Party/Affiliate Transactions:

The Bank has entered into transactions with related parties, such as opening deposit accounts for and extending credit to, employees of the Company. In the opinion of management, such transactions have been fair and reasonable to the Bank and have been entered into under terms and conditions substantially the same as those offered by the Bank to unrelated parties.

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, exclusive of loans to any such persons which in the aggregate did not exceed $60,000, were $2.7 million and $1.3 million at December 31, 2005 and 2004, respectively. During 2005, $2.1 million of new loans were made and repayments totaled $736,000. The total amount of deposits received from these parties was $2.9 million and $3.5 million at December 31, 2005 and 2004, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. See Note 14 for additional related-party transactions in 2004 and 2005.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2005, BNCCORP and its affiliates were in compliance with these requirements.

22. Income Taxes:

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$638	$105	$805
State	226	166	241
Prior year state refunds from change in filing position	-	-	(339)
	864	271	707
Deferred:
Federal	395	725	726
State	117	148	148
	512	873	874
Total	$1,376	$1,144	$1,581

The provision for federal income taxes expected at the statutory rate differs from the actual provision as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Tax at 34% statutory rate	$1,863	$1,547	$1,845
Prior year state refunds (net of Federal benefit)	-	-	(229)
State taxes (net of Federal benefit)	221	191	266
Tax-exempt interest	(589)	(501)	(473)
Increase in cash surrender value of bank-owned life insurance	(150)	(158)	(62)
Other, net	31	65	234
	$1,376	$1,144	$1,581

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2005	2004
Deferred tax asset:
Loans, primarily due to differences in accounting for credit losses	$1,134	$1,197
Difference between book and tax amortization of branch premium acquisition costs	383	392
Unrealized loss on securities available for sale	905	-
Other	492	678
Deferred tax asset	2,914	2,267
Deferred tax liability:
Unrealized gain on securities available for sale	-	40
Leases, primarily due to differences in accounting for leases	324	439
Difference between book and tax amortization of acquired intangibles	1,394	912
Premises and equipment, primarily due to differences in original cost basis and depreciation	895	997
Deferred tax liability	2,613	2,388
Valuation allowance	(300)	(310)
Net deferred tax asset (liability)	$1	$(431)

The valuation allowance primarily represents the tax benefits of a certain state net operating loss carryforward which may expire without being utilized. During 2005, the valuation allowance decreased $10,000. This decrease primarily relates to a state net operating loss carryforward for which the Company does not anticipate receiving a benefit in future periods.

23. Earnings Per Share:

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:

Net income per share was calculated as follows:	2005	2004	2003
Denominator for basic earnings per share:
Average common shares outstanding	2,988,440	2,813,531	2,705,602
Dilutive common stock options	59,699	82,710	59,214
Denominator for diluted earnings per share	3,048,139	2,896,241	2,764,816
Numerator: Net income attributable to common shareholders	$4,074	$3,311	$3,724
Net income per share
Basic	$1.36	$1.18	$1.38
Diluted	$1.34	$1.14	$1.35

The following options, with exercise prices ranging from $17.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company’s common stock for the period:

	2005	2004	2003
Quarter ended March 31	60,550	3,250	77,185
Quarter ended June 30	57,550	61,850	63,500
Quarter ended September 30	57,450	61,850	62,027
Quarter ended December 31	57,450	60,550	3,250

24.	Benefit Plans:

BNCCORP has a qualified, tax-exempt 401(k) savings plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Under the plan, eligible employees may elect to defer up to 75 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of five percent of employee compensation. All contributions and earnings are fully and immediately vested.

The Company makes its matching contribution during the first calendar quarter following the last day of each calendar year and an employee must be employed by the Company on the last day of the calendar year in order to receive the current year’s employer match. The anticipated matching contribution is expensed monthly over the course of the calendar year based on employee contributions made throughout the year. The Company made matching contributions of $465,000, $368,000 and $341,000 for 2005, 2004 and 2003, respectively. In addition, the Company made a qualified nonelective contribution of $5,000 for 2005.

BNCCORP common stock is one of the investment options available under the 401(k) savings plan. At December 31, 2005, the assets in the plan totaled $13.5 million and included $2.2 million (172,753 shares) invested in BNCCORP common stock.

25. Commitments and Contingencies:

Legal proceedings. A three member arbitration panel ruled in favor of BCNCORP and all related parties in the litigation filed by Terry M. Scali in an order released on January 20, 2006.  Scali is a former senior officer and board member of both BNCCORP and BNC Insurance Services. He was terminated in July of 2004.

The arbitration panel dismissed four counts of Scali’s lawsuit and ruled that the non-compete clause was unenforceable but Scali is prohibited from recruiting BNC Insurance Services’ employees and customers, and from using the company’s confidential information in the fifth count. The panel also held that Scali was not wrongfully terminated and he was fully compensated following his termination. In addition, the arbitration panel also ruled that there was no credible evidence to support Scali’s claim that he was defamed or that senior officers of BNC had illegally interfered with his employment contract.

Leases. The Bank has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2005, 2004 and 2003, was $1.0 million, $993,000 and $1.0 million, respectively, for facilities, and $198,000, $157,000 and $107,000, respectively, for equipment and other items. At December 31, 2005, the total minimum annual base lease payments for operating leases were as follows (amounts are in thousands):

2006	$978
2007	840
2008	502
2009	283
2010	265
Thereafter	316

26. Stock-Based Compensation:

BNCCORP’s 1995 Stock Incentive Plan and its 2002 Stock Incentive Plan are intended to provide long-term incentives to its key employees, including officers and directors who are employees of the Company. The 1995 Stock Plan, which is administered by the compensation committee of the Board, provides for an authorization of 250,000 shares of common stock for issuance thereunder. The 2002 Stock Plan, which is also administered by the Committee, provides for an authorization of 125,000 shares of common stock for issuance thereunder. Under the Stock Plans, the Company may grant employees incentive stock options, nonqualified stock options, restricted stock, stock awards or any combination thereof. The Committee establishes the exercise price of any stock options granted. The exercise price may not be less than the fair market value of a share of common stock on the date of grant. The Committee determines vesting requirements, which may vary, and the maximum term of options granted is generally 10 years.

As of December 31, 2005, 50,973 restricted shares issued under the 1995 Stock Plan were outstanding. 46,473 of the shares were fully vested. The balance of the shares vest incrementally between now and December 31, 2007. As of December 31, 2005, 45,500 restricted shares issued under the 2002 Stock Plan were outstanding. 500 of the shares were vested. The balance of the shares vest incrementally between now and July 31, 2010. The Company records the compensation expense related to restricted stock on a straight-line basis over the applicable service period. Compensation cost charged to operations was $206,000, $153,000 and $136,000 in 2005, 2004 and 2003, respectively. The Company issued 22,500, 43,500 and 24,500 shares of restricted stock during 2005, 2004 and 2003, respectively.

No compensation cost has been recognized for the options issued under the plans in 2005, 2004 or 2003. As of December 31, 2005, 179,676 options had been awarded under the 1995 Stock Plan. 64,676 of them had been exercised and 115,000 remained outstanding. 3,250 options awarded under the Directors’ Plan remained outstanding. See note 1 for additional information.

Following is a summary of stock option transactions for the years ended December 31:

	2005		2004		2003
	Options	Weighted	Options	Weighted	Options	Weighted
	To	Average	To	Average	To	Average
	Purchase	Exercise	Purchase	Exercise	Purchase	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	143,841	$11.22	173,285	$10.41	173,935	$10.48
Granted	-	-	2,000	14.00	17,500	7.00
Exercised	(17,891)	8.59	(26,044)	6.48	(11,066)	6.79
Forfeited	(7,700)	13.00	(5,400)	9.05	(7,084)	9.31
Outstanding, end of year	118,250	11.50	143,841	11.22	173,285	10.41
Exercisable, end of year	100,650	12.41	105,341	12.90	110,702	12.71
Weighted average fair value of options:
Granted	$-		$7.53		$3.76
Exercised	$4.21		$3.13		$3.14
Forfeited	$6.14		$4.45		$4.23

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model. There were no options issued during 2005. The following assumptions were made in estimating fair value of options granted for the years ended December 31:

Weighted average –	2004	2003
Dividend yield	0.00%	0.00%
Risk-free interest rate – seven-year treasury yield	3.75%	3.66%
Volatility	36.24%	36.39%
Expected life	7.0 years	7.0 years

Following is a summary of the status of options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Options with exercise prices ranging from:
$17.00 to $17.75	57,450	2 years	$17.04	57,450	$17.04
$5.94 to $10.00	60,800	5.3 years	6.25	43,200	6.24
	118,250			100,650

27.     Condensed Financial Information-Parent Company Only:

Condensed financial information of BNCCORP on a parent company only basis is as follows:

Parent Company Only

Condensed Balance Sheets

As of December 31

(In thousands, except per share data)

	2005	2004
Assets:
Cash and cash equivalents	$1,615	$2,867
Investment in subsidiaries	77,544	73,579
Receivable from subsidiaries	334	415
Deferred charges and intangible assets, net	154	154
Other	122	765
	$79,769	$77,780
Liabilities and stockholders’ equity:
Subordinated debentures	$22,743	$22,656
Long term note	3,833	10,000
Accrued expenses and other liabilities	1,581	1,278
	28,157	33,934
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 and 125 shares issued and outstanding	-	-
Capital surplus – preferred stock	-	1,250
Common stock, $.01 par value – 10,000,000 shares authorized; 3,447,945 and 2,884,876 shares issued and outstanding (excluding shares held in treasury)	35	29
Capital surplus – common stock	25,107	18,601
Retained earnings	28,505	24,430
Treasury stock (46,123 and 43,901 shares, respectively)	(559)	(530)
Accumulated other comprehensive (loss) income, net of income taxes	(1,476)	66
Total stockholders’ equity	51,612	43,846
	$79,769	$77,780

Parent Company Only

Statements of Income

For the Years Ended December 31

(In thousands)

	2005	2004	2003
Income:
Management fee income	$1,025	$918	$650
Interest	43	28	36
Other	159	88	120
Total income	1,227	1,034	806
Expenses:
Interest	2,560	2,197	2,156
Salaries and employee benefits	545	626	530
Professional services	332	376	216
Depreciation and amortization	10	10	14
Other	403	416	332
Total expenses	3,850	3,625	3,248
Loss before income tax benefit and equity in undistributed income of subsidiaries	(2,623)	(2,591)	(2,442)
Income tax benefit	953	888	961
Loss before equity in undistributed income of subsidiaries	(1,670)	(1,703)	(1,481)
Equity in undistributed income of subsidiaries	5,773	5,107	5,325
Net income	$4,103	$3,404	$3,844

Parent Company Only

Condensed Statements of Cash Flows

For the Years Ended December 31

(In thousands)

	2005	2004	2003
Operating activities:
Net income	$4,103	$3,404	$3,844
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	10	10	14
Equity in undistributed income of subsidiaries	(5,773)	(5,107)	(5,325)
Change in prepaid expenses and other receivables	718	(410)	300
Change in accrued expenses and other liabilities	303	331	23
Other	2	1	(2)
Net cash used in operating activities	(637)	(1,771)	(1,146)
Investing activities:
Repayment of long term debt	(6,167)	-	-
Increase (decrease) in investment in subsidiaries	267	(1,085)	(181)
Change to premises and equipment, net	(5)	(8)	5
Net cash used in investing activities	(5,905)	(1,093)	(176)
Financing activities:
Proceeds from long-term borrowings	-	1,500	-
Proceeds from issuance of preferred stock		1,500	-
Repurchase of preferred stock	(1,250)	(1,750)	-
Proceeds from issuance of common stock	5,839	1,511	462
Amortization of discount on subordinated debentures	86	86	86
Proceeds from issuance of stock options and restricted stock	440
Stock issued for acquisition of insurance subsidiary	233
Payment of preferred stock dividends	(29)	(93)	(120)
Purchase of treasury stock	(29)	-	-
Net cash provided by financing activities	5,290	2,754	428
Net decrease in cash and cash equivalents	(1,252)	(110)	(894)
Cash and cash equivalents, beginning of year	2,867	2,977	3,871
Cash and cash equivalents, end of year	$1,615	$2,867	$2,977
Supplemental cash flow information:
Interest paid	$2,463	$1,871	$2,172
Income tax payments received from subsidiary bank, net of income taxes paid	$1,338	$512	$903

28. Quarterly Financial Data (unaudited, in thousands, except shares and EPS):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$8,357	$8,964	$9,748	$10,195
Interest expense	4,200	4,635	5,272	5,609
Net interest income	4,157	4,329	4,476	4,586
Provision for credit losses	250	-	-	-
Net interest income after provision for credit losses	3,907	4,329	4,476	4,586
Noninterest income	7,713	5,995	5,712	5,463
Noninterest expense	9,211	9,096	9,132	9,263
Income before income taxes	2,409	1,228	1,056	786
Income tax provision	620	318	305	133
Net income	$1,789	$910	$751	$653
Dividends on preferred stock	$23	$6	$-	$-
Net income attributable to common stockholders	$1,766	$904	$751	$653

Basic earnings per common share	$0.61	$0.31	$0.26	$0.19
Diluted earnings per common share	$0.60	$0.30	$0.25	$0.19

Average common shares:
Basic	2,885,395	2,899,195	2,932,588	3,425,480
Diluted	2,949,166	2,961,655	2,992,341	3,478,308

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$7,859	$6,954	$7,376	$7,952
Interest expense	3,489	3,379	3,518	3,714
Net interest income	4,370	3,575	3,858	4,238
Provision for credit losses	-	-	-	175
Net interest income after provision for credit losses	4,370	3,575	3,858	4,063
Noninterest income	6,007	6,055	5,598	5,790
Noninterest expense	7,887	8,663	9,367	8,851
Income before income taxes	2,490	967	89	1,002
Income tax provision (benefit)	677	261	(34)	240
Net income	$1,813	$706	$123	$762
Dividends on preferred stock	$30	$30	$5	$28
Net income attributable to common stockholders	$1,783	$676	$118	$734

Basic earnings per common share	$0.65	$0.24	$0.04	$0.26
Diluted earnings per common share	$0.63	$0.23	$0.04	$0.25

Average common shares:
Basic	2,757,882	2,793,045	2,839,309	2,863,065
Diluted	2,852,315	2,882,567	2,927,476	2,921,794

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and any change in our internal controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

Appearing, as Exhibits 31.1 and 31.2 to this annual report, there are “Certifications” of the CEO and the CFO. The Certifications are required in accordance with the Exchange Act and the SEC’s implementing Rule 13a-14. This section of the annual report is the information concerning the controls evaluation referred to in the Rule 13a-14 Certifications and this information should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the disclosure controls and internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, involving management or other employees who have a significant role in our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s audit committee and to our independent auditors and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning the compensation of our executives called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning fees to, and services provided by, our independent auditor called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereby. We will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2006.

BNCCORP, Inc.
By:	/s/ Gregory K. Cleveland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 27, 2006.

/s/ Tracy Scott
Tracy Scott	Chairman of the Board and Director

/s/ Gregory K. Cleveland
Gregory K. Cleveland	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Neil M. Brozen
Neil M.Brozen	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

/s/ Denise Forte-Pathroff, M.D.
Denise Forte-Pathroff, M.D.	Director

/s/ Gaylen Ghylin
Gaylen Ghylin	Director

/s/ John A. Hipp, M.D.
John A. Hipp, M.D.	Director

/s/ Richard M. Johnsen, Jr.
Richard M. Johnsen, Jr.	Director

/s/ Mark W. Sheffert
Mark W. Sheffert	Director

/s/ E. Thomas Welch
E. Thomas Welch	Director

/s/ Jerry R. Woodcox
Jerry R. Woodcox	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
4.1	Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
4.2

Rights Agreement, dated as of May 30, 2001, between BNCCORP, Inc. and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A dated June 5, 2001.

10.1

Form of Indemnity Agreement by and between the Company and each of the Company’s Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).

10.2

Form of Employment Agreement between the Company and each of Tracy J. Scott and Gregory K. Cleveland, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).

10.3	Form of BNCCORP, Inc. 1995 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
10.4

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the BNCCORP, Inc. 1995 Stock Incentive Plan dated as of June 7, 1995, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-KSB dated as of March 29, 1996.

10.5

Junior Subordinated Indenture between BNCCORP, Inc. and First Union National Bank as Trustee dated as of July 12, 2000, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated as of August 2, 2000.

10.6

Guarantee Agreement between BNCCORP, Inc. as Guarantor and First Union National Bank as Guarantee Trustee dated as of July 12, 2000 – BNC Capital Trust I, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q dated as of August 2, 2000.

10.7

Amended and Restated Trust Agreement among BNCCORP, Inc. as Depositor, First Union National Bank as Property Trustee, First Union Trust Company, National Association as Delaware Trustee and the Administrative Trustees dated as of July 12, 2000 – BNC Capital Trust I, incorporated by reference to the Registrant’s Form 10-Q dated as of August 2, 2000.

10.8

Indenture between BNCCORP, Inc., as issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2031, dated July 31, 2001, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated as of August 13, 2001.

10.9

Guarantee Agreement by and between BNCCORP, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated July 31, 2001, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q dated as of August 13, 2001.

10.10

Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, BNCCORP, Inc., as Sponsor, and Gregory K. Cleveland, Tracy Scott and Brenda L. Rebel, as Administrators, dated July 31, 2001, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q dated as of August 13, 2001.

10.11	Form of BNCCORP, Inc. 2002 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated as of May 17, 2002.
10.12

Employment and Non-competition Agreement, dated April 15, 2002, by and between BNC Insurance, Inc., Milne & Company Insurance, Inc. and Richard W. Milne, Jr., incorporated by reference to the registrant’s Form 8-K filed on May 1, 2002.

10.13	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 22, 2005.
14.1	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14.1 to the registrant's 10-K filed on March 30, 2005.
21.1	Subsidiaries of Company.
23.1	Consent of Independent Auditors.
31.1	Chief Executive Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.