Form 10-Q
period 2006-03-31
BNCCORP INC
filed 2006-05-11
CIK 945434

U.S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

The number of shares of the registrant’s outstanding common stock on May 11, 2006 was 3,450,227.

.

BNCCORP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

TABLE OF CONTENTS

	PART I. -- FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and	13
	Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	24

	PART II. – OTHER INFORMATION

ITEM 5.	Legal Proceedings	25

ITEM 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
ASSETS	2006	2005
	(unaudited)
CASH AND CASH EQUIVALENTS	$18,892	$28,824
FEDERAL FUNDS SOLD	50,000	-
INVESTMENT SECURITIES AVAILABLE FOR SALE	211,434	227,185
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	5,798	5,791
LOANS HELD FOR SALE	1,231	266
PARTICIPATING INTERESTS IN MORTGAGE LOANS	33,420	101,336
LOANS AND LEASES HELD FOR INVESTMENT	337,879	310,368
ALLOWANCE FOR CREDIT LOSSES	(3,380)	(3,188)
Net loans and leases	367,919	408,516
PREMISES AND EQUIPMENT, net	23,518	23,514
INTEREST RECEIVABLE	2,914	3,330
OTHER ASSETS	15,388	13,851
GOODWILL	21,999	21,839
OTHER INTANGIBLE ASSETS, net	6,672	6,900
	$725,765	$740,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing	$64,420	$72,977
Interest-bearing –
Savings, interest checking and money market	269,838	260,807
Time deposits $100,000 and over	61,485	71,287
Other time deposits	145,143	143,719
Total deposits	540,886	548,790
SHORT-TERM BORROWINGS	15,713	21,416
FEDERAL HOME LOAN BANK ADVANCES	82,200	82,200
LONG-TERM BORROWINGS	3,167	3,850
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,448	22,648
OTHER LIABILITIES	10,135	9,500
Total Liabilities	674,549	688,404
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Common stock, $.01 par value – 10,000,000 shares authorized; 3,450,227 and 3,447,945 shares issued and outstanding (excluding shares held in treasury)	35	35
Capital surplus – common stock	25,163	25,108
Retained earnings	29,521	28,504
Treasury stock (46,591 and 46,123 shares)	(565)	(559)
Accumulated other comprehensive income, net of income taxes	(2,938)	(1,476)
Total stockholders’ equity	51,216	51,612
	$725,765	$740,016

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Months Ended March 31

(In thousands, except share and per share data)

	2006	2005
INTEREST INCOME:	(unaudited)	(unaudited)
Interest and fees on loans	$7,360	$5,797
Interest and dividends on investments -
Taxable	2,006	2,052
Tax-exempt	519	435
Dividends	56	73
Other	420	-
Total interest income	10,361	8,357
INTEREST EXPENSE:
Deposits	3,815	2,245
Short-term borrowings	193	170
Federal Home Loan Bank advances	1,039	1,185
Long-term borrowings	67	123
Subordinated debentures	551	477
Total interest expense	5,665	4,200
Net interest income	4,696	4,157
PROVISION FOR CREDIT LOSSES	210	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,486	3,907
NONINTEREST INCOME:
Insurance income	5,362	5,768
Fees on loans	616	1,295
Trust and financial services	210	159
Service charges	182	184
Brokerage income	123	84
Net losses on sales of securities	(599)	(66)
Other	276	289
Total noninterest income	6,170	7,713
NONINTEREST EXPENSE:
Salaries and employee benefits	5,748	5,619
Occupancy	757	755
Professional services	436	446
Depreciation and amortization	424	408
Office supplies, telephone and postage	366	361
Marketing and promotion	278	281
Amortization of intangible assets	228	328
FDIC and other assessments	49	55
Other	925	958
Total noninterest expense	9,211	9,211
Income before income taxes	1,445	2,409
Income tax provision	428	620
Net income	$1,017	$1,789

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income, continued

For the Three Months Ended March 31

(In thousands, except per share data)

	2006	2005
	(unaudited)	(unaudited)
Dividends on preferred stock	-	(23)
Income available to common stockholders	1,017	$1,766

Basic earnings per common share	$0.30	$0.61

Diluted earnings per common share	$0.29	$0.60

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31

(In thousands)

	2006		2005
	(unaudited)		(unaudited)
NET INCOME		$1,017		$1,789
OTHER COMPREHENSIVE INCOME (LOSS)-
Unrealized holding losses arising during the period, net of income taxes		(1,652)		(1,950)
Reclassification adjustment for losses included in net income, net of income taxes		428		49
Beginning balance of cash flow hedging instruments	$563		$-
Ending balance of cash flow hedging instruments	230		-
Net loss on derivative instruments qualifying as cash flow hedging instruments, before tax and net of tax.	(333)	(238)	-	-
OTHER COMPREHENSIVE (LOSS)		(1,462)		(1,901)
COMPREHENSIVE (LOSS)		$(445)		$(112)

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31

(In thousands, except share data)

				Capital			Capital			Accumulated
				Surplus			Surplus			Other
	Preferred Stock			Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount		Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2004	125	$		$1,250	2,928,777	$29	$18,601	$24,430	$(530)	$66	$43,846
Net income	-		-		-	-	-	1,789	-	-	1,789
Other comprehensive loss-										(1,901)	(1,901)
Preferred stock dividends	-		-		-	-	-	(23)	-	-	(23)
Other	(25)			(250)	1,100	-	63	-	(3)	-	(190)
BALANCE, March 31, 2005	100		-	$1,000	2,929,877	$29	18,664	$26,196	$(533)	$(1,835)	$43,521

				Capital			Capital			Accumulated
				Surplus			Surplus			Other
	Preferred Stock			Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount		Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2005	-	$		$-	3,494,068	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-		-	-	-	-	-	1,017	-	-	1,017
Other comprehensive loss -	-		-	-						(1,462)	(1,462)
Other	-			-	2,750	-	55	-	(6)	-	49
BALANCE, March 31, 2006	-		-	$-	3,496,818	$35	$25,163	$29,521	$(565)	$(2,938)	$51,216

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31

(In thousands)

	2006	2005
OPERATING ACTIVITIES:	(unaudited)	(unaudited)
Net income	$1,017	$1,789
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	210	250
Depreciation and amortization	424	408
Amortization of intangible assets	228	328
Net amortization of premiums and discounts on investment securities and subordinated debentures	356	610
Proceeds from loans recovered	13	118
Change in interest receivable and other assets, net	(806)	(216)
(Gain) loss on sale of bank premises and equipment	(5)	1
Net realized losses on sales of investment securities	599	66
Change in dividend distribution payable	(222)	(217)
Change in other liabilities, net	678	1,154
Originations of loans held for sale	(6,083)	(31,919)
Proceeds from sale of loans held for sale	5,118	15,825
Originations paid of loans to be participated	(24,894)	(57,551)
Proceeds received from participations of loans	24,894	57,551
Net cash provided (used) by operating activities	1,527	(11,803)
INVESTING ACTIVITIES:
Purchase of Federal funds sold, net	(50,000)	-
Purchases of investment securities	(10,115)	(8,195)
Proceeds from sales of investment securities	17,484	1,631
Proceeds from maturities of investment securities	5,629	6,445
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(7)	(1,844)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	-	1,414
Net decrease (increase) in participating interests in mortgage loans	67,916	11,010
Net (increase) decrease in loans, excluding participating interests in mortgage loans	(27,542)	1,089
Additions to bank premises and equipment	(440)	(481)
Cash paid for insurance agency earnout	(160)	-
Other	17	7
Net cash provided by investing activities	2,782	11,076
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(7,904)	12,263
Net decrease in short-term borrowings	(5,703)	(6,798)
Repayments of Federal Home Loan Bank advances	-	(120,000)
Proceeds from Federal Home Loan Bank advances	-	120,000
Repayments of long-term borrowings	(683)	(682)
Repurchase of preferred stock	-	(250)
Payment of preferred stock dividends	-	(22)
Other, net	49	59
Net cash (used) provided by financing activities	(14,241)	4,570
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,932)	3,843
CASH AND CASH EQUIVALENTS, beginning of period	28,824	11,881
CASH AND CASH EQUIVALENTS, end of period	$18,892	$15,724
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,431	$4,253
Income taxes paid	$153	$61

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

NOTE 1 – BNCCORP, Inc.

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc., and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 27 locations in Arizona, Colorado, Minnesota, North Dakota and Utah, provides a broad range of banking, insurance, and wealth management services to individuals and small and mid-sized businesses.

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

NOTE 2 – Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

The unaudited consolidated financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2006.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2005. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2005 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto.

NOTE 3 – Reclassifications

Certain of the 2005 amounts have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 – Earnings Per Share

The following table shows the amounts used in computing earnings per share (“EPS”) and the effect on weighted average number of shares of potential dilutive common stock issuances for the three-month periods ended March 31:

Net income per share was calculated as follows:

	2006	2005
Denominator for basic earnings per share:
Average common shares outstanding	3,449,067	2,885,414
Dilutive common stock options	36,873	63,771
Denominator for diluted earnings per share	3,485,940	2,949,185
Numerator: Net income attributable to common shareholders	$1,017	$1,766
Net income per share
Basic	$0.30	$0.61
Diluted	$0.29	$0.60

As of March 31, 2006 and 2005, options to purchase 57,450 and 60,550 shares, respectively were outstanding but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP’s common stock for the period.

NOTE 5 – Segment Disclosures

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and wealth management services.

Banking operations provide traditional banking services to individuals and small and mid-sized businesses, such as accepting deposits and making loans. The commercial banking activities also include the origination of loans as well as the sale to and servicing of commercial loans for other institutions.

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

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2005.

The Company’s financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company’s business for making operating decisions and assessing performance.

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended March 31, unaudited (in thousands):

	2006					2006
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$5,037	$41	$228	$(626)	$4,680	$16	$4,696
Other revenue-external customers	443	5,390	368	24	6,225	(55)	6,170
Segment profit (loss)	527	915	(35)	(390)	1,017	-	1,017
Segment assets	642,196	38,093	45,364	81,194	806,847	(81,082)	725,765
Efficiency Ratios	82.85%	72.31%	109.40%	(62.29)%	87.06%		84.77%

	2005					2005
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$4,639	$8	$101	$(605)	$4,143	$14	$4,157
Other revenue-external customers	1,636	5,841	268	23	7,768	(55)	7,713
Segment profit (loss)	979	1,086	(6)	(270)	1,789	-	1,789
Segment assets	626,109	36,068	16,267	78,491	756,935	(77,851)	679,084
Efficiency Ratios	75.14%	69.62%	102.71%	(56.36)%	79.71%		77.60%

NOTE 6 – Stock-Based Compensation

The Company has two stock incentive plans for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the 1995 Stock Incentive Plan, the aggregate number of options and shares granted can not exceed 250,000 shares. Under the 2002 Stock Incentive Plan, the aggregate number of options and shares can not exceed 125,000 shares. The compensation committee may grant options at prices equal to the fair value of the stock at the grant date.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company recognized share-based compensation expense of $57,535 for the three months ended March 31, 2006. Included in this amount is $53,926 related to restricted stock. In the quarter ended March 31, 2005 the amount of compensation expense related to restricted stock was approximately $41,000. Also included in the share based compensation expense for the quarter ended March 31, 2006 was $3,609 of expense related to stock options.

The Company utilizes the Black-Scholes valuation model to determine the fair value of the stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. No stock options were granted during the three month period ended March 31, 2006. There were no cash flow effects of stock-based compensation during the quarter ended March 31, 2006.

At January 1, 2006 the Company had $627,422 of unamortized restricted stock compensation expense and $12,860 of unrecognized share based compensation expense related to stock options.

Prior to January 1, 2006, the Company accounted for the stock options under APB 25, accounting for employee share options at intrinsic value, which provided that no compensation expense was charged for options granted at an exercise price equal to market value of the stock on the grant date. If SFAS 123R had been applied for the three months ended March 31, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

2005
(unaudited)
Net income available to stockholders	$1,766
Add: total stock-based employee compensation expense included in reported net income, net of related tax effects	41
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(51)
Pro forma net income	$1,756

Earnings per share:
Basic – as reported	$0.61
Basic – pro forma	0.59
Diluted – as reported	0.60
Diluted – pro forma	0.58

NOTE 7 – Derivative Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.00 percent. At March 31, 2006, the prime rate was 7.75 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate assets.

At March 31, 2006, the fair value of the floor was $230,000, which was included in other assets. The change in net unrealized losses of $333,000 during the first quarter for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during the quarter. The entire loss on the derivative was included in the assessment of the effectiveness.

The Company has interest rate cap contracts with a notional amount of $20.0 million at March 31, 2006 and March 31, 2005. The contracts were originally purchased in 2001 to mitigate interest rate risk in rising-rate scenarios. The referenced interest rate is three-month LIBOR; the 5.50 percent contracts have five-year original maturities (maturing during May and June of 2006). The contracts are reflected in the Company’s consolidated balance sheet at current fair value of $0 at March 31, 2006 and $1,300 at March 31, 2005. The contracts are not being accounted for as hedges under SFAS 133. As a result, the impact of marking the contracts to fair value has been, and will continue to be, included in net interest income. During the three months ended March 31, 2006 and 2005, the impact of marking the contracts to market, reflected as additional interest expense on Federal Home Loan Bank (“FHLB”) advances, was an increase/ (reduction) to net interest income of $18 and approximately $(143), respectively.

NOTE 8 – Recently Issued or Adopted Accounting Standards

As of January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with this method, the Company’s Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R (see Note 6).

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

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income was $1.0 million, or $0.29 per share on a diluted basis, for the quarter ended March 31, 2006. This compared with net income for the first quarter ended March 31, 2005, of $1.8 million, or $0.60 per diluted share.

Net interest income was $4.7 million for the first quarter of 2006, an increase of 13.0 percent from the $4.2 million reported for the first quarter of 2005. This reflected an increase in the net interest margin to 2.97 percent, for the quarter ended March 31, 2006, from 2.78 percent for the same period in 2005. The improvement in net interest margin was largely due to growth in loan balances and higher rates earned on loans, coupled with a decline in the balance of higher cost borrowings. The yield on interest earning assets for the period ended March 31, 2006 was 6.55 percent compared to 5.60 percent for the period in the prior year, an increase of 95 basis points. The cost of interest bearing liabilities was 3.85 percent compared to 3.00 percent, an increase of 85 basis points.

Noninterest income was $6.2 million for the 2006 first quarter, a decrease of $1.5 million, or 20.0 percent, from $7.7 million in the first quarter of 2005. This decrease is partially the result of losses on the sales of securities of $599,000 in the recent quarter. The securities were sold to reduce higher cost liabilities and reinvest in higher earning assets. Loan fees, a significant component of noninterest income, were $616,000 in the first quarter of 2006, a decrease of approximately $679,000, or 52.4 percent, from $1.3 million in the first quarter of 2005. The decrease is attributable to fees of approximately $800,000 generated by a large commercial real estate transaction consummated in the first quarter of 2005 which did not recur in the first quarter of 2006. Insurance revenues were $5.4 million in the first quarter of 2006. This is a decrease of approximately $406,000, or 7.0 percent, from $5.8 million in the first quarter of 2005. This decrease can be attributed to a decline in contingent income and a soft rate environment for insurance agencies. Service charges, brokerage income, trust fees and other fees were $791,000 in the first quarter of 2006. This is an increase of $75,000, or 10.5 percent from the first quarter of 2005.

Noninterest expense held steady at $9.2 million for the first quarters of both 2006 and 2005.

The financial performance of our Company has historically been strongest in the first quarter due to contingency payments received by BNC Insurance.

Total assets were $725.8 million, $740.0 million and $679.1 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Loans, excluding participating interests in mortgage loans, were $337.9 million, $310.4 million and $292.9 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The interest yield on loans for the first quarter of 2006 was 7.94 percent compared to 6.43 percent in the same period of 2005. Investment securities available for sale were $211.4 million at March 31, 2006; $227.2 million at December 31, 2005; and $232.3 million at March 31, 2005. Proceeds from the maturities of investments have been reinvested in loans and used to reduce higher cost borrowings.

Total deposits at March 31, 2006 were $540.9 million, compared to $548.8 million at December 31, 2005 and $467.6 million at March 31, 2005. The growth in deposits from March 31, 2005 is primarily due to increases in core deposits. The new branches in Arizona and Minnesota account for most of the increases in deposits.

Borrowed funds were $123.5 million, $130.1 million and $155.8 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Increases in deposits have permitted BNCCORP to reduce the need for other borrowed funds.

Reflecting the Company’s focus on building its wealth management business, trust assets under administration rose to $257.8 million at March 31, 2006, compared to $240.5 million at December 31, 2005, and $74.3 million at March 31, 2005.

Net Interest Income. Net interest income for the first quarter of 2006 was $4.7 million, an increase of 13.0 percent, from the $4.2 million reported for the first quarter of 2005. This reflected an increase in the net interest margin due to higher loan balances, higher rates earned on loans and a decline in the balance of higher cost borrowings.

The following table presents average balances; interest earned or owed; associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended March 31, 2006 and 2005, as well as the changes between the periods presented, unaudited, (amounts are in thousands):

	Three Months Ended March 31,
	2006			2005			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	Balance	Or owed	cost	balance	Or owed	Cost	balance	Or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$39,110	$421	4.37%	$240	$-	-	$38,870	$421	4.37%	(a)
Investments - Taxable	182,876	2,062	4.57%	205,033	2,125	4.20%	(22,157)	(63)	0.37%	(b)
Investments - Tax Exempt	46,897	519	4.49%	38,454	435	4.59%	8,443	84	-0.10%	(c)
Loans held for sale	904	-	0.00%	42,133	414	3.98%	(41,229)	(414)	-3.98%	(d)
Participating interests in mortgage loans	49,539	808	6.61%	29,098	408	5.69%	20,441	400	0.92%	(e)
Loans and leases held for investment	325,427	6,551	8.16%	294,111	4,975	6.86%	31,316	1,576	1.30%
Allowance for loan losses	(3,173)	-		(3,335)	-		162	-
Total interest-earning assets	$641,580	10,361	6.55%	$605,734	8,357	5.60%	$35,846	2,004	0.95%
Interest-bearing liabilities
Interest checking and money market accounts	$248,548	1,663	2.71%	$212,620	804	1.53%	$35,928	859	1.18%	(f)
Savings	8,376	16	0.77%	7,353	15	0.83%	1,023	1	-0.06%
Certificates of deposit under $100,000	146,570	1,394	3.86%	100,046	678	2.75%	46,524	716	1.11%	(f)
Certificates of deposit $100,000 and over	67,282	742	4.47%	83,504	748	3.63%	(16,222)	(6)	0.84%
Total interest-bearing deposits	470,776	3,815	3.29%	403,523	2,245	2.26%	67,253	1,570	1.03%
Short-term borrowings	17,379	193	4.50%	26,342	170	2.62%	(8,963)	23	1.88%	(g)
Federal Home Loan Bank advances	82,200	1,039	5.13%	106,526	1,185	4.51%	(24,326)	(146)	0.62%	(g)
Long-term borrowings	3,832	67	7.09%	10,062	123	4.96%	(6,230)	(56)	2.13%	(h)
Subordinated debentures	22,360	551	9.99%	22,239	477	8.70%	121	74	1.29%
Total borrowings	125,771	1,850	5.97%	165,169	1,955	4.80%	(39,398)	(105)	1.17%
Total interest-bearing liabilities	$596,547	5,665	3.85%	$568,692	4,200	3.00%	$27,855	1,465	0.85%
Net interest income/spread		$4,696	2.70%		$4,157	2.60%		$539	0.10%
Net interest margin			2.97%			2.78%			0.19%
Notation:
Noninterest-bearing deposits	$67,201	-		$62,403	-		$4,798	-
Total deposits	$537,977	$3,815	2.88%	$465,926	$2,245	1.95%	$72,051	$1,570	0.93%
Taxable equivalents:
Total interest-earning assets	$641,580	$10,628	6.72%	$605,734	$8,581	5.75%	$35,846	$2,047	0.97%
Net interest income/spread	-	$4,963	2.87%	-	$4,381	2.75%	-	$582	0.12%
Net interest margin	-	-	3.14%	-	-	2.93%	-	-	0.21%

(a)

The average balance of Federal funds sold is higher in 2006. This relates to management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity in order to have the ability to repay higher cost liabilities coming due in the near future.

(b)	The decrease in average investments was a result of managements strategy to use the proceeds from matured or sold investments to pay down the higher cost borrowings and reinvest in loans.
(c)	Tax exempt investments have increased as a part of our continued strategy to minimize taxes.
(d)	The average balance of loans held for sale declined as a result of discontinuing a student loan financing program in the second half of 2005.
(e)	See page 16 for discussion of participating interests in mortgage loans.
(f)	Increases in deposits are primarily attributable to growth of the new branches in Minnesota and Arizona.
(g)	Increases in deposits have allowed the Bank to reduce short term borrowings and FHLB advances.
(h)	The average balance of long-term borrowings is lower because the Bank used proceeds from the sale of stock to reduce long-term borrowings in the second half of 2005.

Noninterest Income. The following table presents the major categories of our noninterest income for the three-month periods ended March 31, 2006 and 2005 as well as the amount and percent of change between the periods (amounts are in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		2006 – 2005
Noninterest Income	2006	2005	$	%
	(unaudited)	(unaudited)
Insurance commissions	$5,362	$5,768	$(406)	(7)%	(a)
Fees on loans	616	1,295	(679)	(52)%	(b)
Trust and financial services	210	159	51	32%	(c)
Service charges	182	184	(2)	(1)%
Brokerage income	123	84	39	46%	(d)
Net loss on sales of securities	(599)	(66)	(533)	808%	(e)
Other	276	289	(13)	(5)%
Total noninterest income	$6,170	$7,713	$(1,543)	(20)%
Noninterest income as a percent of gross revenues	56.8%	65.0%	(8.2)%

(a)

Insurance revenues were down as a result of a decrease in contingency income received from insurance companies. Contingency income recognized during the quarter ended March 31, 2006 was $1.2 million compared to $1.5 million for the same period in 2005. Most of our income from insurance companies is received during the first quarter of the year. The remainder of the decrease is a result of soft rate environment for insurance agencies.

(b)

The decrease is attributable to a large commercial real estate transaction consummated in the first quarter of 2005. The fees on this transaction were approximately $800,000. These types of transactions do not recur on a regular basis.

(c)	Trust and financial services income increased due to increased trust assets under management.
(d)	Brokerage revenue increased primarily due to higher production in the North Dakota market relative to that of the first quarter of 2005.
(e)

Gains and/or losses on the sale of investment securities vary from period to period depending on the nature of the securities transactions consummated. Sales of investment securities during the quarter ended March 31, 2006 resulted in net realized losses of $599,000. The proceeds from sale are being used to reduce higher cost borrowings and reinvest in higher earning assets.

Noninterest Expense. Noninterest expense was flat in the first quarters of 2006 and 2005. The following table presents the major categories of our noninterest expense for the three-month periods ended March 31, 2006 and 2005 as well as the amount and percent of change between the periods (amounts are in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		2006 – 2005
Noninterest Expense	2006	2005	$	%
	(unaudited)	(unaudited)
Salaries and employee benefits	$5,748	$5,619	$129	2%
Occupancy	757	755	2	0%
Professional Services	436	446	(10)	(2)%
Depreciation and amortization	424	408	16	4%
Office supplies, telephone and postage	366	361	5	1%
Marketing and promotion	278	281	(3)	(1)%
Amortization of intangible assets	228	328	(100)	(30)%
FDIC and other assessments	49	55	(6)	(11)%
Other	925	958	(33)	(3)%
Total noninterest expense	$9,211	$9,211	$-	-%
Efficiency ratio	84.8%	77.6%	7.2%

Income Tax Provision. Our provision for income taxes for the quarter ended March 31, 2006 was $428,000 as compared to $620,000 for the same period in 2005. The estimated effective tax rates for the three-month periods ended March 31, 2006 and 2005 were 29.6 and 25.8 percent, respectively. The effective tax rate increased because the ratio of tax exempt income to anticipated pre-tax income decreased.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets. Our total assets were $725.8 million at March 31, 2006 and $740.0 million at December 31, 2005. The following table presents our assets by category as of March 31, 2006 and December 31, 2005, as well as the amount and percent of change between the two dates (amounts are in thousands):

	March 31,	December 31,	Change
Assets	2006	2005	$	%
	(unaudited)	(unaudited)
Cash and due from banks	$18,892	$28,824	$(9,932)	(34)%	(a)
Federal funds sold	50,000	-	50,000	100%	(b)
Investment securities available for sale	211,434	227,185	(15,751)	(7)%
Federal Reserve Bank and Federal Home Loan Bank stock	5,798	5,791	7	0%
Loans held for sale	1,231	266	965	363%
Participating interests in mortgage loans	33,420	101,336	(67,916)	(67)%	(c)
Loans and leases held for investment, net	334,499	307,180	27,319	9%	(d)
Premises and equipment, net	23,518	23,514	4	0%
Interest receivable	2,914	3,330	(416)	(12)%
Other assets	15,388	13,851	1,537	11%
Goodwill	21,999	21,839	160	1%
Other intangible assets, net	6,672	6,900	(228)	(3)%
Total assets	$725,765	$740,016	$(14,251)	(2)%

(a)	These balances vary significantly on a daily basis. The higher balance at December 31, 2005 is attributable to large cash wires received late on that day.
(b)

The balance of Federal funds sold is higher in 2006 as a result of management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity in order to have the ability to repay higher cost liabilities coming due in the near future.

(c)

Participating interests in mortgage loans are collateralized by a portfolio of mortgage loans owned by a mortgage banking entity. We advance funds to the mortgage banking entity when they close on loans and are repaid whenever the mortgage banking entity sells loans. Our investment in the participation will vary depending on the volume of business at the mortgage banking entity.

(d)	The increase in loans and leases held for investment can be attributed to both the purchase of loans and originations of new loans.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three-month periods ending March 31, 2006 and 2005 (amounts are in thousands):

	2006	2005
	(unaudited)	(unaudited)
Balance, beginning of period	$3,188	$3,335
Provision for credit losses	210	250
Loans charged off	(31)	(113)
Loans recovered	13	118
Balance, end of period	$3,380	$3,590

Total loans held for investment at March 31, 2006 and March 31, 2005	$371,299	$316,403
Loans held for investment, excluding participating interests in mortgage loans at March 31, 2006 and March 31, 2005	$337,879	$292,898
Allowance for credit losses as a percentage of total loans held for investment at March 31, 2006 and March 31, 2005	0.91%	1.13%
Allowance for credit losses as a percentage of loans held for investment, excluding participating interests in mortgage loans at March 31, 2006 and March 31, 2005	1.00%	1.23%

As of March 31, 2006, our allowance for credit losses was 0.91 percent of total loans held for investment compared to 0.77 percent as of December 31, 2005. Our allowance for credit losses was 1.00 percent of loans held for investment, excluding participating interests in mortgage loans, as of March 31, 2006 compared to 1.03 percent at December 31, 2005.

There was a $210,000 provision for loan losses for the three-month period ended March 31, 2006 and a $250,000 provision for the three-month period ended March 31, 2005.

Loans charged off during the first quarter of 2006 totaled $31,000 and $113,000 during the first quarter of 2005.

Net charge- offs as a percentage of average total loans held for investment:

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Ratio of net charge-offs to average total loans held for investment	(0.005)%	0.002%
Ratio of net charge-offs to average total loans held for investment, excluding participating interests in mortgage loans	(0.006)%	0.002%
Ratio of net charge-offs to average total loans held for investment, annualized	(0.019)%	0.006%
Ratio of net charge-offs to average total loans held for investment, excluding participating interests in mortgage loans, annualized	(0.022)%	0.007%

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

Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral of the loan.

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

Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include, among other things, prevailing economic trends, such as economic conditions in certain geographic or industry segments of our portfolio, management’s assessment of credit risk inherent in the loan portfolio, delinquency trends, and historical loss experience.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

	March 31,	December 31,
	2006	2005
Nonperforming loans:	(unaudited)	(unaudited)
Loans 90 days or more delinquent and still accruing interest	$-	$-
Nonaccrual loans	132	143
Total nonperforming loans	132	143
Total nonperforming assets	$132	$143
Allowance for credit losses	$3,380	$3,188
Ratio of total nonperforming loans to total loans held for investment	0.04%	0.03%
Ratio of total nonperforming loans to total loans held for investment, excluding participating interests in mortgage loans	0.04%	0.05%
Ratio of total nonperforming assets to total assets	0.02%	0.02%
Ratio of allowance for credit losses to nonperforming loans	2,561%	2,229%

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

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at March 31, 2006 or December 31, 2005.

Other real estate owned and repossessed assets represent properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no other real estate owned and repossessed assets at March 31, 2006 or December 31, 2005.

Potential Problem Loans

In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events; it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. We generally consider all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Potential problem loans, other than nonperforming loans, at March 31, 2006 totaled $1.3 million as compared to $1.3 million at December 31, 2005. A significant portion of these potential problem loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Liabilities. Our total liabilities decreased $13.9 million, to $674.5 million at March 31, 2006, from $688.4 million at December 31, 2005. The following table presents our liabilities by category as of March 31, 2006 and December 31, 2005 as well as the amount and percent of change between the two dates (amounts are in thousands):

	March 31,	December 31,	Change
Liabilities	2006	2005	$	%
	(unaudited)	(unaudited)
Deposits:
Noninterest-bearing	$64,420	$72,977	$(8,557)	(12)%	(a)
Interest-bearing -
Savings, interest checking and money market	269,838	260,807	9,031	3%
Time deposits $100,000 and over	61,485	71,287	(9,802)	(14)%	(b)
Other time deposits	145,143	143,719	1,424	1%
Short-term borrowings	15,713	21,416	(5,703)	(27)%	(c)
FHLB advances	82,200	82,200	-	-%
Long-term borrowings	3,167	3,850	(683)	(18)%
Guaranteed preferred beneficial interests in Company's subordinated debentures	22,448	22,648	(200)	(1)%
Other liabilities	10,135	9,500	635	7%
Total liabilities	$674,549	$688,404	$(13,855)	(2)%

(a)	These accounts fluctuate daily due to the cash management activities of our customers, particularly our commercial customers.
(b)	The decreases in balances were a result of management’s decision to let higher cost CD’s mature.
(c)	The decrease is a result of our plan to pay off higher rate borrowings as they mature.

Stockholders’ Equity. Our stockholders’ equity decreased $400,000 between December 31, 2005 and March 31, 2006. The increase to stockholder’s equity as result of earnings was more than offset by increases in unrealized losses in our investment portfolio.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, the amount and composition of off-balance-sheet items, and the amount of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of March 31:

	Tier 1 Risk-	Total Risk-	Tier 1 Leverage
	Based Ratio	Based Ratio	Ratio
As of March 31, 2006
BNCCORP, consolidated	8.97%	10.57%	6.23%
BNC National Bank	10.35%	11.04%	7.19%

As of March 31, 2005
BNCCORP, consolidated	7.12%	9.60%	4.71%
BNC National Bank	10.48%	11.31%	6.93%

As of March 31, 2006, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered “well-capitalized” under prompt corrective action provisions.

Capital expenditures for 2006 will include amounts for new branch sites in Minnesota and Arizona, a new in-house ATM system, IP Telephony phone systems and access control to certain locations. Capital expenditures could also include the purchase or lease of additional facilities in our various market areas should such facilities or properties be deemed to add additional franchise value.

Liquidity. Liquidity risk management encompasses our ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management policies are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

The consolidated statements of cash flows in the consolidated financial statements included under Item 1 present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds on terms ranging from overnight to 10 years and beyond. Advances from the FHLB are collateralized by the Bank’s mortgage loans and various investment securities. We have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings.

The following table sets forth, for the three months ended March 31, 2006 and 2005, a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):

	For the Three Months Ended
	March 31,
Major Sources and (Uses) of Funds	2006	2005
	(unaudited)	(unaudited)
Proceeds from Federal Home Loan Bank advances	$-	$120,000
Repayments of Federal Home Loan Bank advances	-	(120,000)
Purchase of Federal funds sold	(50,000)	-
Proceeds received from participations of loans	24,894	57,551
Originations paid on loans to be participated	(24,894)	(57,551)
Net decrease (increase) in participating interests in mortgage loans	67,916	11,010
Net (increase) decrease in loans, excluding participating interests in mortgage loans	(27,542)	1,089
Proceeds from sales of investment securities	17,484	1,631
Purchases of investment securities	(10,115)	(8,195)
Net (decrease) increase of deposits	(7,904)	12,263
Net decrease in short-term borrowings	(5,703)	(6,798)
Proceeds from maturities of investment securities	5,629	6,445

Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost. Given the uncertain nature of our customers’ demands as well as our desire to take advantage of earnings enhancement opportunities, we must have adequate sources of on- and off-balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity is supplemented with additional sources such as credit lines with the FHLB, credit lines with correspondent banks for Federal funds, wholesale and retail repurchase agreements, brokered deposits and direct non-brokered national certificates of deposit acquired through national deposit networks.

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

As of March 31, 2006, the Bank had established federal funds purchase programs with three banks, totaling $17.5 million. At March 31, 2006, the Bank had purchased Federal funds of $0 under these programs leaving $17.5 million available. The Federal funds purchase programs, if advanced upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

Application of Critical Accounting Policies

The following critical accounting policies are dependent of estimates that are particularly susceptible to significant change. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations:

Allowance for Credit Losses

Goodwill Impairment

Interest Income Recognition

Income Taxes

For detailed information regarding these policies, refer to the 2005 10-K.

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

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their March 31, 2006 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its March 31, 2006 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at March 31, 2006 of 7.75 percent to 8.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. As the yield curve has flattened over the course of the last couple of years with short-term rates increasing more than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 1.85 percent. This is nearly 125bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore in the -300bp scenario, the level of mortgage prepayment activity built into the model is significantly more than the record levels experienced during the 2003 lows in mortgage rates.

The net interest income simulation results for the 12-month horizon is shown below:

Net Interest Income Simulation

(amounts in thousands)

Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$17,181	$18,004	$18,711	$19,318	$9,413	$19,491	$19,555
Dollar change from unchanged scenario	$(2,137)	$(1,314)	$(607)	-	$95	$173	$237
Percentage change from unchanged scenario	(11.06)%	(6.80)%	(3.14)%	-	0.49%	0.90%	1.23%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, and 15 percent from the rates unchanged scenario for the +/- 100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. Should a given scenario fall outside of these limits, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may approve the exception to the general policy or recommend actions aimed at bringing the respective scenario within the general limits noted above. A targeted level of net interest income is established and approved by the Board of Directors and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of March 31, 2006 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), and our internal control over financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and any change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing, as Exhibits 31.1 and 31.2 to this quarterly report, there are “Certifications” of the CEO and the CFO. The Certifications are required in accordance with the Exchange Act and the SEC’s implementing Rule 13a-14 (the “Rule 13a-14 Certifications”). This section of the quarterly report is the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and this information should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

Part II – Other Information

Item 5. Legal Proceedings

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

Item 6. Exhibits

(a)	Exhibit 31.1 Chief Executive Officer’s Certification Under Rule 13a-14(a) of the Exchange Act

Exhibit 31.2 Chief Financial Officer’s Certification Under Rule 13a-14(a) of the Exchange Act

Exhibit 32.1 Chief Executive Officer and Chief Financial Officer Certifications Under Rule 13a-14(b) of the Exchange Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNCCORP, Inc.

Date:	May 11, 2006	By	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By	/s/ Timothy J. Franz
Timothy J. Franz
Chief Financial Officer