Form 10-Q
period 2006-06-30
BNCCORP INC
filed 2006-08-15
CIK 945434

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26290

BNCCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-0402816 (I.R.S. Employer Identification No.)

322 East Main Bismarck, North Dakota 58501 (Address of principal executive office) (701) 250-3040 (Registrant’s telephone number including area code)

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

The number of shares of the registrant’s outstanding common stock on August 14, 2006 was 3,536,140.

BNCCORP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2006	2005
	(unaudited)
CASH AND CASH EQUIVALENTS	$20,903	$28,824
FEDERAL FUNDS SOLD	26,000	-
INVESTMENT SECURITIES AVAILABLE FOR SALE	203,619	227,185
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	5,878	5,791
LOANS HELD FOR SALE	1,380	266
PARTICIPATING INTERESTS IN MORTGAGE LOANS	33,104	101,336
LOANS AND LEASES HELD FOR INVESTMENT	340,462	310,368
ALLOWANCE FOR CREDIT LOSSES	(3,387)	(3,188)
Net loans and leases	370,179	408,516
PREMISES AND EQUIPMENT, net	23,508	23,514
INTEREST RECEIVABLE	2,990	3,330
OTHER ASSETS	16,194	13,851
GOODWILL	22,848	21,839
OTHER INTANGIBLE ASSETS, net	7,765	6,900
	$701,264	$740,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing	$69,815	$72,977
Interest-bearing –
Savings, interest checking and money market	240,346	260,807
Time deposits $100,000 and over	48,394	71,287
Other time deposits	159,662	143,719
Total deposits	518,217	548,790
SHORT-TERM BORROWINGS	13,661	21,416
FEDERAL HOME LOAN BANK ADVANCES	82,200	82,200
LONG-TERM BORROWINGS	2,667	3,850
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,697	22,648
OTHER LIABILITIES	9,871	9,500
Total Liabilities	649,313	688,404
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.01 par value – 10,000,000 shares authorized; 3,536,562 and 3,497,445 shares issued and outstanding (excluding shares held in treasury)	35	35
Capital surplus – common stock	25,701	25,108
Retained earnings	30,616	28,504
Treasury stock (46,591 and 46,123 shares)	(564)	(559)
Accumulated other comprehensive income, net of income taxes	(3,837)	(1,476)
Total stockholders’ equity	51,951	51,612
	$701,264	$740,016

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and fees on loans	$7,623	$6,425	$14,983	$12,222
Interest and dividends on investments
Taxable	2,521	1,979	4,947	4,031
Tax-exempt	459	471	978	906
Dividends	67	89	123	162
Total interest income	10,670	8,964	21,031	17,321
INTEREST EXPENSE:
Deposits	3,909	2,476	7,724	4,721
Short-term borrowings	198	315	391	485
Federal Home Loan Bank advances	1,050	1,215	2,089	2,400
Long-term borrowings	58	130	125	253
Subordinated debentures	555	499	1,106	976
Total interest expense	5,770	4,635	11,435	8,835
Net interest income	4,900	4,329	9,596	8,486
PROVISION FOR CREDIT LOSSES	-	-	210	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,900	4,329	9,386	8,236
NONINTEREST INCOME:
Insurance income	4,225	4,669	9,587	10,437
Fees on loans	561	486	1,177	1,781
Net gain (loss) on sales of securities	238	(1)	(361)	(67)
Trust and financial services	208	134	418	293
Service charges	180	211	362	395
Brokerage income	67	90	190	174
Other	376	406	652	695
Total noninterest income	5,855	5,995	12,025	13,708
NONINTEREST EXPENSE:
Salaries and employee benefits	5,633	5,520	11,381	11,139
Occupancy	881	720	1,638	1,475
Depreciation and amortization	434	397	858	805
Professional services	417	582	853	1,027
Office supplies, telephone and postage	377	357	743	718
Marketing and promotion	254	199	532	480
Amortization of intangible assets	243	328	471	656
FDIC and other assessments	46	55	95	110
Other	915	938	1,840	1,897
Total noninterest expense	9,200	9,096	18,411	18,307
Income before income taxes	1,555	1,228	3,000	3,637
Income tax provision	460	318	888	938
Net Income	1,095	910	2,112	2,699
Dividends on preferred stock	-	(6)	-	(29)
Income available to common stockholders	$1,095	$904	$2,112	$2,670
Basic earnings per common share	$0.31	$0.31	$0.61	$0.92
Diluted earnings per common share	$0.31	$0.30	$0.60	$0.90

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

For the Six Months Ended June 30, 2005

(unaudited)

				Capital			Capital			Accumulated
				Surplus			Surplus			Other
	Preferred Stock			Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount		Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2004	125	$		$1,250	2,884,876	$29	$18,601	$24,430	$(530)	$66	$43,846
Net income	-		-	-	-	-	-	2,699	-	-	2,699
Other comprehensive loss -	-		-	-	-	-	-	-	-	(197)	(197)
Preferred stock dividends	-		-	-	-	-	-	(29)	-	-	(29)
Repurchase of preferred stock	(125)		-	(1,250)	-	-	-	-	-	-	(1,250)
Other	-		-	-	15,805	-	147	-	(3)	-	144
BALANCE, June 30, 2005	-		$-	$-	2,900,681	$29	$18,748	$27,100	$(533)	$(131)	$45,213

For the Six Months Ended June 30, 2006

(unaudited)

				Capital			Capital			Accumulated
				Surplus			Surplus			Other
	Preferred Stock			Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount		Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2005	-	$		$-	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-		-		-	-	-	2,112	-	-	2,112
Other comprehensive loss -	-		-	-	-	-	-	-	-	(2,361)	(2,361)
Issuance of common shares	-		-	-	38,485	-	593	-	-	-	593
Impact of share based compensation	-		-	-	632	-	-	-	(5)	-	(5)
BALANCE, June 30, 2006	-		$-	$-	3,536,562	$35	$25,701	$30,616	$(564)	$(3,837)	$51,951

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2006		2005		2006		2005
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
NET INCOME		$1,095		$910		$2,112		$2,699
OTHER COMPREHENSIVE INCOME (LOSS) -
Unrealized holding (losses)gains arising during the period, net of income taxes		(666)		1,703		(2,318)		(247)
Reclassification adjustment for losses (gains) included in net income, net of income taxes		(204)		1		224		50
Beginning balance of cash flow hedging instruments	$230		-		$563		-
Ending balance of cash flow hedging instruments	131		-		131		-
	(99)		-		(432)		-
Net loss on derivative instruments qualifying as cash flow hedging instruments, net of tax		(29)		-		(267)		-
OTHER COMPREHENSIVE (LOSS)INCOME		(899)		1,704		(2,361)		(197)

COMPREHENSIVE INCOME(LOSS)		$196		$2,614		$(249)		$2,502

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30

(In thousands)

	2006	2005
OPERATING ACTIVITIES:	(unaudited)	(unaudited)
Net income	$2,112	$2,699
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for credit losses	210	250
Depreciation and amortization	858	805
Amortization of intangible assets	471	656
Net amortization of premiums and discounts on investment securities and subordinated debentures	664	1,197
Proceeds from loans recovered	21	150
Change in interest receivable and other assets, net	(1,122)	(914)
Loss on sale of bank premises and equipment	26	3
Write off of obsolete equipment	34	-
Net realized losses on sales of investment securities	361	67
Provision for deferred income taxes	135	89
Change in dividend distribution payable	24	27
Change in other liabilities, net	371	(399)
Originations of loans held for sale	(13,589)	(46,675)
Proceeds from sale of loans held for sale	12,475	69,218
Originations paid of loans to be participated	(47,397)	(94,832)
Proceeds received from participations of loans	47,397	94,832
Net cash provided by operating activities	3,051	27,173
INVESTING ACTIVITIES:
Purchase of Federal funds sold, net	(26,000)	-
Purchases of investment securities	(17,777)	(15,023)
Proceeds from sales of investment securities	24,958	2,572
Proceeds from maturities of investment securities	12,007	13,933
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(87)	(4,368)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	-	3,409
Net decrease (increase) in participating interests in mortgage loans	68,232	(51,216)
Net increase in loans, excluding participating interests in mortgage loans	(30,126)	(14,822)
Additions to bank premises and equipment	(911)	(847)
Cash paid for acquisition of insurance subsidiary	(1,514)	-
Cash paid for insurance company earnout	(160)	-
Cash paid for insurance accounts	(187)	-
Net cash provided (used) by in investing activities	28,435	(66,362)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(30,573)	39,451
Net decrease in short-term borrowings	(7,755)	(3,297)
Repayments of Federal Home Loan Bank advances	-	(250,000)
Proceeds from Federal Home Loan Bank advances	-	265,000
Repayments of long-term borrowings	(1,183)	(698)
Repurchase of preferred stock	-	(1,250)
Payment of preferred stock dividends	-	(29)
Other	104	144
Net cash (used) provided by financing activities	(39,407)	49,321
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,921)	10,132
CASH AND CASH EQUIVALENTS, beginning of period	28,824	11,881
CASH AND CASH EQUIVALENTS, end of period	$20,903	$22,013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,573	$8,930
Income taxes paid	$637	$177

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

NOTE 1 – Organization of Operations, BNCCORP, Inc.

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc., and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 28 locations in Arizona, Colorado, Minnesota, North Dakota, Utah and Nevada, provides a broad range of banking, insurance, and wealth management services to individuals and small and mid-sized businesses.

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

The unaudited consolidated financial statements as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2006.

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

NOTE 4 – Recently Issued or Adopted Accounting Standards

As of January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with this method, the Company’s financial statements for prior periods have not been restated to reflect the impact of SFAS 123R (see Note 7).

FIN No. 48, “Accounting for Uncertainty in Income Taxes”, requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position.  The provisions of FIN 48 are effective as of January 1, 2007. The adoption of the interpretation will not have a significant effect on the Company’s financial statements.

NOTE 5 – Earnings Per Share

Net Income per share was calculated as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Denominator for basic earnings per share:
Average common shares outstanding	3,510,745	3,456,321
Dilutive common stock options	41,088	38,981
Denominator for diluted earnings per share	3,551,833	3,495,302
Numerator: Net income attributable to common shareholders (in thousands)	$1,095	$2,112
Net income per share
Basic	$0.31	$0.61
Diluted	$0.31	$0.60

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Denominator for basic earnings per share:
Average common shares outstanding	2,899,195	2,892,407
Dilutive common stock options	61,395	62,580
Denominator for diluted earnings per share	2,960,590	2,954,987
Numerator: Net income attributable to common shareholders (in thousands)	$904	$2,670
Net income per share
Basic	$0.31	$0.92
Diluted	$0.30	$0.90

As of June 30, 2006 and June 30, 2005 there were 55,800 and 57,550 options outstanding that were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP’s common stock for the period.

NOTE 6 – Segment Disclosures

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and wealth management services.

Banking operations provide traditional banking services to individuals and small and mid-sized businesses, such as accepting deposits and making loans. The commercial banking activities also include the origination of loans. We also sell loans to other institutions and service loans for other institutions.

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

The following tables present segment information as of, and for the three months and the six-months ended June 30, 2006, unaudited (in thousands):

	Three months ended June 30, 2006
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income	$5,163	$62	$280	$(622)	$4,883	$17	$4,900
Other revenue-external customers	1,214	4,370	321	17	5,922	(67)	5,855
Segment profit (loss)	1,270	345	(29)	(491)	1,095	-	1,095
Segment assets	616,656	38,485	46,139	82,611	783,891	(82,627)	701,264
Efficiency Ratios	72.89%	87.48%	107.99%	(74.05)%	89.05%	-	85.52%

	Six months ended June 30, 2006
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income	$10,200	$103	$508	$(1,248)	$9,563	$33	$9,596
Other revenue-external customers	1,657	9,760	689	41	12,147	(122)	12,025
Segment profit (loss)	1,797	1,260	(64)	(881)	2,112	-	2,112
Segment assets	616,656	38,485	46,139	82,611	783,891	(82,627)	701,264
Efficiency Ratios	77.49%	79.12%	108.69%	(68.19)%	88.05%	-	85.14%

The holding company incurs losses because it has issued debt.

NOTE 7 – Share-Based Compensation

The Company has three share based plans for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the 1995 Stock Incentive Plan, the aggregate number of options and shares granted can not exceed 250,000 shares. Under the 2002 Stock Incentive Plan, the aggregate number of shares can not exceed 125,000 shares. Under the 2006 Stock Incentive Plan, which was approved at the 2006 annual shareholder meeting, 200,000 shares were authorized. The compensation committee may grant options at prices equal to the fair value of the stock at the grant date.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company utilizes the Black-Scholes valuation model to determine the fair value of the stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company recognized share-based compensation expense of $65,854 for the three months ended June 30, 2006 and $123,389 for the six months ended June 30, 2006. Included in these amounts is $62,771 related to restricted stock for the three month period ended June 30, 2006 and $116,697 for the six month period ended June 30, 2006. Also included in the share-based compensation expense for the three and six month periods ended June 30, 2006 was expense related to stock options of $3,083 and $6,692 respectively.

At January 1, 2006 the Company had $627,422 of unamortized restricted stock compensation expense and $12,860 of unrecognized share-based compensation expense related to stock options.

Prior to January 1, 2006, the company accounted for the stock options under APB 25, accounting for employee share options at intrinsic value, no compensation expense was charged for options granted at an exercise price equal to market value of the stock on the grant date. If SFAS 123R had been applied for the three and six months ended June 30, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Net income available to common stockholders	$904	$2,670
Add: total stock-based employee compensation expense included in reported net income, net of related tax effects	47	86
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(57)	(106)
Pro forma net income	$894	$2,650
Earnings per share:
Basic – as reported	$0.31	$0.92
Basic – pro forma	0.30	0.89
Diluted – as reported	0.30	0.90
Diluted – pro forma	0.29	0.87

NOTE 8 – Derivative Activities

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

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.00 percent. At June 30, 2006, the prime rate was 8.25 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At June 30, 2006, the fair value of the floor was $131,000, which was included in other assets. The change in net unrealized losses of $99,000 during the three months ended June 30, 2006 and $432,000 during the six months ended June 30, 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during the quarter. The entire loss on the derivative was included in the assessment of the effectiveness.

NOTE 9 – Annual Goodwill Impairment Assessment

In accordance with the Company’s accounting policy, during the second quarter of 2006, the annual assessment of our goodwill assets was completed. This assessment did not indicate any impairment.

NOTE 10 – Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at June 30, 2006 or December 31, 2005. The carrying amount of available-for-sale securities and their approximate fair values were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2006	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities	$11,855	$33	$(211)	$11,677
Collateralized mortgage obligations	161,387	18	(6,055)	155,350
State and municipal bonds	36,135	872	(415)	36,592
	$209,377	$923	$(6,681)	$203,619

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2005	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities	$8,586	$71	$(107)	$8,550
Collateralized mortgage obligations	176,065	37	(4,439)	171,663
State and municipal bonds	44,915	2,111	(54)	46,972
	$229,566	$2,219	$(4,600)	$227,185

In reaching the conclusion that the impairments disclosed in the table above are temporary, and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. None of the impairments were due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the impairments is, in general, attributable to changes in interest rates.

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

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. We reported net income of $1.1 million, or $0.31 per share on a diluted basis, for the second quarter ended June 30, 2006. For the same quarter of 2005, we reported net income of $910,000, or $0.30 per diluted share.

The growth in second quarter earnings primarily reflects a continued trend of higher net interest income generated by the Company’s core banking business. The rise in net interest income more than offset a modest decrease in non-interest income and slightly higher non-interest expense in the quarter ended June 30, 2006 compared to the same quarter a year ago.

Net interest income for the second quarter of 2006 was $4.9 million, an increase of 13.2% from $4.3 million in the same period of 2005. This increase reflected a widening of the net interest margin which increased to 3.13% for the quarter ended June 30, 2006, from 2.82% for the same period in 2005. The increase in the margin can be primarily attributed to higher balances and rates earned on loans held for investment, excluding participating interests in mortgage loans. Lower balances in high cost borrowings and brokered deposits also contributed to the higher net interest margin.

Non-interest income decreased to $5.9 million for the 2006 second quarter, from $6.0 million for second quarter of 2005. Insurance agency revenues decreased by 9.5%, or approximately $444,000, in the second quarter to $4.2 million compared to $4.7 million from the second quarter a year ago. Insurance agency revenues, which may vary significantly from period to period, decreased primarily as a result of a lower level of contingency income received from insurance companies. This was largely offset by increases of approximately $388,000 in the aggregate, in gains on sales of securities, fees earned on loans, and fees earned from trust and financial services. The gains on sales of securities of $238,000 in the 2006 second quarter do not recur regularly. Overall, non-interest income represented 54.4% of gross revenues for the recent quarter, down from 58.1% a year ago.

Non-interest expense increased modestly to $9.2 million for the second quarter of 2006, from $9.1 million in the same quarter of 2005 primarily due to higher employee and occupancy expenses associated with the Company’s growth initiatives.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General. We reported net income of $2.1 million, or $0.60 per diluted share, for the six months ended June 30, 2006, compared to net income of $2.7 million, or $0.90 per diluted share for the first six months of 2005.

Net interest income was $9.6 million for the first six months of 2006, an increase of 13.1% from $8.5 million in the same period of 2005. This increase reflected a widening of the net interest margin, which increased to 3.05% for the six months ended June 30, 2006, from 2.80% for the same period in 2005 mostly due to the factors noted in connection with the most recent quarter.

Non-interest income decreased 12.3% to $12.0 million for the six months ended June 30, 2006, compared to $13.7 million for same period in 2005. Within non-interest income, insurance agency revenues decreased by 8.1%, or $850,000, in the first six months of 2006 to $9.6 million compared to $10.4 million from the same period a year ago. Insurance agency revenues, which may vary significantly from period to period, decreased primarily as a result of a lower level of contingency income received from insurance companies. The decrease in non-interest income in the first six months of 2006 also reflected items that do not recur on a regular basis. Loan fees decreased versus the 2005 period due to an extremely large transaction resulting in fees of approximately $800,000 last year. The Company incurred losses on sales of securities aggregating $361,000 in the 2006 first half, as securities were sold to reinvest in higher-earning assets and reduce high cost borrowings and brokered deposits. Overall, non-interest income represented 55.6% of gross revenues for the first six months of 2006, down from 61.8% a year ago.

Non-interest expense increased modestly to $18.4 million for the second quarter of 2006, from $18.3 million in the same quarter of 2005 primarily due to higher employee and occupancy expenses associated with the Company’s growth initiatives.

Net Interest Income. The following table presents average balances; interest earned or owed; associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended June 30, 2006, and 2005, and the six-month periods ended June 30 2006, and 2005 as well as the changes between the periods presented, unaudited, (amounts are in thousands):

	Three Months Ended June 30,
	2006			2005			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	Cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$50,862	$614	4.84%	$(76)	$-	0.00%	$50,938	$614	4.84%	(a)
Investments - Taxable	173,101	1,973	4.57%	197,451	2,068	4.20%	(24,350)	(95)	0.37%	(b)
Investments - Tax Exempt	40,763	459	4.52%	41,586	471	4.54%	(823)	(12)	-0.02%	(b)
Loans held for sale	955	-	0.00%	33,937	324	3.83%	(32,982)	(324)	-3.83%	(c)
Participating interests in mortgage loans	26,264	459	7.01%	46,276	714	6.19%	(20,012)	(255)	0.82%	(d)
Loans and leases held for investment	339,065	7,165	8.48%	299,267	5,387	7.22%	39,798	1,778	1.26%
Allowance for loan losses	(3,383)	-		(3,596)	-		213	-
Total interest-earning assets	$627,627	10,670	6.82%	$614,845	8,964	5.85%	$12,782	1,706	0.97%
Interest-bearing liabilities
Interest checking and money market accounts	$245,973	1,762	2.87%	$217,043	950	1.76%	$28,930	812	1.11%
Savings	8,541	17	0.80%	7,678	15	0.78%	863	2	0.02%
Certificates of deposit under $100,000	151,896	1,560	4.12%	104,524	816	3.13%	47,372	744	0.99%
Certificates of deposit $100,000 and over	52,578	570	4.35%	74,426	695	3.75%	(21,848)	(125)	0.60%	(e)
Total interest-bearing deposits	458,988	3,909	3.42%	403,671	2,476	2.46%	55,317	1,433	0.96%
Short-term borrowings	16,379	198	4.85%	39,845	315	3.17%	(23,466)	(117)	1.68%
Federal Home Loan Bank advances	82,200	1,050	5.12%	106,834	1,215	4.56%	(24,634)	(165)	0.56%	(f)
Long-term borrowings	3,067	58	7.59%	9,386	130	5.56%	(6,319)	(72)	2.03%	(f)
Subordinated debentures	22,533	555	9.88%	22,411	499	8.93%	122	56	0.95%
Total borrowings	124,179	1,861	6.01%	178,476	2,159	4.85%	(54,297)	(298)	1.16%
Total interest-bearing liabilities	$583,167	5,770	3.97%	$582,147	4,635	3.19%	$1,020	1,135	0.78%
Net interest income/spread		$4,900	2.85%		$4,329	2.66%		$572	0.19%
Net interest margin			3.13%			2.82%			0.31%
Notation:
Noninterest-bearing deposits	$69,418	-		$61,255	-		$8,163	-
Total deposits	$528,406	$3,909	2.97%	$464,926	$2,476	2.14%	$63,480	$1,433	0.83%
Taxable equivalents:
Total interest-earning assets	$627,627	$10,906	6.97%	$614,845	$9,206	6.01%	$12,782	$1,700	0.96%
Net interest income/spread	-	$5,136	3.00%	-	$4,572	2.82%	-	$564	0.18%
Net interest margin	-	-	3.28%	-	-	2.98%	-	-	0.30%

(a)

The average balance of Federal funds sold is higher in 2006. This relates to management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity in order to have the ability to repay higher cost liabilities coming due in the near future.

(b)	The decrease in average investments was the result of management’s strategy to use the proceeds from matured or sold investments to pay down the higher cost borrowings and reinvest in loans.
(c)	The average loans held for sale decreased as a result of discontinuing a student loan financing program in the second quarter of 2005.
(d)

Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on loans and are repaid when the mortgage banking entity sells the loans. Our loans will vary depending on the level of originations and the timing of loans sales by the mortgage banking entity.

(e)	The average balance in deposits has declined as a result of management’s decision to let higher cost brokered and national CD’s mature.
(f)	The average balances in borrowings are lower because we have used liquid assets and proceeds from matured or sold investments to pay down higher cost borrowings.

	Six Months Ended June 30,
	2006			2005			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	Balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$44,986	$1,035	4.64%	$82	$1	2.46%	$44,904	$1,034	2.18%	(a)
Investments - Taxable	177,989	4,035	4.57%	201,242	4,192	4.20%	(23,253)	(157)	0.37%	(b)
Investments - Tax Exempt	43,830	978	4.50%	40,020	906	4.57%	3,810	72	-0.07%
Loans held for sale	930	-	0.00%	38,035	738	3.91%	(37,105)	(738)	-3.91%
Participating interests in mortgage loans	37,902	1,267	6.74%	37,687	1,122	6.00%	215	145	0.74%
Loans and leases held for investment	332,245	13,716	8.32%	296,689	10,362	7.04%	35,556	3,354	1.28%
Allowance for loan losses	(3,278)	-		(3,465)	-		187	-
Total interest-earning assets	$634,604	21,031	6.68%	$610,290	17,321	5.72%	$24,314	3,710	0.96%
Interest-bearing liabilities
Interest checking and money market accounts	$247,260	3,425	2.79%	$214,831	1,754	1.65%	$32,429	1,671	1.14%
Savings	8,458	33	0.79%	7,515	30	0.81%	943	3	-0.02%
Certificates of deposit under $100,000	149,234	2,954	3.99%	102,285	1,494	2.95%	46,949	1,460	1.04%
Certificates of deposit $100,000 and over	59,930	1,312	4.41%	78,965	1,443	3.69%	(19,035)	(131)	0.72%	(c)
Total interest-bearing deposits	464,882	7,724	3.35%	403,596	4,721	2.36%	61,286	3,003	0.99%
Short-term borrowings	16,879	391	4.67%	33,093	485	2.96%	(16,214)	(94)	1.71%
Federal Home Loan Bank advances	82,200	2,089	5.12%	106,680	2,400	4.54%	(24,480)	(311)	0.58%	(d)
Long-term borrowings	3,449	125	7.31%	9,725	253	5.25%	(6,276)	(128)	2.06%	(d)
Subordinated debentures	22,447	1,106	9.94%	22,325	976	8.82%	122	130	1.12%
Total borrowings	124,975	3,711	5.99%	171,823	4,114	4.83%	(46,848)	(403)	1.16%
Total interest-bearing liabilities	$589,857	11,435	3.91%	$575,419	8,835	3.10%	$14,438	2,600	0.81%
Net interest income/spread		$9,596	2.77%		$8,486	2.62%		$1,110	0.15%
Net interest margin			3.05%			2.80%			0.25%
Notation:
Noninterest-bearing deposits	$68,310	-		$61,829	-		$6,481	-
Total deposits	$533,192	$7,724	2.92%	$465,425	$4,721	2.05%	$67,767	$3,003	0.87%
Taxable equivalents:
Total interest-earning assets	$634,604	$21,535	6.84%	$610,290	$17,788	5.88%	$24,314	$3,747	0.96%
Net interest income/spread	-	$10,100	2.93%	-	$8,953	2.78%	-	$1,147	0.15%
Net interest margin	-	-	3.21%	-	-	2.96%	-	-	0.25%

(a) The average balance of Federal funds sold is higher in 2006. This relates to management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity in order to have the ability to repay higher cost liabilities coming due in the near future.

(b) The decrease in average investments was the result of management’s strategy to use the proceeds from matured or sold investments to pay down the higher cost borrowings and reinvest in loans.

(c) The average balance in deposits has declined as a result of management’s decision to let higher cost brokered and national CD’s mature.

(d) The average balances in borrowings are lower because we have used liquid assets and proceeds from matured or sold investments to pay down higher cost borrowings.

Noninterest Income. The following table presents the major categories of our noninterest income for the three- month periods ended June 30, 2006 and 2005 and the six-month periods ended June 30, 2006 and 2005, as well as the amount and percent of change between the periods (amounts are in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Noninterest Income	2006	2005	$	%	2006	2005	$	%
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Insurance commissions	$4,225	$4,669	$(444)	(10)%	$9,587	$10,437	$(850)	(8)%	(a)
Fees on loans	561	486	75	15%	1,177	1,781	(604)	(34)%	(b)
Net gain (loss) on sales of securities	238	(1)	239	N/M %	(361)	(67)	(294)	439%	(c)
Trust and financial services	208	134	74	55%	418	293	125	43%	(d)
Service charges	180	211	(31)	(15)%	362	395	(33)	(8)%
Brokerage income	67	90	(23)	(26)%	190	174	16	9%	(e)
Other	376	406	(30)	(7)%	652	695	(43)	(6)%
Total noninterest income	$5,855	$5,995	$(140)	(2)%	$12,025	$13,708	$(1,683)	(12)%
Noninterest income as a percent of gross revenues	54.4%	58.1%	(3.7)%		55.6%	61.8%	(6.2)%
(a)

Insurance revenues were down as a result of a decrease in contingency income received from insurance companies. A smaller portion of the decrease is a result of the soft rate environment for insurance agencies.

(b)

In the second quarter of 2006 our commercial real estate divisions were able to originate and sell several loans. The 2006 year to date decrease is attributable to a large commercial real estate transaction consummated in the first quarter of 2005. The fees on this transaction were approximately $800,000. These large types of transactions do not recur on a regular basis.

(c)

Gains and/or losses on the sale of investment securities vary from period to period depending on the nature of the securities transactions consummated. The proceeds from sale are being used to reduce higher cost borrowings and reinvest in higher earning assets.

(d)	Trust and financial services income increased due to increased trust assets under management.
(e)

Brokerage revenue decreased in the second quarter of 2006 due to our decision to exit the Minnesota market. Year to date the income is higher primarily due to higher production in the North Dakota market relative to that in 2005.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three- month periods ended June 30, 2006 and 2005 and the six- month periods ended June 30, 2006 and 2005, as well as the amount and percent of change between the periods (amounts are in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Noninterest Expense	2006	2005	$	%	2006	2005	$	%
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Salaries and employee benefits	$5,633	$5,520	$113	2%	$11,381	$11,139	$242	2%	(a)
Occupancy	881	720	161	22%	1,638	1,475	163	11%	(b)
Depreciation and amortization	434	397	37	9%	858	805	53	7%
Professional services	417	582	(165)	(28)%	853	1,027	(174)	(17)%	(c)
Office supplies, telephone and postage	377	357	20	6%	743	718	25	3%
Marketing and promotion	254	199	55	28%	532	480	52	11%
Amortization of intangible assets	243	328	(85)	(26)%	471	656	(185)	(28)%
FDIC and other assessments	46	55	(9)	(16)%	95	110	(15)	(14)%
Other	915	938	(23)	(2)%	1,840	1,897	(57)	(3)%
Total noninterest expense	$9,200	$9,096	$104	1%	$18,411	$18,307	$104	1%
Efficiency ratio	85.5%	88.1%	(2.6)%		85.1%	82.5%	2.6%

(a)	Salary and benefit expenses continue to rise due to the addition of senior management positions and other employees associated with our growth initiatives.
(b)	Occupancy costs continue to rise due to our growth initiatives.
(c)	Professional service fees are lower in 2006 because legal fees are lower as a result of a lawsuit that resulted in a favorable decision to us in early 2006.

Income Tax Provision. Our provision for income taxes for the quarter ended June 30, 2006 was $460,000 compared to $318,000 in the same period in 2005. The provision for income taxes was $888,000 for the six month period ended June 30, 2006 compared to $938,000 for the same period in 2005.The estimated effective tax rates for 2006 and 2005 were approximately 29.6% and 25.8%, respectively.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets were $701.3 million at June 30, 2006, declining from $740.0 million at December 31, 2005. This was primarily due to a decrease in participating interests in mortgage loans, which vary according to the amount of loans originated by the Company’s mortgage banking counterparty, and a decrease in investment securities available for sale reflecting BNCCORP’s asset-liability management strategies. Total loans held for investment at June 30, 2006 were $373.6 million compared to $411.7 million at December 31, 2005. However, loans held for investment increased to $340.5 million for June 30, 2006, from $310.4 million at December 31, 2005, if participating interests in mortgage loans are excluded. Investment securities available for sale were $203.6 million at June 30, 2006, compared to $227.2 million at December 31, 2005. Total deposits decreased to $518.2 million at June 30, 2006 from $548.8 million at December 31, 2005. This decrease is primarily the result of management’s decision to reduce higher cost national and brokered deposits. Since December 31, 2005, the balance of national and brokered deposits have declined $35.4 million. In general, the Company has used liquid assets and proceeds from pay downs of investment securities to fund the decreases in higher cost of other borrowings and deposits.

Assets. The following table presents our assets by category (amounts are in thousands):

	June 30,	December 31,	Change
Assets	2006	2005	$	%
	(unaudited)
Cash and due from banks	$20,903	$28,824	$(7,921)	(27)%	(a)
Federal funds sold	26,000	-	26,000	100%	(b)
Investment securities available for sale	203,619	227,185	(23,566)	(10)%	(c)
Federal Reserve Bank and Federal Home Loan Bank stock	5,878	5,791	87	2%
Loans held for sale	1,380	266	1,114	419%
Participating interests in mortgage loans	33,104	101,336	(68,232)	(67)%	(d)
Loans and leases held for investment, net	337,075	307,180	29,895	10%
Premises and equipment, net	23,508	23,514	(6)	(0)%
Interest receivable	2,990	3,330	(340)	(10)%
Other assets	16,194	13,851	2,343	17%	(e)
Goodwill	22,848	21,839	1,009	5%
Other intangible assets, net	7,765	6,900	865	13%
Total assets	$701,264	$740,016	$(38,752)	(5)%

(a)	These balances typically vary significantly on a daily basis. The higher balance at December 31, 2005 is attributable to large cash wires received late on that day.
(b)

The balance of Federal funds sold is higher in 2006 as a result of management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity in order to have the ability to repay higher cost liabilities coming due in the near future.

(c)	The decrease in investments was the result of management’s strategy to use the proceeds from matured or sold investments to pay down the higher cost borrowings and reinvest in loans.
(d)

Participating interests in mortgage loans are collateralized by a portfolio of mortgage loans owned by a mortgage banking entity. We advance funds to the mortgage banking entity when they close on loans and are repaid whenever the mortgage banking entity sells loans. Our investment in the participation will vary depending on the level of originations and timing of loan sales by the mortgage banking entity.

(e)	Other assets are up at June 30, 2006 compared to December 31, 2005 largely due to an increase in the deferred tax asset. This is a result of the increase in unrealized losses on investments.

Allowance for Credit Losses. The following tables set forth information regarding changes in our allowance for credit losses for the three and six-month periods ending June 30, 2006 and 2005 (amounts are in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Balance, beginning of period	$3,380	$3,590	$3,188	$3,335
Provision for credit losses	-	-	210	250
Loans charged off	(1)	(84)	(32)	(197)
Loans recovered	8	32	21	150
Balance, end of period	$3,387	$3,538	$3,387	$3,538

	As of June 30,
	2006	2005
	(unaudited)	(unaudited)
Total loans held for investment	$373,566	$394,169
Loans held for investment, excluding participating interests in mortgage loans	$340,462	$308,438
Allowance for credit losses as a percentage of total loans held for investment	0.91%	0.90%
Allowance for credit losses as a percentage of total loans held for investment, excluding participating interests in mortgage loans	0.99%	1.15%

There was no provision for credit losses for the second quarters of 2006 or 2005. The provision for credit losses was $210,000 and $250,000 for the six month periods ended June 30, 2006 and 2005, respectively. The ratio of total nonperforming assets to total assets was 0.04% at June 30, 2006, compared with 0.02% at December 31, 2005 and 0.01% as of June 30, 2005. The allowance for credit losses as a percentage of total loans held for investment at June 30, 2006 was 0.91%, compared with 0.77% at December 31, 2005, and 0.90% at June 30, 2005. The allowance for credit losses as a percentage of loans held for investment, excluding the participating interests in mortgage loans, at June 30, 2006 was 0.99%, compared with 1.03% at December 31, 2005, and 1.15% at June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ratio of net recoveries (charge-offs) to average total loans held for investment	0.002%	(0.015)%	(0.003)%	(0.014)%
Ratio of net recoveries(charge-offs) to average total loans held for investment, excluding participating interests in mortgage loans	0.002%	(0.017)%	(0.003)%	(0.016)%
Ratio of net recoveries(charge-offs) to average total loans held for investment, annualized	0.008%	(0.060)%	(0.006)%	(0.028)%
Ratio of net recoveries(charge-offs) to average total loans held for investment, excluding participating interests in mortgage loans, annualized	0.008%	(0.070)%	(0.007)%	(0.032)%

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

Qualitative Reserve. Our senior lending management also allocates reserves for special situations, which are unique to the measurement period. These include prevailing economic trends, such as economic conditions in certain geographic or industry segments of our portfolio, management’s assessment of credit risk inherent in the loan portfolio, delinquency trends, and historical loss experience.

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

	June 30,	December 31,
	2006	2005
Nonperforming loans:	(unaudited)	(unaudited)
Loans 90 days or more delinquent and still accruing interest	$146	$-
Nonaccrual loans	115	143
Total nonperforming loans	261	143
Total nonperforming assets	$261	$143
Allowance for credit losses	$3,387	$3,188

	June 30,	December 31,
	2006	2005
	(unaudited)	(unaudited)
Ratio of total nonperforming loans to total loans held for investment	0.07%	0.03%
Ratio of total nonperforming loans to total loans held for investment, excluding participating interests in mortgage loans	0.08%	0.05%
Ratio of total nonperforming assets to total assets	0.04%	0.02%
Ratio of allowance for credit losses to nonperforming loans	1,298%	2,229%

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

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at June 30, 2006 or December 31, 2005.

Liabilities The following table presents our liabilities by category as of June 30, 2006 and December 31, 2005 as well as the amount and percent of change between the two dates (amounts are in thousands):

	June 30,	December 31,	Change
Liabilities	2006	2005	$	%
	(unaudited)
Deposits:
Noninterest-bearing	$69,815	$72,977	$(3,162)	(4)%	(a)
Interest-bearing -
Savings, interest checking and money market	240,346	260,807	(20,461)	(8)%
Time deposits $100,000 and over	48,394	71,287	(22,893)	(32)%	(b)
Other time deposits	159,662	143,719	15,943	11%
Short-term borrowings	13,661	21,416	(7,755)	(36)%	(c)
FHLB advances	82,200	82,200	-	-%
Long-term borrowings	2,667	3,850	(1,183)	(31)%
Guaranteed preferred beneficial interests in Company's subordinated debentures	22,697	22,648	49	0%
Other liabilities	9,871	9,500	371	4%
Total liabilities	$649,313	$688,404	$(39,091)	(6)%

(a)	These accounts generally fluctuate daily due to the cash management activities of our customers, particularly our commercial customers.
(b)	The decreases in balances were a result of management’s decision to reduce higher cost national and brokered deposits. Balances in these accounts declined by approximately $35.4 million.
(c)	The decrease is a result of our plan to pay off higher rate borrowings as they mature or liquidity permits.

Stockholders’ Equity. Our stockholders’ equity increased $339,000 between December 31, 2005 and June 30, 2006. The increase to stockholders’ equity is a result of earnings and shares issued to facilitate an acquisition partially offset by an increase in unrealized losses in our investment portfolio.

Capital Adequacy. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, the amount and composition of off-balance-sheet items, and the amount of capital. The following table includes the risk-based and leverage capital ratios of the Company and the Bank:

	Tier 1 Risk-	Total Risk-	Tier 1 Leverage
	Based Ratio	Based Ratio	Ratio
As of June 30, 2006
BNCCORP, consolidated	8.92%	10.45%	6.39%
BNC National Bank	10.15%	10.85%	7.28%

As of June 30, 2005
BNCCORP, consolidated	6.57%	8.89%	4.67%
BNC National Bank	9.81%	10.55%	6.98%

As of June 30, 2006, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered “well-capitalized” under prompt corrective action provisions.

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

The following table sets forth, for the six months ended June 30, 2006 and 2005, a summary of our major sources and (uses) of funds (amounts are in thousands):

	For the Six Months Ended June 30,
Major Sources and (Uses) of Funds	2006	2005
	(unaudited)	(unaudited)
Proceeds from Federal Home Loan Bank Advances	$-	$265,000
Repayments of Federal Home Loan Bank Advances	-	(250,000)
Net decrease (increase) in participating interest mortgage loans	68,232	(51,216)
Proceeds received from participations of loans	47,397	94,832
Originations paid on loans to be participated	(47,397)	(94,832)
Net (decrease) increase in deposits	(30,573)	39,451
Net increase in loans, excluding participating interests in mortgage loans	(30,126)	(14,822)
Purchase of Federal funds sold, net	(26,000)	-
Proceeds from sales of investment securities	24,958	2,572
Purchases of investment securities	(17,777)	(15,023)
Net decrease in short-term borrowings	(7,755)	(3,297)
Originations of loans held for sale	(13,589)	(46,675)
Proceeds from sale of loans held for sale	12,475	69,218
Proceeds from maturities of investment securities	12,007	13,933

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

As of June 30, 2006, the Bank had established Federal funds purchase programs with three banks, totaling $17.5 million. At June 30, 2006, the Bank had purchased Federal funds of $0 under these programs leaving $17.5 million available. The Federal funds purchase programs, if advanced upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

Application of Critical Accounting Policies

The following critical accounting policies are dependent on estimates that are particularly susceptible to significant change. The Company considers theses policies and related estimates to be the most critical in their potential effect on its financial position or results of operations (for more information regarding these policies, refer to the 2005 10-K):

Allowance for Credit Losses

Goodwill Impairment

Interest Income Recognition

Income Taxes

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their June 30, 2006 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its June 30, 2006 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at June 30, 2006 of 8.25 percent to 9.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. As the yield curve has flattened over the course of the last couple of years with short-term rates increasing more than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 2.14 percent. This is nearly 97bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly more than the record levels experienced during the 2003 lows in mortgage rates. The net interest income simulation results for the 12-month horizon are shown below:

Net Interest Income Simulation

(amounts are in thousands)

Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$18,093	$18,934	$19,496	$19,796	$19,885	$19,960	$19,782
Dollar change from unchanged scenario	$(1,703)	$(862)	$(300)	-	$89	$164	$(14)
Percentage change from unchanged scenario	(8.60)%	(4.35)%	(1.52)%	-	0.45%	0.83%	(0.07)%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10 and 15 percent from the rates unchanged scenario for the +/- 100bp, 200bp, and 300bp interest rate ramp scenarios, respectively. When a given scenario falls outside of these limits, the ALCO reviews the circumstances surrounding the exception and, considering the level of net interest income generated in the scenario and other related factors, may approve the exception to the general policy or recommend actions aimed at bringing the respective scenario within the general limits noted above. A targeted level of net interest income is established and approved by the Board of Directors and ALCO. This target is reevaluated and reset at each quarterly ALCO meeting.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of June 30, 2006 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and our internal control over financial reporting. This evaluation was done under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and any change in our internal controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications. Appearing, as Exhibits 31.1 and 31.2 to this quarterly report, there are certifications of the CEO and the CFO. The certifications are required in accordance with the Exchange Act and the SEC’s implementing Rule 13a-14. This section of the quarterly report is the information concerning the controls evaluation referred to in the Rule 13a-14 certifications and this information should be read in conjunction with the Rule 13a-14 certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the controls evaluation, we sought to identify data errors, problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goal of these various evaluation activities is to monitor our controls and to make modifications as necessary. Our external auditors also review internal controls in connection with their audit and review activities. Our intent in this regard is that the disclosure controls and internal controls will be maintained as dynamic systems that change as conditions warrant.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to BNCCORP and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America. Additionally, there has been no change in our internal controls that occurred during our most recent fiscal quarter that has materially affected our internal controls.

Part II – Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 31, 2006, BNCCORP, Inc. issued 38,485 shares of its common stock to Thomas M. Richards in a private transaction. The shares were issued as partial consideration in the acquisition of substantially all of the assets of T.M. Richards & Associates, an insurance agency located in Phoenix, Arizona. The shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of the Company was held on June 14, 2006. Proxies were solicited pursuant to the Exchange Act.

Gaylen Ghylin, Mark W. Sheffert and E. Thomas Welch were elected to serve as directors until the 2009 annual meeting of stockholders. The following directors continued after the Annual Meeting: Gregory K. Cleveland, Tracy Scott, Richard M. Johnsen, Jr., Denise Forte-Pathroff, M.D. and Jerry Woodcox.

The stockholders voted on and approved the 2006 BNCCORP, Inc. Stock Incentive Plan. Holders of 1,426,296 shares voted for, holders of 947,913 shares voted against and holders of 27,562 shares abstained from voting on the proposal.

The stockholders voted on and approved a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for 2006. Holders of 3,036,090 shares voted for, holders of 5,982 shares voted against, holders of 8,300 shares abstained from voting on the proposal and there were no non-votes.

The stockholders voted on and did not approve a proposal to declassify the board of directors. Holders of 1,147,457 voted for, holders of 836,273 shares voted against and holders of 418,041 shares abstained from voting on the proposal. There were 648,601 broker non-votes with respect to the proposal. Broker non-votes were counted as present but not cast with respect to the proposal. Because adoption of the proposal required the affirmative vote of a majority of the shares present in person or by proxy at the annual meeting, the proposal was not approved.

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

BNCCORP, Inc.

Date:	August 14,	2006	By:	/s/ Gregory K. Cleveland
				Gregory K. Cleveland
				President and Chief Executive Officer

			By:	/s/ Timothy J Franz
				Timothy J Franz
				Chief Financial Officer