Form 10-Q
period 2006-09-30
BNCCORP INC
filed 2006-11-03
CIK 945434

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

The number of shares of the registrant’s outstanding common stock on November 3, 2006 was 3,602,340.

BNCCORP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2006

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BNCCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
ASSETS	2006	2005
	(unaudited)
CASH AND CASH EQUIVALENTS	$15,138	$28,824
FEDERAL FUNDS SOLD	31,000	-
INVESTMENT SECURITIES AVAILABLE FOR SALE	194,798	227,185
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	5,003	5,791
LOANS HELD FOR SALE	3,088	266
PARTICIPATING INTERESTS IN MORTGAGE LOANS	18,956	101,336
LOANS AND LEASES HELD FOR INVESTMENT	338,439	310,368
ALLOWANCE FOR CREDIT LOSSES	(3,374)	(3,188)
Net loans and leases	354,021	408,516
PREMISES AND EQUIPMENT, net	24,185	23,514
INTEREST RECEIVABLE	3,155	3,330
OTHER ASSETS	15,469	13,851
GOODWILL	22,744	21,839
OTHER INTANGIBLE ASSETS, net	7,378	6,900
	$675,979	$740,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Noninterest-bearing	$63,316	$72,977
Interest-bearing –
Savings, interest checking and money market	253,762	260,807
Time deposits $100,000 and over	46,274	71,287
Other time deposits	146,253	143,719
Total deposits	509,605	548,790
SHORT-TERM BORROWINGS	14,512	21,416
FEDERAL HOME LOAN BANK ADVANCES	62,200	82,200
LONG-TERM BORROWINGS	2,167	3,850
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,484	22,648
OTHER LIABILITIES	10,057	9,500
Total Liabilities	621,025	688,404
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value – 2,000,000 shares authorized	-	-
Common stock, $.01 par value – 10,000,000 shares authorized; 3,602,640 and 3,497,445 shares issued and outstanding (excluding shares held in treasury)	36	35
Capital surplus – common stock	25,818	25,108
Retained earnings	31,420	28,504
Treasury stock (47,013 and 46,123 shares respectively)	(570)	(559)
Accumulated other comprehensive income, net of income taxes	(1,750)	(1,476)
Total stockholders’ equity	54,954	51,612
	$675,979	$740,016

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and fees on loans	$7,791	$7,202	$22,774	$19,424
Interest and dividends on investments -
Taxable	2,435	2,002	7,381	6,033
Tax-exempt	398	518	1,376	1,424
Dividends	65	26	189	188
Total interest income	10,689	9,748	31,720	27,069
INTEREST EXPENSE:
Deposits	4,269	3,342	11,993	8,063
Short-term borrowings	173	136	564	621
Federal Home Loan Bank advances	975	1,132	3,064	3,532
Long-term borrowings	45	142	170	395
Subordinated debentures	573	520	1,679	1,496
Total interest expense	6,035	5,272	17,470	14,107
Net interest income	4,654	4,476	14,250	12,962
PROVISION FOR CREDIT LOSSES	-	-	210	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,654	4,476	14,040	12,712
NONINTEREST INCOME:
Insurance income	4,443	4,262	14,030	14,699
Fees on loans	584	748	1,761	2,529
Net gains(losses) on sales of securities	103	-	(258)	(67)
Trust and financial services	195	162	613	455
Service charges	177	212	540	607
Brokerage income	25	112	215	286
Other	399	216	1,051	911
Total noninterest income	5,926	5,712	17,952	19,420
NONINTEREST EXPENSE:
Salaries and employee benefits	5,862	5,525	17,243	16,664
Occupancy	776	759	2,414	2,234
Depreciation and amortization	451	388	1,309	1,193
Professional services	462	582	1,315	1,609
Office supplies, telephone and postage	384	344	1,127	1,062
Marketing and promotion	273	245	805	725
Amortization of intangible assets	270	279	741	935
FDIC and other assessments	45	57	140	167
Other	1,008	953	2,848	2,850
Total noninterest expense	9,531	9,132	27,942	27,439
Income before income taxes	1,049	1,056	4,050	4,693
Income tax provision	246	305	1,134	1,243
Net income	$803	$751	$2,916	$3,450
Dividends on preferred stock	-	-	-	(29)
Income available to common stockholders	$803	$751	$2,916	$3,421
Basic Earnings per common share	$0.23	$0.26	$0.84	$1.12
Diluted earnings per common share	$0.23	$0.25	$0.83	$1.10

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

For the Nine Months Ended September 30, 2005

			Capital			Capital			Accumulated
			Surplus			Surplus			Other
	Preferred Stock		Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2004	125	$	$1,250	2,884,876	$29	$18,601	$24,430	$(530)	$66	$43,846
Net income	-	-	-	-	-	-	3,450	-	-	3,450
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,159)	(1,159)
Preferred stock dividends	-	-	-	-	-	-	(29)	-	-	(29)
Repurchase of preferred stock	(125)	-	(1,250)	-	-	-	-	-	-	(1,250)
Other	-		-	606,096	6	6,173	-	(3)	-	6,176
BALANCE, September 30, 2005	-	$-	$-	3,490,972	$35	24,774	$27,851	$(533)	$(1,093)	$51,034

For the Nine Months Ended September 30, 2006
			Capital			Capital			Accumulated
			Surplus			Surplus			Other
	Preferred Stock		Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2005	-	$-	$-	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-	-	-	-	-	-	2,916	-	-	2,916
Other comprehensive loss	-	-	-	-	-	-	-	-	(274)	(274)
Issuance of common shares	-	-	-	38,485	-	483	-	-	-	483
Impact of share based compensation	-	-	-	66,710	1	227	-	(11)	-	217
BALANCE, September 30, 2006	-	$-	$-	3,602,640	$36	$25,818	$31,420	$(570)	$(1,750)	$54,954

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three months Ended September 30, 2006			For the Nine Months Ended September 30, 2006
	(unaudited)			(unaudited)
NET INCOME			$803			$2,916
OTHER COMPREHENSIVE INCOME (LOSS) -
Unrealized holding gains (losses) arising during the period, net of income taxes		$2,064			$(254)
Reclassification adjustment for (gains) losses included in net income, net of income taxes		(64)			160
Beginning balance of cash flow hedging instruments	$131			$563
Ending balance of cash flow hedging instruments	268			268
Change in market value before taxes	137			(295)
Deferred tax on cash flow hedging instrument	(49)			115
Gain (loss) on cash flow hedging instruments, net of tax		88			(180)
OTHER COMPREHENSIVE INCOME (LOSS)			2,088			(274)

COMPREHENSIVE INCOME			$2,891			$2,642

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	(unaudited)			(unaudited)
NET INCOME			$751			$3,450
OTHER COMPREHENSIVE INCOME (LOSS) -
Unrealized holding (losses) arising during the period, net of income taxes		$(962)			$(1,208)
Reclassification adjustment for losses included in net income, net of income taxes		-			49
Beginning balance of cash flow hedging instruments	$-			$-
Ending balance of cash flow hedging instruments	-			-
Change in market value before taxes	-	-		-	-
Deferred tax on cash flow hedging instrument	-			-
Gain (loss) on cash flow hedging instruments, net of tax		-			-
OTHER COMPREHENSIVE LOSS			(962)			(1,159)

COMPREHENSIVE (LOSS) INCOME			$(211)			$2,291

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30

(In thousands)

	2006	2005
OPERATING ACTIVITIES:	(unaudited)	(unaudited)
Net income	$2,916	$3,450
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	210	250
Depreciation and amortization	1,309	1,193
Amortization of intangible assets	741	935
Net amortization of premiums and discounts on investment securities and subordinated debentures	921	1,818
Proceeds from loans recovered	22	182
Change in interest receivable and other assets, net	(1,772)	(1,033)
Losses on disposals of bank premises and equipment, net	81	35
Net realized losses on sales of investment securities	258	67
Provision for deferred income taxes	207	494
Change in dividend distribution payable	(194)	(187)
Change in other liabilities, net	518	165
Originations of loans to be participated	(81,667)	(116,701)
Proceeds from participations of loans	81,667	116,701
Funding of originations of loans held for sale	(20,384)	(59,382)
Proceeds from sale of loans held for sale	17,562	84,062
Net cash provided by operating activities	2,395	32,049
INVESTING ACTIVITIES:
Purchase of Federal funds sold, net	(31,000)	(7,500)
Purchases of investment securities	(26,052)	(15,222)
Proceeds from sales of investment securities	39,154	2,572
Proceeds from maturities of investment securities	17,984	20,831
Purchases of Federal Reserve and Federal Home Loan Bank Stock	-	(5,341)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	788	6,869
Net decrease (increase) in participating interests in mortgage loans	82,380	(80,406)
Net increase in loans, excluding participating interests in mortgage loans	(28,117)	(19,685)
Additions to bank premises and equipment	(2,074)	(1,418)
Sales of bank premises and equipment	49	11
Proceeds from sale of insurance branch	305	-
Cash paid for acquisition of insurance subsidiary, net	(1,527)	-
Cash paid for insurance company earnout	(220)	(60)
Cash paid for insurance accounts	(197)	-
Net cash provided (used) by in investing activities	51,473	(99,349)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(39,185)	105,292
Net decrease in short-term borrowings	(6,904)	(26,668)
Repayments of Federal Home Loan Bank advances	(20,000)	(270,000)
Proceeds from Federal Home Loan Bank advances	-	260,000
Repayments of long-term borrowings	(1,682)	(713)
Proceeds from issuance of stock	-	5,839
Redemption of preferred stock	-	(1,250)
Payment of preferred stock dividends	-	(29)
Proceeds involving stock options and restricted stock, net	217	-
Other	-	337
Net cash (used) provided by financing activities	(67,554)	72,808
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,686)	5,508
CASH AND CASH EQUIVALENTS, beginning of period	28,824	11,881
CASH AND CASH EQUIVALENTS, end of period	$15,138	$17,389
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,566	$13,685
Income taxes paid	$713	$426

BNCCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

NOTE 1 – BNCCORP, Inc.

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc., and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 28 locations in Arizona, Colorado, Minnesota, North Dakota and Nevada, provides a broad range of banking, insurance, and wealth management services to individuals and small and mid-sized businesses.

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

The unaudited consolidated financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2006.

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

NOTE 5 – Earnings Per Share

Net Income per share was calculated as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Denominator for basic earnings per share:
Average common shares outstanding	3,523,470	3,478,792
Dilutive common stock options	42,323	40,095
Denominator for diluted earnings per share	3,565,793	3,518,887
Numerator: Net income attributable to common stockholders (in thousands)	$803	$2,916
Net income per share
Basic	$0.23	$0.84
Diluted	$0.23	$0.83

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Denominator for basic earnings per share:
Average common shares outstanding	2,932,588	3,054,125
Dilutive common stock options	59,696	50,829
Denominator for diluted earnings per share	2,992,284	3,104,954
Numerator: Net income attributable to common stockholders (in thousands)	$751	$3,421
Net income per share
Basic	$0.26	$1.12
Diluted	$0.25	$1.10

As of September 30, 2006 and 2005 options to purchase 55,800 and 57,450 shares, respectively were outstanding but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP’s common stock for the period.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended September 30 and the nine months ended September 30, unaudited (in thousands):

	Three months ended September 30, 2006
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income	$4,933	$56	$276	$(629)	$4,636	$18	$4,654
Other revenue-external customers	1,174	4,530	276	24	6,004	(78)	5,926
Segment profit (loss)	957	332	(100)	(386)	803	-	803
Segment assets	605,759	38,873	31,152	82,627	758,411	(82,432)	675,979
Efficiency Ratios	78.19%	88.14%	129.35%	(75.54)%	93.87%	-	90.09%

	Nine months ended September 30, 2006
			Wealth	Bank		Intersegment	Consolidated
	Banking	Insurance	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income	$15,133	$159	$784	$(1,877)	$14,199	$51	$14,250
Other revenue-external customers	2,831	14,290	965	65	18,151	(199)	17,952
Segment profit (loss)	2,755	1,592	(164)	(1,267)	2,916	-	2,916
Segment assets	605,759	38,873	31,152	82,267	758,411	(82,432)	675,979
Efficiency Ratios	77.73%	81.98%	115.21%	(70.64)%	89.97%	-	86.77%

NOTE 7 – Share-Based Compensation

The Company has three share based plans for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the 1995 Stock Incentive Plan, the aggregate number of options and shares granted can not exceed 250,000 shares. Under the 2002 Stock Incentive Plan, the aggregate number of shares can not exceed 125,000 shares. Under the 2006 Stock Incentive Plan, the aggregate number of shares can not exceed 200,000 shares. Pursuant to each plan, the compensation committee may grant options at prices equal to the fair value of the stock at the grant date.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company utilizes the Black-Scholes valuation model to determine the fair value of the stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company recognized share-based compensation expense of $87,536 for the three months ended September 30, 2006, and $210,925 for the nine months ended September 30, 2006. No stock options were granted during these periods.

At September 30, 2006, the Company had $1.2 million of unamortized restricted stock compensation. At December 31, 2005 the Company had approximately $627,000 of unamortized restricted stock compensation. Restricted shares of stock issued to employees in the third quarter of 2006 have vesting and amortization periods of at least three years. At September 30, 2006 and December 31, 2005, the company had approximately $3,000 and $12,000, respectively, of unrecognized share based compensation expense related to stock options.

Prior to January 1, 2006, the company accounted for the stock options under APB 25, accounting for employee share options at intrinsic value, which provided that no compensation expense was charged for options granted at an exercise price equal to market value of the stock on the grant date. If FAS 123R had been applied for the three and nine months ended September 30, 2005, the Company’s pro forma net income and earnings per share would have been as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(unaudited)	(unaudited)
Net income available to common stockholders	$751	$3,421
Add: total stock-based employee compensation expense included in reported net income, net of related tax effects	45	121
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(55)	(151)
Pro forma net income	$741	$3,391
Earnings per share:
Basic – as reported	$0.26	$1.12
Basic – pro forma	0.24	1.07
Diluted – as reported	0.25	1.10
Diluted – pro forma	0.24	1.05

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

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.00 percent. At September 30, 2006, the prime rate was 8.25 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At September 30, 2006, the fair value of the floor was $268,000, which was included in other assets. The change in net unrealized losses of $295,000 during the nine months ended September 30, 2006 for derivatives designated as a cash flow hedge is separately disclosed in the statement of changes in comprehensive income. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. The entire loss on the derivative was included in the assessment of the effectiveness.

NOTE 9 – Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at September 30, 2006 or December 31, 2005. The carrying amount of available-for-sale securities and their approximate fair values were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2006	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities	$10,999	$48	$(101)	$10,946
Collateralized mortgage obligations	164,232	30	(3,808)	160,454
State and municipal bonds	22,100	1,311	(13)	23,398
	$197,331	$1,389	$(3,922)	$194,798

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2005	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities	$8,586	$71	$(107)	$8,550
Collateralized mortgage obligations	176,065	37	(4,439)	171,663
State and municipal bonds	44,915	2,111	(54)	46,972
	$229,566	$2,219	$(4,600)	$227,185

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

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income was $803,000, or $0.23 per share on a diluted basis, for the quarter ended September 30, 2006. This compared with net income for the quarter ended September 30, 2005, of $751,000, or $0.25 per diluted share.

The higher earnings for the third quarter of 2006 primarily reflected increases in net interest income and non-interest income compared to the prior-year period. These increases were offset by a rise in non-interest expense largely due to the Company’s growth initiatives, resulting in income before taxes that is virtually the same for the two periods. Net income for the third quarter of 2006 also reflected a lower provision for income taxes than in the third quarter of 2005.

Net interest income for the third quarter of 2006 was $4.7 million, an increase of 4.0% from $4.5 million in the same period of 2005. The net interest margin increased to 3.06% for the quarter ended September 30, 2006, from 2.75% for the same period in 2005. The improved margin can be attributed to higher balances of loans held for investment, excluding participating interests in mortgage loans, and an increase in the interest earned on these assets. The net interest margin also benefited from reduced balances in high cost borrowings and brokered deposits, partially offset by higher rates paid on these liabilities. Overall, the Company’s total average interest earning assets and total average interest bearing liabilities were lower in the third quarter of 2006 compared to the same period in 2005. The decrease in interest earning assets was primarily related to a decline in participating interests in mortgage loans held for sale. The decrease in interest bearing liabilities was due to the decline in higher cost borrowings and brokered deposits, partially offset by an increase in core deposits.

Non-interest income increased by $214,000, or 3.8%, to $5.9 million for the 2006 third quarter from $5.7 million for third quarter of 2005. Within non-interest income, insurance agency revenues increased by 4.3%, or approximately $181,000, in the third quarter to $4.4 million compared to $4.3 million from the third quarter a year ago. Gains on sales of investment securities, which do not recur regularly, amounted to $103,000, and contributed to higher non-interest income in the third quarter of 2006. These increases were partially offset by a decline in brokerage revenue of $87,000 between periods, as a result of a decision to discontinue brokerage services in the Minnesota market. Overall, non-interest income represented 56.01% of gross revenues for the recent quarter, compared to 56.06% a year ago.

Non-interest expense increased by $399,000, or 4.4%, to $9.5 million for the third quarter of 2006 from $9.1 million in the same quarter of 2005. Increases in employee compensation and occupancy expenses of $354,000 can be primarily attributed to the Company’s growth initiatives.

In the third quarter of 2006 the Company’s estimated effective tax rate, and therefore its provision for income taxes, declined as a result of a higher ratio of nontaxable items to income before taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. For the first nine months of 2006, the Company reported net income of $2.9 million, or $0.83 per diluted share, compared to net income of $3.4 million, or $1.10 per diluted share for the first nine months of 2005.

Net interest income was $14.3 million for the first nine months of 2006, an increase of 9.9% from $13.0 million in the same period of 2005. The net interest margin increased to 3.05% for the nine months ended September 30, 2006, from 2.79% for the same period in 2005. The improved margin can be attributed to higher balances of loans held for investment, excluding participating interests in mortgage loans and an increase in the interest earned on these assets. The net interest margin was also improved by lower balances in high cost borrowings and brokered deposits, partially offset by the higher rates paid on these liabilities. Overall, the Company’s total average earning assets and total average interest bearing liabilities for the nine month periods ended September 30, 2006 and 2005 are relatively flat.

Non-interest income decreased by $1.5 million, or 7.6%, to $18.0 million for the nine months ended September 30, 2006, compared to $19.4 million for same period in 2005. Insurance agency revenues decreased by $669,000, or 4.6%, in the first nine months of 2006 to $14.0 million compared to $14.7 million from the same period a year ago. Insurance agency revenues, which may vary significantly from period to period, decreased primarily as a result of a lower level of contingency income received from insurance companies. The decrease in non-interest income in the first nine months of 2006 also reflected other items that do not recur on a regular basis. Loan fees decreased versus the 2005 period due to an extremely large transaction resulting in fees of approximately $800,000 last year. The Company incurred net losses on sales of securities aggregating $258,000 in the first three quarters of 2006. The proceeds from these sales were reinvested in higher-yielding assets or used to reduce high cost liabilities. Overall, non-interest income represented 55.8% of gross revenues for the first nine months of 2006, down from 60.0% a year ago.

Non-interest expense increased by $503,000, or 1.8%, to $27.9 million for the nine month period in 2006 from $27.4 million in the same period for 2005. Increases in employee compensation and occupancy expenses of $759,000 can be primarily attributed to the Company’s growth initiatives.

Net Interest Income. The following tables present average balances; interest earned or owed; associated yields on interest-earning assets and costs on interest-bearing liabilities for the three and nine-month periods ended September 30, 2006 and 2005, as well as the changes between the periods presented, unaudited, (amounts are in thousands):

	Three Months Ended September 30,
	2006			2005			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$38,940	$508	5.18%	$17,165	$148	3.42%	$21,775	$360	1.76%	(a)
Investments - Taxable	171,121	1,992	4.62%	188,692	1,880	3.95%	(17,571)	112	0.67%	(b)
Investments - Tax Exempt	34,845	398	4.53%	46,972	518	4.38%	(12,127)	(120)	0.15%	(c)
Loans held for sale	892	-	0.00%	2,329	-	0.00%	(1,437)	-	0.00%
Participating interests in mortgage loans	23,477	436	7.37%	81,717	1,192	5.79%	(58,240)	(756)	1.58%	(d)
Loans and leases held for investment excluding participating interests in mortgage loans	336,756	7,355	8.67%	311,461	6,010	7.66%	25,295	1,345	1.01%	(e)
Allowance for loan losses	(3,378)	-		(3,367)	-		(11)	-
Total interest-earning assets	$602,653	10,689	7.04%	$644,969	9,748	6.00%	$(42,316)	941	1.04%
Interest-bearing liabilities
Interest checking and money market accounts	$237,657	1,890	3.16%	$242,986	1,411	2.30%	$(5,329)	479	0.86%
Savings	8,132	16	0.78%	8,465	17	0.80%	(333)	(1)	-0.02%
Certificates of deposit under $100,000	156,718	1,762	4.46%	119,803	900	2.98%	36,915	862	1.48%	(f)
Certificates of deposit $100,000 and over	50,087	601	4.76%	94,285	1,014	4.27%	(44,198)	(413)	0.49%	(f)
Total interest-bearing deposits	452,594	4,269	3.74%	465,539	3,342	2.85%	(12,945)	927	0.89%
Short-term borrowings	14,239	173	4.82%	15,774	137	3.45%	(1,535)	36	1.37%	(g)
Federal Home Loan Bank advances	65,641	975	5.89%	90,426	1,131	4.96%	(24,785)	(156)	0.93%	(g)
Long-term borrowings	2,301	45	7.76%	9,371	142	6.01%	(7,070)	(97)	1.75%	(g)
Subordinated debentures	22,401	573	10.15%	22,306	520	9.25%	95	53	0.90%
Total borrowings	104,582	1,766	6.70%	137,877	1,930	5.55%	(33,295)	(164)	1.15%
Total interest-bearing liabilities	$557,176	6,035	4.30%	$603,416	5,272	3.47%	$(46,240)	763	0.83%
Net interest income/spread		$4,654	2.74%		$4,476	2.53%		$178	0.21%
Net interest margin			3.06%			2.75%			0.31%
Notation:
Noninterest-bearing deposits	$68,471	-		$68,497	-		$(26)	-
Total deposits	$521,065	$4,269	3.25%	$534,036	$3,342	2.48%	$(12,971)	$927	0.77%
Taxable equivalents:
Total interest-earning assets	$602,653	$10,894	7.17%	$644,969	$9,860	6.07%	$(42,316)	$1,034	1.10%
Net interest income/spread	-	$4,859	2.87%	-	$4,588	2.60%	-	$271	0.27%
Net interest margin	-	-	3.20%	-	-	2.82%	-	-	0.38%

(a)	The average balance of federal funds sold is higher in 2006. This relates to management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity.
(b)	The decrease in average investments were a result of management’s strategy to use the proceeds from matured or sold investments to pay down the higher cost borrowings and reinvest in loans.
(c)

The average balance of tax exempt investments has decreased due to sales. The tax equivalent yields of tax exempt securities were low relative to certain taxable securities. As a result, tax exempt securities were sold to reinvest in shorter term taxable securities.

(d)

Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on the loans and are repaid when the mortgage banker sells the loans. Our balance will vary depending on the level of originations and the timing of sales by the mortgage banking entity.

(e)

Loans and leases held for investment, excluding participating interests in mortgage loans held for sale, continue to increase as the Company continues to improve its ability to generate loans and its lending limit increases.

(f)

The average balance of deposits has declined as a result of managements’ decision to let higher cost brokered and national CD’s mature. We have also grown, or maintained, the balance of other core deposit accounts.

(g)	The average balance of borrowings are lower because we have used liquid assets and proceeds from matured, and sold, investments to pay down higher cost borrowings.

	Nine Months Ended September 30,
	2006			2005			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$42,970	$1,543	4.80%	$5,776	$148	3.43%	$37,194	$1,395	1.37%	(a)
Investments - Taxable	175,699	6,027	4.59%	197,059	6,073	4.12%	(21,360)	(46)	0.47%	(b)
Investments - Tax Exempt	40,835	1,376	4.51%	42,337	1,424	4.50%	(1,502)	(48)	0.01%	(c)
Loans held for sale	917	-	0.00%	26,133	738	3.78%	(25,216)	(738)	-3.78%
Participating interests in mortgage loans	33,093	1,703	6.88%	-52,364	-2,313	5.91%	(19,271)	(610)	0.970%	(d)
Loans and leases held for investment excluding participating interests in mortgage loans	333,750	21,071	8.44%	301,614	16,373	7.26%	32,136	4,698	1.18%	(e)
Allowance for loan losses	(3,311)	-		(3,433)	-		122	-
Total interest-earning assets	$623,953	31,720	6.80%	$621,850	27,069	5.82%	$2,103	4,651	0.98%
Interest-bearing liabilities
Interest checking and money market accounts	$244,059	5,313	2.91%	$224,216	3,165	1.89%	$19,843	2,148	1.02%
Savings	8,350	49	0.78%	7,832	47	0.80%	518	2	-0.02%
Certificates of deposit under $100,000	151,728	4,718	4.16%	108,124	2,394	2.96%	43,604	2,324	1.20%	(f)
Certificates of deposit $100,000 and over	56,649	1,913	4.51%	84,072	2,457	3.91%	(27,423)	(544)	0.60%	(f)
Total interest-bearing deposits	460,786	11,993	3.48%	424,244	8,063	2.54%	36,542	3,930	0.94%
Short-term borrowings	15,999	564	4.71%	27,320	621	3.04%	(11,321)	(57)	1.67%	(g)
Federal Home Loan Bank advances	76,680	3,064	5.34%	101,262	3,532	4.66%	(24,582)	(468)	0.68%	(g)
Long-term borrowings	3,066	170	7.41%	9,607	395	5.50%	(6,541)	(225)	1.91%	(g)
Subordinated debentures	22,432	1,679	10.01%	22,319	1,496	8.96%	113	183	1.05%
Total borrowings	118,177	5,477	6.20%	160,508	6,044	5.03%	(42,331)	(567)	1.17%
Total interest-bearing liabilities	$578,963	17,470	4.03%	$584,752	14,107	3.23%	$(5,789)	3,363	0.80%
Net interest income/spread		$14,250	2.77%		$12,962	2.59%		$1,288	0.18%
Net interest margin			3.05%			2.79%			0.26%
Notation:
Noninterest-bearing deposits	$68,363	-		$64,052	-		$4,311	-
Total deposits	$529,149	$11,993	3.03%	$488,296	$8,063	2.21%	$40,853	$3,930	0.82%
Taxable equivalents:
Total interest-earning assets	$623,953	$32,429	6.95%	$621,850	$27,803	5.98%	$2,103	$4,626	0.97%
Net interest income/spread	-	$14,959	2.92%	-	$13,696	2.75%	-	$1,263	0.17%
Net interest margin	-	-	3.21%	-	-	2.94%	-	-	0.27%

(a)	The average balance of federal funds sold is higher in 2006. This relates to management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity.
(b)	The decrease in average investments were a result of management’s strategy to use the proceeds from matured or sold investments to pay down the higher cost borrowings and reinvest in loans.
(c)

The average balance of tax exempt investments has decreased due to sales. The tax equivalent yields of tax exempt securities were low relative to certain taxable securities. As a result tax exempt securities were sold to reinvest in shorter taxable securities.

(d)

Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on the loans and are repaid when the mortgage banker sells the loans. Our balance will vary depending on the level of originations and the timing of sales by the mortgage banking entity.

(e)

Loans and leases held for investment, excluding participating interests in mortgage loans held for sale, continue to increase as the Company continues to improve its ability to generate loans and its lending limit increases.

(f)

The average balance of certificates of deposit 100,000 and over has declined as a result of managements’ decision to let higher cost brokered and national CD’s mature. We have also grown, or maintained, the balance of other core deposit accounts.

(g)	The average balance of borrowings are lower because we have used liquid assets and proceeds from matured, and sold, investments to pay down higher cost borrowings.

Noninterest Income. The following table presents the major categories of our noninterest income for the three and nine month periods ended September 30, 2006 and 2005 (amounts are in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Noninterest Income	2006	2005	$	%	2006	2005	$	%
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Insurance commissions	$4,443	$4,262	$181	4%	$14,030	$14,699	$(669)	(5)%	(a)
Fees on loans	584	748	(164)	(22)%	1,761	2,529	(768)	(30)%	(b)
Net gain (loss) on sales of securities	103	-	103	N/M %	(258)	(67)	(191)	(285)%	(c)
Trust and financial services	195	162	33	20%	613	455	158	35%	(d)
Service charges	177	212	(35)	(17)%	540	607	(67)	(11)%
Brokerage income	25	112	(87)	(78)%	215	286	(71)	(25)%	(e)
Other	399	216	183	85%	1,051	911	140	15%	(f)
Total noninterest income	$5,926	$5,712	$214	4%	$17,952	$19,420	$(1,468)	(8)%
Noninterest income as a percent of gross revenues	56.01%	56.06%			55.75%	59.97%

(a)

The insurance commissions in the third quarter are higher than 2005 because of acquisitions made in 2006. Year-to-date, insurance revenues were down as a result of a decrease in contingency income received from insurance companies.

(b)

Fees on loans will vary depending on the volume of participations sold each period. Year-to-date, the decrease is attributable to a large commercial real estate transaction consummated in the first quarter of 2005. The fees on this transaction were approximately $800,000. These types of transactions do not recur on a regular basis.

(c)

Gains and/or losses on sales of investment securities vary from period to period depending on the nature of securities transactions. In 2006, proceeds from sales are being used to reduce higher cost borrowings and reinvest in higher earning assets.

(d)	Trust and financial services income increased due to increased trust assets under management.
(e)	Brokerage revenue decreased because brokerage services in the Minnesota market have been discontinued.
(f)	Other income increased due to an increase in misc. banking services fee income.

Noninterest Expense. The following table presents the major categories of our noninterest expense for the three and nine month periods ended September 30, 2006 and 2005 (amounts are in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Noninterest Expense	2006	2005	$	%	2006	2005	$	%
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Salaries and employee benefits	$5,862	$5,525	$337	6%	$17,243	$16,664	$579	3%	(a)
Occupancy	776	759	17	2%	2,414	2,234	180	8%	(b)
Depreciation and amortization	451	388	63	16%	1,309	1,193	116	10%
Professional services	462	582	(120)	(21)%	1,315	1,609	(294)	(18)%	(c)
Office supplies, telephone and postage	384	344	40	12%	1,127	1,062	65	6%
Marketing and promotion	273	245	28	11%	805	725	80	11%
Amortization of intangible assets	270	279	(9)	(3)%	741	935	(194)	(21)%	(d)
FDIC and other assessments	45	57	(12)	(21)%	140	167	(27)	(16)%
Other	1,008	953	55	6%	2,848	2,850	(2)	0%
Total noninterest expense	$9,531	$9,132	$399	4%	$27,942	$27,439	$503	2%
Efficiency ratio	90.09%	89.63%			86.78%	84.73%

(a)	Salary and benefit expenses are higher due to the addition of senior management personnel and other employees associated with our growth initiatives.
(b)	Occupancy costs are higher due to our growth initiatives.
(c)	Professional service fees are lower in 2006 because legal fees have been reduced as a result of the successful conclusion of a legal proceeding in early 2006.
(d)	In 2006 certain intangible assets became fully amortized.

Income Tax Provision. Our provision for income taxes for the quarter ended September 30, 2006 was $246,000 as compared to $305,000 the same period in 2005. The estimated effective tax rates for the three-month periods ended September 30, 2006 and 2005 were 23.5% and 28.8%, respectively. The effective tax rate was lower in the third quarter of 2006 because the estimated annual ratio of nontaxable items to income before taxes was higher than in 2005.The provision for income taxes for the nine-month period ended September 30, 2006 and 2005 was $1,134 and $1,243, respectively. The estimated effective tax rates for the nine-month periods ended September 30, 2006 and 2005 were 28.0% and 26.5%, respectively.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets. Total assets were $676.0 million at September 30, 2006, declining from $740.0 million at December 31, 2005. This was primarily due to the $82.4 million decrease in participating interests in mortgage loans, which vary according to the volume of mortgage loans originated by the Company’s mortgage banking counterparty. Total loans held for investment at September 30, 2006 were $357.4 million compared to $411.7 million at December 31, 2005. However, loans held for investment increased to $338.4 million at September 30, 2006, from $310.4 million at December 31, 2005, if participating interests in mortgage loans are excluded. Investment securities available for sale declined to $194.8 million at September 30, 2006, compared to $227.2 million at December 31, 2005, as a result of the Company’s asset-liability management strategies.

The following table presents our assets by category as of September 30, 2006 and December 31, 2005, as well as the amount and percent of change between the two dates (amounts are in thousands):

	September 30,	December 31,	Change
Assets	2006	2005	$	%
	(unaudited)
Cash and due from banks	$15,138	$28,824	$(13,686)	(47)%	(a)
Federal funds sold	31,000	-	31,000	100%	(b)
Investment securities available for sale	194,798	227,185	(32,387)	(14)%	(c)
Federal Reserve Bank and Federal Home Loan Bank stock	5,003	5,791	(788)	(14)%
Loans held for sale	3,088	266	2,822	1,061%
Participating interests in mortgage loans	18,956	101,336	(82,380)	(81)%	(d)
Loans and leases held for investment, net	335,065	307,180	27,885	9%
Premises and equipment, net	24,185	23,514	671	3%
Interest receivable	3,155	3,330	(175)	(5)%
Other assets	15,469	13,851	1,618	12%	(e)
Goodwill	22,744	21,839	905	4%
Other intangible assets, net	7,378	6,900	478	7%
Total assets	$675,979	$740,016	$(64,037)	(9)%

(a)	These balances typically vary significantly on a daily basis. The higher balance at December 31, 2005 is attributable to large cash wires received late on that day.
(b)

The balance of fed funds sold is higher in 2006 as a result of management’s decision to shorten the duration of investments due to the flat yield curve and maintain liquidity in order to have the ability to repay higher cost liabilities.

(c)	The decrease in investments was the result of management’s decision to use the proceeds from matured or sold investments to pay down higher cost borrowings and reinvest in loans.
(d)

Participating interests in mortgage loans are collateralized by a portfolio of mortgage loans owned by a mortgage banking entity. We advance funds to the mortgage banking entity when they close on loans and are repaid whenever the mortgage banking entity sells loans. Our investment in the participation will vary depending on the volume of business at the mortgage banking entity.

(e)	Other assets have increased at September 30, 2006 compared to December 31, 2005 due to higher earnings on bank owned life insurance and higher prepaid expenses.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three and nine month periods ending September 30, 2006 and 2005 (amounts are in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Balance, beginning of period	$3,387	$3,538	$3,188	$3,335
Provision for credit losses	-	-	210	250
Loans charged off	(15)	(358)	(46)	(555)
Loans recovered	2	32	22	182
Balance, end of period	$3,374	$3,212	$3,374	$3,212

	As of September 30,
	2006	2005
	(unaudited)	(unaudited)
Total loans held for investment	$357,395	$427,865
Loans held for investment, excluding participating interests in mortgage loans	$338,439	$312,944
Allowance for credit losses as a percentage of total loans held for investment	0.94%	0.75%
Allowance for credit losses as a percentage of total loans held for investment, excluding participating interests in mortgage loans	1.00%	1.03%

As of September 30, 2006, our allowance for credit losses was 0.94 percent of total loans held for investment compared to 0.77 percent as of December 31, 2005. Our allowance for credit losses was 1.00 percent of loans held for investment, excluding participating interests in mortgage loans, as of September 30, 2006 compared to 1.03 percent at December 31, 2005.

Net charge offs as a percentage of loans held for investment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ratio of net recoveries (charge-offs) to average total loans held for investment	(0.004)%	(0.083)%	(0.007)%	(0.105)%
Ratio of net recoveries(charge-offs) to average total loans held for investment, excluding participating interests in mortgage loans	(0.004)%	(0.105)%	(0.007)%	(0.124)%
Ratio of net recoveries(charge-offs) to average total loans held for investment, annualized	(0.016)%	(0.332)%	(0.009)%	(0.140)%
Ratio of net recoveries(charge-offs) to average total loans held for investment, excluding participating interests in mortgage loans, annualized	(0.017)%	(0.419)%	(0.010)%	(0.165)%

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

	September 30,	December 31,
	2006	2005
Nonperforming loans:	(unaudited)	(unaudited)
Nonaccrual loans	108	143
Total nonperforming loans	108	143
Total nonperforming assets	$108	$143
Allowance for credit losses	$3,374	$3,188

	September 30,	December 31,
	2006	2005
	(unaudited)	(unaudited)
Ratio of total nonperforming loans to total loans held for investment	0.03%	0.03%
Ratio of total nonperforming loans to total loans held for investment, excluding participating interests in mortgage loans	0.03%	0.05%
Ratio of total nonperforming assets to total assets	0.02%	0.02%
Ratio of allowance for credit losses to nonperforming loans	3,123%	2,229%

Nonaccrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

Other real estate owned and repossessed assets represent properties and other assets acquired through, or in lieu of, loan foreclosure. Such properties and assets are included in other assets in the consolidated balance sheets. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had $1,000 of other real estate owned and repossessed assets at September 30, 2006 and no other real estate owned and repossessed at December 31, 2005.

Liabilities. The following table presents our liabilities by category as of September 30, 2006 and December 31, 2005 as well as the amount and percent of change between the two dates (amounts are in thousands):

	September 30,	December 31,	Change
Liabilities	2006	2005	$	%
	(unaudited)
Deposits:
Noninterest-bearing	$63,316	$72,977	$(9,661)	(13)%	(a)
Interest-bearing -
Savings, interest checking and money market	253,762	260,807	(7,045)	(3)%
Time deposits $100,000 and over	46,274	71,287	(25,013)	(35)%	(b)
Other time deposits	146,253	143,719	2,534	2%	(b)
Short-term borrowings	14,512	21,416	(6,904)	(32)%	(c)
FHLB advances	62,200	82,200	(20,000)	(24)%	(c)
Long-term borrowings	2,167	3,850	(1,683)	(44)%	(c)
Guaranteed preferred beneficial interests in Company’s subordinated debentures	22,484	22,648	(164)	(1)%
Other liabilities	10,057	9,500	557	6%
Total liabilities	$621,025	$688,404	$(67,379)	(10)%

(a)	These accounts fluctuate daily due to the cash management activities of our customers, particularly our business customers.
(b)	The balances of deposits has declined as a result of managements’ decision to let higher cost brokered and national CD’s mature. We have also grown, or maintained, other core deposit accounts.
(c)	The balances of borrowings are lower because we have used liquid assets and proceeds from matured, and sold, investments to pay down higher cost borrowings.

Stockholders’ Equity. Our stockholders’ equity increased $3.3 million between December 31, 2005 and September 30, 2006. The increase to stockholder’s equity was a result of earnings and shares issued to facilitate an acquisition partially offset by an increase in deferred compensation.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, the amount and composition of off-balance-sheet items, and the amount of capital. As of September 30, 2006, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered “well-capitalized” under prompt corrective action provisions. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of September 30, 2006:

	Tier 1 Risk-	Total Risk-	Tier 1 Leverage
	Based Ratio	Based Ratio	Ratio
As of September 30, 2006
BNCCORP, consolidated	9.40%	10.83%	6.90%
BNC National Bank	10.38%	11.07%	7.62%

As of September 30, 2005
BNCCORP, consolidated	8.08%	9.72%	5.79%
BNC National Bank	9.63%	10.27%	6.90%

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

The following table sets forth a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):

	For the Nine Months Ended September 30,
Major Sources and (Uses) of Funds	2006	2005
	(unaudited)	(unaudited)
Net decrease (increase) in participating interest mortgage loans	$82,380	$(80,406)
Originations paid on loans to be participated	(81,667)	(116,701)
Proceeds received from participations of loans	81,667	116,701
Net (decrease) increase in deposits	(39,185)	105,292
Proceeds from sales of investment securities	39,154	2,572
Purchase of Federal funds sold, net	(31,000)	(7,500)
Net increase in loans, excluding participating interests in mortgage loans	(28,117)	(19,685)
Purchases of investment securities	(26,052)	(15,222)
Repayments of Federal Home Loan Bank Advances	(20,000)	(270,000)
Proceeds from Federal Home Loan Bank Advances	-	260,000
Originations of loans held for sale	(20,384)	(59,382)
Proceeds from sale of loans held for sale	17,562	(84,062)
Proceeds from maturities of investment securities	17,984	20,831
Net decrease in short-term borrowings	(6,904)	(26,668)

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

As of September 30, 2006, the Bank had established federal funds purchase programs with three banks, totaling $17.5 million. At September 30, 2006, the Bank had purchased no federal funds under these programs. The federal funds purchase programs, if advanced upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

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

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their September 30, 2006 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its September 30, 2006 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at September 30, 2006 of 8.25 percent to 9.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. As the yield curve has inverted over the course of the past several months with short-term rates increasing more than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 1.63 percent. This is nearly 148bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly less than the record levels experienced during the 2003 lows in mortgage rates. The net interest income simulation results for the 12-month horizon is shown below:

Net Interest Income Simulation

(amounts are in thousands)

Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$17,118	$17,785	$18,486	$18,771	$18,906	$18,958	$18,747
Dollar change from unchanged scenario	$(1,653)	$(986)	$(285)	-	$135	$187	$(24)
Percentage change from unchanged scenario	(8.80)%	(5.25)%	(1.52)%	-	0.72%	1.00%	(0.13)%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of September 30, 2006 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

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

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to BNCCORP, is made known to the CEO and CFO by others within those entities, particularly during the period in which the applicable report is being prepared. Internal Controls are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Item 1. Legal Proceedings

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

BNCCORP, Inc.

Date:	November 3, 2006	By	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By	/s/ Timothy J. Franz
Timothy J. Franz
Chief Financial Officer