Form 10-K
period 2006-12-31
BNCCORP INC
filed 2007-03-28
CIK 945434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-26290

BNCCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware		45-0402816
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

322 East Main Avenue, Bismarck, North Dakota	58501	(701)-250-3040
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.

☐ YES	☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ YES	☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☒ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).

☐ YES	☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $37,612,946.

The number of shares of the Registrant’s common stock outstanding on March 7, 2007 was 3,600,567.

Documents incorporated by reference. Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III hereof.

PART I

The discussions contained in this Annual Report on Form 10-K which are not historical in nature may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve risks and uncertainties. We caution readers that these forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and expenses of the Company are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors. These factors include, but are not limited to: risks of loans and investments, including dependence on local and regional economic conditions; competition for our customers from other providers of financial services; possible adverse effects of changes in interest rates, including the effects of such changes on derivative contracts and associated accounting consequences; risks associated with our acquisition and growth strategies; and other risks which are difficult to predict and many of which are beyond our control. For a discussion of some of the additional factors that might cause such differences, see Item 1. Business “–Factors That May Affect Future Results of Operations.”

We refer to “we,” “our,” “BNC” or the “Company” when such reference includes BNCCORP, Inc. and its consolidated subsidiaries, collectively; “BNCCORP” when referring only to BNCCORP, Inc.; “the Bank” when referring only to BNC National Bank; “BNC Insurance “ when referring only to BNC Insurance Services Inc.; and “BNC AMI” when referring only to BNC Asset Management, Inc.

Item 1. Business

General

BNCCORP is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Bismarck, North Dakota. BNCCORP operates 28 locations in Arizona, Minnesota, North Dakota, Colorado and Nevada through its subsidiary, BNC National Bank. We provide a range of financial products and services to businesses and consumers within the communities we serve. The Company also provides an array of insurance, brokerage and trust and financial services through the Bank, BNC Insurance and the Bank’s wealth management division.

We began operations in North Dakota in 1987 relying on local banking relationships with small and mid-sized businesses, professionals and consumers. Our vision is to expand our business into attractive markets that complement the North Dakota base. To achieve this vision, we became a public company in 1995 and established operations in Minnesota and Arizona in 1996 and 2001, respectively.

We will continue to emphasize organic growth by focusing on increasing our market share within the market areas we now serve. Acquisitions and de novo branches may also be an important role in our strategy when we believe new opportunities complement our existing businesses. We will also consider divesting certain parts of our business when we believe it will enhance shareholder value.

At December 31, 2006, we had total assets of $692.3 million, total loans held for sale of $1.7 million, total loans held for investment of $390.1 million and total deposits of $529.3 million.

•

Banking – The Bank is a nationally chartered bank headquartered in Phoenix, Arizona. Through the Bank we provide banking products and services to small and mid-sized businesses, business owners, professionals and consumers in Arizona, Minnesota and North Dakota. As of December 31, 2006, the Bank has four locations in Arizona with loans and deposits of $135.2 and $140.9 million, respectively. The Bank also has four locations in Minnesota with loans and deposits of $116.8 and $95.2 million, respectively. The Bank also has twelve locations in North Dakota with loans and deposits of $138.7 and $293.0 million, respectively.

•

Insurance – Through BNC Insurance, we provide a full range of insurance services in offices located in Phoenix, Tucson, Prescott Valley and Cottonwood, Arizona; Bismarck, Mandan and Linton, North Dakota; Englewood, Colorado; and Las Vegas, Nevada. For the year ended December 31, 2006 we have insurance revenue of $18.3 million.

•

Wealth Management – We provide a variety of financial services including, trust, asset management, financial planning, estate planning, estate administration, tax planning, payroll services, employee benefit plan design and employee plan administration. We also offer retirement accounts and prepare tax returns.

Operating Strategy

We provide relationship-based banking and financial services to small and mid-sized businesses, business owners, professionals and consumers in our primary market areas of Arizona, Minnesota and North Dakota. Our goal is to serve as a one-stop financial services provider for our customers by offering traditional bank products and services, insurance and wealth management services. Key elements of our operating strategy are:

•	Emphasize individualized, high-level customer service.
•	Provide diversified products and services.
•	Expand into high growth markets.
•	Manage credit risk.

Core Businesses

As of December 31, 2006, BNCCORP had three core businesses: banking, insurance and wealth management services.

Banking

BNC National Bank operates 20 banking branch offices in Arizona, Minnesota and North Dakota. The Bank’s primary focus is serving small and mid-size businesses.

The banking segment’s loans primarily consist of commercial and industrial loans, real estate mortgage and construction loans, agricultural loans, consumer loans and lease financing, along with our mortgage loan financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by mortgage banking counterparties. In allocating our assets among loans, investments and other earning assets, we attempt to maximize return while managing risk at acceptable levels. Our primary lending focus is on commercial loans and owner-occupied real estate loans to small and mid-sized businesses and professionals. We offer a broad range of commercial and consumer lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage and construction loans, consumer loans and equipment financing. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, size and maturity of the loans, underwriting and servicing costs, the extent of other banking relationships maintained with customers and the Bank’s cost of funds. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Each of our bank branches offers a range of depository products, including checking, savings and money market deposits and certificates of deposit. Our Wealthbuilder family of interest checking and money market deposit accounts continues to be popular. These are competitively priced floating rate accounts with rates variable at our discretion. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, the nature of other banking relationships with the depositor, the current interest rate environment and rates paid by competitors on similar deposits. The Bank also offers customer repurchase agreements to acquire funds from customers where the customers require or desire to have their funds supported by collateral consisting of investment securities of the Bank.

The Bank also accepts brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when management believes such transactions are beneficial to the Bank. Additionally, through the Certificate of Deposit Account Registry Service SM (CDARSSM), the Bank can place large customer deposits into smaller denomination (fully FDIC-insured) certificates of deposit at multiple institutions. This provides the Bank’s large deposit customers with FDIC insurance on their entire balances (up to $30.0 million) and the convenience of managing their certificates of deposit investments through a single bank relationship. We had $57.4 million of such deposits at December 31, 2006.

Our banking segment also offers services such as debit cards, MasterCard and Visa merchant deposit services and, in some markets, safe deposit, lockbox and messenger services.

Insurance

Our insurance subsidiary, BNC Insurance Services, Inc. is an independent insurance agency representing many of the nation’s leading insurance carriers.

BNC Insurance Services, d/b/a Milne & BNC Insurance, serves local, regional and national businesses. Its clients range from large, established companies with hundreds of millions in sales to emerging businesses with growing needs. It serves clients in nearly every industry, including construction, real estate development, manufacturing, distribution and wholesale, professionals, government, financial institutions, retail, and service industries. The only industry in which BNC Insurance has a concentration (defined as 35% of commissions or more) is the construction industry in the Arizona market. This customer base includes general contractors and commercial trade contractors.

BNC Insurance can provide a full range of services from the self-insured multinational client to the local sole proprietor. BNC Insurance provides a wide array of products and services, including but not limited to:

Business insurance - such as property, liability, fleet auto, workers’ compensation, errors and omissions, directors and officers, employment practices, crime and employee dishonesty, umbrella and excess, boiler and machinery, surety and bonds, flood and earthquake.

Risk management - such as risk and loss control services, risk transfer analysis, risk consulting, risk management program design and implementation.

Group benefits insurance - such as health, life, dental, disability, 401(k)s and SEPs, prepaid legal, key man protection, buy/sell protection, estate and business continuation.

Association and affinity group insurance programs - such as group auto and homeowners benefit plans, product liability programs, workers’ compensation groups, self-insured pools, risk retention groups, captive and rent-a-captive operations.

Personal lines - such as homeowners and renters, personal articles floater, automobile, watercraft, aircraft, flood and earthquake, umbrella and life.

The insurance segment will typically have its strongest performance in the first quarter of each fiscal year as contingency payments from insurance carriers are generally received during that quarter.

On March 14, 2007, the Company entered into a purchase and sale agreement to sell assets of its insurance agency operations. See Note 2 to the Consolidated Financial Statements, included under Item 8, for more information.

Wealth Management

The Bank’s trust and financial services divisions provide customers with an extensive complement of financial services options. The trust and financial services divisions, presently operating primarily out of Minneapolis and Bismarck, provide trust, financial, business, estate and tax planning, estate administration, agency accounts, payroll services, accounting services, employee benefit plan design and administration, individual retirement accounts (“IRAs”), individual custodial self-directed IRAs, asset management and tax preparation. The Wealth Management operations also offer financial services alternatives such as securities trading, investment management of institutional and individual accounts, mutual funds and annuities.

Revenues from external customers, measures of profit and/or loss and total assets for each of the segments listed above are presented in Note 16 to the Consolidated Financial Statements included under Item 8 of Part II.

Market Areas

We operate primarily in three distinct markets: Arizona; Minnesota; and North Dakota. While these areas have very different fundamentals, we believe each enjoys a solid economic base and presents long-term growth potential.

The Arizona market has been one of the fastest growing areas of the country in population and personal income for the past several years. We believe the housing sector’s strength is expected to continue due to the Phoenix metropolitan area’s large stretches of undeveloped land, new jobs and resort climate. Tourism, retirement and job creation in such industries as software and biotechnology are among the additional drivers of the economy, according to studies by the University of Arizona. Segments with significant operations in the Arizona market include banking and insurance.

The Twin Cities area is home to a large and growing population. The U.S. census estimates the area’s population will rise by more than 900,000 by 2030, driving business formation and residential construction over the long term. Key growth industries currently include electronics manufacturing, medical and healthcare, education and food processing. The banking and wealth management segments operate in the Twin Cities area.

Bismarck-Mandan (our largest market in North Dakota) is characterized by low unemployment and generally favorable economic conditions. Bismarck is not only the state capital, but also the trade and transportation hub for South Central North Dakota. The area is experiencing strong residential and commercial growth, and its diverse economic base includes energy, health care, agriculture and an expanding data processing/customer service component. Several national retail chains have opened new locations in the Bismarck-Mandan area during 2005 and 2006. The banking, insurance and wealth management services segments are all represented in the North Dakota market.

Individually, we believe each of our key markets presents strong potential demand for our range of financial services offerings. Together, we believe they provide attractive business opportunities and balance our exposure to regional economic cycles.

The following table presents total deposits and net loans outstanding at each of our major locations as of December 31, 2006 (in thousands):

Location	Total Deposits	Gross Loans Held for Investment Outstanding
North Dakota:
Bismarck	$161,287	$127,704
Crosby	19,602	183
Ellendale	11,562	604
Garrison	16,243	622
Kenmare	11,101	152
Linton	43,130	8,353
Stanley	19,989	1,030
Watford City	10,044	71
North Dakota Totals	292,958	138,719
Minnesota:
Golden Valley	33,584	6,885
Minneapolis	61,582	109,913
Minnesota Totals	95,166	116,798
Arizona:
Phoenix	42,072	57,392
Scottsdale	84,221	77,745
Tempe	14,637	91
Arizona Totals	140,930	135,228
Other Deposits:
Brokered and National market deposits	198	-
Total	$529,252	$390,745

Regional Community Banking Philosophy

In order to meet the demands of the increasingly competitive banking and financial services industries, we employ a regional community banking philosophy. This philosophy is based on our belief that banking and financial services clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services. With this philosophy we are better able to build successful and broadly based client relationships. The primary focus for our relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires all relationship managers maintain close ties to the communities in which they serve so they are able to capitalize on their efforts through expanded business opportunities. While client service decisions and day-to-day operations are maintained at each location, our broad base of financial services offers the advantage of affiliation with service providers who can provide extended products and services to our clients. Additionally, BNCCORP and the Bank provide centralized administrative functions, including credit and other policy development and review, internal audit and compliance services, investment management, data processing, accounting, loan servicing and other specialized support functions.

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

In order to compete with other financial services providers, the Bank and its subsidiaries rely on personal relationships established by officers, directors and employees with their customers, specialized services tailored to meet the needs of the communities served and cross selling efforts among the various segments within our organization. We believe that many of our competitors have emphasized retail banking and financial services for large companies, leaving the small and mid-sized business market underserved. This has allowed us to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of such businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and our future profitability will depend on our ability to continue to compete successfully in our market areas.

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

Primary Regulators

BNCCORP is a bank holding company registered under the BHCA, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). BNCCORP is required to file periodic reports with the Federal Reserve and such other reports as the Federal Reserve may require pursuant to the BHCA. The Bank is a national banking association and is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (“OCC”). Since the Federal Deposit Insurance Corporation (“FDIC”) insures the deposits of the Bank, the Bank is also subject to regulation and supervision by the FDIC. Additionally, the Bank is a member of the Federal Reserve System. Every state has a Department of Insurance that primarily acts as a consumer advocate. BNC Insurance as a company has an insurance resident license in Arizona, North Dakota, Minnesota, Nevada, and Colorado and a nonresident license in almost every other state. All insurance producers are licensed by the state.

If an agency should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a bank or bank holding company’s operations are unsatisfactory or that the bank or bank holding company or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the bank’s deposit insurance and/or revoke the bank’s charter or the bank holding company’s registration.

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

Transactions with Affiliates

Under Section 23A of the Federal Reserve Act, certain restrictions are placed on loans and other extensions of credit by the Bank to BNCCORP which is defined as an “affiliate” of the Bank under the Act. Section 23B of the Act places standards of fairness and reasonableness on other transaction of the Bank with its affiliates. The Federal Reserve’s Regulation W implements Sections 23A and 23B of the Act and codifies many previously issued Federal Reserve interpretations of those sections.

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

Capital Adequacy

The capital adequacy of BNCCORP and the Bank is monitored by the Federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Bank to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of the Bank, should the Bank become “undercapitalized” under capital guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources and Expenditures” included under Item 7 of Part II and Note 18 to the Consolidated Financial Statements included under Item 8 of Part II for further discussion regarding the capital status of BNCCORP and the Bank.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. At December 31, 2006, the Bank exceeded the required ratios for classification as well capitalized.

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

Dividend Restrictions

Dividends from bank subsidiaries often constitute a principal source of income to a bank holding company. Federal rules limit a bank’s ability to pay dividends to its parent bank holding company in excess of amounts generally equal to the bank’s net profits from the current year plus retained net profits for the preceding two years or if the payment would result in the bank being considered “undercapitalized” under regulatory capital guidelines. Bank regulatory agencies also have authority to prohibit a bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. At December 31, 2006 approximately $11.9 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2006 at approximately $0.0031 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Conservator and Receivership Powers

Federal banking regulators have broad authority to place depository institutions into conservator ship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. If the Bank were placed into conservator ship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, BNCCORP, as the sole stockholder of the Bank, would likely lose its investment in the Bank.

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

Changing Regulatory Structure

The Federal Reserve, OCC and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. The agencies’ authority has been expanded by Federal legislation in recent years. In addition, state banking authorities possess significant authority to address violations of their state’s banking laws by banks operating in their respective states by enforcement and other supervisory actions.

Employees

At December 31, 2006, we had 324 employees, including 308 full-time equivalent employees. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory. Approximate employees by segment were as follows as of December 31, 2006: banking, 173; insurance, 130; bank holding company, 5; and wealth management services, 16.

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

Changes in market interest rates can significantly impact our earnings. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and investment securities, rates paid on deposits and borrowings and the value of our derivative contracts and their associated impact on earnings. The relationship between the interest income received on loans and investment securities and interest expense paid on deposits and borrowings is known as net interest income. The level of net interest income can fluctuate given changes in market interest rates. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Item 1b. Unresolved Staff Comments

None

Item 2. Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The Bank owns the building. The principal office of the Bank is located at 2425 East Camelback Road, Phoenix, Arizona, which it is leasing. The Bank owns branch offices at 219 South 3rd Street and 801 East Century Avenue and an additional office building at 116 North 4th Street in Bismarck. The Bank also owns a branch office at 17045 North Scottsdale Road, Scottsdale, Arizona and 650 Douglas Drive, Golden Valley, Minnesota. It also owns its banking facilities in Crosby, Ellendale, Kenmare, Linton, Stanley and Watford City, North Dakota. The Bank has a property at 6515 East Grant Road in Tucson, Arizona. We anticipate construction of a banking branch at this location sometime in the future. The Bank also owns land in Shakopee, Minnesota and Glendale, Arizona and has a lease for land at Gilbert, Arizona.

The Bank’s facilities at 502 West Main Street (Mandan) and Garrison, North Dakota are leased. The facilities occupied by the Bank at 333 South Seventh Street, Minneapolis, Minnesota, and the Bank’s facilities at 640 South Mill Avenue, Tempe, Arizona, along with 2425 East Camelback Road, Phoenix, Arizona are also leased.

Milne & BNC Insurance occupies four locations in Arizona: 1750 East Glendale Avenue, Phoenix; 2400 East Highway 89A, Cottonwood; 6501 East Grant Road, Tucson; and 8101 East Florentine Road, Prescott Valley. They also occupy locations at 8310 South Valley Highway, Englewood, Colorado and 2532 Seascape Drive, Las Vegas, Nevada. The Bank owns the properties in Phoenix and Tucson and the remaining four facilities are presently leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BNCCORP’s common stock, $.01 par value (“Common Stock”), is traded on the Nasdaq Global Market under the symbol “BNCC.”

The following table lists the high and low sales prices of our Common Stock for the periods indicated as reported by the Nasdaq Global Market. The quotes reflect the high and low closing sales prices for our Common Stock as reported by the Nasdaq Global Market.

	2006		2005
Period	High	Low	High	Low
First Quarter	$14.00	$12.40	$16.91	$14.17
Second Quarter	13.35	12.60	15.22	13.69
Third Quarter	13.00	11.45	14.50	12.81
Fourth Quarter	13.49	11.81	13.40	11.91

On March 7, 2007, there were 93 record holders of the Company’s Common Stock as reported by the Company’s stock transfer agent and registrar, American Stock Transfer & Trust Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides aggregate information regarding grants under all equity compensation plans of the Company as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	65,000	0	292,351

Equity compensation plans not approved by security holders	-	-	-
Total	65,000	0	292,351

Performance Graph

The graph and corresponding table below compares the cumulative total stockholder return on BNC’s Common Stock for the last five years with the cumulative total return on the S&P 500 Index and the Nasdaq Bank Stock Index for the same period. The information in the performance graph is based on the assumption of a $100 investment in BNC’s Common Stock and each of the S&P 500 Index and the Nasdaq Bank Stock Index on December 31, 2001 and, for the two indices, the reinvestment of dividends.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

The Company	$100.00	$96.15	$249.73	$228.02	$175.14	$177.75
S & P 500 Index	100.00	77.91	100.25	111.14	116.60	135.00
Nasdaq Bank Stock Index	100.00	102.37	131.69	150.71	147.23	165.24

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 2006, 2005, 2004, 2003 and 2002 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the five years in the period ended December 31, 2006 were audited by KPMG LLP, independent registered public accountants. The financial data below should be read in conjunction with and is qualified by the Consolidated Financial Statements and the notes thereto included under Item 8. All data presented is from continuing operations as of and for all periods presented.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except share and per share data)
Income Statement Data:
Total interest income	$42,408	$37,264	$30,141	$28,646	$31,818
Total interest expense	23,606	19,716	14,100	15,268	18,736
Net interest income	18,802	17,548	16,041	13,378	13,082
Provision for credit losses	210	250	175	1,475	1,202
Non-interest income	23,791	24,883	23,450	20,812	16,296
Non-interest expense	37,595	36,702	34,768	27,290	25,329
Income tax provision	1,167	1,376	1,144	1,581	822
Income from continuing operations	$3,621	$4,103	$3,404	$3,844	$2,025
Balance Sheet Data: (at end of period)
Total assets	$692,276	$740,016	$673,710	$621,477	$602,228
Investments	182,974	227,185	235,916	262,568	208,072
Federal Funds Sold	24,000	-	-	-	-
Federal Reserve Bank and Federal Home Loan Bank stock	5,003	5,791	7,541	7,596	7,071
Loans held for sale	1,669	266	25,683	245	-
Participating interests in mortgage loans	56,125	101,336	34,515	-	-
Loans held for investment, net of unearned income	333,934	310,368	293,814	283,310	335,794
Allowance for credit losses	(3,370)	(3,188)	(3,335)	(4,763)	(5,006)
Total deposits	529,252	548,790	455,343	395,942	398,245
Short-term borrowings	9,709	21,416	33,697	31,833	28,120
Federal Home Loan Bank advances	62,200	82,200	97,200	112,200	97,200
Long-term borrowings	1,167	3,850	10,079	8,640	8,561
Guaranteed preferred beneficial interests in Company’s subordinated debentures	22,711	22,648	22,509	22,397	22,326
Common stockholders’ equity	55,602	51,612	42,596	38,686	36,223
Book value per common share	$15.44	$14.97	$14.77	$14.07	$13.41
Tangible book value per common share	$7.15	$6.63	$4.42	$5.54	$5.60
Earnings Performance / Share Data :
Return on average total assets	0.51%	0.57%	0.54%	0.64%	0.36%
Return on average common stockholders’ equity	6.83%	8.84%	8.01%	9.92%	5.77%
Net interest margin	3.04%	2.79%	2.86%	2.47%	2.51%
Net interest spread	2.73%	2.58%	2.72%	2.29%	2.29%
Basic earnings per common share	$1.04	$1.36	$1.18	$1.38	$0.74
Diluted earnings per common share	$1.03	$1.34	$1.14	$1.35	$0.74
Cash dividends per common share	$-	$-	$-	$-	$-
Average common shares outstanding	3,473,670	2,988,440	2,813,531	2,705,602	2,611,629
Average common and common equivalent shares	3,514,709	3,048,139	2,896,241	2,764,816	2,628,798
Shares outstanding at year end	3,600,467	3,447,945	2,884,876	2,749,196	2,700,929
Balance Sheet and Other Key Ratios :
Nonperforming assets to total assets	0.01%	0.02%	0.08%	1.28%	1.27%
Nonperforming loans to total loans held for investment	0.03%	0.03%	0.17%	2.81%	2.27%
Net loan charge-offs to average total loans held for investment	(0.008)%	(0.108)%	(0.580)%	(0.560)%	(0.170)%
Allowance for credit losses to total loans held for investment	0.86%	0.77%	1.14%	1.68%	1.49%
Allowance for credit losses to total nonperforming loans	3,304%	2,229%	607%	60%	66%
Average common stockholders’ equity to average total assets	7.52%	6.46%	6.50%	6.25%	5.93%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table summarizes income from continuing operations, net income and basic and diluted earnings per share for the 12 months ended December 31 (amounts in thousands):

	2006	2005	2004
Net income	$3,621	$4,103	$3,404
Basic earnings per common share	1.04	1.36	1.18
Diluted earnings per common share	1.03	1.34	1.14

Highlights. The following information highlights key developments during 2006:

•	2006 net income was $3.6 million ($1.03 per share on a diluted basis) compared with $4.1 million ($1.34 per share) for 2005;
•	Net interest income for 2006 rose $1.3 million to $18.8 million compared with $17.5 million in 2005;
•	Net interest margin increased to 3.04% in 2006 from 2.79% in 2005;
•	Non-interest income decreased $1.1 million to $23.8 million compared with $24.9 million in 2005;
•	Non-interest expense rose 2.4 percent to $37.6 million in 2006 compared with $36.7 million in 2005;
•	Loans and leases held for investment, excluding participating interests, increased $23.6 million in 2006, to $333.9 million;
•	Participating interests in mortgage loans declined by $45.2 million to $56.1 million during 2006;
•	Nonperforming assets were $102,000 as of December 31, 2006, representing 0.01% of total assets;
•	Total deposits decreased to $529.2 million at December 31, 2006 from $548.8 million at December 31, 2005;
•	Core deposits grew by $16.5 million in 2006 while brokered and national deposits declined by $36.0 million;
•	Borrowings declined by $34.4 million in 2006;
•	Trust and financial services fees increased by 34.8% in 2006;
•	Assets under administration increased by 17.6% in 2006;
•	Investment in new bank branches in Arizona continues; and
•	Insurance agency profits remain steady.

The Banking segment increased net interest income significantly as core loans and deposits grew at a healthy rate. Credit quality remained excellent. Fees generated by wealth management increased as assets under management continued to grow. The insurance agency continued to post profits.

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

Analysis of Changes in Net Interest Income

				For the Years ended December 31,
	2006			2005				2004
	Average balance	Interest earned or owed	Average yield or cost	Average balance	Interest earned or owed	Average yield or cost	Average balance	Interest earned or owed	Average yield or cost
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Assets
Federal funds sold/interest-bearing due from	$42,262	$2,069	4.90%	$8,151	$304	3.73%	$495	$8	1.62%
Taxable investments	174,995	8,044	4.60%	192,990	7,949	4.12%	236,854	9,664	4.08%
Tax-exempt investments	36,249	1,644	4.54%	43,494	1,942	4.46%	34,538	1,604	4.64%
Loans held for sale	1,088	-	0.00%	20,073	738	3.68%	6,976	272	3.90%
Participating interests in mortgage loans	33,180	2,344	7.06%	63,493	3,814	6.01%	8,842	446	5.04%
Loans and leases held for investment	334,058	28,307	8.47%	305,074	22,517	7.38%	276,653	18,147	6.56%
Allowance for credit losses	(3,326)	-		(3,377)	-		(3,757)	-
Total interest-earning assets	618,506	42,408	6.86%	629,898	37,264	5.92%	560,601	30,141	5.38%
Noninterest-earning assets:
Cash and due from banks	14,808			15,476			11,938
Other	71,544			68,508			63,600
Total assets	$704,858			$713,882			$636,139

Liabilities and Stockholders’ Equity
Deposits:
Interest checking and money market accounts	$246,476	7,440	3.02%	$236,832	5,036	2.13%	$198,992	2,130	1.07%
Savings	8,398	66	0.79%	7,935	63	0.79%	6,695	47	0.70%
Certificates of deposit:	-
Under $100,000	150,194	6,440	4.29%	114,157	3,547	3.11%	95,509	2,439	2.55%
$100,000 and over	54,155	2,499	4.61%	79,977	3,196	4.00%	58,625	1,916	3.27%
Total interest-bearing deposits	459,223	16,445	3.58%	438,901	11,842	2.70%	359,821	6,532	1.82%
Borrowings:
Short-term borrowings	14,480	685	4.73%	24,001	757	3.15%	29,663	519	1.75%
FHLB advances	73,060	4,020	5.50%	96,997	4,613	4.76%	109,195	4,898	4.49%
Long-term borrowings	2,659	201	7.56%	8,316	468	5.63%	9,371	393	4.19%
Subordinated debentures	22,458	2,255	10.04%	22,358	2,036	9.11%	22,239	1,758	7.91%
Total interest-bearing liabilities	571,880	23,606	4.13%	590,573	19,716	3.34%	530,289	14,100	2.66%
Noninterest-bearing demand accounts	68,743			65,707			52,822
Total deposits and interest-bearing liabilities	640,623			656,280			583,111
Other noninterest-bearing liabilities	11,223			11,132			10,551
Total liabilities	651,846			667,412			593,662
Stockholders’ equity	53,012			46,470			42,477
Total liabilities and stockholders’ equity	$704,858			$713,882			$636,139
Net interest income		$18,802			$17,548			$16,041

Net interest spread			2.73%			2.58%			2.72%
Net interest margin			3.04%			2.79%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.15%			106.66%			105.72%

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

Analysis of Changes in Net Interest Income
	For the Years Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
	Change Due to			Change Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earned on Interest-Earning Assets
Federal funds sold/interest-bearing due from	$1,642	$123	$1,765	$273	$23	$296
Taxable investments	(389)	484	95	(1,808)	93	(1,715)
Tax-exempt investments	(329)	31	(298)	397	(59)	338
Loans held for sale	(359)	(379)	(738)	482	(15)	467
Participating interests in mortgage loans	(2,329)	859	(1,470)	3,267	100	3,367
Loans and leases held for investment	2,263	3,527	5,790	1,969	2,401	4,370
Total increase (decrease) in interest income	499	4,645	5,144	4,580	2,543	7,123
Interest Expense on Interest-Bearing Liabilities
Interest checking and money market accounts	213	2,191	2,404	470	2,436	2,906
Savings	4	(1)	3	9	7	16
Certificates of Deposit:
Under $100,000	1,313	1,580	2,893	525	583	1,108
$100,000 and over	(1,339)	642	(697)	794	486	1,280
Short-term borrowings	277	(349)	(72)	(74)	312	238
FHLB advances	(1,630)	1,037	(593)	(619)	334	(285)
Long-term borrowings	(539)	272	(267)	(37)	112	75
Subordinated debentures	9	210	219	9	269	278
Total increase (decrease) in interest expense	(1,692)	5,582	3,890	1,077	4,539	5,616
Increase (decrease) in net interest income	$2,191	$(937)	$1,254	$3,503	$(1,996)	$1,507

Year ended December 31, 2006 compared to year ended December 31, 2005.

Net interest income was $18.8 million in 2006 an increase of $1.3 million, or 7.1%, from $17.5 million in 2005. The net interest margin increased to 3.04% for the twelve months ended December 31, 2006, from 2.79% in 2005.

Net interest income, and net interest margin, improved due to management’s strategy to invest in higher yielding assets when permitted; and pay down high cost borrowings and deposits as they matured. Higher balances of federal funds sold and loans and leases held for investment contributed to the increase in interest income. The increases in these assets were partially offset by a decline in the average balance outstanding of participating interests in mortgage loans in 2006 compared to 2005. Interest income also rose as the yield on assets increased with the general increase in interest rates during 2006. Net interest income also benefited from reduced balances in high cost borrowings and brokered deposits. The decreases in these liabilities partially mitigated the impact of the increasing interest rates paid on liabilities during 2006.

Net Interest Income Analysis – 2006 vs. 2005
	For the Years Ended December 31,		Change
	2006	2005
	(amounts in millions)
Total interest income increased	$42.4	$37.3	$5.1	13.7%
Due to:
Increase in yield on interest-earnings assets	6.86%	5.92%	0.94%	15.9%	(a)
Increase in average loans and leases held for investment, excluding participating interests in mortgage loans	$334.1	$305.1	$29.0	9.5%	(b)
Increase in average Federal funds sold	$42.3	$8.2	$34.1	415.9%	(c)
Offset by:
Decrease in average loans held for sale	$1.1	$20.1	$(19.0)	(94.5)%	(d)
Decrease in average participating interests in mortgage loans	$33.2	$63.5	$(30.3)	(47.7)%	(d)
Decrease in average investments	$211.2	$236.5	$(25.3)	(10.7)%	(e)
Total interest expense increased	$23.6	$19.7	$3.9	19.8%
Due to:
Increase in cost of interest-bearing liabilities	4.13%	3.34%	0.79%	23.7%	(a)
Increase in certificates under $100,000	$150.2	114.2	$35.6	31.1%	(f)

Offset by:
Decrease in certificates over $100,000	$54.2	$80.0	$(25.8)	(32.3)%	(g)
Decrease in FHLB advances	$73.1	$97.0	$(23.9)	(24.6)%	(g)
Decrease in long-term borrowings	$2.7	$8.3	$(5.6)	(67.5)%	(g)

(a)	The yield on assets and cost of interest bearing liabilities increased primarily due to a rising interest rate environment during 2006.
(b)	The increase in loans and leases is the result of efforts to grow the core portfolio in all banking markets.
(c)	Federal funds sold increased due to relatively attractive yields resulting from an inverted yield curve.
(d)

Loans held for sale and participating interests in mortgage loans finance mortgage banking activity which was reduced due to softness in the residential real estate market and higher interest rates. Proceeds from reductions in these assets were used to either pay down higher cost borrowings or reinvested in other interest earning assets.

(e)	Amounts in investments declined as proceeds from sales and maturities were used to either pay down higher cost borrowings or reinvested in other higher yielding assets.
(f)	The increase in certificates under $100,000 is the result of efforts to grow core deposits.
(g)	These decreases are the result of efforts to pay down higher cost deposits and borrowings as they mature.

Year ended December 31, 2005 compared to year ended December 31, 2004.

Interest income increased approximately $7.1 million in 2005. The $58.0 million increase in loans contributed to the increase in interest income. The rising interest rate environment also contributed to the increase in interest income. Interest expense increased approximately $5.6 million in 2005. Interest expense increased due to higher balances in checking, money market accounts and certificates of deposits. Lower balances in borrowings and FHLB advances reduced interest expense. The rising interest rate environment caused interest expense to increase significantly. Overall, net interest income increased by approximately $1.5 million.

Net Interest Income Analysis – 2005 vs. 2004
	For the Years Ended December 31,		Change
	2005	2004
	(amounts in millions)
Total interest income increased	$37.3	$30.1	$7.2	23.9%
Due to:
Increase in average earning assets	$629.9	$560.6	$69.3	12.4%	(a)
Driven by:
Increase in average loans held for sale	$20.1	$7.0	$13.1	187.1%	(b)
Increase in average loans and leases held for investment, excluding participating interests in mortgage loans	$305.1	$276.7	$28.4	10.3%	(c)
Offset by:
Decrease in average investments	$236.5	$271.4	$(34.9)	(12.9)%	(d)
The overall increase in average earning assets was coupled with:
Increase in yield on interest-earnings assets	5.92%	5.38%	0.54%	10.0%	(e)
Driven by:
Increase in yield on loans held for investment	7.38%	6.56%	0.82%	12.5%	(e)
Increase in yield on investments	4.18%	4.15%	0.03%	0.7%

Total interest expense increased	$19.7	$14.1	$5.6	39.7%
Due to:
Increase in cost of interest-bearing liabilities	3.34%	2.66%	0.68%	25.6%	(f)
Driven by:
Increase in cost of interest-bearing deposits	2.70%	1.82%	0.88%	48.4%	(f)
Increase in cost of borrowings	5.19%	4.44%	0.75%	16.9%	(f)
These increases were coupled with:
Increase in average interest-bearing liabilities	$590.6	$530.2	$60.4	11.4%	(g)
Driven by:
Increase in average interest-bearing deposits	$438.9	$359.8	$79.1	22.0%	(h)
Offset by:
Decrease in average borrowings	$151.7	$170.5	$(18.8)	(11.0)%	(i)

(a)	Average earning assets increased due to an increase in both average loans held for sale and loans held for investment, offset by a decrease in average investments.
(b)	Average loans held for sale increased due to an increase in mortgage and student loan financing programs initiated in 2004.
(c)	Average loans held for investment increased due to increased activity in our Arizona and Minnesota markets.
(d)	Average investments decreased in order to provide liquidity to support the increase in other earning assets, in particular, the growth in loans held for sale.
(e)

The average yield on assets increased due to the 200bp increase in short-term interest rates that occurred over the course of the year, as much of the portfolio is variable and indexed to the Prime rate.

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

Non-interest Income

Non-interest income decreased by $1.1 million, or 4.4%, to $23.8 million in 2006, compared to $24.9 million in 2005. Insurance agency revenues, which may vary from period to period, decreased by $414,000, or 2.2%, in 2006 to $18.3 million compared to $18.8 million in 2005. This decrease is primarily the result of lower contingency income received from insurance companies. Gains on sales of loans, which fluctuate from period to period, decreased $567,000, or 24.5%, in 2006. This decrease is primarily due to an unusually large transaction which resulted in a gain of approximately $800,000 in early 2005. Brokerage income decreased $148,000, or

39.1%, in 2006 as a result of a decision to discontinue brokerage services in the Minnesota market. In contrast to these decreases, trust and financial service income increased by $222,000, or 34.8%, in 2006 reflecting continued growth in the wealth management segment. Overall, non-interest income represented 55.86% of gross revenues in 2006, down from 58.64% a year ago.

Non-interest income rose to $24.9 million for the 12-month period ended December 31, 2005, an increase of $1.4 million over the same period of 2004. The increase reflected increased insurance income from having a full year of contribution from three insurance agencies acquired in 2004, fees on loans, and wealth management income. The Minneapolis commercial real estate department had a record year for loan fees. A nonrecurring gain of $527,000 from the final resolution of a reinsurance program previously associated with BNC Insurance was reflected in other income during the 12-month period ended December 31, 2004.

The following table presents, for the periods indicated, the major categories of our non-interest income (in thousands):

Non-interest Income

				Increase ( Decrease)
	For the Years Ended December 31,			2006 – 2005		2005 – 2004
	2006	2005	2004	$	%	$	%
		(in thousands)
Insurance commissions	$18,337	$18,751	$17,490	$(414)	(2)%	$1,261	7%	(a)
Bank charges and service fees	1,818	2,002	1,900	(184)	(9)%	102	5%
Gain on sales of loans	1,745	2,312	1,366	(567)	(25)%	946	69%	(b)
Trust and financial services	860	638	486	222	35%	152	31%	(c)
Brokerage income	231	379	538	(148)	(39)%	(159)	(30)%	(d)
Net (loss) gain on sales of securities	(84)	(67)	269	(17)	(25)%	(336)	(125)%	(e)
Other	884	868	1,401	16	2%	(533)	(38)%	(f)
Total non-interest income	$23,791	$24,883	$23,450	$(1,092)	(4)	$1,433	6%

(a)

Insurance commissions, which vary from period to period, decreased in 2006 primarily due to a decline in the contingency income received from insurance companies. In 2005, insurance commissions increased due to a full year of earnings from acquisitions that occurred in 2004.

(b)

Gains on sales of loans, which fluctuate from period to period, decreased in 2006 primarily due to an unusually large transaction in 2005 that resulted in a gain of approximately $800,000. This transaction was also the primary reason for larger gains in 2005 compared to 2004.

(c)	Fees from trust and financial services increased in all periods reflecting growth in the wealth management segment.
(d)	Brokerage income has decreased since 2004 as the number of brokers located in Minnesota banking branches steadily declined. In 2006, brokerage services were entirely discontinued in Minnesota.
(e)	Gains and losses on sales of securities vary depending on the nature and volume of transactions.
(f)	Other income in 2004 was much higher than in other years due to resolution of a reinsurance program that resulted in a receipt of $527,000 for the insurance agency.

The ratio of non-interest income to gross revenues was 55.9%, 58.6% and 59.38% in 2006, 2005 and 2004, respectively.

Non-interest Expense

Non-interest expense increased by $893,000, or 2.4%, to $37.6 million in 2006 from $36.7 million in 2005. Increases in employee compensation expenses of $1.0 million can be primarily attributed to the Company’s growth initiatives, particularly in wealth management and Arizona banking, and higher healthcare costs.

In 2005, non-interest expense increased approximately $1.9 million or 5.6 percent. The increases in salary and employee benefits and occupancy expenses were mainly attributable to the expansion of the wealth management business segment and having 12 months of operations for the Golden Valley branch and insurance offices that were opened or acquired in 2004. The increase in professional services related to legal expenses for two litigation matters that were successfully resolved in 2005.

The following table presents, for the periods indicated, the major categories of our non-interest expense as well as the amount and percent of change between each of the periods presented (in thousands):

Non-interest Expense

	For the Years Ended December 31,			2006 – 2005		2005 – 2004
	2006	2005	2004	$	%	$	%
Salaries and employee benefits	$23,491	$22,445	$21,662	$1,046	5%	$783	4%	(a)
Occupancy	2,669	2,530	2,401	139	5%	129	5%	(a)
Depreciation and amortization	1,762	1,592	1,640	170	11%	(48)	(3)%
Office supplies, telephone and postage	1,492	1,446	1,414	46	3%	32	2%
Professional Services	1,459	2,010	1,325	(551)	(27)%	685	52%	(b)
Data processing fees	1,163	919	727	244	27%	192	26%	(c)
Marketing and promotion	1,098	970	1,098	128	13%	(128)	(12)%
Amortization of intangible assets	1,013	1,175	1,274	(162)	(14)%	(99)	(8)%
FDIC and other assessments	198	226	205	(28)	(12)%	21	10%
Other	3,250	3,389	3,022	(139)	(4)%	367	12%
Total non-interest expense	$37,595	$36,702	$34,768	$893	2%	$1,934	6%
Efficiency ratio	88.28%	86.50%	88.04%	1.78%		(1.54)%
Total operating expenses as a percent of average assets	5.33%	5.14%	5.47%	0.19%		(0.33)%

(a)	These expenses have increased in all periods due to expansion, or acquisitions, in the banking, wealth management and insurance segments.
(b)	Professional services spiked in 2005 due to legal expenses associated with two matters that were successfully resolved.
(c)	Data processing expenses increase with more locations and expanded electronic products.

Income taxes

We recorded income tax expense of $1.2, $1.4, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our effective tax rates were 24.4, 25.1, and 25.2 percent for the years ended December 31, 2006, 2005 and 2004, respectively. The lower effective tax rate in 2006 is due to the resolution of an uncertain tax position which resulted in a benefit being recorded.

Financial Condition

Overview

Subsequent sections of this discussion and analysis of financial condition address certain aspects of our major assets and liabilities in significant detail. The following two tables are presented as a general overview of the financial condition of the Company.

Assets

Total assets were $692.3 million at December 31, 2006, a decrease of $47.7 million, from $740.0 million at December 31, 2005. This decrease is primarily the result of a decline in participating interests in mortgage loans. In 2005, total assets increased approximately $66.3 million, or 9.8 percent. This increase was primarily the result of an increase in participating interests in mortgage loans.

The following table presents our assets by category as of December 31, 2006, 2005 and 2004, as well as the amount and percent of change between the dates (amounts are in thousands):

Assets

	As of December 31,			2006 – 2005		2005 – 2004
	2006	2005	2004	$	%	$	%
Cash and cash equivalents	$18,218	$28,824	$11,867	$(10,606)	(37)%	$16,957	143%	(a)
Interest-bearing deposits with banks	-	-	14	-	-%	(14)	100%
Federal Funds Sold	24,000	-	-	24,000	100%	-	100%	(b)
Investment securities available for sale	182,974	227,185	235,916	(44,211)	(19)%	(8,731)	(4)%	(c)
Federal Reserve Bank and Federal Home Loan Bank stock	5,003	5,791	7,541	(788)	(14)%	(1,750)	(23)%
Loans held for sale	1,669	266	25,682	1,403	527%	(25,416)	99%	(d)
Participating interests in mortgage loans	56,125	101,336	34,515	(45,211)	(45)%	66,821	194%	(e)
Loans and leases held for investment, net	330,564	307,180	290,479	23,384	8%	16,701	6%	(f)
Premises and equipment, net	24,286	23,514	21,799	772	3%	1,715	8%
Interest receivable	3,309	3,330	2,686	(21)	(1)%	644	24%
Other assets	16,278	13,851	13,357	2,427	18%	494	4%	(g)
Goodwill	22,743	21,839	21,779	904	4%	60	0%
Other intangible assets, net	7,107	6,900	8,075	207	3%	(1,175)	(15)%
Total assets	$692,276	$740,016	$673,710	$(47,740)	(6)%	$66,306	10%

(a)	Cash and equivalents were high at December 31, 2005 due to a large cash wire received late that day.
(b)	Federal funds sold increased in 2006 due to asset/liability strategies intended to capitalize on relatively attractive yields on short term investments resulting from an inverted yield curve.
(c)	The balance of investments declined in 2006 as proceeds from sales and maturities were used to either pay down higher cost borrowings or reinvested in other higher yielding assets.
(d)	In 2004, loans held for sale were higher due to student loans held for sale. This program was discontinued midway through 2005.
(e)

Participating interests in mortgage loans are collateralized by loans held for sale by mortgage banking counterparties. These balances will vary depending on the volume of loans originated by the counterparties.

(f)	The increase in loans and leases is the result of efforts to grow the core portfolio in all banking markets.
(g)	Other assets have increased due to higher accounts receivable at the insurance agency as of December 31, 2006.

Liabilities and Stockholders Equity

Total liabilities decreased in 2006 as higher cost deposits and borrowings were repaid as they matured. Liabilities increased in 2005 due to new bank branches and an emphasis on growing deposits in existing markets.

The following table presents our liabilities and stockholders’ equity by category as of December 31, 2006, 2005 and 2004, as well as the amount and percent of change between the dates (amounts are in thousands):

Liabilities and Stockholders Equity

	As of December 31,			2006 – 2005		2005 – 2004
	2006	2005	2004	$	%	$	%
Deposits:
Non-interest-bearing	$84,184	$72,977	$63,386	$11,207	15%	$9,591	15%	(a)
Interest-bearing-
Savings, interest checking and money market	253,408	260,807	210,887	(7,399)	(3)%	49,920	24%	(a)
Time deposits $100,000 and over	44,955	71,287	83,952	(26,332)	(37)%	(12,665)	(15)%	(b)
Other time deposits	146,705	143,719	97,118	2,986	2%	46,601	48%	(a)
Short-term borrowings	9,709	21,416	33,697	(11,707)	(55)%	(12,281)	(36)%	(b)
FHLB advances	62,200	82,200	97,200	(20,000)	(24)%	(15,000)	(15)%	(b)
Long-term borrowings	1,167	3,850	10,079	(2,683)	(70)%	(6,229)	(62)%	(c)
Guaranteed preferred beneficial interests in Company’s subordinated debentures	22,711	22,648	22,509	63	0%	139	1%
Other liabilities	11,635	9,500	11,036	2,135	22%	(1,536)	(14)%
Total liabilities	636,674	688,404	629,864	(51,730)	(8)%	58,540	9%
Stockholders equity	55,602	51,612	43,846	3,990	8%	7,766	18%	(d)
Total	$692,276	$740,016	$673,710	$(47,740)	(6)%	$66,306	10%

    (a) Core deposits have generally increased as a result of new banking branches and deposit gathering            activities at existing branches.

    (b) These balances decreased in 2006 as higher cost deposits and borrowings were repaid at maturity.

    (c) Long-term borrowings have been repaid as scheduled, or earlier when permissible.

    (d) Stockholders’ equity has increased due to earnings and a private placement of common stock in 2005.

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

The following table presents the composition of the available-for-sale investment portfolio by major category as of the dates indicated (in thousands):

Investment Portfolio Composition

	2006		2005		2004
	Amortized cost	Estimated fair market value	Amortized cost	Estimated fair market value	Amortized cost	Estimated fair market value
U.S. government agency mortgage-backed securities	$10,314	$10,261	$8,586	$8,550	$9,715	$9,877
U.S. government agency securities	-	-	-	-	981	1,036
Collateralized mortgage obligations	157,652	153,847	176,065	171,663	189,783	187,704
State and municipal bonds	17,727	18,866	44,915	46,972	33,390	35,301
Corporate bonds	-	-	-	-	1,941	1,998
Total investments	$185,693	$182,974	$229,566	$227,185	$235,810	$235,916

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in our investment portfolio at December 31, 2006:

Investment Portfolio - Maturity and Yields

	Within 1 to 5 years		Within 5 to 10 years		After 10 years		Total
	Amount	Yield(1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield(1)
U.S. government agency mortgage-backed securities (2) (3)	$153	5.61%	$-	-	$10,161	5.76%	$10,314	5.75%
Collateralized mortgage obligations (2) (3)	6,232	4.12%	53,644	4.43%	97,776	4.45%	157,652	4.43%
State and municipal bonds (2)	3,487	8.14%	3,514	7.69%	10,726	7.30%	17,727	7.54%
Total book value of investment securities	$9,872	5.56%	$57,158	4.63%	$118,663	4.82%	185,693	4.80%
Unrealized holding gain on securities available for sale							(2,719)
Total investment in securities available for sale							$182,974	4.87%

(1)	Yields include adjustments for tax-exempt income.
(2)	Based on amortized cost rather than fair value.
(3)

Maturities of mortgage-backed securities and collateralized obligations are based on contractual maturities. Actual maturities may vary because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2006, we had $183.0 million of available-for-sale securities in the investment portfolio as compared to $227.2 and $235.9 million at December 31, 2005 and 2004, respectively, based on fair value of the securities on those dates.

During 2006, available-for-sale securities decreased $44.2 million. The decrease in investment securities available-for-sale was the result of management’s decision to use proceeds from the sale and maturity of investments to reduce higher cost borrowings. In 2006, the yield curve inverted. In addition, the spread between taxable equivalent yields of bank-qualified state and municipal bonds and treasuries reached relatively narrow levels compared to recent years. In the process of providing proceeds to reduce higher cost borrowings, brokered deposits, and reinvestment in loans and in the context of managing the risk/reward profile of the available-for-sale portfolio, state and municipal bonds decreased by $27.2 million. During 2006, $84,000 of net losses on sales of securities were realized.

During 2005, the amount of available-for-sale securities decreased $8.7 million. In managing the overall risk/reward profile of the available-for-sale portfolio, in the context of the overall balance sheet, during the first half of 2005, much of the principal cash flow from collateralized mortgage obligations (CMOs) was utilized to purchase state and municipal bonds. This resulted in an increase in the volume of state and municipal bonds for 2005, relative to 2004, of $11.7 million. During the second half of 2005, most of the proceeds from maturities and principal cash flow from the portfolio provided liquidity to fund growth in other earnings assets, in particular, participating interests in mortgage loans. During 2005, the total volume of CMOs, decreased by $16.0 million relative to 2004. In addition, U.S. government agency securities, corporate bonds, and U.S. government agency mortgage-backed securities decreased by $1.0 million, $2.0 million, and $1.3 million respectively. In the process of managing the risk/reward profile of the portfolio as a whole, during 2005 a limited number of securities were sold, and in the process, $67,000 of book losses were realized.

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

At December 31, 2006, we held no securities of any single issuer, other than U.S. Government agency mortgage-backed securities and CMOs that exceeded 10 percent of stockholders’ equity. A significant portion of our investment securities portfolio (approximately $169.8 million at December 31, 2006) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Federal Reserve Bank and Federal Home Loan Bank Stock

Our equity securities consisted of $1.3 million of Federal Reserve Bank (“FRB”) stock as of December 31, 2006, 2005 and 2004, and $3.7, $4.5 and $6.3 million of FHLB stock as of December 31, 2006, 2005 and 2004, respectively.

Loan Portfolio

The banking segment’s primary source of income is interest earned on loans and leases held for investment. These assets, excluding participating interest in mortgage loans, increased $23.6 million, or 7.6 percent, to $333.9 million at December 31, 2006 as compared to $310.4 million at December 31, 2005. In 2005, they increased $16.6 million, or 5.6 percent, as compared to December 31, 2004. The following table presents the composition of our loan portfolio as of the dates indicated (in thousands):

Loan Portfolio Composition (1)

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$100,127	25.9	$88,467	21.6	$75,460	23.2	$73,001	26.2	$94,075	28.4
Real estate mortgage	124,551	32.2	122,785	30.1	129,321	39.8	129,198	46.4	147,825	44.7
Real estate construction	89,619	23.2	80,296	19.7	68,967	21.2	60,056	21.5	62,926	19.0
Agricultural	14,286	3.7	12,706	3.1	13,919	4.3	12,529	4.5	18,023	5.4
Consumer/other	4,237	1.1	4,718	1.2	5,480	1.7	6,277	2.3	8,227	2.5
Participating interests in mortgage loans	56,125	14.5	101,336	24.8	34,515	10.6	-	-	-	-
Lease financing	1,800	0.5	2,131	0.5	1,540	0.5	2,757	1.0	5,584	1.7
Total principal amount of loans	390,745	101.1	412,439	101.0	329,202	101.3	283,818	101.9	336,660	101.8
Unearned income and net unamortized deferred fees and costs	(686)	(0.2)	(735)	(0.2)	(873)	(0.3)	(508)	(0.2)	(866)	(0.3)
Loans, net of unearned income and unamortized fees and costs	390,059	100.9	411,704	100.8	328,329	101.0	283,310	101.7	335,794	101.5
Less allowance for credit losses	(3,370)	(0.9)	(3,188)	(0.8)	(3,335)	(1.0)	(4,763)	(1.7)	(5,006)	(1.5)
Net loans	$386,689	100.0	$408,516	100.0	$324,994	100.0	$278,547	100.0	330,788	100.0

(1) From continuing operations in 2002.

The following table presents, for the periods indicated, the amount and percent of change in each category of loans in our loan portfolio (in thousands):

Change in Loan Portfolio Composition
	Increase (Decrease)
	2006-2005		2005-2004
Commercial and industrial	$11,660	13%	$13,007	17%	(a)
Real estate mortgage	1,766	1%	(6,536)	(5)%
Real estate construction	9,323	12%	11,329	16%	(b)
Agricultural	1,580	12%	(1,213)	(9)%
Consumer/other	(481)	(10)%	(762)	(14)%
Participating interests in mortgage loans	(45,211)	(45)%	66,821	194%	(c)
Lease financing	(331)	(16)%	591	38%
Total principal amount of loans	(21,694)	(5)%	83,237	25%
Unearned income/unamortized fees and costs	49	7%	138	16%
Loans, net of unearned income/unamortized fees and costs	(21,645)	(5)%	83,375	25%
Allowance for credit losses	(182)	6%	147	4%
Net Loans	$(21,827)	(5)%	$83,522	26%

(a)	Commercial and industrial loan growth is primarily related to growth in North Dakota and Arizona banking markets.
(b)	Real estate construction loan growth is related to originations in the commercial real estate divisions located in Minnesota and Arizona.
(c)

Participating interests in mortgage loans are collateralized mortgage loans held for sale by mortgage banking counterparties. These loans will vary significantly depending on the volume of originations by the counterparties.

While prospects for loan growth appear to be favorable in our banking markets, future loan growth potential is subject to volatility. Our loan portfolio is concentrated in commercial, industrial and real estate loans and we have credit concentrations in certain industries (see “Concentrations of Credit”) and certain geographic concentrations that relate to our primary market areas. A downturn in certain sectors of the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and impact the borrowers’ ability to repay their loans, while also decreasing our net interest margin. We cannot predict with any degree of certainty the full impact of current or future economic conditions on our ability to generate loan volume or the ultimate impact of economic conditions on our currently existing portfolio of loans. See “Factors That May Affect Future Results of Operations” included under Item 1 of Part I.

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

We delegate lending decision authority among various lending officers and the Executive Credit Committee based on the size of the customer’s credit relationship with BNC. All loans and commitments approved in excess of $300,000 are presented to the Bank’s Board of Directors on a quarterly basis for summary review. Any exceptions to loan policies and guidelines, to the extent the credit relationship amount exceeds individual loan officer lending authorities, are subject to special approval by the Bank’s Chief Credit Officer or the appropriate credit committee.

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

The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:

Loan Participations Sold
December 31, (in thousands)
2006	$188,994
2005	183,795
2004	131,317
2003	146,988
2002	173,895

Concentrations of Credit

Our credit policies emphasize diversification of risk among industries, geographic areas and borrowers. For purposes of the analysis of concentrations of credit as of December 31, 2006 the total outstanding loans as well as all outstanding loan commitments were included. As of December 31, 2006, we identified three concentrations of loans exceeding 10 percent of total loans and loan commitments outstanding. The real estate loans and commitments exceeding 10% of loans and commitments outstanding were extended to customers who are diversified across our market areas and who can generally be categorized as indicated below:

As of December 31, 2006	Number of customers	Outstanding loans and loan commitments	Percent of total outstanding loans and loan commitments
Non-residential and apartment building operators, developers and lessors of real property	118	$135,884	25.3%
Real estate holding and other investment companies	3	1,039	0.2%
Participating interests in mortgage loans held for sale	233	60,781	11.3%
Total	354	$197,704	36.8%

The participating interests in mortgage loans held for sale has two counterparty relationships. There is no limit to our loan commitment in one of these relationships.

Loans and commitments in the construction category were extended to 75 customers who are located primarily in Minnesota, Iowa, North Dakota and South Dakota and who can generally be categorized as indicated below:

As of December 31, 2006	Number of customers	Outstanding loans and loan commitments	Percent of total outstanding loans and loan commitments
Residential and nonresidential buildings	35	$34,943	6.5%
Heavy and civil engineering	20	28,461	5.3%
Specialty trade contractors	20	4,320	0.8%
Total	75	$67,724	12.6%

The contractors are involved in various aspects of the construction industry, including highway and street construction, water/sewer drilling, plumbing, heating and air conditioning, commercial painting, electrical, concrete and excavating and foundation contractors. Loans in this category are secured, in many cases, by construction equipment.

Loan Maturities

The following table sets forth the remaining maturities of loans in each major category of our portfolio as of December 31, 2006 (in thousands):

Maturities of Loans (1)
		Over 1 year through 5 years		Over 5 years
	One year or less	Fixed rate	Floating rate	Fixed rate	Floating rate	Total
Commercial and industrial	$64,950	$6,884	$12,853	$8,886	$6,554	$100,127
Real estate mortgage	23,290	44,695	19,376	15,141	22,049	124,551
Real estate construction	52,146	28,792	905	7,776	-	89,619
Agricultural	7,206	360	3,171	1,690	1,859	14,286
Consumer/other	1,611	332	2,015	250	29	4,237
Participating interests in mortgage loans	56,125	-	-	-	-	56,125
Lease financing	461	-	1,339	-	-	1,800
Total principal amount of loans	$205,789	$81,063	$39,659	$33,743	$30,491	$390,745

(1)	Maturities are based on contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change.

Actual maturities may differ from the contractual maturities shown above as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Nonperforming Loans and Assets

Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual and restructured loans. Other nonperforming assets includes other real estate owned and repossessed assets. Our lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Loan officers are expected to maintain loan quality and deal with credit issues in a timely and proactive manner. Loan officers are also responsible for regular reviews of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by our loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the Board receives a listing of all such loans on a quarterly basis.

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios (in thousands):

Nonperforming Assets
	2006	2005	2004	2003	2002
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$2	$-	$25	$38	$5,081
Nonaccrual loans	100	143	524	7,913	2,549
Total nonperforming loans	102	143	549	7,951	7,630
Other real estate owned and repossessed assets	-	-	-	-	8
Total nonperforming assets	$102	$143	$549	$7,951	$7,638
Allowance for credit losses	$3,370	$3,188	$3,335	$4,763	$5,006

Ratio of total nonperforming loans to total loans held for investment	0.03%	0.03%	0.17%	2.81%	2.27%
Ratio of total nonperforming loans to total loans held for investment, excluding participating interests in mortgage loans held for investment	0.03%	0.05%	0.19%	2.81%	2.27%
Ratio of total nonperforming assets to total assets	0.01%	0.02%	0.08%	1.28%	1.27%
Ratio of allowance for credit losses to nonperforming loans	3,304%	2,229%	607%	60%	66%

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

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at December 31, 2006.

Other real estate owned and repossessed assets represent properties and other assets acquired through, or in lieu of, loan foreclosure. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no outstanding other real estate owned or repossessed assets at December 31, 2006.

Our balances of nonperforming loans and assets have been insignificant in recent years. Accordingly, the ratio of the allowance for losses to nonperforming loans has been relatively high.

Impaired loans and Potential Problem Loans

In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events, it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. We generally consider all loans risk-graded substandard and doubtful as well as nonaccrual and restructured loans as impaired. Potential problem loans at December 31, 2006 totaled $1.2 million as compared to $1.3 million at December 31, 2005. A significant portion of these potential problem loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Provision for Credit Losses

We determine a provision for credit losses which we consider sufficient to maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The provision for credit losses for the year ended December 31, 2006 was $210,000 as compared to $250,000 in 2005 and $175,000 in 2004. Net loan and lease charge-offs were $51,000, or 0.008 percent of average loans and leases held for investment in 2006 compared with $589,000, or 0.11 percent in 2005 and $1.9 million, or 0.58 percent in 2004. Of the $1.9 million of charge-offs in 2004, $1.2 million related to one commercial loan.

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

Our allowance for credit losses was $3.4 million at December 31, 2006. This included a $2.5 million allowance for homogeneous loan pools, $199,000 for specific reserves and $695,000 for qualitative reserves. We consider the allowance for credit losses adequate to cover losses inherent in the loan and lease portfolio as of December 31, 2006. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and our ongoing credit review process, will not require significant increases in the allowance for credit losses. A protracted economic slowdown and/or a decline in commercial, industrial or real estate segments may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss. See Notes 1 and 7 to the Consolidated Financial Statements included under Item 8 and “-Critical Accounting Policies” for further information concerning accounting policies associated with the allowance for credit losses.

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

Analysis of Allowance for Credit Losses	For the Years ended December 31,
	2006	2005	2004	2003	2002
Balance of allowance for credit losses, beginning of period	$3,188	$3,335	$4,763	$5,006	$4,325
Charge-offs:
Commercial and industrial	19	534	1,578	1,508	408
Real estate mortgage	-	24	-	189	9
Agricultural	-	-	97	10	-
Consumer/other	32	31	208	23	75
Lease financing	-	-	-	90	165
Total charge-offs	51	589	1,883	1,820	657

Recoveries:
Commercial and industrial	3	95	141	73	86
Real estate mortgage	-	10	33	7	8
Real estate construction	-	16	-	-	-
Agricultural	-	-	-	-	4
Consumer/other	20	69	97	11	11
Lease financing	-	2	9	11	27
Total recoveries	23	192	280	102	136
Net charge-offs	(28)	(397)	(1,603)	(1,718)	(521)
Provision for credit losses charged to operations	210	250	175	1,475	1,202
Balance of allowance for credit losses, end of period	$3,370	$3,188	$3,335	$4,763	$5,006
Ratio of net charge-offs to average total loans held for investment, excluding participating interests in mortgage loans held for investment	(0.008)%	(0.130)%	(0.579)%	(0.560)%	(0.170)%
Average gross loans held for investment	$367,238	368,566	$285,494	$306,949	$307,227
Ratio of allowance for credit losses to total loans held for investment, excluding participating interest in mortgage loans held for investment	1.01%	1.03%	1.14%	1.68%	1.49%
Ratio of allowance for credit losses to nonperforming loans	3,304%	2,229%	607%	60%	66%

Allowance for Credit Losses; Impact on Earnings. As indicated above, the determined level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in the qualitative and quantitative factors noted above could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses related to specifically identified loans as well as probable losses in the remaining loan and lease portfolio that have been incurred as of December 31, 2006.

From period to period, economic situations change, credits may deteriorate or improve and the other factors we consider in arriving at our estimates may change. However, our basic methodology for determining an appropriate allowance for credit losses has remained relatively stable. This methodology has resulted in allowance levels of $3.4, $3.2 and $3.3 million at December 31, 2006, 2005 and 2004, respectively. As noted above, the amount of the provision for credit losses charged to operations is directly related to our estimates of the appropriate level of the allowance for credit losses. Charge-offs and recoveries during the applicable periods also impact the level of the allowance for credit losses resulting in a provision for credit losses that could be higher or lower in order to bring the allowance for credit losses in line with our estimates.

The allowance for credit losses as a percentage of total loans and leases held for investment at December 31, 2006 was 0.86%, compared with 0.77% at December 31, 2005. The allowance for credit losses as a percentage of loans and leases held for investment, excluding the participating interests in mortgage loans, at December 31, 2006 was 1.01%, compared with 1.03% at December 31, 2005.

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

Allocation of the Allowance for Loan Losses

	December 31,
	2006		2005		2004		2003		2002
	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans
	(dollars in thousands)
Commercial and industrial	$1,602	26%	$1,632	21%	$1,583	23%	$2,093	26%	$2,344	28%
Real estate mortgage	838	32%	846	30%	1,116	39%	1,976	46%	1,836	44%
Real estate construction	534	23%	467	19%	379	21%	395	21%	398	19%
Agricultural	171	4%	158	3%	186	4%	211	4%	231	5%
Consumer/other	70	1%	73	1%	62	2%	68	2%	85	2%
Participating interests in mortgage loans	140	14%	-	25%	-	11%	-	0%	-	0%
Lease financing	15	0%	12	1%	9	0%	20	1%	112	2%
Total	$3,370	100%	$3,188	100%	$3,335	100%	$4,763	100%	$5,006	100%

Deposits

Our core deposits consist of non-interest- and interest-bearing demand deposits, savings deposits, money market deposit accounts, certificates of deposit under $100,000, certain certificates of deposit of $100,000 and over, and certain public funds. Total deposits were $529.3 million at December 31, 2006 compared with $548.8 and $455.3 million at December 31, 2005 and 2004, respectively. We use these deposits, along with other borrowed funds, to finance our assets. At December 31, 2006 we had $200,000 of national and brokered deposits compared with $36.2 million at December 31, 2005.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds rates on each category of deposits (in thousands).

Average Deposits and Deposits Costs

	For the Years Ended December 31,
	2006			2005			2004
	Average balance	Percent of deposits	Wgtd avg. rate	Average balance	Percent of deposits	Wgtd avg. rate	Average balance	Percent of deposits	Wgtd avg. rate
Interest checking and MMDAs	$246,476	46.68%	3.02%	$236,832	46.93%	2.13%	$198,992	48.22%	1.07%
Savings deposits	8,398	1.59%	0.79%	7,935	1.57%	0.79%	6,695	1.62%	0.70%
Time deposits (CDs):
CDs under $100,000	150,194	28.45%	4.29%	114,157	22.62%	3.11%	95,509	23.15%	2.55%
CDs $100,000 and over	54,155	10.26%	4.61%	79,977	15.85%	4.00%	58,625	14.21%	3.27%
Total time deposits	204,349	38.71%	4.37%	194,134	38.47%	3.47%	154,134	37.36%	2.83%
Total interest-bearing deposits	459,223	86.98%	3.58%	438,901	86.98%	2.70%	359,821	87.20%	1.82%
Non-interest-bearing demand deposits	68,743	13.02%	-	65,707	13.02%	-	52,822	12.80%	-
Total deposits	$527,966	100.00%	3.11%	$504,608	100.00%	2.35%	$412,643	100.00%	1.58%

At times earning asset growth can outpace core deposit growth resulting in the use of brokered deposits and out of market certificates of deposit and other borrowed funds. This trend has been common in the banking industry because of the proliferation of nonbank competitors and the multitude of financial and investment products available to customers as well as the need to utilize such funds in the process of our overall balance sheet management. At times, access to brokered and out of market deposits is available at maturities and rates more favorable than those available in our local markets

Time deposits, in denominations of $100,000 and more, totaled $45.0 million at December 31, 2006 as compared to $71.3 and $83.9 million at December 31, 2005 and 2004, respectively. The following table sets forth the amount and maturities of time deposits of $100,000 or more as of December 31, 2006 (in thousands):

Time Deposits of $100,000 and Over
Maturing in:
3 months or less	$9,412
Over 3 months through 6 months	8,835
Over 6 months through 12 months	23,936
Over 12 months	2,772
Total	$44,955

Borrowed Funds

We use short-term borrowings, FHLB advances and long-term borrowings to finance our asset base. Short-term borrowings include Federal funds purchased and U.S. Treasury tax and loan note option accounts and securities sold under agreements to repurchase. At December 31, 2006, short-term borrowings were $9.7 million compared to $21.4 million at December 31, 2005 and $33.7 million at December 31, 2004.

The following table provides a summary of our short-term borrowings and related cost information as of, or for the periods ended, December 31 (in thousands):

Short-Term Borrowings

	2006	2005	2004
Short-term borrowings outstanding at period end	$9,709	$21,416	$33,697
Weighted average interest rate at period end	4.81%	3.98%	2.40%
Maximum month-end balance during the period	$21,059	$48,516	$50,566
Average borrowings outstanding for the period	$14,480	$24,001	$29,663
Weighted average interest rate for the period	4.73%	3.15%	1.75%

Note 11 to the Consolidated Financial Statements included under Item 8 summarizes the general terms of our short-term borrowings outstanding at December 31, 2006 and 2005, including interest rates, maturity dates, weighted average yields and other applicable terms.

FHLB advances totaled $62.2, $82.2, and $97.2 million at December 31, 2006, 2005 and 2004, respectively while long-term borrowings totaled $1.2, $3.9 and $10.1 million, respectively, for the same periods.

Notes 12 and 13 to the Consolidated Financial Statements included under Item 8 summarize the general terms of our FHLB advances and long-term borrowings at December 31, 2006 and 2005, including interest rates, maturity dates, weighted average yields and other applicable terms.

Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures

See Note 14 to the Consolidated Financial Statements included under Item 8 for a complete description of the subordinated debentures.

Capital Resources and Expenditures

We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. Note 18 to the Consolidated Financial Statements under Item 8 includes a summary of the risk-based and leverage capital ratios of BNCCORP and the Bank as of December 31, 2006 and 2005.

The capital ratios of the Company and the Bank were as follows as of those dates:

	Tier 1 Risk Based Ratio	Total Risk Based Ratio	Tier 1 Leverage Ratio
As of December 31, 2006
BNCCORP, consolidated	9.49%	10.89%	7.12%
BNC National Bank	10.26%	10.94%	7.70%

As of December 31, 2005
BNCCORP, consolidated	8.48%	10.12%	5.90%
BNC National Bank	10.03%	10.67%	6.98%

The changes in capital ratios between December 31, 2005 and December 31, 2006 are primarily due to earnings in 2006.

Off-Balance-Sheet Arrangements

In the normal course of business, we are a party to various financial instruments with off-balance-sheet risk. These instruments include commitments to extend credit, commercial letters of credit, performance and financial standby letters of credit and interest rate swaps, caps and floors. Such instruments help us to meet the needs of our customers, manage our interest rate risk and effectuate business combination transactions. These instruments and commitments, which we enter into for purposes other than trading, carry varying degrees of credit, interest rate or liquidity risk in excess of the amount reflected in the consolidated balance sheets. We have also entered into certain guarantee arrangements that are not reflected in the consolidated balance sheets. See Notes 20 and 21 to the Consolidated Financial Statements included under Item 8 for a detailed description of each of these instruments.

Contractual Obligations, Contingent Liabilities and Commitments

As disclosed in the Notes to the Consolidated Financial Statements included under Item 8, we have certain contractual obligations, contingent liabilities and commitments. At December 31, 2006, the aggregate contractual obligations (excluding bank deposits), contingent liabilities and commitments were as follows (in thousands):

	Payments due by period
Contractual Obligations:	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Total borrowings	$10,376	$10,500	$52,200	$22,711	$95,787
Annual rental commitments under non-cancelable operating leases	1,041	1,070	597	1,825	4,533
Total	$11,417	$11,570	$52,797	$24,536	$100,320

	Amount of Commitment - Expiration by Period
Other Commitments:	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Commitments to lend	$95,328	$33,246	$5,509	$672	$134,755
Standby and commercial letters of credit	3,597	8,649	59	-	12,305
Total	$98,925	$41,895	$5,568	$672	$147,060

We are a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into two categories:

Cash financial instruments, generally characterized as on-balance-sheet items; include investments, loans, mortgage-backed securities, deposits and debt obligations.

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

The Consolidated Statements of Cash Flows in the Consolidated Financial Statements present data on cash and cash equivalents provided by and used in operating, investing and financing activities. In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds in terms ranging from overnight to 10 years and beyond. Advances from the FHLB are generally collateralized by the Bank’s mortgage loans and various investment securities. We have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings.

The following table sets forth a summary of our major sources and (uses) of funds (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Originations paid of loans to be participated	$(141,603)	$(155,044)	$(65,194)
Proceeds received from participations of loans	141,603	155,044	65,194
Net decrease (increase) in participating interests in mortgage loans	45,211	(66,821)	(34,515)
Proceeds from sales of investment securities	43,691	2,572	74,363
Purchase of investment securities	(26,053)	(27,141)	(89,904)
Funding of originations of loans held for sale	(26,579)	(69,155)	(57,792)
Proceeds from maturities of investment securities	25,053	28,455	38,049
Proceeds from sale of loans held for sale	25,176	94,571	30,637
Net increase in loans, excluding participating interests in mortgage loans	(23,617)	(17,143)	(10,670)
Repayments of Federal Home Loan Bank advances	(20,000)	(275,000)	(397,000)
Proceeds from Federal Home Loan Bank advances	-	260,000	382,000
Net increase (decrease) in deposits	(19,538)	93,447	59,401

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

Our interest rate risk exposure is actively managed with the objective of managing the level and potential volatility of net interest income in addition to the long-term growth of equity, bearing in mind that we will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income and equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining our interest rate risk position within policy guidelines. Using derivative instruments, principally interest rate floors, caps, and interest rate sweeps, the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, can be adjusted to maintain the desired interest rate risk profile. See “-Loan Portfolio-Interest Rate Caps and Floors” “-Borrowings-Interest Rate Caps and Floors” and Notes 1 and 17 to the Consolidated Financial Statements included under Item 8 for a summary of our accounting policies pertaining to such instruments.

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the changes in interest rates and the impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their December 31, 2006 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its December 31, 2006 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at December 31, 2006 of 8.25 percent to 9.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. As the yield curve inverted over the course of 2006 with short-term rates increasing more than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 1.69 percent. This is nearly 142bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly greater than the record levels experienced during the 2003 lows in mortgage rates.

The net interest income simulation result for the 12-month horizon that covers the calendar year of 2007 is shown below:

Net Interest Income Simulation
Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$18,860	$19,595	$20,451	$20,834	$21,103	$21,290	$21,121
Dollar change from unchanged scenario	$(1,974)	$(1,239)	$(383)	-	$269	$456	$287
Percentage change from unchanged scenario	(9.47)%	(5.95)%	(1.84)%	-	1.29%	2.19%	1.38%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Static gap analysis is another tool that may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the “rate sensitivity position” or “gap position.” The following table sets forth our rate sensitivity position as of December 31, 2006. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first.

Interest Sensitivity Gap Analysis
	Estimated maturity or repricing at December 31, 2006 (in thousands)
	0-3 months	4-12 months	5 years	Over 5 years	Total
Interest-earning assets:
Investment securities	$6,709	$23,901	$120,074	$32,290	$182,974
FRB and FHLB stock	5,003	-	-	-	5,003
Fed Funds Sold	24,000	-	-	-	24,000
Loans held for sale, fixed rate	1,669	-	-	-	1,669
Loans held for sale, floating rate	-	56,125	-	-	56,125
Loans held for investment, fixed rate	9,123	41,400	42,058	14,245	106,826
Loans held for investment, floating rate	213,554	3,263	10,292	-	227,109
Total interest-earning assets	$260,058	$124,689	$172,424	$46,535	$603,706

Interest-bearing liabilities:
Interest checking and money market accounts	$244,716	$-	$-	$-	$244,716
Savings	8,692	-	-	-	8,692
Time deposits under $100,000	63,481	72,827	9,851	546	146,705
Time deposits $100,000 and over	9,412	32,771	2,772	-	44,955
Short-term borrowings	9,709	-	-	-	9,709
FHLB advances	-	-	62,200	-	62,200
Long-term borrowings	-	667	500	-	1,167
Subordinated debentures	-	-	-	22,711	22,711
Total interest-bearing liabilities	$336,010	$106,265	$75,323	$23,257	$540,855
Interest rate gap	$(75,952)	$18,424	$97,101	$23,278	$62,851
Cumulative interest rate gap at December 31, 2006	$(75,952)	$(57,528)	$39,573	62,851
Cumulative interest rate gap to total assets	(10.97)%	(8.31)%	5.72%	9.08%

The table assumes that all savings and interest-bearing demand deposits reprice in the earliest period presented, however, we believe a significant portion of these accounts constitute a core component and are generally not rate sensitive. Our position is supported by the fact that aggressive reductions in interest rates paid on these deposits historically have not caused notable reductions in balances in net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

Static gap analysis does not fully capture the impact of embedded options, lagged interest rate changes, administered interest rate products, or certain off-balance-sheet sensitivities to interest rate movements. Therefore, this tool generally cannot be used in isolation to determine the level of interest rate risk exposure in banking institutions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of December 31, 2006 and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Minneapolis, MN

March 26, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(In thousands, except share data)

ASSETS	2006	2005
CASH AND CASH EQUIVALENTS	$18,218	$28,824
FEDERAL FUNDS SOLD	24,000	-
INVESTMENT SECURITIES AVAILABLE FOR SALE	182,974	227,185
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	5,003	5,791
LOANS HELD FOR SALE	1,669	266
PARTICIPATING INTERESTS IN MORTGAGE LOANS	56,125	101,336
LOANS AND LEASES HELD FOR INVESTMENT	333,934	310,368
ALLOWANCE FOR CREDIT LOSSES	(3,370)	(3,188)
Net loans and leases	386,689	408,516
PREMISES AND EQUIPMENT, net	24,286	23,514
INTEREST RECEIVABLE	3,309	3,330
OTHER ASSETS	16,278	13,851
GOODWILL	22,743	21,839
OTHER INTANGIBLE ASSETS, net	7,107	6,900
	$692,276	$740,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest-bearing	$84,184	$72,977
Interest-bearing –
Savings, interest checking and money market	253,408	260,807
Time deposits $100,000 and over	44,955	71,287
Other time deposits	146,705	143,719
Total deposits	529,252	548,790
SHORT-TERM BORROWINGS	9,709	21,416
FEDERAL HOME LOAN BANK ADVANCES	62,200	82,200
LONG-TERM BORROWINGS	1,167	3,850
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,711	22,648
OTHER LIABILITIES	11,635	9,500
Total Liabilities	636,674	688,404
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 10,000,000 shares authorized; 3,600,467 and 3,497,445 shares issued and outstanding (excluding shares held in treasury)	36	35
Capital surplus – common stock	25,950	25,108
Retained earnings	32,125	28,504
Treasury stock (49,186 and 47,013 shares)	(598)	(559)
Accumulated other comprehensive income, net	(1,911)	(1,476)
Total stockholders’ equity	55,602	51,612
	$692,276	$740,016
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31,

(In thousands, except per share data)

	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$30,651	$27,069	$18,865
Interest and dividends on investments -
Taxable	9,869	8,012	9,463
Tax-exempt	1,644	1,942	1,604
Dividends	244	241	209
Total interest income	42,408	37,264	30,141
INTEREST EXPENSE:
Deposits	16,445	11,842	6,532
Short-term borrowings	685	757	519
Federal Home Loan Bank advances	4,020	4,613	4,898
Long-term borrowings	201	468	393
Subordinated debentures	2,255	2,036	1,758
Total interest expense	23,606	19,716	14,100
Net interest income	18,802	17,548	16,041
PROVISION FOR CREDIT LOSSES	210	250	175
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,592	17,298	15,866
NON-INTEREST INCOME:
Insurance income	18,337	18,751	17,490
Bank charges and service fees	1,818	2,002	1,900
Gains on sales of loans	1,745	2,312	1,366
Trust and financial services	860	638	486
Brokerage income	231	379	538
Net (losses) gains on sales of securities	(84)	(67)	269
Rental income	54	21	109
Other	830	847	1,292
Total non-interest income	23,791	24,883	23,450
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,491	22,445	21,662
Occupancy	2,669	2,530	2,401
Depreciation and amortization	1,762	1,592	1,640
Office supplies, telephone and postage	1,492	1,446	1,414
Professional services	1,459	2,010	1,325
Data processing	1,163	919	727
Marketing and promotion	1,098	970	1,098
Amortization of intangible assets	1,013	1,175	1,274
FDIC and other assessments	198	226	205
Other	3,250	3,389	3,022
Total non-interest expense	37,595	36,702	34,768
Income before income taxes	4,788	5,479	4,548
Income tax provision	1,167	1,376	1,144
Net income	$3,621	$4,103	$3,404
Dividends on preferred stock	-	(29)	(93)
Income available to common stockholders	$3,621	$4,074	$3,311
Basic Earnings per common share	$1.04	$1.36	$1.18
Diluted earnings per common share	$1.03	$1.34	$1.14
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31

(In thousands)

	2006		2005		2004
NET INCOME		$3,621		$4,103		$3,404
Unrealized loss on cash flow hedge, net	$(363)		$-		$-
Unrealized loss on securities available for sale	(422)		(2,554)		(1,250)
Reclassification adjustment for loss (gain) included in net income	84		67		(269)
Other comprehensive loss, before tax	(701)		(2,487)		(1,519)
Income tax benefit related to items of other comprehensive income	266		945		607
Other comprehensive loss	(435)	(435)	(1,542)	(1,542)	(912)	(912)
TOTAL COMPREHENSIVE INCOME		$3,186		$2,561		$2,492

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31 (in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$3,621	$4,103	$3,404
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	210	250	175
Depreciation and amortization	1,762	1,592	1,640
Amortization of intangible assets	1,013	1,175	1,274
Net amortization of premiums and discounts on investment securities and subordinated debentures	1,131	2,377	2,980
Amortization of share-based compensation	326	164	42
Proceeds from loans recovered	23	192	280
Change in interest receivable and other assets, net	(2,872)	(1,139)	2,192
Losses on disposals of bank premises and equipment, net	112	102	25
Net realized losses (gains) on sales of investment securities	84	67	(269)
Provision for deferred income taxes	370	513	537
Change in dividend distribution payable	30	53	26
Change in other liabilities, net	2,096	(1,102)	147
Originations of loans to be participated	(141,603)	(155,044)	(65,194)
Proceeds from participations of loans	141,603	155,044	65,194
Funding of originations of loans held for sale	(26,579)	(69,155)	(57,792)
Proceeds from sale of loans held for sale	25,176	94,571	30,637
Other	21	362	229
Net cash provided by operating activities	6,524	34,125	(14,473)
INVESTING ACTIVITIES:
Purchase of Federal funds sold, net	(24,000)	-	-
Purchases of investment securities	(26,053)	(27,141)	(89,904)
Proceeds from sales of investment securities	43,691	2,572	74,363
Proceeds from maturities of investment securities	25,053	28,455	38,049
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(102)	(5,341)	(7,862)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	890	7,091	7,917
Net decrease (increase) in participating interests in mortgage loans	45,211	(66,821)	(34,515)
Net increase in loans, excluding participating interests in mortgage loans	(23,617)	(17,143)	(10,670)
Additions to bank premises and equipment	(2,681)	(3,422)	(5,035)
Sales of bank premises and equipment	71	-	-
Proceeds from sale of insurance branch	305	-	-
Cash paid for acquisition of insurance subsidiary, net	(1,527)	-	(462)
Cash paid for acquisition of mortgage company	-	-	(150)
Cash paid for insurance company earnout	(220)	(60)	(6,012)
Cash paid for insurance accounts	(197)	-	-
Other	-	13	153
Net cash provided (used) by in investing activities	36,824	(81,797)	(34,128)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(19,538)	93,447	59,401
Net (decrease) increase in short-term borrowings	(11,707)	(12,281)	2,314
Repayments of Federal Home Loan Bank advances	(20,000)	(275,000)	(397,000)
Proceeds from Federal Home Loan Bank advances	-	260,000	382,000
Repayments of long-term borrowings	(2,682)	(6,229)	(61)
Proceeds from long-term borrowings	-	-	1,500
Proceeds from issuance of stock	-	5,839	-
Proceeds from issuance of preferred stock	-	-	1,500
Redemption of preferred stock	-	(1,250)	(1,750)
Payment of preferred stock dividends	-	(29)	(93)
Purchase of treasury stock	(39)	(29)	(17)
Proceeds involving stock options	12	147	168
Net cash (used) provided by financing activities	(53,954)	64,615	47,962
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,606)	16,943	(639)
CASH AND CASH EQUIVALENTS, beginning of period	28,824	11,881	12,520
CASH AND CASH EQUIVALENTS, end of period	$18,218	$28,824	$11,881
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23,050	$19,026	$13,699
Income taxes paid	$774	$467	$594
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Periods Indicated

(In thousands, except share data)

				Capital			Capital			Accumulated
				Surplus			Surplus			Other
	Preferred Stock			Preferred	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount		Stock	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2003	150	$		$1,500	2,749,196	$28	$17,074	$21,119	$(513)	$978	$40,186
Net income	-		-	-	-	-	-	3,404	-	-	3,404
Other comprehensive loss	-		-	-	-	-	-	-	-	(912)	(912)
Repurchase of preferred stock	(150)		-	(1,500)	-	-	-	-	-	-	(1,500)
Issuance of preferred stock	150		-	1,500	-	-	-	-	-	-	1,500
Repurchase of preferred stock	(25)		-	(250)	-	-	-	-	-	-	(250)
Preferred stock dividends	-		-	-	-	-	-	(93)	-	-	(93)
Impact of share-based compensation	-		-	-	68,023	-	422	-	(17)	-	405
Issuance of common shares	-		-	-	67,657	1	1,105	-	-	-	1,106
BALANCE, December 31, 2004	125		$-	$1,250	2,884,876	$29	$18,601	$24,430	$(530)	$66	$43,846
Net income	-		-	-	-	-	-	4,103	-	-	4,103
Other comprehensive loss	-		-	-	-	-	-	-	-	(1,542)	(1,542)
Repurchase of preferred stock	(125)		-	(1,250)	-	-	-	-	-	-	(1,250)
Preferred stock dividends	-		-	-	-	-	-	(29)	-	-	(29)
Impact of share-based compensation	-		-	-	19,069	-	440	-	(29)	-	411
Issuance of common shares	-		-	-	593,500	6	6,067	-	-	-	6,073
BALANCE, December 31, 2005	-		$-	$-	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-		-	-	-	-	-	3,621	-	-	3,621
Other comprehensive loss	-		-	-	-	-	-	-	-	(435)	(435)
Impact of share-based compensation	-		-	-	64,537	1	359	-	(39)	-	321
Issuance of common shares	-		-	-	38,485	-	483	-	-	-	483
BALANCE, December 31, 2006	-		$-	$-	3,600,467	$36	$25,950	$32,125	$(598)	$(1,911)	$55,602

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. Description of Business and Significant Accounting Policies

Description of Business

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc., and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP operates from 28 locations in Arizona, Colorado, Minnesota, North Dakota and Nevada, providing banking, insurance, and wealth management services to individuals and small and mid-sized businesses.

The consolidated financial statements included herein are for BNCCORP and its subsidiaries. The accounting and reporting policies of BNCCORP and its subsidiaries (collectively, the “Company”) conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The more significant accounting policies are summarized below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BNCCORP and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

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

Allowance for Credit Losses

The Bank maintains its allowance for credit losses at an estimated level considered adequate to provide for probable losses related to specifically identified loans as well as the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. The Bank evaluates the allowance necessary for specific nonperforming loans and also estimates losses in other credit exposures. The resultant three allowance components are as follows:

Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size. Included in problem loans are those nonaccrual or renegotiated loans that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any allowance on impaired loans is generally based on one of three methods, as SFAS 114 requires that impaired loans be measured at either the present value of expected cash flows at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral of the loan. Problem loans also include those credits that have been internally classified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.

Reserves for Homogeneous Loan Pools. The Bank makes a significant number of loans and leases that, due to their underlying similar characteristics, are assessed for loss as “homogeneous” pools. Included in the homogeneous pools are consumer loans and commercial loans under a certain size which have been excluded from the specific reserve allocation as previously discussed. The Bank segments the homogeneous pools by type of loan or lease and, using historical loss information, estimates a loss reserve for each pool.

Qualitative Reserve. The Bank’s senior lending management also allocates reserves for special circumstances which are unique to the measurement period. These include, among other things, prevailing trends and economic conditions in certain geographic, industry or lending segments of the portfolio; management’s assessment of credit risk inherent in the loan portfolio, delinquency data; historical loss experience and peer-group loss history.

Continuous credit monitoring and analysis of loss components are the principal processes relied upon by management to determine changes in estimated credit losses are reflected in the Bank’s allowance for credit losses on a timely basis. Management also considers experience of peer institutions and regulatory guidance in addition to the Bank’s own experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.

Loans, leases and other extensions of credit deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Management’s estimate of the allowance for credit losses is highly dependent upon variables affecting valuation, including, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. These variables are reviewed periodically. Actual losses may vary from the current estimated allowance for credit losses. The provision for credit losses is the amount necessary to adjust the allowance to the level determined appropriate through application of the above processes.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for credit losses that we believe is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors that occur in a particular period.

Qualitative factors include the general economic environment in our markets and the state of certain industries in our market areas. Size and complexity of individual credits, loan structure, the extent and nature of waivers of loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.

Our methodology is, and has been, consistently applied. However, as we add new products, increase in complexity and expand our geographic coverage, we will enhance our methodology to keep pace with the complexity of the loan and lease portfolio. We believe that our systematic methodology continues to be appropriate given our size and level of complexity.

Income Taxes

The Company files consolidated federal and unitary state income tax returns. Deferred income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Such differences can relate to differences in accounting for credit losses, depreciation, unrealized gains and losses on investment securities, deferred compensation and leases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income taxes.

Impairment Testing Related to Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company tests goodwill and other intangible assets for impairment annually or when impairment indicators are present. These tests are required to be conducted at the reporting unit level.

The Company estimates the fair value of the respective reporting units based on recent transactions; multiples of revenues, earnings, and book value; discounted cash flows; the same methodology used to establish the initial purchase price; or the average of several methods.

Goodwill and other intangible assets are impaired when carrying value exceeds fair value. Assessing impairment of the Company’s goodwill and other intangible assets is highly judgmental, dependant upon specific factors used in the valuation analyses. Identified impairment results in a change to earnings. Such charges could materially affect the Company’s results of operations due to the significant amount of goodwill and other intangible assets that must be assessed periodically or when impairment indicators are present.

The effect of any impairment is recorded in earnings in the period it is determined. There was no goodwill impairment recorded during the reporting periods included in these consolidated financial statements.

OTHER SIGNIFICANT ACCOUNTING POLICIES

Investment Securities

Investment securities that the Bank intends to hold for indefinite periods of time as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors are classified as available for sale. Available-for-sale securities are carried at market value. Net unrealized gains and losses, net of deferred income taxes, on investment and mortgage-backed securities available for sale are reported as a separate component of stockholders’ equity until realized (see “Comprehensive Income”). All securities, other than the securities of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), were classified as available for sale as of December 31, 2006 or 2005.

Investment securities that the Bank intends to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a level yield method over the period to maturity. There were no such securities as of December 31, 2006 or 2005.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses on the sale of investment securities are determined using the specific-identification method and recognized in non-interest income on the trade date.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost, which are deemed other than temporary, could result in a charge to earnings and the corresponding establishment of a new cost basis for the security. Such write-downs would be included in non-interest income as realized losses. There were no such write-downs during 2006, 2005 or 2004. Note 4 to these consolidated financial statements includes a summary of investment securities in a loss position at December 31, 2006 and a discussion concerning such securities.

Federal Reserve Bank and Federal Home Loan Bank Stock

Investments in FRB and FHLB stock are carried at cost, which approximates fair value.

Participating Interests in Mortgage Loans

The Bank purchases participating interests in mortgage loans owned by mortgage banking counter parties. The participating interests are generally outstanding for a short duration as funds are advanced to finance loans closed by the counterparties and are repaid when the counterparties sell the loans. The participating interests are stated at the aggregate amount of the loans financed by the counterparties. An allowance for losses is estimated on the participating interests and is included in the allowance for credit losses.

Loans and Leases

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

Loan Origination Fees and Costs

Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan as a yield adjustment. Loan fees representing adjustments of yield are generally deferred and amortized into interest income over the term of the loan using the interest method. Loan commitment fees are generally deferred and amortized into non-interest income on a straight-line basis over the commitment period. Loan fees not representing adjustments of yield are also included in non-interest income.

Mortgage Servicing and Transfers of Financial Assets

The Bank sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2006 and 2005, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $189.0 and $183.8 million, respectively. Many of the loans sold by the Bank are commercial lines of credit, or construction loans, for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing assets or liabilities and/or future interest income retained by the Bank. Upon sale, unearned net loan fees and/or costs are recognized in non-interest income and included in gains on sale of loans.

Premises and Equipment

Land is carried at cost. Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in non-interest income or expense as incurred.

Other Real Estate Owned and Repossessed Property

Real estate properties and other assets acquired through loan foreclosure are included in other assets in the balance sheets, and are stated at the lower of carrying amount or fair value less estimated costs to sell. When an asset is acquired, the excess of the recorded investment in the asset over fair value less estimated costs to sell, if any, is charged to the allowance for credit losses. Management performs valuations periodically. Fair value is generally determined based upon appraisals of the assets involved. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other non-interest expense. The Bank had no outstanding other real estate owned or repossessed property at either December 31, 2006 or December 31, 2005.

Goodwill

Goodwill represents the aggregate excess of the cost of businesses acquired over the fair value of their net assets at dates of acquisition. Goodwill is not amortized, but instead is tested for impairment annually or when impairment indicators are present. Note 9 to these consolidated financial statements includes other disclosures related to goodwill.

Other Intangible Assets

Other intangible assets include premiums paid for deposits assumed, books of business acquired from insurance agencies and other miscellaneous intangibles.

Core deposit intangibles are amortized over their estimated lives of 10 years. Such accounting treatment is consistent with Statement of Financial Accounting Standards No. 147, “Acquisition of Certain Financial Institutions, an Amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

Insurance agency intangibles are being amortized over their estimated lives, generally 10 to 12.5 years for commercial lines and 9 to10 years for personal lines.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company’s other intangible assets with identifiable lives are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or when impairment indicators are present. Note 9 to these consolidated financial statements includes additional information related to the Company’s other intangible assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If impairment is identified, the assets are written down to their fair value through a charge to non-interest expense. No such impairment losses were recorded during 2006, 2005 or 2004.

Securities Sold Under Agreements to Repurchase

From time to time, the Bank enters into sales of securities under agreements to repurchase, generally for periods of less than 90 days. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets as short-term borrowings. The costs of securities underlying the agreements remain in the asset accounts.

Fair Values of Financial Instruments

The Company is required to disclose the estimated fair value of financial instruments for which it is practicable to estimate fair value. Fair value estimates are subjective in nature, involving uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Non-financial instruments are excluded from fair value of financial instrument disclosure requirements. The following methods and assumptions are used by the Company in estimating fair value disclosures for its financial instruments, all of which are issued or held for purposes other than trading.

Cash and Cash Equivalents, Non-interest-Bearing Deposits and Demand Deposits. The carrying amounts approximate fair value due to the short maturity of the instruments. The fair value of deposits with no stated maturity, such as interest checking, savings and money market accounts, is equal to the amount payable on demand at the reporting date.

Investment Securities Available for Sale. The fair value of the Company’s securities equals the quoted market price.

Federal Reserve Bank and Federal Home Loan Bank Stock. The carrying amount of FRB and FHLB stock is their cost, which approximates fair value.

Loans held for sale. The fair value of the Company’s loans held for sale is stated as the lower of cost or market value of the loans.

Participating interests in mortgage loans, Loans and leases held for investment. Fair values of these assets are estimated by discounting future cash flow payment streams using rates at which current loans to borrowers with similar credit ratings and similar loan maturities are being made.

Accrued Interest Receivable. The fair value of accrued interest receivable equals the amount receivable due to the current nature of the amounts receivable.

Derivative Financial Instruments. The fair value of the Company’s derivatives equals the quoted market price.

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

Derivative Financial Instruments

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

Revenue Recognition

The Company recognizes revenue on an accrual basis for interest and dividend income on loans, investment securities, Federal funds sold and interest bearing cash and cash equivalent accounts. Non-interest income is recognized when it has been realized and has been earned. In accordance with existing accounting and industry standards, as well as guidance issued by the Securities and Exchange Commission, the Company considers revenue to be realized or realizable and earned when the following criteria have been met: persuasive evidence of an arrangement exists (generally, there is contractual documentation); delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Additionally, there can be no outstanding contingencies that could ultimately cause the revenue to be passed back to the payor. In the isolated instances where these criteria have not been met, receipts are generally placed in escrow until such time as they can be recognized as revenue.

Earnings Per Common Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Such potential dilutive instruments include stock options and contingently issuable stock. Note 24 to these consolidated financial statements includes disclosure of the Company’s EPS calculations.

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income, which for the Company, is generally comprised of unrealized gains and losses on securities available for sale and unrealized gains and losses on hedging instruments qualifying for cash flow hedge accounting treatment pursuant to SFAS 133, as amended. The Company presents consolidated statements of comprehensive income.

Segment Disclosures

BNCCORP segments its operations into separate business activities: banking operations, insurance operations and wealth management operations. Segment disclosures are provided in Note 16 to these consolidated financial statements.

Share-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company adopted SFAS 123R using the modified prospective transition method. In accordance with this method, the Company’s financial statements for prior periods have not been restated to reflect the impact of SFAS 123R.

At December 31, 2006, the Company had three stock-based employee compensation plans, which are described more fully in Note 27 to these consolidated financial statements.

RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. Effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, an entity is required to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. It also permits a one-time reclassification, at the time of initial adoption, of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value. Separate presentation of servicing assets and liabilities subsequently measured at fair value are required to be disclosed in the statement of financial position. The provisions of SFAS No. 156 were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The impact of adopting SFAS No. 157 on January 1, 2008 is not anticipated to have a material impact on the Company’s results of operations or financial position.

REGULATORY ENVIRONMENT

BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2006, capital levels exceeded minimum capital requirements (see Note 18 to these consolidated financial statements).

RECLASSIFICATIONS

Certain amounts in the financial statements for prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or stockholders’ equity.

NOTE 2. Acquisitions and Divestitures

On March 14, 2007, the Company entered into a purchase and sale agreement with a wholly owned subsidiary of Hub International Limited. Pursuant to the agreement the company expects to sell assets of its insurance agency operations, which have been reported as a segment in Note 16. The transaction is subject to shareholder approval, but is expected to close in the second quarter or early in the third quarter of 2007. In connection with the sale the Company will receive cash proceeds of approximately $37 million and incur costs in excess of $500,000. The following is a summary of the segment results of operations for BNC Insurance for the years ended December 31, (in thousands):

	2006	2005	2004
Income:
Commission Income	$16,929	$16,675	$16,053
Contingent Income	1,408	2,076	1,437
Intercompany Interest Income	225	90	45
Other Income	316	278	809
Total income	18,878	19,119	18,344
Expenses:
Personnel Expense	10,814	10,455	11,282
Amortization and Depreciation	1,195	1,124	1,112
Intercompany Management Fees	1,050	547	427
Other	2,629	3,808	3,115
Total Expenses	15,688	15,934	15,936
Incomes Before Income Tax	3,190	3,185	2,408
Income Tax Expense	1,256	1,243	941
Net Income	$1,934	$1,942	$1,467

Following is a summary of the balance sheets for BNC Insurance as of December 31, (in thousands):

	2006	2005
Assets:
Cash and Cash Equivalents	$7,432	$4,851
Receivable from Customers	2,287	1,083
Intangible Assets, net	29,297	28,074
Other Assets	1,075	1,638
Total Assets	$40,091	$35,646
Liabilities and Stockholder’s Equity:
Accounts Payable	$5,155	$2,684
Intercompany Payable	2,625	2,567
Other Liabilities	3,395	3,903
Total Liabilities	11,175	9,154
Total Stockholder’s Equity	28,916	26,492
Total Liabilities and Stockholder’s Equity	$40,091	$35,646

On May 31, 2006, BNC Insurance acquired substantially all of the assets of an insurance agency located in Phoenix, Arizona. BNCCORP issued 38,485 shares of its common stock in this transaction. The shares were issued as partial consideration for the acquisition. The total purchase price paid for the assets was $2,000,000, of which approximately $1,500,000 was paid in cash and the remainder of which was paid in the shares of BNCCORP common stock. Of the approximately $2.0 million purchase price, approximately $1.1 million was allocated to an identifiable intangible asset and approximately $900,000 was recorded as goodwill. The results of operations of the acquired assets are included in the Company’s consolidated financial statements effective June 1, 2006.

Pursuant to an asset purchase and sale agreement, on December 31, 2005, BNCCORP issued 18,500 shares of common stock to the former owner of an insurance agency for the second installment related to BNC Insurance’s acquisition of certain assets.

NOTE 3. Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserve balances in cash on hand or with the FRB under the Federal Reserve Act and Federal Reserve Board’s Regulation D. required reserve balances were $25,000 as of December 31, 2006 and 2005.

NOTE 4. Investment Securities Available For Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2006 or 2005. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage-backed securities	$10,314	$56	$(109)	$10,261
Collateralized mortgage obligations	157,652	16	(3,821)	153,847
State and municipal bonds	17,727	1,139	-	18,866
	$185,693	$1,211	$(3,930)	$182,974
2005
U.S. government agency mortgage-backed securities	$8,586	$71	$(107)	$8,550
Collateralized mortgage obligations	176,065	37	(4,439)	171,663
State and municipal bonds	44,915	2,111	(54)	46,972
	$229,566	$2,219	$(4,600)	$227,185

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2006, were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through five years	9,872	9,899
Due after five years through ten years	57,158	56,265
Due after ten years	118,663	116,810
Total	$185,693	$182,974

Securities carried at approximately $169.8 million and $214.6 million at December 31, 2006 and 2005, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings with the FHLB and repurchase agreements with customers. Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Sales proceeds	$43,691	$2,572	$74,363
Gross realized gains	644	-	886
Gross realized losses	(728)	(67)	(617)

The following table shows the Company’s investments’ gross unrealized losses and fair value; aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (amounts are in thousands):

	Less than 12 months			12 months or more			Total
Description of Securities	#	Fair Value	Unrealized Loss	#	Fair Value	Unrealized Loss	#	Fair Value	Unrealized Loss
U.S. government agency mortgage-backed securities	3	$489	$(12)	5	$3,823	$(97)	8	$4,312	$(109)
Collateralized mortgage obligations	9	23,523	(148)	23	129,445	(3,673)	32	152,968	(3,821)
Total temporarily impaired securities	12	$24,012	$(160)	28	$133,268	$(3,770)	40	$157,280	$(3,930)

In reaching the conclusion that the impairments disclosed in the table above are temporary and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. There were eight U.S. government agency mortgage-backed securities with unrealized losses, four issued and guaranteed by GNMA, the other four by FNMA. There were 32 collateralized mortgage obligations with unrealized losses, 30 of which are issued and guaranteed by FNMA or FHLMC and two that were issued and guaranteed by GNMA. The sum of the fair value of the 23 collateralized mortgage obligation positions that have been in a continuous unrealized loss position for 12 months or more as of December 31, 2006 was only 2.76 percent below the sum of their amortized cost. None of the impairments were due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the impairments is, in general, attributable to changes in interest rates.

NOTE 5. Federal Reserve Bank and Federal Home Loan Bank Stock

The carrying amounts of FRB and FHLB stock, which approximate their fair values, consisted of the following as of December 31 (in thousands):

	2006	2005
Federal Reserve Bank Stock, at cost	$1,297	$1,275
Federal Home Loan Bank Stock, at cost	3,706	4,516
Total	$5,003	$5,791

There is no contractual maturity on these investments; they represent required regulatory investments.

NOTE 6. Loans and Leases

The composition of loan and leases, including participating interests in mortgage loans was as follows as of December 31 (in thousands):

	2006	2005
Commercial and industrial	$100,127	$88,467
Real estate:
Mortgage	124,551	122,785
Construction	89,619	80,296
Agricultural	14,286	12,706
Consumer	3,939	4,638
Lease financing	1,800	2,131
Other	298	80
Subtotal	334,620	311,103
Participating interests in mortgage loans	56,125	101,336
Total gross loans held for investment	390,745	412,439

Geographic Location and Types of Loans

Loans were to borrowers located in the following market areas as of December 31:

	2006		2005
North Dakota	$126,425	32%	$108,535	26%
Arizona	123,845	32	183,103	45
Minnesota	110,685	28	100,400	24
Other	29,790	8	20,401	5
Totals	$390,745	100%	$412,439	100%

Commercial and industrial loan borrowers are generally small- and mid-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Real estate loans are fixed or variable rate and include both amortizing and revolving line-of-credit loans. Real estate mortgage loans include various types of loans for which the Bank holds real property as collateral. Agricultural loans include loans to grain and/or livestock producers, agricultural real estate loans, machinery and equipment and other types of loans. Loans to consumers are both secured and unsecured. Lease financing represents credit to borrowers under direct finance lease obligations. The Bank also extends financing to lease companies, securing the loan with an assignment of lease payments and a security filing against the underlying asset of the lease. These loans are classified as lease financing but are not direct finance lease obligations. Single- and multi-family residential mortgage loans totaling $11.8 and $8.4 million at December 31, 2006 and 2005, respectively, were pledged as collateral for FHLB borrowings. Commercial loans totaling $26.9 and $40.9 million at December 31, 2006 and 2005, respectively, were pledged as collateral for borrowings, including FHLB borrowings.

Concentrations of Credit

The Bank’s credit policies emphasize diversification of risk among industries, geographic areas and borrowers. The only concentrations of loans exceeding 10 percent of total loans at December 31, 2006 were real estate loans, such as loans to non-residential and apartment building operators and lessors of real property ($106.5 million), construction loans ($42.8 million) and mortgage loans in transit ($56.1 million). Loans within these categories are diversified across different types of borrowers, geographically dispersed, and secured by many different types of real estate and other collateral. Participating interests in mortgage loans in transit are collateralized by individual residential loans.

Impaired Loans

As of December 31, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

	2006		2005
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans -
Valuation allowance required	$1,259	$274	$1,469	$300
No valuation allowance required	-	-	-	-
Total impaired loans	$1,259	$274	$1,469	$300

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

The valuation allowance on impaired loans is included in the Bank’s allowance for credit losses. The average recorded investment in impaired loans, and approximate interest income recognized for such loans, were as follows for the years ended December 31 (amounts in thousands):

	2006	2005	2004
Average recorded investment in impaired loans	$1,794	$2,430	$4,991
Interest income recognized on impaired loans	$149	$212	$273
Average recorded investment in impaired loans as a percentage of average total loans excluding participating interest in mortgage loans	0.54%	0.80%	1.80%

Past Due, Nonaccrual and Restructured Loans

As of December 31, 2006 and 2005, the Bank had $0 of loans past due 90 days or more and still accruing interest. As of December 31, 2006 and 2005, the Bank had $100,000 and $143,000, respectively, of nonaccrual loans and no restructured loans (included as impaired loans above). The following table indicates the effect on income if interest on such loans outstanding at year end had been recognized at original contractual rates during the year ended December 31 (in thousands):

	2006	2005	2004
Interest income that would have been recorded	$8	$14	$72
Interest income recorded	-	-	43
Effect on interest income	$8	$14	$29

Loans to Related Parties

Note 22 to these consolidated financial statements includes information relating to loans to executive officers, directors, principal shareholders and associates of such persons.

Leases

The Bank extends credit to borrowers under direct finance lease obligations. The direct finance lease obligations are stated at their outstanding principal amount net of unearned income and net unamortized deferred fees and costs. At December 31, 2006, the total minimum annual lease payments for direct finance lease obligations with remaining terms of greater than one year were as follows (in thousands):

2007	$387
2008	387
2009	297
2010	65
2011	32
Total future minimum lease payments	1,168
Unguaranteed residual values	325
Total all payments	1,493
Unearned income	(152)
Net outstanding principal amount	$1,341

NOTE 7. Allowance for Credit Losses

Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Balance, beginning of year	$3,188	$3,335	$4,763
Provision for credit losses	210	250	175
Loans charged off	(51)	(589)	(1,883)
Loans recovered	23	192	280
Balance, end of year	$3,370	$3,188	3,335

NOTE 8. Premises and Equipment

Premises and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Land and improvements	$6,717	$6,761
Buildings and improvements	14,978	13,818
Leasehold improvements	2,044	1,731
Furniture, fixtures and equipment	11,084	10,250
Total cost	34,823	32,560
Less accumulated depreciation and amortization	(10,537)	(9,046)
Net premises, leasehold improvements and equipment	$24,286	$23,514

Depreciation and amortization expense on premises and equipment charged to continuing operations totaled approximately $1.8, $1.6 and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 9. Goodwill and Other Intangible Assets

The Company completed its annual goodwill impairment assessment during the second quarter of 2006 and concluded that goodwill and other intangibles were not impaired as of June 30, 2006. No subsequent events have occurred that would change the conclusion reached.

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2006 is presented in the table below (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Insurance books of business intangibles	10,363	3,526	6,837
Other	1,335	1,065	270
Total	$11,698	$4,591	$7,107

Amortization expense for intangible assets was $1.0, $1.2 and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table shows the estimated amortization expense, for the next five years, for amortized intangible assets existing on the Company’s books at December 31, 2006 (in thousands). Projections of amortization expense are based on existing asset balances as of December 31, 2006. Actual amortization expense may differ significantly depending upon changes in market conditions:

	Insurance Commercial and Personal Books of Business Intangibles	Other	Total
Year ended December 31,
2007	$900	$182	$1,082
2008	900	62	962
2009	900	26	926
2010	900	-	900
2011	900	-	900

The following table shows the change in goodwill, by reporting segment, between January 1, 2006 and December 31, 2006 (in thousands):

	Segment
	Banking	Insurance	Total
Balance, January 1, 2006	$410	$21,429	$21,839
Increase attributable to acquisitions	-	862	862
Goodwill attributable to earnout payments	-	220	220
Goodwill sale of insurance agency	-	(178)	(178)
Balance, December 31, 2006	$410	$22,333	$22,743

NOTE 10. Deposits

The scheduled maturities of time deposits as of December 31, 2006 are as follows (in thousands):

2007	$178,491
2008	8,980
2009	2,085
2010	931
2011	627
Thereafter	546
$191,660

At December 31, 2006 and 2005, the Bank had $200,000 and $1.9 million, respectively, of time deposits that had been acquired in the national market and $0 and $24.3 million, respectively, of time deposits that had been acquired through a broker.

Deposits Received from Related Parties

Note 22 to these consolidated financial statements includes information relating to deposits received from executive officers, directors, principal shareholders and associates of such persons.

NOTE 11. Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) as of December 31 (in thousands):

	2006	2005
Federal funds purchased and U. S. Treasury tax and loan retainer	$2,269	$7,090
Repurchase agreements with customers, renewable daily, interest payable monthly, rates ranging from 2.45% to 5.00% in 2006, and 2.00% to 5.13% in 2005, secured by government agency collateralized mortgage obligations	7,440	14,326
	$9,709	$21,416

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2006 and 2005 was 4.81% and 3.98% respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customers are required, or desire, to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2006, $7.4 million of securities sold under repurchase agreements, with a weighted average interest rate of 4.75%, maturing in 2007, were collateralized by government agency collateralized mortgage obligations having a carrying value of $22.3 million, a market value of $22.3 million and unamortized principal balances of $22.8 million.

As of December 31, 2006, the Bank had established three additional federal funds purchased lines with correspondent banks, totaling $17.5 million. At December 31, 2006, the Bank had not drawn on these lines. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

NOTE 12. Federal Home Loan Bank Advances

FHLB advances consisted of the following at December 31 (amounts are in thousands):

	2006		2005
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2006	$-	-%	$20,000	2.06%
2009	10,000	5.64	10,000	5.64
2010	52,200	6.09	52,200	6.09
	$62,200	6.02%	$82,200	5.05%

Some of the advances listed above have call provisions that allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2006, the Bank had $62.2 million of callable FHLB advances all callable quarterly during the first quarter of 2007.

At December 31, 2006 the advances from the FHLB were collateralized by the Bank’s mortgage loans with unamortized principal balances of approximately $38.7 million resulting in a FHLB collateral equivalent of $24.5 million. In addition, the advances from the FHLB were collateralized by securities with unamortized principal balances of approximately $111.3 million. The Bank has the ability to draw additional advances of $68.4 million based upon the mortgage loans and securities that are currently pledged, subject to a requirement to purchase additional FHLB stock.

NOTE 13. Long-Term Borrowings

The following table sets forth selected information for long-term borrowings (borrowings with an original maturity of greater than one year) as of December 31 (in thousands):

	2006	2005
Note payable to the Bank of North Dakota, principal and interest due each March 31, beginning on March 31, 2005 and ending March 31, 2019, interest payable at 30-day LIBOR plus 2.45%, secured by the stock of BNC National Bank	$1,167	$3,833
Other	-	17
	$1,167	$3,850

The maturity schedule of the above note payable is as follows:

2007	$667
2008	$500

The loan from the Bank of North Dakota includes various covenants that are primarily operational rather than financial in nature. As of December 31, 2006, the Company was in compliance with these covenants.

BNCCORP also has a $6.0 million established line of credit with the Bank of North Dakota. Interest is payable annually at 30-day LIBOR plus 2.20 percent; maturity is October 20, 2008. No funds were drawn on the line as of December 31, 2006 or 2005.

NOTE 14. Guaranteed Preferred Beneficial Interest’s in Company’s Subordinated Debentures

In July 2001, BNCCORP established a special purpose trust, BNC Statutory Trust II, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 7.29 percent and adjust quarterly to a rate equal to three-month LIBOR plus 3.58 percent. The interest rate at December 31, 2006 was 8.96 percent. Prior to July 31, 2011, the rate shall not exceed 12.50 percent. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of BNCCORP. The trust preferred securities are subject to mandatory redemption on July 31, 2031. On or after July 31, 2006, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval, at declining redemption prices.

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

The trust preferred securities may provide BNCCORP with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if BNCCORP itself were to issue preferred stock because BNCCORP is allowed to deduct, for income tax purposes, amounts paid in respect of the debentures and ultimately distributed to the holders of the trust preferred securities. The sole assets of the special purpose trusts are the debentures. BNCCORP owns all of the common securities of the trusts. The common securities and debentures, along with the related income effects, are eliminated within the consolidated financial statements. The preferred securities issued by the trust rank senior to the common securities. For presentation in the consolidated balance sheet, the securities are shown net of discount and direct issuance costs. Concurrent with the issuance of the preferred securities by the trusts, BNCCORP fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities.

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

NOTE 15. Stockholders’ Equity

BNCCORP and the Bank are subject to certain minimum capital requirements (see Note 18 to these consolidated financial statements). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency (“OCC”), the Bank’s principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank’s net profits from the current year plus retained net profits for the preceding two years. At December 31, 2006 approximately $11.9 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

On September 21, 2005, BNCCORP issued 575,000 shares of its common stock in a private placement offering resulting in gross proceeds of $6.61 million. Sandler O’Neill & Partners, L.P. served as the exclusive placement agent and received a fee of 7.00 percent of the gross proceeds, plus reasonable out-of-pocket expenses. The net proceeds were approximately $5.84 million.

On April 27, 2005, BNCCORP repurchased 100 shares of its noncumulative preferred stock from a trust controlled by Richard W. Milne, Jr. for cash. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

On February 15, 2005, BNCCORP repurchased 25 shares of its noncumulative preferred stock from trusts controlled by Richard W. Milne, Jr. and Terrence M. Scali for cash. The repurchased shares had a preferential noncumulative dividend at an annual rate of 8.00 percent and a preferred liquidation value of $10,000 per share.

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

NOTE 16. Segment Disclosures

The Company segments its operations into three separate business activities, based on the nature of the products and services for each segment: banking operations, insurance operations and wealth management operations.

Banking operations provide traditional banking services to individuals and small- and mid-sized businesses, such as accepting deposits, consumer lending, mortgage banking activities and making commercial loans. The mortgage and commercial banking activities include the origination and purchase of loans as well as the sale to and servicing of commercial loans for other institutions.

Insurance operations provide a full range of insurance brokerage services including commercial insurance, surety bonds, employee benefits-related insurance, personal insurance and claims management.

Wealth management operations provide securities brokerage, trust and other financial services to individuals and businesses. Brokerage investment options include individual equities, fixed income investments and mutual funds. Trust and financial services provide a wide array of trust and other financial services including personal trust administration services, financial, tax, business and estate planning, estate administration, agency accounts, employee benefit plan design and administration, individual retirement accounts (“IRAs”), including custodial self-directed IRAs, asset management, tax preparation, accounting and payroll services.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the years ended December 31 (in thousands):

	2006					2006
	Banking	Insurance	Wealth Mgmt	Holding Co.	Totals	Intersegment Elimination	Consolidated Total
Net interest income	$20,001	$225	$999	$(2,492)	$18,733	$69	$18,802
Other revenue-external customers	4,049	18,652	1,264	84	24,049	(258)	23,791
Segment profit (loss)	3,751	1,934	(356)	(1,708)	3,621	-	3,621
Segment assets	623,384	40,091	28,660	82,792	774,927	(82,651)	692,276
Efficiency Ratios	78.04%	83.10%	125.59%	-79.15%	91.63%	-	88.27%

	2005					2005
	Banking	Insurance	Wealth Mgmt	Holding Co	Totals	Intersegment Elimination	Consolidated Total
Net interest income	$19,324	$91	$589	$(2,516)	$17,488	$60	$17,548
Other revenue-external customers	4,796	19,030	1,019	160	25,005	(122)	24,883
Segment profit (loss)	4,014	1,942	(183)	(1,670)	4,103	-	4,103
Segment assets	662,918	35,646	41,460	81,245	821,269	(81,253)	740,016
Efficiency Ratios	77.35%	83.33%	124.94%	(54.80)%	89.17%		86.50%

NOTE 17. Derivatives

The Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7 percent. At December 31, the prime rate was 8.25 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At December 31, 2006, the fair value of the floor was $188,000, which was included in other assets. The change in unrealized losses of $363,000, net, during the twelve months ended December 31, 2006, for the derivative designated as a cash flow hedge, is separately disclosed in the statement of changes in comprehensive income. No hedge ineffectiveness on the cash flow hedge was recognized during the year. The entire loss on the derivative was included in the assessment of the effectiveness.

NOTE 18. Regulatory Capital

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

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Under current regulatory capital regulations, BNCCORP’s subordinated debentures qualify as Tier 1 capital for purposes of the consolidated capital calculations up to 25 percent of Tier 1 capital prior to the deduction of intangible assets. The remainder of the subordinated debentures qualify as Tier 2 capital provided that the total of Tier 2 capital does not exceed Tier 1 capital. As of December 31, 2006, $19.2 million of the subordinated debentures qualified as Tier 1 capital with the remaining $3.5 million qualifying as Tier 2 capital. As of December 31, 2005, $17.7 million of the subordinated debentures qualified as Tier 1 capital with the remaining $4.9 million qualifying as Tier 2 capital.

As of December 31, 2006, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual capital amounts and ratios of BNCCORP and the Bank as of December 31 are also presented in the tables (amounts are in thousands):

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2006
Total Capital (to risk-weighted assets):
Consolidated	$53,744	10.89%	$39,488	>8.0%	$	N/A	N/A
BNC National Bank	54,008	10.94	39,489	>8.0		49,362	>10.0%
Tier 1 Capital (to risk-weighted assets):
Consolidated	46,833	9.49	19,744	>4.0		N/A	N/A
BNC National Bank	50,638	10.26	19,745	>4.0		29,617	>6.0
Tier 1 Capital (to average assets):
Consolidated	46,833	7.12	26,306	>4.0		N/A	N/A
BNC National Bank	50,638	7.70	26,301	>4.0		32,877	>5.0
2005
Total Capital (to risk-weighted assets):
Consolidated	$50,186	10.12%	$39,673	>8.0%	$	N/A	N/A
BNC National Bank	52,925	10.67	39,686	>8.0		49,607	>10.0%
Tier 1 Capital (to risk-weighted assets):
Consolidated	42,045	8.48	19,836	>4.0		N/A	N/A
BNC National Bank	49,737	10.03	19,843	>4.0		29,764	>6.0
Tier 1 Capital (to average assets):
Consolidated	42,045	5.90	28,503	>4.0		N/A	N/A
BNC National Bank	49,737	6.98	28,499	>4.0		35,624	>5.0

The change in capital ratios over the 12-month period ended December 31, 2006 reflected a decrease in total risk-weighted assets, for the consolidated group, to $493.6 million at December 31, 2006 from $495.9 million at December 31, 2005 and, for the bank, to $493.6 million at December 31, 2006 from $496.1 million at December 31, 2005. Earnings also contributed to the increase in capital ratios.

NOTE 19. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows as of December 31

(in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$18,218	$18,218	$28,824	$28,824
Federal Funds Sold	24,000	24,000	-	-
Investment securities available for sale	182,974	182,974	227,185	227,185
Federal Reserve Bank and Federal Home Loan Bank stock	5,003	5,003	5,791	5,791
Loans held for sale	1,669	1,669	266	266
Participating interests in mortgage loans	56,125	56,125	101,336	101,336
Loans and leases held for investment, excluding participating interests in mortgage loans, net	330,564	325,844	307,180	302,834
Accrued interest receivable	3,309	3,309	3,330	3,330
Derivative financial instruments	188	188	-	-
	622,050	$617,330	673,912	$669,566
Other assets	70,226		66,104
	$692,276		$740,016
Liabilities and Stockholders’ Equity:
Deposits, non-interest-bearing	$84,184	$84,184	$72,977	$72,977
Deposits, interest-bearing	445,068	445,376	475,813	476,176
Borrowings and advances	73,076	74,668	107,466	109,791
Accrued interest payable	2,830	2,830	2,274	2,274
Guaranteed preferred beneficial interests in Company’s subordinated debentures	22,711	23,300	22,648	23,682
	627,869	$630,358	681,178	$684,900
Other liabilities	8,805		7,226
Stockholders’ equity	55,602		51,612
	$692,276		$740,016
Financial instruments with off-balance-sheet risk:
Commitments to extend credit		$416		$388
Standby and commercial letters of credit		123		130
		$539		$518

NOTE 20. Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer, provided there is no violation of any condition in the contract, and are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents the Bank’s exposure to credit loss in the event of default by the borrower; however, at December 31, 2006 based on current information, no losses were anticipated as a result of these commitments. The Bank manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments based on management’s credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Bank expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Bank’s future liquidity requirements related to such commitments.

The participating interests in mortgage loans has two counterparty relationships. There is no limit to our loan commitment in one of these relationships.

Standby and Commercial Letters of Credit

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Bank’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount; however, at December 31, 2006, based on current information, no losses were anticipated as a result of these commitments. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Bank to fund letters of credit may not occur, the Bank expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

The contractual amounts of these financial instruments were as follows as of December 31 (in thousands):

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$10,458	$124,297	$9,613	$128,050
Standby and commercial letters of credit	148	12,157	320	12,672

NOTE 21. Guarantees and Contingent Consideration

Guaranteed Preferred Beneficial Interests In Company’s Subordinated Debentures

BNCCORP, concurrent with the issuance of preferred securities by BNC Capital Trust I and by BNC Statutory Trust II, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities (See Note 14 for a description of the trusts). There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees, BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

Performance Standby Letters of Credit

As of December 31, 2006 and 2005, the Bank had outstanding $5.7 million and $9.7 million of performance standby letters of credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, the Bank could, in the event of the account party’s nonperformance, be required to pay a maximum of the amount of issued letters of credit. The Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party’s creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management’s credit evaluation of the account party. These guarantees are recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Financial Standby Letters of Credit

As of December 31, 2006 and 2005, the Bank had outstanding $46.4 and $36.3 million of financial standby letters of credit. $40.0 million was participated to other financial institutions at December 31, 2006. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the account party’s nonperformance, be required to pay a maximum of the amount of issued letters of credit. The Bank has recourse against the account party up to and including the amount of the financial standby letter of credit. The Bank evaluates each account party’s creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management’s credit evaluation of the account party. These guarantees are recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

NOTE 22. Related-Party/Affiliate Transactions

The Bank has entered into transactions with related parties, such as opening deposit accounts for and extending credit to, employees of the Company. In the opinion of management, such transactions have been fair and reasonable to the Bank and have been entered into under terms and conditions substantially the same as those offered by the Bank to unrelated parties.

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, which exceeded $60,000, were $1.3 million and $2.7 million at December 31, 2006 and 2005, respectively. During 2006, there was one loan, which was originated and subsequently sold for $1.0 million. The total amount of deposits received from these parties was $1.4 million and $2.9 million at December 31, 2006 and 2005, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. See Note 15 for additional related party transaction that occurred.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2006, BNCCORP and its affiliates were in compliance with these requirements.

NOTE 23. Income Taxes

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$595	$637	$105
State	202	226	166
	797	863	271
Deferred:
Federal	293	396	725
State	77	117	148
	370	513	873
Total	$1,167	$1,376	$1,144

The provision for federal income taxes expected at the statutory rate differs from the actual provision for the years ended December 31 (in thousands):

	2006	2005	2004
Tax at 34% statutory rate	$1,628	$1,863	$1,547
State taxes (net of Federal benefit)	197	221	191
Tax-exempt interest	(490)	(589)	(501)
Increase in cash surrender value of bank-owned life insurance	(158)	(150)	(158)
Tax benefit as a result of the lapse of an uncertain tax position	(88)	-	-
Other, net	78	31	65
	$1,167	$1,376	$1,144

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2006	2005
Deferred tax asset:
Loans, primarily due to differences in accounting for credit losses	1,208	$1,134
Difference between book and tax amortization of branch premium acquisition costs	295	383
Unrealized loss on securities available for sale	1,171	905
Alternative minimum tax credits	288	231
Other	331	261
Deferred tax asset	3,293	2,914
Deferred tax liability:
Leases, primarily due to differences in accounting for leases	430	324
Difference between book and tax amortization of acquired intangibles	1,880	1,394
Premises and equipment, primarily due to differences in original cost basis and depreciation	759	895
Deferred tax liability	3,069	2,613
Valuation allowance	(271)	(300)
Net deferred tax (liability) asset	$(47)	$1

The valuation allowance primarily represents the tax benefits of a certain state net operating loss carryforward which may expire without being utilized. During 2006, the valuation allowance decreased $29,000 due to the expiration of a portion of these benefits.

NOTE 24. Earnings Per Share

The following table shows the amounts used in computing EPS and the effect on weighted average number of shares of potential dilutive common stock issuances:

Net income per share was calculated as follows:
	2006	2005	2004
Denominator for basic earnings per share:
Average common shares outstanding	3,473,670	2,988,440	2,813,531
Dilutive common stock options	41,039	59,699	82,710
Denominator for diluted earnings per share	3,514,709	3,048,139	2,896,241
Numerator: Net income attributable to common shareholders	$3,621	$4,074	$3,311
Net income per share
Basic	$1.04	$1.36	$1.18
Diluted	$1.03	$1.34	$1.14

The following options, with exercise prices ranging from $17.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company’s common stock for the period:

	2006	2005	2004
Quarter ended March 31	57,450	60,550	3,250
Quarter ended June 30	55,800	57,550	61,850
Quarter ended September 30	55,800	57,450	61,850
Quarter ended December 31	55,800	57,450	60,550

NOTE 25. Benefit Plans

BNCCORP has a qualified, tax-exempt 401(k) savings plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Under the plan, eligible employees may elect to defer up to 50 percent of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries provide matching contributions of up to 50 percent of employee deferrals up to a maximum employer contribution of five percent of employee compensation. Generally, all participant contributions and earnings are fully and immediately vested. The Company makes its matching contribution during the first calendar quarter following the last day of each calendar year and an employee must be employed by the Company on the last day of the calendar year in order to receive the current year’s employer match. The anticipated matching contribution is expensed monthly over the course of the calendar year based on employee contributions made throughout the year. The Company made matching contributions of $551,000, $465,000 and $368,000 for 2006, 2005 and 2004, respectively. In addition, the Company made an employer discretionary contribution of $5,000 for 2005. Under the investment options available under the 401(k) savings plan, employees may elect to invest their salary deferrals in BNCCORP common stock. At December 31, 2006, the assets in the plan totaled $16.7 million and included $2.2 million (172,958 shares) invested in BNCCORP common stock.

NOTE 26. Commitments and Contingencies

Employment Agreements and Noncompete Covenants

The Company has entered into employment agreements with its chairman of the board and president and chief executive officer (the “Executives”). The Executives will be paid minimum annual salaries throughout the terms of the agreements and annual incentive bonuses as may, from time to time, be fixed by the Board. The Executives will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if their status as employees with the Company is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of BNCCORP, as defined in the agreements, then the Executives will be paid a lump-sum amount equal to three times their current annual compensation.

In 2006, the company entered into an employment agreement with the chairman and president of BNC Insurance. The Insurance Executive will be paid a minimum annual salary throughout the term of the agreement and annual incentive bonuses as may, from time to time, be fixed by the Board. The Insurance Executive will also be provided with benefits under any employment benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreements, if their status as employees with the Company is terminated for any reason other than death, disability, cause, as defined in the agreements, or if they terminate their employment for good reason, as defined in the agreements, or following a change in control of BNCCORP, as defined in the agreements, then the Executive will be paid a lump-sum amount equal to two times his current annual compensation.

Leases

The Bank has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2006, 2005 and 2004, was $1.1 million, $1.0 million and

$993,000, respectively, for facilities, and $225,000, $198,000 and $157,000, respectively, for equipment and other items. At December 31, 2006, the total minimum annual base lease payments for operating leases were as follows (amounts are in thousands):

2007	$1,041
2008	648
2009	422
2010	384
2011	213
Thereafter	1,825

NOTE 27. Share-Based Compensation

Share-Based Compensation

The Company has three share-based plans for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the 1995 Stock Incentive Plan, the aggregate number of options and shares granted can not exceed 250,000 shares. Under the 2002 Stock Incentive Plan, the aggregate number of shares can not exceed 125,000 shares. Under the 2006 Stock Incentive Plan, the aggregate number of shares can not exceed 200,000 shares. Pursuant to each plan, the compensation committee may grant options at prices equal to the fair value of the stock at the grant date.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company utilizes the Black-Scholes valuation model to determine the fair value of the stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company recognized share-based compensation expense of $338,000 for the 12 months ended December 31, 2006, and $214,000 for the twelve months ended December 31, 2005. No stock options were granted during these periods.

At December 31, 2006, the Company had $1.1 million of unamortized restricted stock compensation. At December 31, 2005 the Company had approximately $627,000 of unamortized restricted stock compensation. Restricted shares of stock issued to employees in the third quarter of 2006 have vesting and amortization periods of at least three years. At December 31, 2006 and December 31, 2005, the company had approximately $0 and $12,000, respectively, of unrecognized share-based compensation expense related to stock options.

Prior to January 1, 2006, the company accounted for the stock options under APB 25, accounting for employee share options at intrinsic value, which provided that no compensation expense was charged for options granted at an exercise price equal to market value of the stock on the grant date. If FAS 123R had been applied for the twelve months ended December 31, 2005 and 2004, the Company’s pro forma net income and earnings per share would have been as follows:

	2005	2004
Net income available to common shareholders	$4,074	$3,311
Add: total stock-based employee compensation expense included in reported net income, net of related tax effects	151	114
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(190)	(154)
Pro forma net income	$4,035	$3,271
Earnings per share:
Basic-as reported	$1.36	$1.18
Basic – pro forma	1.32	1.13
Diluted – as reported	1.34	1.14
Diluted – pro forma	1.30	1.10

Following is a summary of restricted stock transactions for the years ended December 31:

	2006		2005		2004
	Number Restricted Stock Shares	Weighted Average Grant Date Fair Value	Number Restricted Stock Shares	Weighted Average Grant Date Fair Value	Number Restricted Stock Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	49,500	$15.25	53,250	$16.09	24,500	$15.83
Granted	65,000	11.90	22,500	14.49	43,000	16.00
Vested	(14,000)	15.34	(6,750)	15.99	(14,250)	15.38
Forfeited	-	-	(19,500)	16.36	-	-
Nonvested end of year	100,500	13.07	49,500	15.25	53,250	16.09

Following is a summary of stock option transactions for the years ended December 31:

	2006		2005		2004
	Options to Purchase Shares	Weighted Average Exercise Price	Options to Purchase Shares	Weighted Average Exercise Price	Options to Purchase Shares	Weighted Average Exercise Price
Outstanding, beginning of year	118,250	$11.50	143,841	$11.22	173,285	$10.41
Granted	-	-	-	-	2,000	14.00
Exercised	(2,600)	5.95	(17,891)	8.59	(26,044)	6.48
Forfeited	(1,650)	17.30	(7,700)	13.00	(5,400)	9.05
Outstanding, end of year	114,000	11.49	118,250	11.50	143,841	11.22
Exercisable, end of year	114,000	11.49	100,650	12.41	105,341	12.90
Weighted average fair value of options:
Granted	$-		$-		$7.53
Exercised	$2.87		$4.21		$3.13
Forfeited	$7.20		$6.14		$4.45

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value of options granted for the year ended December 31, 2004:

Dividend yield	0.00%
Risk-free interest rate – seven-year treasury yield	3.75%
Volatility	36.24%
Expected life	7.0	years

Following is a summary of the status of options outstanding at December 31, 2006:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options with exercise prices ranging from:
$17.00 to $17.75	55,800	1 year	$17.03	55,800	$17.03
$5.94 to $10.00	58,200	4.3 years	6.26	58,200	6.26
	114,000			114,000

NOTE 28. Condensed Financial Information-Parent Company Only

Condensed financial information of BNCCORP on a parent company only basis is as follows:

Parent Company Only

Condensed Balance Sheets

As of December 31

(In thousands, except per share data)

	2006	2005
Assets:
Cash and cash equivalents	$885	$1,615
Investment in subsidiaries	79,127	77,544
Receivable from subsidiaries	575	334
Deferred charges and intangible assets, net	154	154
Other	140	122
	$80,881	$79,769
Liabilities and stockholders’ equity:
Subordinated debentures	$22,777	$22,743
Long term note	1,167	3,833
Accrued expenses and other liabilities	1,335	1,581
	$25,279	$28,157
Common stock, $.01 par value – 10,000,000 shares authorized; 3,600,467 and 3,497,445 shares issued and outstanding (excluding shares held in treasury)	36	35
Capital surplus – common stock	25,950	25,108
Retained earnings	32,125	28,504
Treasury stock (49,186 and 47,013 shares)	(598)	(559)
Accumulated other comprehensive income, net of income taxes	(1,911)	(1,476)
Total stockholders’ equity	55,602	51,612
	$80,881	$79,769

Parent Company Only

Condensed Statements of Income

For the Years Ended December 31

(In thousands)

	2006	2005	2004
Income:
Management fee income	$1,417	$1,023	$918
Interest	28	44	28
Other	84	160	88
Total income	1,529	1,227	1,034
Expenses:
Interest	2,520	2,560	2,197
Personnel expense	746	545	626
Legal and other professional	708	332	376
Depreciation and amortization	8	10	10
Other	445	403	416
Total expenses	4,427	3,850	3,625
Loss before income tax benefit and equity in undistributed income of subsidiaries	(2,898)	(2,623)	(2,591)
Income tax benefit	1,190	953	888
Loss before equity in undistributed income of subsidiaries	(1,708)	(1,670)	(1,703)
Equity in undistributed income of subsidiaries	5,329	5,773	5,107
Net income	$3,621	$4,103	$3,404

Parent Company Only

Condensed Statements of Cash Flows

For the Years Ended December 31

(In thousands)

	2006	2005	2004
Operating activities:
Net income	$3,621	$4,103	$3,404
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	8	10	10
Equity in undistributed income of subsidiaries	(5,329)	(5,773)	(5,107)
Change in receivables and other assets	(277)	718	(410)
Change in accrued expenses and other liabilities	238	536	331
Other	44	88	87
Net cash used in operating activities	(1,695)	(318)	(1,685)
Investing activities:
Increase (decrease) in investment in subsidiaries	3,311	267	(1,085)
Additions to premises and equipment, net	-	(5)	(8)
Net cash provided by (used) in investing activities	3,311	262	(1,093)
Financing activities:
Payments of long term borrowings	(2,666)	(6,167)	-
Proceeds from long-term borrowings	-	-	1,500
Proceeds from issuance of preferred stock	-	-	1,500
Repurchase of preferred stock	-	(1,250)	(1,750)
Proceeds from issuance of common stock		5,839	1,072
Proceeds from issuance of share-based compensation	359	440	439
Payment of preferred stock dividends	-	(29)	(93)
Purchase of treasury stock	(39)	(29)	-
Net cash (used) provided by financing activities	(2,346)	(1,196)	2,668
Net decrease in cash and cash equivalents	(730)	(1,252)	(110)
Cash and cash equivalents, beginning of year	1,615	2,867	2,977
Cash and cash equivalents, end of year	$885	$1,615	$2,867
Supplemental cash flow information:
Interest paid	$2,701	$2,463	$1,871
Income tax payments received from subsidiary bank, net of income taxes paid	$1,050	$1,338	$512

NOTE 29. Quarterly Financial Data

	2006
	(unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,361	$10,670	$10,689	$10,688
Interest expense	5,665	5,770	6,035	6,135
Net interest income	4,696	4,900	4,654	4,553
Provision for credit losses	210	-	-	-
Net interest income after provision for credit losses	4,486	4,900	4,654	4,553
Non-interest income	6,170	5,855	5,926	5,839
Non-interest expense	9,211	9,200	9,531	9,653
Income before income taxes	1,445	1,555	1,049	739
Income tax provision	428	460	246	33
Net income	$1,017	$1,095	$803	$706

Net income attributable to common stockholders	$1,017	$1,095	$803	$706

Basic earnings per common share	$0.30	$0.31	$0.23	$0.20

Diluted earnings per common share	$0.29	$0.31	$0.23	$0.20

Average common shares:
Basic	3,449,067	3,463,495	3,490,263	3,491,731
Diluted	3,485,940	3,504,583	3,532,586	3,535,601

	2005
	(unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$8,357	$8,964	$9,748	$10,195
Interest expense	4,200	4,635	5,272	5,609
Net interest income	4,157	4,329	4,476	4,586
Provision for credit losses	250	-	-	-
Net interest income after provision for credit losses	3,907	4,329	4,476	4,586

Non-interest income	7,713	5,995	5,712	5,463
Non-interest expense	9,211	9,096	9,132	9,263
Income before income taxes	2,409	1,228	1,056	786
Income tax provision	620	318	305	133
Net income	$1,789	$910	$751	$653

Dividends on preferred stock	$23	$6	$-	$-
Net income attributable to common stockholders	$1,766	$904	$751	$653

Basic earnings per common share	$0.61	$0.31	$0.26	$0.19

Diluted earnings per common share	$0.60	$0.30	$0.25	$0.19

Average common shares:
Basic	2,885,395	2,899,195	2,932,588	3,425,480
Diluted	2,949,166	2,961,655	2,992,341	3,478,308

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at www.bnccorp.com. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. These materials may also be requested in print, without charge, by writing to our Investor Relations department at BNCCORP, Inc., 322 East Main, P.O. Box 4050, Bismarck, North Dakota 58502. The information posted on or available through our website is not incorporated into this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director      Independence

Information called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

        Reference is made to the Exhibit Index beginning on page E-1 hereby. We will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2007.

BNCCORP, Inc
By:	/s/ Gregory K. Cleveland
Gregory K. Cleveland President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

/s/ Tracy Scott
Tracy Scott	Chairman of the Board and Director	March 27, 2007

/s/ Gregory K. Cleveland		March 27, 2007
Gregory K. Cleveland	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy J. Franz		March 27, 2007
Timothy J. Franz	Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

/s/ Stephen H. Roman		March 27, 2007
Stephen H. Roman	Director

/s/ Gaylen Ghylin		March 27, 2007
Gaylen Ghylin	Director

/s/ Richard M. Johnsen, Jr.		March 27, 2007
Richard M. Johnsen, Jr.	Director

/s/ Mark W. Sheffert		March 27, 2007
Mark W. Sheffert	Director

/s/ Jerry R. Woodcox		March 27, 2007
Jerry R. Woodcox	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated January 11, 2006.
4.1	Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
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

10.11	Form of BNCCORP, Inc. 2002 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated as of May 17, 2002.
10.12	Form of BNCCORP, Inc. 2006 Stock Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement dated as of May 1, 2006.
10.13	Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 30, 2006.
10.14	Employment Agreement, dated October 1, 2006, by and between BNC Insurance, Inc., and Richard W. Milne, Jr., incorporated by reference to the registrant’s Form 8-K filed on October 25, 2006.
10.15

Purchase and Sale Agreement among the Company, BNC Insurance Services, Inc., an Arizona corporation and wholly-owned indirect subsidiary of the Company, and Hub International of California Insurance Services, Inc., a California corporation, dated as of March 14, 2007, incorporated by reference to the registrant’s Form 8-K filed on March 15, 2007.

14.1	Code of Ethics and Business Conduct.
21.1	Subsidiaries of Company.
23.1	Consent of Independent Auditors.
31.1	Chief Executive Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.