Form 10-Q
period 2007-03-31
BNCCORP INC
filed 2007-05-14
CIK 945434

U.S. Securities and Exchange Commission
Washington, D.C. 20549
______
FORM 10-Q
_____

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

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
Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s outstanding common stock on May 10, 2007 was 3,601,767.

BNCCORP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

ASSETS	March 31, 2007	December 31, 2006
	(unaudited)
CASH AND CASH EQUIVALENTS	$14,756	$18,218
FEDERAL FUNDS SOLD	22,000	24,000
INVESTMENT SECURITIES AVAILABLE FOR SALE	176,554	182,974
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	5,003	5,003
LOANS HELD FOR SALE	526	1,669
PARTICIPATING INTERESTS IN MORTGAGE LOANS	45,204	56,125
LOANS AND LEASES HELD FOR INVESTMENT	367,705	333,934
ALLOWANCE FOR CREDIT LOSSES	(3,615)	(3,370)
Net loans and leases	409,294	386,689
PREMISES AND EQUIPMENT, net	24,078	24,286
INTEREST RECEIVABLE	3,261	3,309
OTHER ASSETS	15,437	16,278
GOODWILL	23,503	22,743
OTHER INTANGIBLE ASSETS, net	6,836	7,107
	$701,248	$692,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest-bearing	$74,217	$84,184
Interest-bearing -
Savings, interest checking and money market	273,684	253,408
Time deposits $100,000 and over	43,543	44,955
Other time deposits	146,610	146,705
Total deposits	538,054	529,252
SHORT-TERM BORROWINGS	10,361	9,709
FEDERAL HOME LOAN BANK ADVANCES	62,200	62,200
LONG-TERM BORROWINGS	-	1,167
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,482	22,711
OTHER LIABILITIES	10,378	11,635
Total Liabilities	643,475	636,674
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value - 10,000,000 shares authorized; 3,600,567 and 3,600,467 shares issued and outstanding (excluding shares held in treasury)	36	36
Capital surplus - common stock	25,977	25,950
Retained earnings	33,682	32,125
Treasury stock (49,186 shares)	(598)	(598)
Accumulated other comprehensive loss, net	(1,324)	(1,911)
Total stockholders’ equity	57,773	55,602
	$701,248	$692,276

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended March 31
(In thousands, except per share data)

	2007	2006
INTEREST INCOME:	(unaudited)	(unaudited)
Interest and fees on loans	$8,336	$7,360
Interest and dividends on investments -
Taxable	2,251	2,426
Tax-exempt	231	519
Dividends	58	56
Total interest income	10,876	10,361
INTEREST EXPENSE:
Deposits	4,457	3,815
Short-term borrowings	110	193
Federal Home Loan Bank advances	936	1,039
Long-term borrowings	9	67
Subordinated debentures	565	551
Total interest expense	6,077	5,665
Net interest income	4,799	4,696
PROVISION FOR CREDIT LOSSES	250	210
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,549	4,486
NON-INTEREST INCOME:
Insurance income	5,811	5,362
Bank charges and service fees	541	470
Gains on sales of loans	363	436
Wealth management income	456	333
Net losses on sales of securities	-	(599)
Other	336	168
Total non-interest income	7,507	6,170
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,283	5,748
Occupancy	628	643
Depreciation and amortization	495	424
Data processing	345	263
Office supplies, telephone and postage	381	366
Professional services	243	392
Marketing and promotion	255	278
Amortization of intangible assets	271	228
FDIC and other assessments	57	49
Other	769	820
Total non-interest expense	9,727	9,211
Income before income taxes	2,329	1,445
Income tax provision	772	428
Net income	$1,557	$1,017
Basic earnings per common share	$0.44	$0.30
Diluted earnings per common share	$0.44	$0.29

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31,
(In thousands, except share data, unaudited)

			Capital			Accumulated
			Surplus			Other
	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Earnings	Stock	Income (Loss)	Total
BALANCE, December 31, 2005	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-	-	-	1,017	-	-	1,017
Other comprehensive loss	-	-	-	-	-	(1,462)	(1,462)
Impact of share- based compensation	32	-	55	-	(6)	-	49
Issuance of common shares	-	-	-	-	-	-	-
BALANCE, March 31, 2006	3,497,477	$35	$25,163	$29,521	$(565)	$(2,938)	$51,216

BALANCE, December 31, 2006	3,600,467	$36	$25,950	$32,125	$(598)	$(1,911)	$55,602
Net income	-	-	-	1,557	-	-	1,557
Other comprehensive gain	-	-	-	-	-	587	587
Impact of share- based compensation	100	-	27	-	-	-	27
Issuance of common shares	-	-	-	-	-	-	-
BALANCE, March 31, 2007	3,600,567	$36	$25,977	$33,682	$(598)	$(1,324)	$57,773

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31
(In thousands)

	2007		2006
	(unaudited)		(unaudited)
NET INCOME		$1,557		$1,017
Unrealized gain (loss) on cash flow hedge, net	$40		$(333)
Unrealized gain (loss) on securities available for sale	893		(2,420)
Reclassification adjustment for loss included in net income	-		599
Other comprehensive income (loss), before tax	933		(2,154)
Income tax (expense) benefit related to items of other comprehensive income	(346)		692
Other comprehensive income (loss)	587	587	(1,462)	(1,462)
TOTAL COMPREHENSIVE INCOME (LOSS)		$2,144		$(445)

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31
(In thousands)
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net income	$1,557	$1,017
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	250	210
Depreciation and amortization	495	424
Amortization of intangible assets	271	228
Amortization of share based compensation	27	-
Net amortization of premiums and discounts on investment securities and subordinated debentures	220	356
Proceeds from recoveries on loans	1	13
Change in interest receivable and other assets, net	583	(806)
Losses (gains) on disposals of premises and equipment, net	27	(5)
Net realized losses on sales of investment securities	-	599
Change in other liabilities, net	(1,257)	678
Originations of loans to be participated	(41,418)	(24,894)
Proceeds from participations of loans	41,418	24,894
Funding of originations of loans held for sale	(2,852)	(6,083)
Proceeds from sale of loans held for sale	3,995	5,118
Net cash provided by operating activities	3,317	1,749
INVESTING ACTIVITIES:
Decrease (increase) Federal funds sold, net	2,000	(50,000)
Purchases of investment securities	-	(10,115)
Proceeds from sales of investment securities	-	17,484
Proceeds from maturities of investment securities	7,097	5,629
Purchases of Federal Reserve and Federal Home Loan Bank Stock	-	(7)
Net decrease in participating interests in mortgage loans	10,921	67,916
Net increase in loans, excluding participating interests in mortgage loans	(33,777)	(27,542)
Additions to premises and equipment	(314)	(440)
Cash paid for acquisition of insurance subsidiary, net	(600)	-
Cash paid for insurance company earnout	(160)	(160)
Other	-	17
Net cash (used in) provided by in investing activities	(14,833)	2,782
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	8,802	(7,904)
Net increase (decrease) in short-term borrowings	652	(5,703)
Repayments of long-term borrowings	(1,167)	(683)
Change in subordinated debentures	(233)	(222)
Purchase of treasury stock	-	49
Net cash provided by (used in) financing activities	8,054	(14,463)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,462)	(9,932)
CASH AND CASH EQUIVALENTS, beginning of period	18,218	28,824
CASH AND CASH EQUIVALENTS, end of period	$14,756	$18,892
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,966	$5,431
Income taxes paid	$253	$153

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

NOTE 1 - BNCCORP, Inc.

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc., and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 27 locations in Arizona, Colorado, Minnesota, North Dakota and Nevada, provides a broad range of banking, insurance, and wealth management services to individuals and small and mid-sized businesses.

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

The unaudited consolidated financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2007.

The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 2006. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2006 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto.

NOTE 3 - Reclassifications

Certain of the 2006 amounts have been reclassified to conform to the 2007 presentations. These reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 - Recently Issued or Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not completed our analysis of the statement, but we believe the impact of adopting SFAS No. 159 on January 1, 2008 will not have a material impact on the Company’s financial statements.

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. See Footnote 11, “Income Taxes,” for additional information.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, an entity is required to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. It also permits a one-time reclassification, at the time of initial adoption, of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value. Separate presentation of servicing assets and liabilities subsequently measured at fair value are required to be disclosed in the statement of financial position. The provisions of SFAS No. 156 were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s results of operations or financial position. The Company elected to measure the subsequent measurements of the servicing assets and liabilities using the amortization method.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not completed our analysis of the statement, but we believe the impact of adopting SFAS No. 157 on January 1, 2008 will not have a material impact on the Company’s results of operations or financial position.

NOTE 5. Acquisitions and Divestitures

On March 14, 2007 the Company announced a definitive agreement to sell substantially all of the assets of the Company’s insurance agency, BNC Insurance Services, Inc., (“BNC Insurance”) which have been reported as a segment in Note 7. In connection with the sale the Company expects to receive cash proceeds of approximately $37.0 million and incur costs of approximately $1.0 million. Consummation of the transaction is subject to approval by the holders of the Company’s outstanding common stock at a special meeting to be held on May 23, 2007. The following is a summary of the results of operations for BNC Insurance for the years ended December 31, (in thousands):

	2006	2005	2004
Income:
Commission income	$16,929	$16,675	$16,053
Contingent income	1,408	2,076	1,437
Intercompany interest income	225	90	45
Other income	316	278	809
Total income	18,878	19,119	18,344
Expenses:
Personnel expense	10,814	10,455	11,282
Amortization and depreciation	1,195	1,124	1,112
Intercompany management fees	1,050	547	427
Other	2,629	3,808	3,115
Total expenses	15,688	15,934	15,936
Incomes before income tax	3,190	3,185	2,408
Income tax expense	1,256	1,243	941
Net income	$1,934	$1,942	$1,467

Following is a summary of unaudited results of operations for BNC Insurance for the three months ended March 31, (in thousands):
	2007	2006
Income:
Commission income	4,525	4,191
Contingent income	1,286	1,171
Intercompany interest income	62	41
Other income	-	28
Total income	5,873	5,431
Expenses:
Personnel expense	2,843	2,698
Amortization and depreciation	305	270
Intercompany management fees	277	137
Other	620	822
Total expenses	4,045	3,927
Incomes before income tax	1,828	1,504
Income tax expense	716	589
Net income	1,112	915

Following is a summary of the unaudited balance sheets for BNC Insurance as of the dates indicated, (in thousands):

	March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$7,975	$7,432
Receivable from customers	1,067	2,287
Intangible assets, net	29,814	29,297
Other assets	1,107	1,075
Total assets	$39,963	$40,091
Liabilities and stockholder’s equity:
Accounts payable	$3,029	$5,155
Intercompany payable	3,192	2,625
Other liabilities	3,715	3,395
Total liabilities	9,936	11,175
Total stockholder’s equity	30,027	28,916
Total liabilities and stockholder’s equity	$39,963	$40,091

On March 12, 2007, BNC Insurance acquired substantially all of the assets of an insurance agency located in Phoenix, Arizona. The total purchase price paid for the assets was $600,000, which was paid in cash. The results of operations of the acquired assets are included in the Company’s consolidated financial statements effective as of the date of acquisition.

On May 31, 2006, BNC Insurance acquired substantially all of the assets of an insurance agency located in Phoenix, Arizona. BNCCORP issued 38,485 shares of its common stock in this transaction. The shares were issued as partial consideration for the acquisition. The total purchase price paid for the assets was $2,000,000. Approximately $1,500,000 was paid in cash and the remainder was paid with shares of BNCCORP common stock. Of the approximate $2.0 million purchase price, approximately $1.1 million was allocated to an identifiable intangible asset and approximately $900,000 was recorded as goodwill. The results of operations of the acquired assets are included in the Company’s consolidated financial statements effective June 1, 2006.

NOTE 6 - Earnings Per Share

Net income per share for the three months ended March 31, was calculated as follows:
	2007	2006
Denominator for basic earnings per share:
Average common shares outstanding	3,501,003	3,449,067
Dilutive common stock options	55,174	36,873
Denominator for diluted earnings per share	3,556,177	3,485,940
Numerator: Net income	$1,557	$1,017
Net income per share
Basic	$0.44	$0.30
Diluted	$0.44	$0.29

As of March 31, 2007 and 2006 options to purchase 55,800 and 57,450 shares, respectively were outstanding but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP’s common stock for the period.

NOTE 7 - Segment Disclosures

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

Wealth management operations provide a variety of financial services including, trust, asset management, financial planning, estate planning, estate administration, tax planning, payroll services, employee benefit plan design and employee plan administration. We also offer retirement accounts and prepare tax returns.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2006.

The Company’s financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company’s business for making operating decisions and assessing performance.

The following tables present unaudited segment profit or loss, assets and a reconciliation of segment information as of, and for the three months ended March 31, (in thousands):
			2007			2007
	Banking	Insurance	Wealth Mgmt	Bank Holding Co.	Totals	Intersegment Elimination	Consolidated Total
Net interest income	$5,255	$62	$50	$(585)	$4,782	$17	$4,799
Other revenue-external customers	1,244	5,811	496	18	7,569	(62)	7,507
Segment profit (loss)	1,003	1,112	(144)	(414)	1,557	-	1,557
Segment assets	635,377	39,963	25,923	83,458	784,721	(83,473)	701,248
Efficiency ratios	74.36%	68.73%	143.22%	117.6%	82.04%	-	78.98%

	2006					2006
	Banking	Insurance	Wealth Mgmt	Bank Holding Co.	Totals	Intersegment Elimination	Consolidated Total
Net interest income	$5,037	$41	$228	$(626)	$4,680	$16	$4,696
Other revenue-external customers	443	5,390	368	24	6,225	(55)	6,170
Segment profit (loss)	527	915	(35)	(390)	1,017	-	1,017
Segment assets	642,196	38,093	45,364	81,194	806,847	(81,082)	725,765
Efficiency ratios	82.85%	72.31%	109.40%	160.5%	87.06%	-	84.77%

NOTE 8 - Share-Based Compensation

The Company has three share- based plans for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options, restricted stock, and other stock- based awards. Under the 1995 Stock Incentive Plan, the aggregate number of options and shares granted can not exceed 250,000 shares. Under the 2002 Stock Incentive Plan, the aggregate number of shares can not exceed 125,000 shares. Under the 2006 Stock Incentive Plan, the aggregate number of shares can not exceed 200,000 shares. Pursuant to each plan, the compensation committee may grant options at prices equal to the fair value of the stock at the grant date.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company utilizes the Black-Scholes valuation model to determine the fair value of the stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company recognized share-based compensation expense, related to grants of restricted stock, of $27,375 for the three months ended March 31, 2007, and $57,535 for the three months ended March 31, 2006. No stock options were granted during these periods.

At March 31, 2007, the Company had $935,772 of unamortized restricted stock compensation. The grants are generally amortized over three years. At December 31, 2006 the Company had approximately $1.1 million of unamortized restricted stock compensation. At March 31, 2006, the company had approximately $12,000 of unrecognized share-based compensation expense related to stock options. There was no unrecognized share-based compensation expense related to stock options at March 31, 2007.

NOTE 9 - Derivative Activities

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements.  To accomplish this objective, the Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.00 percent. At March 31, 2007, the prime rate was 8.25 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At March 31, 2007, the fair value of the floor was $206,000, which was included in other assets. The change in net unrealized gains of $40,000 during the three months ended March 31, 2007 for the derivative designated as a cash flow hedge is separately disclosed in the statement of changes in comprehensive income. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter.

NOTE 10 - Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at March 31, 2007 or December 31, 2006. The carrying amount of available-for-sale securities and their approximate fair values were as follows (in thousands):

As of March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage-backed securities	$9,306	$26	$(128)	$9,204
Collateralized mortgage obligations	151,309	50	(2,919)	148,440
State and municipal bonds	17,765	1,145	-	18,910
	$178,380	$1,221	$(3,047)	$176,554

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency mortgage-backed securities	$10,314	$56	$(109)	$10,261
Collateralized mortgage obligations	157,652	16	(3,821)	153,847
State and municipal bonds	17,727	1,139	-	18,866
	$185,693	$1,211	$(3,930)	$182,974

In reaching the conclusion that the unrealized losses disclosed in the table above are temporary, and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. None of the unrealized losses were due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the unrealized losses is, in general, attributable to changes in interest rates.

NOTE 11 - Income Taxes

The Company adopted FIN 48 on January 1, 2007. Although the implementation of FIN 48 did not impact the amounts in our financial statements, the Company does have an unrecognized tax benefit of approximately $220,000 at January 1, 2007 and March 31, 2007. If this benefit was recognized, it would affect the Company’s effective tax rate. This amount includes estimated interest of $35,000 and no penalties. The Company files consolidated federal and unitary state income tax returns where allowed. Tax years ending December 31, 2003 through 2006 remain open to examination, although there are no examinations in progress at this time.

The Company had no material increases or decreases in unrecognized tax benefits as a result of tax positions taken during a prior period, during the current period, relating to settlements with taxing authorities, or as a result of a lapse of the applicable statute of limitations.

It is reasonably possible the unrecognized tax benefit discussed above may be reduced by $75,000 within the next 12 months. This amount includes $15,000 of interest and no penalties. The nature of the uncertainty relates to tax filings for 2003.

In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits would be recognized as a component of the provision for income taxes. No interest or penalties were recorded in the current period.

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

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income was $1.6 million, or $0.44 per share on a diluted basis, for the first quarter ended March 31, 2007. This compared with net income for the first quarter ended March 31, 2006, of $1.0 million, or $0.29 per diluted share.

The strong 2007 first quarter results reflected a continuation of several recent trends, including higher net interest income, higher wealth management fees and low provisions for credit losses. Net interest income increased by 2.2 percent to $4.8 million, and the net interest margin increased by 24 basis points to 3.21 percent in the first quarter. Non-interest income increased by 21.7 percent to $7.5 million in the first quarter while non-interest expense increased by 5.6 percent to $9.7 million.

Net interest income was $4.8 million for the first quarter of 2007, up from the $4.7 million in the first quarter of 2006. This reflects an increase in the net interest margin to 3.21 percent, for the quarter ended March 31, 2007, from 2.97 percent for the same period in 2006. The improvement in net interest margin was largely due to higher balances of loans held for investment, excluding participating interests in mortgage loans, and higher rates earned on these assets. While the rates paid on deposits have increased in 2007, this increase was partially mitigated by lower interest expense on brokered deposits and borrowings. Overall, the yield on interest earning assets for the period ended March 31, 2007 was 7.29 percent compared to 6.55 percent for the period in the prior year, an increase of 74 basis points. The cost of interest- bearing liabilities was 4.45 percent compared to 3.85 percent, an increase of 60 basis points.

Non-interest income was $7.5 million for the 2007 first quarter, an increase of $1.3 million, or 21.7 percent, from $6.2 million in the first quarter of 2006. Insurance agency income was up by $449,000. Gains on sales of loans and securities totaled $363,000 in 2007 versus an aggregate loss of $163,000 in the 2006 first quarter. The revenue resulting from such activities will vary significantly from period to period. Wealth management fees increased to $456,000, up by $123,000 or 36.9 percent, while bank fees and service charges rose to $541,000 increasing by $71,000, or 15.1 percent. These sources of revenue tend to be more consistent from period to period.

Non-interest expense increased by $516,000, or 5.6 percent, to $9.7 million in the first quarter of 2007 compared to $9.2 million in 2006. This increase primarily reflects continued investment in wealth management professionals and expansion of banking activities.

Net Interest Income. The following tables present average balances; interest earned or owed; associated yields on interest-earning assets and costs on interest-bearing liabilities for the three month periods ended March 31, 2007 and 2006, as well as the changes between the periods presented, (amounts are in thousands):
	Three Months Ended March 31,
	2007			2006			Change
	Average balance	Interest earned or owed	Average yield or cost	Average balance	Interest earned or owed	Average yield or cost	Average balance	Interest earned or owed	Average yield or cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$30,825	$390	5.13%	$39,110	$421	4.37%	$(8,285)	$(31)	0.76%	(a)
Investments - Taxable	165,758	1,919	4.70%	182,876	2,062	4.57%	(17,118)	(143)	0.13%	(b)
Investments - Tax Exempt	18,810	231	4.98%	46,897	519	4.49%	(28,087)	(288)	0.49%	(b)
Loans held for sale	377	-	0.00%	904	-	0.00%	(527)	-	0.00%
Participating interests in mortgage loans	41,519	812	7.93%	49,539	808	6.61%	(8,020)	4	1.32%	(c)
Loans and leases held for investment	351,458	7,524	8.68%	325,427	6,551	8.16%	26,031	973	0.52%	(d)
Allowance for loan losses	(3,372)	-		(3,173)	-		(199)	-
Total interest-earning assets	$605,375	10,876	7.29%	$641,580	10,361	6.55%	$(36,205)	515	0.74%
Interest-bearing liabilities
Interest checking and money market accounts	$256,947	2,103	3.32%	$248,548	1,663	2.71%	$8,399	440	0.61%
Savings	8,475	16	0.77%	8,376	16	0.77%	99	-	0.00%
Certificates of deposit under $100	149,631	1,775	4.81%	146,570	1,394	3.86%	3,061	381	0.95%
Certificates of deposit $100 and over	44,071	563	5.18%	67,282	742	4.47%	(23,211)	(179)	0.71%	(e)
Total interest-bearing deposits	459,124	4,457	3.94%	470,776	3,815	3.29%	(11,652)	642	0.65%
Short-term borrowings	9,891	110	4.51%	17,379	193	4.50%	(7,488)	(83)	0.01%	(f)
Federal Home Loan Bank advances	62,200	936	6.10%	82,200	1,039	5.13%	(20,000)	(103)	0.97%	(f)
Long-term borrowings	376	9	9.71%	3,832	67	7.09%	(3,456)	(58)	2.62%	(f)
Subordinated debentures	22,407	565	10.23%	22,360	551	9.99%	47	14	0.24%
Total borrowings	94,874	1,620	6.92%	125,771	1,850	5.97%	(30,897)	(230)	0.95%
Total interest-bearing liabilities	$553,998	6,077	4.45%	$596,547	5,665	3.85%	$(42,549)	412	0.60%
Net interest income/spread		$4,799	2.84%		$4,696	2.70%		$103	0.14%
Net interest margin			3.21%			2.97%			0.24%
Notation:
Non-interest-bearing deposits	$69,918	-		$67,201	-		$2,717	-
Total deposits	$529,042	$4,457	3.42%	$537,977	$3,815	2.88%	$(8,935)	$642	0.54%
Taxable equivalents:
Total interest-earning assets	$605,375	$10,997	7.37%	$641,580	$10,628	6.72%	$(36,205)	$369	0.65%
Net interest income/spread	-	$4,920	2.92%	-	$4,963	2.87%	-	$(43)	0.05%
Net interest margin	-	-	3.30%	-	-	3.14%	-	-	0.16%

(a)	The average balance of Federal funds sold will vary from period to period depending on the yield curve and the relative balances of loans, investment securities, deposits and borrowings.
(b)	The decrease in average investments is the result of management’s strategy to use proceeds from sales and maturities of investments to pay down higher cost borrowings and reinvest in loans.
(c)
Participating interests in mortgage loans are collateralized by mortgage loans owned by mortgage banking counterparties. We advance funds when the counterparties close loans and are repaid when the mortgage banker sells the loans. Our balance will vary depending on the level of originations and the timing of sales.

(d)	Loans and leases continue to increase as we improve our ability to generate loans.
(e)	The average balance of certificates of deposits has declined as a result of management’s decision to let higher cost brokered and national CD’s mature.
(f)	The average balances of borrowings are lower because we have used liquid assets and proceeds from sales and maturities of investments to pay down higher cost borrowings.

Non-interest Income. The following table presents the major categories of our non-interest income for the three month periods ended March 31, 2007 and 2006 (amounts are in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		2007 - 2006
Non-interest Income	2007	2006	$	%
Insurance income	$5,811	$5,362	$449	8%	(a)
Bank charges and service fees	541	470	71	15%	(b)
Gain on sales of loans	363	436	(73)	(17)%	(c)
Wealth management income	456	333	123	37%	(d)
Net loss on sales of securities	-	(599)	599	(100)%	(c)
Other	336	168	168	100%	(e)
Total non-interest income	$7,507	$6,170	$1,337	22%

Non-interest income as a percent of gross revenues	61.0%	56.8%	7.4%

(a)
Insurance revenues are up as a result of increased contingency income and increased commissions. Contingency income received from insurance underwriters was $1.3 million in the quarter ended March 31, 2007 compared to $1.2 million for same period in 2006. Contingent income tends to vary from period to period and is mostly earned in the first quarter of the year. Commission income was approximately $332,000 higher in the first quarter of 2007 than in 2006. We have acquired agencies in the last year and the increase in commissions are partially attributed to the acquisitions.

(b)	Increases in bank charges and service fees can be attributed to an increase in the number of banking relationships, newer banking products and revised pricing for products and services.
(c)	Gains and losses on sales of loans and securities vary from period to period depending on the nature and number of transactions consummated.
(d)	Wealth management income has increased due to an increase in assets under management.
(e)	Other income increased primarily due to a success fee of approximately $170,000 received in the first quarter of 2007. This type of fee does not recur regularly.

Non-interest Expense. The following table presents the major categories of our non-interest expense for the three month periods ended March 31, 2007 and 2006 (amounts are in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		2007 - 2006
Non-interest Expense	2007	2006	$	%
Salaries and employee benefits	$6,283	$5,748	$535	9%	(a)
Occupancy	628	643	(15)	(2)%
Depreciation and amortization	495	424	71	17%
Data processing	345	263	82	32%	(b)
Office supplies, telephone and postage	381	366	15	4%
Professional Services	243	392	(149)	(38)%	(c)
Marketing and promotion	255	278	(23)	(8)%
Amortization of intangible assets	271	228	43	19%
FDIC and other assessments	57	49	8	16%
Other	769	820	(51)	(6)%
Total non-interest expense	$9,727	$9,211	$516	6%
Efficiency ratio	79.0%	84.8%

(a)	Salaries and benefits increased due to continued investment in the wealth management segment and expansion of banking activities.
(b)	Increased due to the implementation of new procedures and higher maintenance costs.
(c)	These costs have decreased due to managements’ efforts to control expenses.

Income Tax Provision. The income tax provision for the quarter ended March 31, 2007 was $772,000 as compared to $428,000 for the same period in 2006. The effective tax rate for the three month periods ended March 31, 2007 and 2006 were 33.1 percent and 29.6 percent, respectively. It is anticipated pre-tax income will be higher and tax exempt income will be lower in 2007 compared to 2006.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets. Total assets were $701.2 million and $692.3 million at March 31, 2007 and December 31, 2006, respectively.
The following table presents our assets by category as of March 31, 2007 and December 31, 2006, as well as the amount and percent of change between the two dates (amounts are in thousands):

	March 31,	December 31,	Change
Assets	2007	2006	$	%
Cash and due from banks	$14,756	$18,218	$(3,462)	(19)%	(a)
Federal funds sold	22,000	24,000	(2,000)	(8)%
Investment securities available for sale	176,554	182,974	(6,420)	(4)%
Federal Reserve Bank and Federal Home Loan Bank stock	5,003	5,003	-	-%
Loans held for sale	526	1,669	(1,143)	(68)%	(b)
Participating interests in mortgage loans	45,204	56,125	(10,921)	(19)%	(c)
Loans and leases held for investment, net	364,090	330,564	33,526	10%	(d)
Premises and equipment, net	24,078	24,286	(208)	(1)%
Interest receivable	3,261	3,309	(48)	(1)%
Other assets	15,437	16,278	(841)	(5)%
Goodwill	23,503	22,743	760	3%
Other intangible assets, net	6,836	7,107	(271)	(4)%
Total assets	$701,248	$692,276	$8,972	1%

(a)	These balances vary significantly on a daily basis.
(b)	The balances are highly dependent on the housing market, which has been depressed.
(c)
Participating interests in mortgage loans are collateralized by mortgage loans owned by mortgage banking counterparties. We advance funds when the counterparties close loans and are repaid when the mortgage banker sells the loans. Our balance will vary depending on the level of originations and the timing of sale.

(d)	Loans and leases continue to increase as we improve our ability to generate loans.

Allowance for Credit Losses. The following table sets forth information regarding changes in our allowance for credit losses for the three month periods ending March 31, 2007 and 2006 (amounts are in thousands):

	2007	2006
Balance, beginning of period	$3,370	$3,188
Provision for credit losses	250	210
Loans charged off	(6)	(31)
Loans recovered	1	13
Balance, end of period	$3,615	$3,380
Total loans held for investment at March 31, 2007 and March 31, 2006	$412,909	$371,299
Loans held for investment, excluding participating interests in mortgage loans at March 31, 2007 and March 31, 2006	$367,705	$337,879
Allowance for credit losses as a percentage of total loans held for investment at March 31, 2007 and March 31, 2006	0.88%	0.91%
Allowance for credit losses as a percentage of loans held for investment, excluding participating interests in mortgage loans at March 31, 2007 and March 31, 2006	0.98%	1.00%

Net charge-offs as a percentage of total loans held for investment:

	Three Months
	Ended March 31,
	2007	2006
Ratio of net charge-offs to average total loans held for investment	(0.001)%	(0.005)%
Ratio of net charge-offs to average total loans held for investment, excluding participating interests in mortgage loans	(0.001)%	(0.006)%
Ratio of net charge-offs to average total loans held for investment, annualized	(0.005)%	(0.019)%
Ratio of net charge-offs to average total loans held for investment, excluding participating interests in mortgage loans, annualized	(0.006)%	(0.022)%

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

Nonperforming Assets. The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

	March 31,	December 31,
	2007	2006
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$-	$2
Nonaccrual loans	106	100
Total nonperforming loans	106	102
Total nonperforming assets	$106	$102
Allowance for credit losses	$3,615	$3,370
Ratio of total nonperforming loans to total loans held for investment	0.03%	0.03%
Ratio of total nonperforming loans to total loans held for investment, excluding participating interests in mortgage loans	0.03%	0.03%
Ratio of total nonperforming assets to total assets	0.02%	0.01%
Ratio of allowance for credit losses to total nonperforming loans	3,410%	3,304%

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

Potentially Problematic Assets. Certain components of the residential housing market and mortgage banking industry are currently in a downward trending cycle. To the extent we have relationships with entities in, or serving, these markets and industries our risk exposure is increased. For example, our counterparties in the mortgage banking industry are currently operating in a stressed industry.

Liabilities. The following table presents our liabilities by category as of March 31, 2007 and December 31, 2006 as well as the amount and percent of change between the two dates (amounts are in thousands):

	March 31,	December 31,	Change
Liabilities	2007	2006	$	%
Deposits:
Non-interest-bearing	$74,217	$84,184	$(9,967)	(12)%	(a)
Interest-bearing -
Savings, interest checking and money market	273,684	253,408	20,276	8%	(b)
Time deposits $100,000 and over	43,543	44,955	(1,412)	(3)%
Other time deposits	146,610	146,705	(95)	(0)%
Short-term borrowings	10,361	9,709	652	7%
FHLB advances	62,200	62,200	-	-%
Long-term borrowings	-	1,167	(1,167)	(100)%	(c)
Guaranteed preferred beneficial interests in Company's subordinated debentures	22,482	22,711	(229)	(1)%
Other liabilities	10,378	11,635	(1,257)	(11)%
Total liabilities	$643,475	$636,674	$6,801	1%

(a)	These accounts fluctuate daily due to the cash management activities of our customers, particularly our commercial customers.
(b)	The increase in these balances is the result of managements’ emphasis on growing core deposits.
(c)	The decreases are the result of our plan to reduce higher rate borrowings.

Stockholders’ Equity. Total common stockholders’ equity for BNCCORP was $57.8 million at March 31, 2007. This equates to a book value per common share of $16.05 and tangible book value per common share of $7.62. Our stockholders’ equity increased $2.2 million between March 31, 2007 and December 31, 2006. The increase to stockholder’s equity was a result of earnings and lower unrealized losses on investment securities.

Capital Adequacy and Expenditures. We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, the amount and composition of off-balance-sheet items, and the amount of capital. As of March 31, 2007, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered “well-capitalized” under prompt corrective action provisions. The following table includes the risk-based and leverage capital ratios of the Company and the Bank as of March 31, 2007:

	Tier 1 Risk-	Total Risk-	Tier 1 Leverage
	Based Ratio	Based Ratio	Ratio
As of March 31, 2007
BNCCORP, consolidated	9.36%	10.60%	7.33%
BNC National Bank	9.75%	10.45%	7.64%

As of December 31, 2006
BNCCORP, consolidated	9.49%	10.89%	7.12%
BNC National Bank	10.26%	10.94%	7.70%

Liquidity. Liquidity risk management encompasses our ability to meet all present and future financial obligations in a timely manner. The objectives of liquidity management policies are to maintain adequate liquid assets, liability diversification among instruments, maturities and customers and a presence in both the wholesale purchased funds market and the retail deposit market.

In addition to liquidity from core deposit growth, together with repayments and maturities of loans and investments, we utilize brokered deposits, sell securities under agreements to repurchase and borrow overnight Federal funds. The Bank is a member of the FHLB, which affords it the opportunity to borrow funds on terms ranging from overnight to 10 years and beyond. Advances from the FHLB are collateralized by the Bank’s mortgage loans and various investment securities. Historically, we have also obtained funding through the issuance of subordinated notes, subordinated debentures and long-term borrowings.

The following table sets forth a summary of our major sources and (uses) of funds. The summary information is derived from the consolidated statements of cash flows included under Item 1 (amounts are in thousands):

	For the Three Months Ended
	March 31,
Major Sources and (Uses) of Funds	2007	2006
Originations of loans to be participated	$(41,418)	$(24,894)
Proceeds from participations of loans	41,418	24,894
Net increase in loans, excluding participating interests in mortgage loans	(33,777)	(27,542)
Net decrease in participating interests in mortgage loans	10,921	67,916
Net increase (decrease) in deposits	8,802	(7,904)
Proceeds from maturities of investment securities	7,097	5,629
Proceeds from sale of loans held for sale	3,995	5,118
Funding of originations of loans held for sale	(2,852)	(6,083)

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

As of March 31, 2007, the Bank had established federal funds purchase programs with three banks, totaling $17.5 million. At March 31, 2007, the Bank had purchased no federal funds under these programs. The federal funds purchase programs, if advanced upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

Application of Critical Accounting Policies

The following critical accounting policies are dependent of estimates that are particularly susceptible to significant change. The Company considers the following accounting policies and related estimates to be the most critical in their potential effect on its financial position or results of operations. For detailed information regarding these policies, refer to the 2006 10-K.

Allowance for Credit Losses
Goodwill Impairment
Interest Income Recognition
Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. See Footnote 11, “Income Taxes,” for additional information.

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

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their March 31, 2007 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its March 31, 2007 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected Prime rate will increase from its starting point at March 31, 2007 of 8.25 percent to 9.25 percent 12 months later. The Prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. Since the yield curve is currently inverted, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 1.63 percent. This is nearly 148bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is greater than the record levels experienced during the 2003 lows in mortgage rates. The net interest income simulation results for the 12-month horizon is shown below. (in thousands).

Net Interest Income Simulation
Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$19,743	$20,479	$21,347	$21,763	$22,059	$22,318	$22,174
Dollar change from unchanged scenario	$(2,020)	$(1,284)	$(416)	-	$296	$555	$411
Percentage change from unchanged scenario	(9.28)%	(5.90)%	(1.91)%	-	1.36%	2.55%	1.89%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of March 31, 2007 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

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

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goal of these various evaluation activities is to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our external auditors also review Internal Controls in connection with their audit. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

Item 6. Exhibits

(a)	Exhibit 31.1. Chief Executive Officer’s Certification Under Rule 13a-14(a) of the Exchange Act

Exhibit 31.2. Chief Financial Officer’s Certification Under Rule 13a-14(a) of the Exchange Act

Exhibit 32.1. Chief Executive Officer and Chief Financial Officer Certifications Under Rule 13a-14(b) of the Exchange Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNCCORP, Inc.

Date:	May 14, 2007	By	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By	/s/ Timothy J. Franz
Timothy J. Franz
Chief Financial Officer