Form 10-Q
period 2007-06-30
BNCCORP INC
filed 2007-08-10
CIK 945434

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X]   No [  ]

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

The number of shares of the registrant’s outstanding common stock on August 6, 2007 was 3,495,885.

BNCCORP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
	June 30,	December 31,
ASSETS	2007	2006
	(unaudited)
CASH AND CASH EQUIVALENTS	$11,231	$18,216
FEDERAL FUNDS SOLD	22,500	24,000
INVESTMENT SECURITIES AVAILABLE FOR SALE	107,306	182,974
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	2,235	5,003
LOANS HELD FOR SALE	241	1,669
PARTICIPATING INTERESTS IN MORTGAGE LOANS	18,183	56,125
LOANS AND LEASES HELD FOR INVESTMENT	423,975	333,934
ALLOWANCE FOR CREDIT LOSSES	(4,308)	(3,370)
Net loans and leases	437,850	386,689
PREMISES AND EQUIPMENT, net	23,122	23,572
INTEREST RECEIVABLE	3,226	3,309
OTHER ASSETS	15,575	13,643
GOODWILL	409	409
OTHER INTANGIBLE ASSETS, net	56	112
ASSETS OF DISCONTINUED OPERATIONS	386	32,680
	$624,137	$692,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest-bearing	$68,830	$84,184
Interest-bearing –
Savings, interest checking and money market	247,904	253,408
Time deposits $100,000 and over	44,417	44,955
Other time deposits	142,237	146,705
Total deposits	503,388	529,252
SHORT-TERM BORROWINGS	6,928	9,709
FEDERAL HOME LOAN BANK ADVANCES	-	62,200
LONG-TERM BORROWINGS	-	1,167
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,720	22,711
OTHER LIABILITIES	30,227	4,959
LIABILITIES OF DISCONTINUED OPERATIONS	790	6,676
Total Liabilities	564,053	636,674
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 10,000,000 shares authorized; 3,587,567 and 3,600,467 shares issued and outstanding	36	36
Capital surplus – common stock	26,046	25,950
Retained earnings	35,509	32,125
Treasury stock (49,186 shares)	(598)	(598)
Accumulated other comprehensive (loss), net	(909)	(1,911)
Total stockholders’ equity	60,084	55,602
	$624,137	$692,276

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$9,070	$7,623	$17,406	$14,983
Interest and dividends on investments -
Taxable	1,749	2,521	4,000	4,947
Tax-exempt	231	459	462	978
Dividends	83	67	141	123
Total interest income	11,133	10,670	22,009	21,031
INTEREST EXPENSE:
Deposits	4,403	3,909	8,860	7,724
Short-term borrowings	109	198	219	391
Federal Home Loan Bank advances	691	1,050	1,627	2,089
Long-term borrowings	1	58	9	125
Subordinated debentures	569	555	1,135	1,106
Total interest expense	5,773	5,770	11,850	11,435
Net interest income	5,360	4,900	10,159	9,596
PROVISION FOR CREDIT LOSSES	700	-	950	210
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,660	4,900	9,209	9,386
NON-INTEREST INCOME (LOSS):
Gains on sales of loans	688	419	1,051	855
Bank charges and service fees	558	423	1,099	893
Wealth management income	346	275	802	608
Net gains (losses) on sales of securities	(2,026)	238	(2,026)	(361)
Other	150	131	487	271
Total non-interest income (loss)	(284)	1,486	1,413	2,266
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,674	2,945	7,114	5,994
Prepayment penalties on early extinguishment of FHLB advances	1,535	-	1,535	-
Occupancy	553	648	1,113	1,198
Depreciation and amortization	401	360	834	714
Professional services	291	305	477	645
Office supplies, telephone and postage	254	271	539	509
Data processing fees	250	241	544	464
Marketing and promotion	159	197	349	415
FDIC and other assessments	59	46	116	95
Amortization of intangible assets	28	28	56	56
Other	535	569	1,048	1,066
Total non-interest expense	7,739	5,610	13,725	11,156
Income (loss) from continuing operations before income taxes	(3,363)	776	(3,103)	496
Income tax provision (benefit)	(1,386)	131	(1,387)	(160)
Income (loss) from continuing operations	(1,977)	645	(1,716)	656

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income, continued
(In thousands, except per share data, unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Discontinued Operations:
Income from discontinued insurance segment, (including a gain on sale of $6,083 in 2007)	$6,084	$779	$8,154	$2,504
Income tax provision	2,280	329	3,054	1,048
Income from discontinued operations	3,804	450	5,100	1,456
NET INCOME	$1,827	$1,095	$3,384	$2,112

BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations	$(0.56)	$0.18	$(0.49)	$0.19
Income from discontinued insurance segment, net of income taxes	1.08	0.13	1.45	0.42
Basic earnings per common share	$0.52	$0.31	$0.96	$0.61

DILUTED EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations	$(0.56)	$0.18	$(0.49)	$0.19
Income from discontinued insurance segment, net of income taxes	1.08	0.13	1.45	0.41
Diluted earnings per common share	$0.52	$0.31	$0.96	$0.60

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30,
(In thousands, except share data, unaudited)

			Capital			Accumulated
			Surplus			Other
	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2005	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-	-	-	2,112	-	-	2,112
Other comprehensive loss	-	-	-	-	-	(2,361)	(2,361)
Impact of share-based compensation	632	-	-	-	(5)	-	(5)
Issuance of common shares	38,485	-	593	-	-	-	593
BALANCE, June 30, 2006	3,536,562	$35	$25,701	$30,616	$(564)	$(3,837)	$51,951

BALANCE, December 31, 2006	3,600,467	$36	$25,950	$32,125	$(598)	$(1,911)	$55,602
Net income	-	-	-	3,384	-	-	3,384
Other comprehensive income	-	-	-	-	-	1,002	1,002
Impact of share-based compensation	(12,900)	-	96	-	-	-	96
Issuance of common shares	-	-	-	-	-	-	-
BALANCE, June 30, 2007	3,587,567	$36	$26,046	$35,509	$(598)	$(909)	$60,084

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2007		2006		2007		2006
NET INCOME		$1,827		$1,095		$3,384		$2,112
Unrealized (loss) on cash flow hedge, net	$(104)		$(98)		$(64)		$(431)
Unrealized (loss) on securities available for sale	(1,269)		(1,318)		(376)		(3,738)
Reclassification adjustment for loss (gain) included in net income	2,026		(238)		2,026		361
Other comprehensive income (loss), before tax	653		(1,654)		1,586		(3,808)
Income tax (expense) benefit related to items of other comprehensive income	(238)		629		(584)		1,447
Other comprehensive income (loss)	415	415	(1,025)	(1,025)	1,002	1,002	(2,361)	(2,361)
TOTAL COMPREHENSIVE INCOME (LOSS)		$2,242		$70		$4,386		$(249)

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30
(In thousands, unaudited)
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,384	$2,112
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	950	210
Depreciation and amortization	834	726
Amortization of intangible assets and deferred charges	64	80
Amortization of share-based compensation	96	110
Net amortization of premiums and discounts	371	641
Proceeds from loans recovered	14	21
Change in interest receivable and other assets, net	(2,008)	(1,641)
Losses on disposals of premises and equipment, net	56	8
Net realized losses on sales of investment securities	2,026	361
Provision for deferred income taxes	(425)	(71)
Change in other liabilities, net	25,269	356
Originations of loans to be participated	(121,359)	(47,397)
Proceeds from participations of loans	121,359	47,397
Funding of originations of loans held for sale	(7,650)	(13,589)
Proceeds from sale of loans held for sale	9,078	12,475
Change in operating accounts of discontinued operations	(2,785)	(1,074)
Gain on sale of discontinued operations	(6,083)	-
Net cash provided by operating activities	23,191	725
INVESTING ACTIVITIES:
Change in Federal funds sold, net	1,500	(26,000)
Purchases of investment securities	-	(17,777)
Proceeds from sales of investment securities	59,453	24,958
Proceeds from maturities of investment securities	15,468	12,007
Purchases of Federal Reserve and Federal Home Loan Bank Stock	-	(87)
Sales of Federal Reserve and Federal Home Loan Bank Stock	2,768	-
Net decrease in participating interests in mortgage loans	37,942	68,232
Net increase in loans held for investment	(90,067)	(30,126)
Additions to premises and equipment	(460)	(848)
Sales of premises and equipment	28	21
Investing activities of discontinued operations	-	483
Proceeds from sale of discontinued operations, net	35,204	-
Net cash provided by investing activities	61,836	30,863
FINANCING ACTIVITIES:
Net decrease in deposits	(25,864)	(30,573)
Net decrease in short-term borrowings	(2,781)	(7,755)
Repayments of long-term borrowings	(1,167)	(1,183)
Repayments of FHLB advances	(62,200)	-
Net cash (used) by financing activities	(92,012)	(39,511)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,985)	(7,923)
CASH AND CASH EQUIVALENTS, beginning of period	18,216	28,824
CASH AND CASH EQUIVALENTS, end of period	$11,231	$20,901
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,856	$11,573
Income taxes paid	$1,679	$634
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 1 – Organization of Operations, BNCCORP, Inc.

BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries, BNC Insurance Services, Inc., and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP, through these wholly owned subsidiaries, which operate from 20 locations in Arizona, Minnesota and North Dakota, provides banking and wealth management services to small and mid-sized businesses and individuals.

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

The unaudited consolidated financial statements as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and 2006 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year.

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

NOTE 3 – Reclassifications

Certain of the 2006 amounts have been reclassified to conform to the 2007 presentations. These reclassifications had no effect on net income or stockholders’ equity.

NOTE 4 – Recently Issued or Adopted Accounting Standards

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position.  See Footnote 12, “Income Taxes,” for additional information.

Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. The provisions of SFAS No. 156 were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s results of operations or financial position. The Company elected to measure the subsequent measurements of the servicing assets and liabilities using the amortization method.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not currently believe the impact of adopting SFAS No. 157 on January 1, 2008 will have a material impact on the Company’s results of operations or financial position.

In February 2007, (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.  This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not currently believe the impact of adopting SFAS No. 159 on January 1, 2008 will have a material impact on the Company’s financial statements.

NOTE 5 – Divestiture and Discontinued Operations

On June 1, 2007 the Company completed the sale of substantially all of the assets of BNC Insurance Services, Inc. (BNC Insurance). Management believes the benefits of the sale included, but are not limited to the following:

•	Monetizes the value of a segment the Company had nurtured;
•	Strengthens the regulatory capital of Company;
•	Decreases the risk of impaired revenue due to a decline in contingency income, which currently faces an uncertain status in the industry;
•	Decreases exposure to the cyclicality of the insurance business; and
•	Permits replacement of a significant portion of the income generated by the agency.

The Company initiated actions related to the sale late in 2006 and reached an agreement to sell substantially all of the assets of the insurance segment in March 2007. Stockholders approved the transaction in May 2007. The proceeds from sale were $37.25 million and a pre-tax gain on sale of $6.083 million was recognized in the second quarter of 2007.

The financial statements of the Company report BNC Insurance in discontinued operations for all periods presented. The gain on sale is also reported in discontinued operations of the Company in 2007. Pre-tax revenues of BNC Insurance were $3.220 million and $4.431 million in the second quarter of 2007 and 2006, respectively. Pre-tax revenues of BNC Insurance were $9.091 million and $9.863 million in the first half of 2007 and 2006, respectively.

BNC Insurance was previously reported as the insurance segment of the Company.

NOTE 6 – Earnings Per Share

Net income (loss) per share was calculated as follows:
	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Denominator for basic earnings per share:
Average common shares outstanding	3,501,544	3,501,280
Dilutive common stock options *	71,637	63,405
Denominator for diluted earnings per share *	3,573,181	3,564,685

Numerator: Net (loss) attributable to continuing operations	$(1,977)	$(1,716)
Numerator: Net income attributable to discontinued operations	3,804	5,100
Numerator: Net income	$1,827	$3,384

Basic (loss) per share from continuing operations	$(0.56)	$(0.49)
Basic earnings per share from discontinued operations	1.08	1.45
Basic earnings per common share	$0.52	$0.96
Diluted (loss) per share from continuing operations *	$(0.56)	$(0.49)
Diluted earnings per share from discontinued operations *	1.08	1.45
Diluted earnings per common share *	$0.52	$0.96

*Pursuant to SFAS No. 128, no contingent shares are included in the computation of any of the diluted per share amounts because a loss exists in continuing operations for periods in 2007.

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Denominator for basic earnings per share:
Average common shares outstanding	3,510,745	3,456,321
Dilutive common stock options	41,088	38,981
Denominator for diluted earnings per share	3,551,833	3,495,302

Numerator: Net income attributable to continuing operations	$645	$656
Numerator: Net income attributable to discontinued operations	450	1,456
Numerator: Net income	$1,095	$2,112

Basic earnings per share from continuing operations	$0.18	$0.19
Basic earnings per share from discontinued operations	0.13	0.42
Basic earnings per common share	$0.31	$0.61
Diluted earnings per share from continuing operations	$0.18	$0.19
Diluted earnings per share from discontinued operations	0.13	0.41
Diluted earnings per common share	$0.31	$0.60

As of June 30, 2007 there were 2,600 options outstanding that were not included in the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP’s common stock for the period.

NOTE 7 – Segment Disclosures

The Company segments its continuing operations into two segments based on the nature of the products and services for each segment: banking operations and wealth management services. Prior to the second quarter of 2007 the company had three segments. In the second quarter of 2007 the insurance operations were no longer reported as a segment as they are included in discontinued operations.

Banking operations provide traditional banking services to small and mid-sized businesses and individuals, such as accepting deposits and making loans. The commercial banking activities also include the origination of loans which may be sold and serviced for other institutions.

Wealth management operations provide a variety of financial services including trust, asset management, financial planning, estate planning, estate administration, tax planning, payroll services, employee benefit plan design and administration. We also offer retirement accounts and prepare tax returns.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1 to the consolidated financial statements for the year ended December 31, 2006.

The Company’s financial information for each segment is derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The operating segments have been determined by how executive management has organized the Company’s business for making operating decisions and assessing performance.

The following tables present segment information as of, and for the three months and the six months ended June 30, 2007, unaudited (in thousands):

	Three months ended June 30, 2007
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$5,877	$47	$(582)	$5,342	$18	$5,360
Other revenue (loss)-external customers	(625)	385	18	(222)	(62)	(284)
Segment (loss)	(1,218)	(186)	(502)	(1,906)	(71)	(1,977)
Segment assets	598,995	25,852	88,622	713,469	(89,718)	623,751

	Six months ended June 30, 2007
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$11,194	$97	$(1,167)	$10,124	$35	$10,159
Other revenue (loss)-external customers	621	881	36	1,538	(125)	1,413
Segment (loss)	(358)	(330)	(916)	(1,604)	(112)	(1,716)
Segment assets	598,995	25,852	88,622	713,469	(89,718)	623,751

NOTE 8 – Share-Based Compensation

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

The Company recognized share-based compensation expense of $57,000 for the three months ended June 30, 2007 and $84,000 for the six months ended June 30, 2007. Included in these amounts is $57,000 related to restricted stock for the three month period ended June 30, 2007 and $84,000 for the six month period ended June 30, 2007. Also included in the share-based compensation expense for the three and six month periods ended June 30, 2007 was expense related to stock options of $0 and $0 respectively.

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

At June 30, 2007, the Company had $780,000 of unamortized restricted stock compensation. At December 31, 2006, the Company had approximately $1.1 million of unamortized restricted stock compensation. The grants are generally recognized over three years. There was no unrecognized share-based compensation related to stock options as of June 30, 2007.

NOTE 9 – Derivative Activities

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

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.00 percent. At June 30, 2007, the prime rate was 8.25 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At June 30, 2007, the fair value of the floor was $76,000, which was included in other assets. The change in net unrealized losses of $(104,000) during the three months ended June 30, 2007 and $(64,000) during the six months ended June 30, 2007 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during the quarter. The entire loss on the derivative was included in the assessment of the effectiveness. The change in net unrealized losses of $(98,000) during the three months ended June 30, 2006 and $(431,000) during the six months ended June 30, 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income.

NOTE 10 – Annual Goodwill Impairment Assessment

In accordance with the Company’s accounting policy, during the second quarter of 2007, the annual assessment of our goodwill assets was completed. This assessment did not indicate any impairment.

NOTE 11 – Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at June 30, 2007 or December 31, 2006. The carrying amount of available-for-sale securities and their approximate fair values were as follows (in thousands):
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2007	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$2,006	$-	$(52)	$1,954
U.S. government agency mortgage-backed securities issued by FNMA	3,618	25	(84)	3,559
Collateralized mortgage obligations guaranteed by GNMA	8,383	-	(144)	8,239
Collateralized mortgage obligations issued by FNMA	76,564	38	(1,699)	74,903
State and municipal bonds	17,804	847	-	18,651
	$108,375	$910	$(1,979)	$107,306

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2006	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$2,165	$-	$(43)	$2,122
U.S. government agency mortgage-backed securities issued by FNMA	8,149	56	(66)	8,139
Collateralized mortgage obligations guaranteed by GNMA	9,533	-	(163)	9,370
Collateralized mortgage obligations issued by FNMA	148,119	16	(3,658)	144,477
State and municipal bonds	17,727	1,139	-	18,866
	$185,693	$1,211	$(3,930)	$182,974

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

NOTE 12 – Income Taxes

The Company adopted FIN 48 on January 1, 2007. Although the implementation of FIN 48 did not impact the amounts in our financial statements, the Company does have an unrecognized tax benefit of approximately $220,000 at January 1, 2007 and June 30, 2007.  If this benefit was recognized, it would affect the Company’s effective tax rate. This amount includes estimated interest of $35,000 and no penalties. The Company files consolidated federal and unitary state income tax returns where allowed. Tax years ending December 31, 2003 through 2006 remain open to examination, although there are no examinations in progress at this time.

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

NOTE 13- Subsequent Events

In July 2007, the Company repurchased 94,782 shares of stock for $1,720,293 or $18.15 per share.

In July 2007, the Company redeemed approximately $15,000,000 of its subordinated debentures incurring termination charges on a pre-tax basis of $1.2 million. Concurrently, the Company issued approximately $15,000,000 of new subordinated debentures. The redeemed subordinated debentures were variable rate at three-month LIBOR plus 3.58%. The new subordinated debentures are also variable rate at three-month LIBOR plus 1.40%.

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

Comparison of Results for the Three Months Ended June 30, 2007 and 2006

General

We completed several significant transactions during the second quarter of 2007 that substantially reconfigure the Company. The sale of substantially all of the assets of the insurance segment was completed resulting in a pre-tax gain of $6.083 million which is reported in discontinued operations. The resulting increase in regulatory capital permitted the Company to extinguish $62.2 million of high-cost (approximately 6.1%) FHLB advances and sell lower-yielding (approximately 4.1%) investments, incurring prepayment penalties and losses on sales aggregating $3.561 million on a pre-tax basis which are reported in continuing operations.

Net losses from continuing operations were $(1.977) million, or $(0.56) per share on a diluted basis, for the second quarter of 2007 compared to net income from continuing operations of $645 thousand, or $0.18 per share on a diluted basis, for the quarter ended June 30, 2006. Net income, which combines results of continuing operations and discontinued operations, was $1.827 million, or $0.52 per share on a diluted basis, in the second quarter of 2007 compared to $1.095 million, or $0.31 per share on a diluted basis, in the second quarter of 2006.

Continuing Operations
Net interest income for the second quarter of 2007 was $5.360 million, an increase of $460 thousand, or 9.4%, from $4.900 million in the same period of 2006. The net interest margin for the current period improved to 3.66% from 3.13%. The increase in net interest margin was largely due to higher balances of loans held for investment and higher rates earned on these assets. Also contributing to the higher net interest margin were declines in high rate debt funded by sales of lower earning investments.

The provision for credit losses was $700 thousand in the second quarter of 2007 compared with $0 in the second quarter of 2006. This increase was primarily related to higher balances in the portfolio of loans and leases held for investment. To a lesser extent, the increase can also be attributed to certain lending relationships to businesses operating in industries currently facing challenges.

Non-interest income (loss) for the second quarter of 2007 included pre-tax losses on sales of securities aggregating $(2.026) million which resulted in an overall non-interest income (loss) of $(284) thousand. This compares to non-interest income of $1.486 million for the same period in 2006, which included pre-tax gains on sales of securities aggregating $238 thousand. Excluding the gains and losses on securities transactions, non-interest income in the second quarter of 2007 was $1.742 million compared to $1.248 million in 2006, an increase of $494 thousand, or 39.6%. This increase reflects higher revenues from wealth management, bank charges and gains on sales of loans. Although gains on sales of commercial real estate loans are highly dependent on the volume of sales, each of these revenues have generally been recurring. Gains and losses on securities transactions can vary significantly from period to period.

Non-interest expense for the second quarter of 2007, which included prepayment penalties on extinguishment of FHLB advances of $1.535 million on a pre-tax basis, was $7.739 million compared to $5.610 million in the same period of 2006. Excluding the prepayment penalties, non-interest expense was $6.204 million in the second quarter of 2007, an increase of $594 thousand, or 10.6% compared to the same period in 2006. This increase can primarily be attributed to bonus compensation rewarding successful efforts and normal salary adjustments.

Continuing operations had a tax benefit of $1.386 million in the second quarter of 2007 primarily due to benefits related to losses on sales of securities, prepayment penalties incurred and tax exempt securities owned by the banking segment. In the second quarter of 2006 the Company recorded a tax expense in continuing operations of $131 thousand because it reported pre-tax income in the period.

Discontinued Operations
Pre-tax income for the discontinued operations in the 2007 second quarter was $6.084 million; virtually all of the income was related to the gain on sale of the insurance assets. In the second quarter of 2006 pre-tax income for the discontinued operations was $779 thousand. The effective tax rate for the discontinued operations was 37.5% in the three months ended June 30, 2007 and 42.2% for the same period in 2006. The effective tax rate in the discontinued operations is higher because most of the tax beneficial items of the Company are attributable to the continuing operations.

Net Income
Net income, which combines results of continuing operations and discontinued operations, was $1.827 million, or $0.52 per share on a diluted basis, in the second quarter of 2007 compared to $1.095 million, or $0.31 per share on a diluted basis, in the second quarter of 2006.

Comparison of Results for the Six Months Ended June 30, 2007 and 2006

General
The large transactions completed in the second quarter significantly influenced our results in the six month period ending June 30, 2007. Net losses from continuing operations were $(1.716) million, or $(0.49) per share on a diluted basis, for the first half of 2007 compared to net income from continuing operations of $656 thousand, or $0.19 per share on a diluted basis, for the first half of 2006. Net income, which combines results of continuing operations and discontinued operations, was $3.384 million, or $0.96 per share on a diluted basis, in the first half of 2007 compared to $2.112 million, or $0.60 per share on a diluted basis, in the first half of 2006.

Continuing Operations
Net interest income was $10.159 million, an increase of $563 thousand, or 5.9%, from $9.596 million in the same period of 2006. The net interest margin for the current period improved to 3.44% from 3.05%. The increase in net interest margin was largely due to higher balances of loans held for investment and higher rates earned on these assets. Also contributing to the higher net interest margin were declines in high rate debt funded by sales of lower earning investments.

The provision for credit losses was $950 thousand in the first half of 2007 compared to $210 thousand in the first half of 2006. This increase was primarily related to higher balances in the portfolio of loans and leases held for investment. To a lesser extent, the increase can also be attributed to certain lending relationships to businesses operating in industries currently facing challenges.

Non-interest income for the first half of 2007 was $1.413 million, which included pre-tax losses on sales of securities aggregating $(2.026) million. This compares to non-interest income of $2.266 million for the same period in 2006, which included pre-tax losses on sales of securities aggregating $(361) thousand. Excluding the gains and losses on securities transactions, non-interest income in 2007 was $3.439 million compared to $2.627 million in 2006, an increase of $812 thousand or 30.9%. This increase reflects higher revenues from wealth management, bank charges and service fees, and gains on sales of loans. Although gains on sales of commercial real estate loans are highly dependent on the volume of sales, each of these revenues have generally been recurring. Gains and losses on securities transactions can vary significantly from period to period.

Non-interest expense for the first half of 2007, which included prepayment penalties on extinguishment of FHLB advances of $1.535 million on a pre-tax basis, was $13.725 million compared to $11.156 million in the same period of 2006. Excluding the prepayment penalties, non-interest expense was $12.190 million in the first half of 2007, an increase of $1.034 million, or 9.3% compared to the same period in 2006. This increase can primarily be attributed to bonus compensation rewarding successful efforts and normal salary adjustments.

Continuing operations had a tax benefit of $1.387 million in the first half of 2007 primarily due to benefits related to losses on sales of securities, prepayment penalties incurred and tax exempt securities owned by the banking segment. In the first half of 2006 the Company recorded a tax benefit in continuing operations of $(160) thousand, primarily because of tax exempt securities owned by the banking segment.

Net Interest Income from Continuing Operations
The following table presents average balances; interest earned or owed; associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended June 30, 2007, and 2006, and the six-month periods ended June 30, 2007, and 2006 as well as the changes between the periods presented, unaudited, (amounts are in thousands):

	Three Months Ended June 30,
	2007			2006			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$10,122	$132	5.23%	$50,998	$614	4.83%	$(40,876)	$(482)	0.40%	(a)
Investments - taxable	143,352	1,700	4.76%	173,101	1,973	4.57%	(29,749)	(273)	0.19%	(b)
Investments - tax exempt	18,892	231	4.90%	40,763	459	4.52%	(21,871)	(228)	0.38%	(b)
Loans held for sale	709	-	0.00%	955	-	0.00%	(246)	-	0.00%
Participating interests in mortgage loans	29,153	596	8.20%	26,264	459	7.01%	2,889	137	1.19%	(c)
Loans and leases held for investment	388,012	8,474	8.76%	339,065	7,165	8.48%	48,947	1,309	0.28%	(d)
Allowance for loan losses	(3,629)	-		(3,383)	-		(246)	-
Total interest-earning assets	$586,611	11,133	7.61%	$627,763	10,670	6.82%	$(41,152)	463	0.79%
Interest-bearing liabilities
Interest checking and money market accounts	$249,074	2,078	3.35%	$245,973	1,762	2.87%	$3,101	316	0.48%
Savings	8,520	17	0.80%	8,541	17	0.80%	(21)	-	0.00%
Certificates of deposit under $100,000	145,881	1,754	4.82%	151,896	1,561	4.12%	(6,015)	193	0.70%	(e)
Certificates of deposit $100,000 and over	43,251	554	5.14%	52,578	570	4.35%	(9,327)	(16)	0.79%	(e)
Total interest-bearing deposits	446,726	4,403	3.95%	458,988	3,910	3.42%	(12,262)	493	0.53%
Short-term borrowings	8,934	109	4.89%	16,379	198	4.85%	(7,445)	(89)	0.04%	(f)
Federal Home Loan Bank advances	45,169	691	6.14%	82,200	1,050	5.12%	(37,031)	(359)	1.02%	(g)
Long-term borrowings	-	-	0.00%	3,067	57	7.45%	(3,067)	(57)	-7.45%	(h)
Subordinated debentures	22,546	570	10.14%	22,533	555	9.88%	13	15	0.26%
Total borrowings	76,649	1,370	7.17%	124,179	1,860	6.01%	(47,530)	(490)	1.16%
Total interest-bearing liabilities	$523,375	5,773	4.42%	$583,167	5,770	3.97%	$(59,792)	3	0.45%
Net interest income/spread		$5,360	3.19%		$4,900	2.85%		$460	0.34%
Net interest margin			3.66%			3.13%			0.53%
Notation:
Non-interest-bearing deposits	$68,887	-		$69,418	-		$(531)	-
Total deposits	$515,613	$4,403	3.43%	$528,406	$3,910	2.97%	$(12,793)	$493	0.46%
Taxable equivalents:
Total interest-earning assets	$586,611	$11,255	7.70%	$627,763	$10,906	6.97%	$(41,152)	$349	0.73%
Net interest income/spread	-	$5,482	3.28%	-	$5,136	3.00%	-	$346	0.28%
Net interest margin	-	-	3.75%	-	-	3.28%	-	-	0.47%

(a)	The average balance of Federal funds sold is lower in 2007, as these funds have been used to increase loans and decrease higher interest-bearing liabilities.
(b)	The decrease in average investments was primarily the result of management’s strategy to prepay FHLB advances financed by the sales of investments.
(c)
Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on loans and are repaid when the mortgage banking entity sells the loans. Our loans will vary depending on the level of originations and the timing of loan sales by the mortgage banking entity. The mortgage banking industry is currently operating in a challenging environment.

(d)
The average balance of loans has increased as a result of management’s strategy to emphasize loan growth. Proceeds from the sale of the insurance segment were also used to repurchase participations previously sold.

(e)	The average balance of CD’s has declined as a result of management’s strategy to let certain higher cost CD’s relationships expire.
(f)	The average balances in short-term borrowings are lower because we now offer off-balance sheet sweep products for customers with very large balances.
(g)	The average balance of FHLB advances are lower as these borrowings were repaid in the second quarter of 2007.
(h)	The average balance of long-term borrowings is lower in 2007 because we have focused on paying down higher cost borrowings.

	Six Months Ended June 30,
	2007			2006			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$20,274	$522	5.19%	$44,887	$1,035	4.65%	$(24,613)	$(513)	0.54%	(a)
Investments - taxable	154,555	3,620	4.72%	177,989	4,035	4.57%	(23,434)	(415)	0.15%	(b)
Investments - tax exempt	18,851	462	4.94%	43,830	978	4.50%	(24,979)	(516)	0.44%	(b)
Loans held for sale	543	-	0.00%	930	-	0.00%	(387)	-	0.00%
Participating interests in mortgage loans	35,336	1,408	8.04%	37,902	1,267	6.74%	(2,566)	141	1.30%	(c)
Loans and leases held for investment	369,735	15,997	8.72%	332,245	13,716	8.32%	37,490	2,281	0.40%	(d)
Allowance for loan losses	(3,500)	-		(3,278)	-		(222)	-
Total interest-earning assets	$595,794	22,009	7.45%	$634,505	21,031	6.68%	$(38,711)	978	0.77%
Interest-bearing liabilities
Interest checking and money market accounts	$253,011	4,183	3.33%	$247,260	3,425	2.79%	$5,751	758	0.54%
Savings	8,497	33	0.78%	8,458	33	0.79%	39	-	-0.01%
Certificates of deposit under $100,000	147,757	3,527	4.81%	149,234	2,954	3.99%	(1,477)	573	0.82%	(e)
Certificates of deposit $100,000 and over	43,661	1,117	5.16%	59,930	1,312	4.41%	(16,269)	(195)	0.75%	(e)
Total interest-bearing deposits	452,926	8,860	3.94%	464,882	7,724	3.35%	(11,956)	1,136	0.59%
Short-term borrowings	9,413	219	4.69%	16,879	391	4.67%	(7,466)	(172)	0.02%	(f)
Federal Home Loan Bank advances	53,684	1,627	6.11%	82,200	2,089	5.12%	(28,516)	(462)	0.99%	(g)
Long-term borrowings	188	9	9.65%	3,449	125	7.31%	(3,261)	(116)	2.34%	(h)
Subordinated debentures	22,475	1,135	10.18%	22,447	1,106	9.94%	28	29	0.24%
Total borrowings	85,760	2,990	7.03%	124,975	3,711	5.99%	(39,215)	(721)	1.04%
Total interest-bearing liabilities	$538,686	11,850	4.44%	$589,857	11,435	3.91%	$(51,171)	415	0.53%
Net interest income/spread		$10,159	3.01%		$9,596	2.77%		$563	0.24%
Net interest margin			3.44%			3.05%			0.39%
Notation:
Non-interest-bearing deposits	$69,402	-		$68,310	-		$1,092	-
Total deposits	$522,328	$8,860	3.42%	$533,192	$7,724	2.92%	$(10,864)	$1,136	0.50%
Taxable equivalents:
Total interest-earning assets	$595,794	$22,251	7.53%	$634,505	$21,535	6.84%	$(38,711)	$716	0.69%
Net interest income/spread	-	$10,401	3.09%	-	$10,100	2.93%	-	$301	0.16%
Net interest margin	-	-	3.52%	-	-	3.21%	-	-	0.31%

(a)	The average balance of Federal funds sold is lower in 2007, as these funds have been used to increase loans and decrease higher interest-bearing liabilities.
(b)	The decrease in average investments was the result of management’s strategy to prepay FHLB advances financed by the sales of investments.
(c)
Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on loans and are repaid when the mortgage banking entity sells the loans. Our loans will vary depending on the level of originations and the timing of loan sales by the mortgage banking entity. The mortgage banking industry is currently operating in a challenging environment.

(d)
The average balance of loans has increased as a result of management’s strategy to emphasize loan growth. Proceeds from the sale of the insurance segment were also used to repurchase participations previously sold.

(e)	The average balance of CD’s has declined as a result of management’s strategy to let certain higher cost CD’s relationships expire.
(f)	The average balances in short-term borrowings are lower because we now offer off-balance sheet sweep products for customers with very large balances.
(g)	The average balance of FHLB advances are lower as these borrowings were repaid in the second quarter of 2007.
(h)	The average balance of long-term borrowings is lower in 2007 because we have focused on paying down higher cost borrowings.

Non-interest Income (Loss) from continuing operations
The following table presents the major categories of our non-interest income for the three-month periods ended June 30, 2007 and 2006 and the six-month periods ended June 30, 2007 and 2006, as well as the amount and percent of change between the periods (amounts are in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Non-interest Income (Loss)	2007	2006	$	%	2007	2006	$	%

Gain on sales of loans	$688	$419	$269	64%	$1,051	$855	$196	23%	(a)
Bank charges and service fees	558	423	135	32%	1,099	893	206	23%	(b)
Wealth management income	346	275	71	26%	802	608	194	32%	(c)
Net gain (loss) on sales of securities	(2,026)	238	(2,264)	(951)%	(2,026)	(361)	(1,665)	461%	(d)
Other	150	131	19	15%	487	271	216	80%	(e)
Total non-interest income (loss)	$(284)	$1,486	$(1,770)	(119)%	$1,413	$2,266	$(853)	(38)%

(a)
Our commercial real estate divisions originate and sell loans. The sales generate gains which are dependent on the volume of loans sold. This source of income is subject to variability from period to period.

(b)	Increases in bank charges and service fees can be attributed to an increase in the number of banking relationships, newer products and services, and revised pricing for products and services.
(c)	Wealth management income increased due to increased trust assets under management and new products.
(d)
We sold several securities at a loss to finance prepayment of FHLB advances in the second quarter of 2007. Gains and/or losses on the sale of investment securities can vary significantly from period to period depending on the nature of the securities transactions consummated.

(e)	Other income increased primarily due to a success fee of approximately $170,000 received in the first quarter of 2007.

Non-interest Expense from continuing operations
The following table presents the major categories of our non-interest expense for the three-month periods ended June 30, 2007 and 2006 and the six-month periods ended June 30, 2007 and 2006, as well as the amount and percent of change between the periods (amounts are in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Non-interest Expense	2007	2006	$	%	2007	2006	$	%

Salaries and employee benefits	$3,674	$2,945	$729	25%	$7,114	$5,994	$1,120	19%	(a)
Prepayment penalties on early extinguishment of FHLB advances	1,535	-	1,535	100%	1,535	-	1,535	100%	(b)
Occupancy	553	648	(95)	(15)%	1,113	1,198	(85)	(7)%
Depreciation and amortization	401	360	41	11%	834	714	120	17%
Professional services	291	305	(14)	(5)%	477	645	(168)	(26)%	(c)
Office supplies, telephone and postage	254	271	(17)	(6)%	539	509	30	6%
Data processing fees	250	241	9	4%	544	464	80	17%
Marketing and promotion	159	197	(38)	(19)%	349	415	(66)	(16)%
FDIC and other assessments	59	46	13	28%	116	95	21	22%
Amortization of intangible assets	28	28	-	-%	56	56	-	-%
Other	535	569	(34)	(6)%	1,048	1,066	(18)	(2)%
Total non-interest expense	$7,739	$5,610	$2,129	38%	$13,725	$11,156	$2,569	23%
Efficiency ratio	152.5%	87.9%			118.6%	94.1%

(a)	Salary and benefit expenses have increased because of normal increases and bonuses rewarding successful efforts.
(b)	Prepayment penalties are related to extinguishing FHLB advances in the second quarter of 2007.
(c)	Professional service fees have decreased due to efforts to control expenses.

Income Tax Provision in Continuing Operations
Continuing operations had a tax benefit of $1.387 million in the first half of 2007 primarily due to benefits related to losses on sales of securities, prepayment penalties incurred and tax exempt securities owned by the banking segment. In the first half of 2006 the Company recorded a tax benefit in continuing operations of $(160) thousand, primarily because of tax exempt securities owned by the banking segment.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets were $624.1 million at June 30, 2007, declining from $692.3 million at December 31, 2006. The decrease was primarily related to the extinguishment of $62.2 million of FHLB advances costing approximately 6.1% financed by the sale of investment securities which were earning 4.1%. The balance of participating interests in mortgage loans also declined by $37.9 million since December 31, 2006. These decreases have been partially offset by increases in loans and leases held for investment, which were $424.0 million as of June 30, 2007 compared to $333.9 million as of December 31, 2006. The increase in loans and leases held for investment can be attributed to repurchases of participations sold of approximately $27.0 million and organic growth. The participations were repurchased because our legal lending limit increased significantly in the second quarter of 2007.

Assets. The following table presents our assets by category (amounts are in thousands):

	June 30,	December 31,	Change
Assets	2007	2006	$	%
Cash and due from banks	$11,231	$18,216	$(6,985)	(38)%	(a)
Federal funds sold	22,500	24,000	(1,500)	(6)%
Investment securities available for sale	107,306	182,974	(75,668)	(41)%	(b)
Federal Reserve Bank and Federal Home Loan Bank stock	2,235	5,003	(2,768)	(55)%	(c)
Loans held for sale	241	1,669	(1,428)	(86)%
Participating interests in mortgage loans	18,183	56,125	(37,942)	(68)%	(d)
Loans and leases held for investment, net	419,667	330,564	89,103	27%	(e)
Premises and equipment, net	23,122	23,572	(450)	(2)%
Interest receivable	3,226	3,309	(83)	(3)%
Other assets	15,575	13,643	1,932	14%
Goodwill	409	409	-	-%
Other intangible assets, net	56	112	(56)	(50)%
Assets of discontinued operations	386	32,680	(32,294)	(99)%	(f)
Total assets	$624,137	$692,276	$(68,139)	(10)%

(a)	These balances typically vary significantly on a daily basis.
(b)	The decrease in investments was primary the result of management’s strategy to prepay FHLB advances financed by the sales of investments.
(c)	Federal Reserve Bank stock and Federal Home Loan Bank stock balances declined as we were permitted to lower holding after the FHLB advances were extinguished.
(d)
Participating interests in mortgage loans are collateralized by a portfolio of mortgage loans owned by a mortgage banking entity. We advance funds to the mortgage banking entity when they close on loans and are repaid whenever the mortgage banking entity sells loans. Our investment in the participation will vary depending on the level of originations and timing of loan sales by the mortgage banking entity. The mortgage banking industry is currently operating in a challenging environment.

(e)
The balance of loans has increased as a result of management’s strategy to emphasize loan growth. Proceeds from the sale of the insurance segment were also used to repurchase participations previously sold.

(f)	Assets of discontinued operations have declined due to the sale of substantially all of the assets of the insurance segment.

Allowance for Credit Losses. The following tables set forth information regarding changes in our allowance for credit losses for the three and six-month periods ending June 30, 2007 and 2006 (amounts are in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$3,615	$3,380	$3,370	$3,188
Provision for credit losses	700	-	950	210
Loans charged off	(8)	(1)	(14)	(32)
Loans recovered	1	8	2	21
Balance, end of period	$4,308	$3,387	$4,308	$3,387
Total loans at June 30, 2007 and June 30, 2006	$442,399	$374,946
Loans and leases held for investment at June 30, 2007 and June 30, 2006	$423,975	$340,462
Allowance for credit losses as a percentage of total loans at June 30, 2007 and June 30, 2006	0.97%	0.90%
Allowance for credit losses as a percentage of loans and leases held for investment at June 30, 2007 and June 30, 2006	1.02%	0.99%

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ratio of net charge-offs to average total loans	(0.002)%	0.002%	(0.003)%	(0.003)%
Ratio of net charge-offs to average loans and leases held for investment	(0.002)%	0.002%	(0.003)%	(0.003)%
Ratio of net charge-offs to average total loans, annualized	(0.007)%	0.008%	(0.006)%	(0.006)%
Ratio of net charge-offs to average loans and leases held for investment, annualized	(0.007)%	0.008%	(0.006)%	(0.007)%

The provision for credit losses was $700 thousand in the second quarter of 2007 compared with $0 in the second quarter of 2006. The provision for credit losses was $950 thousand in the first half of 2007 compared to $210 thousand in the first half of 2006. These increases were primarily related to higher balances in the portfolio of loans and leases held for investment. To a lesser extent, the increase can also be attributed to certain lending relationships to businesses operating in industries currently facing challenges.

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

Specific Reserves
The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower’s ability to make payments when due. Included in this group are those non-accrual or renegotiated loans that meet the criteria as being “impaired” under the definition in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns. Under SFAS 114, any allowance on impaired loans is generally based on one of three methods. The accounting standard requires that impaired loans be measured at either the present value of expected cash flows at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral of the loan.

Reserves for Homogeneous Loan Pools
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

Qualitative Reserve
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

Nonperforming Assets
The following table sets forth information concerning our nonperforming assets as of the dates indicated (amounts are in thousands):

	June 30,	December 31,
	2007	2006
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$1	$2
Nonaccrual loans	100	100
Total nonperforming loans	101	102
Total nonperforming assets	$101	$102
Allowance for credit losses	$4,308	$3,370
Ratio of total nonperforming loans to total loans	0.02%	0.03%
Ratio of total nonperforming loans to loans and leases held for investment	0.02%	0.03%
Ratio of total nonperforming assets to total assets	0.02%	0.02%
Ratio of allowance for credit losses to nonperforming loans	4,265%	3,304%

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

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had no restructured loans in our portfolio at June 30, 2007 or December 31, 2006.

Potentially Problematic Loans are loans that are currently performing but have higher than usual inherent risk. Certain components of the residential housing, residential development, and mortgage banking are operating in markets that are currently facing challenges. To the extent we have relationships with entities in, or serving, these markets and industries our risk exposure is increased. For example, our counterparties in the mortgage banking industry are relationships with higher than usual inherent risk.

Liabilities
The following table presents our liabilities by category as of June 30, 2007 and December 31, 2006 as well as the amount and percent of change between the two dates (amounts are in thousands):

	June 30,	December 31,	Change
Liabilities	2007	2006	$	%

Deposits:
Non-interest-bearing	$68,830	$84,184	$(15,354)	(18)%	(a)
Interest-bearing -
Savings, interest checking and money market	247,904	253,408	(5,504)	(2)%
Time deposits $100,000 and over	44,417	44,955	(538)	(1)%
Other time deposits	142,237	146,705	(4,468)	(3)%
Short-term borrowings	6,928	9,709	(2,781)	(29)%	(b)
FHLB advances	-	62,200	(62,200)	(100)%	(c)
Long-term borrowings	-	1,167	(1,167)	(100)%	(d)
Guaranteed preferred beneficial interests in Company's subordinated debentures	22,720	22,711	9	0%
Other liabilities	30,227	4,959	25,268	510%	(e)
Liabilities of discontinued operations	790	6,676	(5,886)	(88)%	(f)
Total liabilities	$564,053	$636,674	$(72,621)	(11)%

(a)	These accounts generally fluctuate daily due to the cash management activities of our customers, particularly our commercial customers.
(b)	The balances in short-term borrowings are lower because we now offer off-balance sheet sweep products for customers with very large balances.
(c)	FHLB advances are lower as these borrowings were repaid in the second quarter of 2007.
(d)	The balance of long-term borrowings is lower in 2007 because we have focused on paying down higher cost borrowings.
(e)
Other liabilities increased due to a payment received after the payment processing deadline. This payment was processed in early July to reduce loans outstanding and amounts due to investors of loan participations sold.

(f)	The decrease in liabilities of discontinued operations relates to the sale of the insurance segment.

Stockholders’ Equity. Our stockholders’ equity increased between December 31, 2006 and June 30, 2007. The increase to stockholders’ equity is a result of earnings, the gain on sale of the insurance segment and a reduction in accumulated comprehensive losses, partially offset by the loss from continuing operations.

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

	Tier 1 Risk-Based Ratio	Total Risk Based Ratio	Tier 1 Leverage Ratio
As of June 30, 2007
BNCCORP, consolidated	14.99%	16.23%	12.23%
BNC National Bank	15.29%	16.08%	12.51%

As of December 31, 2006
BNCCORP, consolidated	9.49%	10.89%	7.12%
BNC National Bank	10.26%	10.94%	7.70%

As of June 30, 2007, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered “well-capitalized” under prompt corrective action provisions.

Regulatory capital ratios improved in the second quarter of 2007 because of earnings and a decrease in intangible assets resulting from the sale of assets in the insurance segment.

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

The following table sets forth, for the six months ended June 30, 2007 and 2006, a summary of our major recurring sources and (uses) of funds (amounts are in thousands):

	For the Six Months Ended
	June 30,
Major Sources and (Uses) of Funds	2007	2006
Repayments of Federal Home Loan Bank Advances	(62,200)	-
Originations of loans to be participated	(121,359)	(47,397)
Proceeds from participations of loans	121,359	47,397
Net increase in loans held for investment	(90,067)	(30,126)
Net decrease in participating interests in mortgage loans	37,942	68,232
Net decrease in deposits	(25,864)	(30,573)
Change in Federal funds sold, net	1,500	(26,000)
Proceeds from sale of investment securities	59,453	24,958
Purchases of investment securities	-	(17,777)
Proceeds from maturities of investment securities	15,468	12,007
Proceeds from sale of loans held for sale	9,078	12,475
Funding of originations of loans held for sale	(7,650)	(13,589)

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

As of June 30, 2007, the Bank had established Federal funds purchase programs with three banks, totaling $17.5 million. At June 30, 2007, the Bank had purchased Federal funds of $0 under these programs leaving $17.5 million available. The Federal funds purchase programs, if advanced upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

Application of Critical Accounting Policies

The following critical accounting policies are dependent on estimates that are particularly susceptible to significant change. The Company considers theses policies and related estimates to be the most critical in their potential effect on its financial position or results of operations (for more information regarding these policies, refer to the 2006 10-K):

Allowance for Credit Losses
Goodwill Impairment
Interest Income Recognition
Income Taxes

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their June 30, 2007 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its June 30, 2007 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter’s net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at June 30, 2007 of 8.25 percent to 9.25 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month. As the yield curve is inverted with short-term rates higher than long-term rates, the parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 2.03 percent. This is nearly 108bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly more than the record levels experienced during the 2003 lows in mortgage rates. The net interest income simulation results for the 12-month horizon are shown below:

Net Interest Income Simulation
(amounts are in thousands)

Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$24,770	$25,319	$25,884	$26,418	$26,893	$27,363	$27,831
Dollar change from unchanged scenario	$(1,648)	$(1,099)	$(534)	-	$475	$945	$1,413
Percentage change from unchanged scenario	(6.24)%	(4.16)%	(2.02)%	-	1.80%	3.58%	5.35%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of June 30, 2007 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

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

In July 2007, the Company repurchased 94,782 shares of stock for $1,720,293 or $18.15 per share.

Item 4. Submission of Matters to a Vote of Securities Holders

A special meeting of stockholders of the Company was held on May 23, 2007. Proxies were solicited pursuant to the Exchange Act.

The stockholders voted on and approved selling substantially all of the assets of the Company’s insurance agency operation, BNC Insurance Services, Inc., to a subsidiary of Hub International Limited. Holders of 2,231,630 shares voted for, holders of 7,770 shares voted against and holders of 11,406 shares abstained from voting on the proposal.

The annual meeting of stockholders of the Company was held on June 20, 2007. Proxies were solicited pursuant to the Exchange Act.

Gregory K. Cleveland, Stephen H. Roman and Tracy Scott, were elected to serve as directors until the 2010 annual meeting of stockholders. Holders of 2,180,873 shares voted for and holders of 10,319 shares withheld votes for the election of Mr. Cleveland. Holders of 2,169,573 shares voted for and holders of 21,619 shares withheld votes for the election of Mr. Roman. Holders of 2,120,373 shares voted for and holders of 70,819 shares withheld votes for the election of Mr. Scott. The following directors continued after the Annual Meeting: Gaylen Ghylin, Richard M. Johnsen, Jr., Mark W. Sheffert and Jerry Woodcox.

The stockholders voted on and approved a proposal to ratify the appointment of KPMG LLP as the Company’s independent public accountants for 2007. Holders of 2,158,808 shares voted for, holders of 4,638 shares voted against, holders of 27,745 shares abstained from voting on the proposal and there were no non-votes.

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

BNCCORP, Inc.

Date:	August 10, 2007	By:	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By:	/s/ Timothy J Franz
Timothy J Franz
Chief Financial Officer