Form 10-Q
period 2007-09-30
BNCCORP INC
filed 2007-11-09
CIK 945434

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

The number of shares of the registrant’s outstanding common stock on November 6, 2007 was 3,491,520.

BNCCORP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
	September 30,	December 31,
ASSETS	2007	2006
	(unaudited)
CASH AND CASH EQUIVALENTS	$10,897	$18,216
FEDERAL FUNDS SOLD	-	24,000
INVESTMENT SECURITIES AVAILABLE FOR SALE	104,624	182,974
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	2,235	5,003
LOANS HELD FOR SALE	-	1,669
PARTICIPATING INTERESTS IN MORTGAGE LOANS	21,817	56,125
LOANS AND LEASES HELD FOR INVESTMENT	444,686	333,934
ALLOWANCE FOR CREDIT LOSSES	(5,502)	(3,370)
Net loans and leases	461,001	386,689
PREMISES AND EQUIPMENT, net	23,076	23,572
INTEREST RECEIVABLE	3,564	3,309
OTHER ASSETS	15,809	13,643
GOODWILL	409	409
OTHER INTANGIBLE ASSETS, net	28	112
ASSETS FROM DISCONTINUED OPERATIONS	355	32,680
	$621,998	$692,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest-bearing	$73,112	$84,184
Interest-bearing –
Savings, interest checking and money market	253,878	253,408
Time deposits $100,000 and over	45,990	44,955
Other time deposits	147,957	146,705
Total deposits	520,937	529,252
SHORT-TERM BORROWINGS	14,961	9,709
FEDERAL HOME LOAN BANK ADVANCES	-	62,200
LONG-TERM BORROWINGS	-	1,167
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	22,769	22,711
OTHER LIABILITIES	4,756	4,959
LIABILITIES FROM DISCONTINUED OPERATIONS	719	6,676
Total Liabilities	564,142	636,674
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 10,000,000 shares authorized; 3,493,155 and 3,600,467 shares issued and outstanding	35	36
Capital surplus – common stock	26,250	25,950
Retained earnings	33,372	32,125
Treasury stock (148,298 shares as of September 30, 2007 and 49,186 shares as of December 31, 2006)	(2,393)	(598)
Accumulated other comprehensive income (loss), net	592	(1,911)
Total stockholders’ equity	57,856	55,602
	$621,998	$692,276

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data, unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$9,387	$7,791	$26,792	$22,774
Interest and dividends on investments
Taxable	1,340	2,435	5,340	7,381
Tax-exempt	232	398	694	1,376
Dividends	29	65	170	189
Total interest income	10,988	10,689	32,996	31,720
INTEREST EXPENSE:
Deposits	4,439	4,269	13,298	11,993
Short-term borrowings	88	173	307	564
Federal Home Loan Bank advances	-	975	1,627	3,064
Long-term borrowings	-	45	10	170
Subordinated debentures	520	573	1,654	1,679
Total interest expense	5,047	6,035	16,896	17,470
Net interest income	5,941	4,654	16,100	14,250
PROVISION FOR CREDIT LOSSES	2,800	-	3,750	210
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,141	4,654	12,350	14,040
NON-INTEREST INCOME:
Bank charges and service fees	432	436	1,531	1,328
Wealth management services	536	220	1,339	828
Gains on sales of loans	314	464	1,365	1,319
Net gains (losses) on sales of securities	(1,251)	103	(3,277)	(258)
Other	279	173	765	445
Total non-interest income	310	1,396	1,723	3,662
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,140	3,159	10,254	9,153
Debt extinguishment costs	1,189	-	2,724	-
Occupancy	511	573	1,624	1,771
Depreciation and amortization	385	370	1,219	1,084
Data processing fees	318	255	862	717
Professional services	265	313	742	958
Office supplies, telephone and postage	255	271	793	780
Marketing and promotion	151	217	500	632
FDIC and other assessments	58	46	174	140
Amortization of intangible assets	28	28	84	84
Other	559	556	1,608	1,625
Total non-interest expense	6,859	5,788	20,584	16,944
Income (loss) from continuing operations before income taxes	(3,408)	262	(6,511)	758
Income tax (benefit)	(1,345)	(50)	(2,732)	(211)
Income (loss) from continuing operations	(2,063)	312	(3,779)	969

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income, continued
(In thousands, except per share data, unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Discontinued Operations:
Income (loss) from discontinued insurance segment, (including a gain on sale of $6,083 for the nine months ended September 30, 2007)	$(12)	$787	$8,142	$3,292
Income tax provision	62	296	3,116	1,345
Income (loss) from discontinued operations	(74)	491	5,026	1,947
NET INCOME (LOSS)	$(2,137)	$803	$1,247	$2,916

BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations	$(0.60)	$0.09	$(1.09)	$0.28
Income (loss) from discontinued insurance segment, net of income taxes	(0.02)	0.14	1.45	0.56
Basic earnings (loss) per common share	$(0.62)	$0.23	$0.36	$0.84

DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$(0.60)	$0.09	$(1.09)	$0.28
Income (loss) from discontinued insurance segment, net of income taxes	(0.02)	0.14	1.45	0.55
Diluted earnings (loss) per common share	$(0.62)	$0.23	$0.36	$0.83

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30,
(In thousands, except share data, unaudited)

			Capital			Accumulated
			Surplus			Other
	Common Stock		Common	Retained	Treasury	Comprehensive
	Shares	Amount	Stock	Earnings	Stock	Income	Total
BALANCE, December 31, 2005	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-	-	-	2,916	-	-	2,916
Other comprehensive loss	-	-	-	-	-	(274)	(274)
Impact of share-based compensation	66,710	1	227	-	-	-	228
Issuance of common shares	38,485	-	483	-	(11)	-	472
BALANCE, September 30, 2006	3,602,640	$36	$25,818	$31,420	$(570)	$(1,750)	$54,954

BALANCE, December 31, 2006	3,600,467	$36	$25,950	$32,125	$(598)	$(1,911)	$55,602
Net income	-	-	-	1,247	-	-	1,247
Other comprehensive gain	-	-	-	-	-	2,503	2,503
Impact of share-based compensation	(12,530)		300	-	(76)	-	224
Purchase of common shares	(94,782)	(1)	-	-	(1,719)	-	(1,720)
BALANCE, September 30, 2007	3,493,155	$35	$26,250	$33,372	$(2,393)	$592	$57,856

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands, unaudited)
	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2007		2006		2007		2006

NET INCOME		$(2,137)		$803		$1,247		$2,916
Unrealized gain (loss) on cash flow hedge, net	$315		$140		$251		$(292)
Unrealized gain (loss) on securities available for sale	836		3,328		460		(410)
Reclassification adjustment for loss (gain) included in net income	1,251		(103)		3,277		258
Other comprehensive income (loss), before tax	2,402		3,365		3,988		(444)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(901)		(1,278)		(1,485)		170
Other comprehensive income (loss)	1,501	1,501	2,087	2,087	2,503	2,503	(274)	(274)
TOTAL COMPREHENSIVE INCOME (LOSS)		$(636)		$2,890		$3,750		$2,642

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(In thousands, unaudited)
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,247	$2,916
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	3,750	210
Depreciation and amortization	1,219	1,107
Amortization of intangible assets and deferred charges	129	114
Share-based compensation	224	228
Net amortization of premiums and discounts	338	891
Proceeds from loans recovered	5	22
Change in interest receivable and other assets, net	(2,410)	(3,943)
Losses on disposals of premises and equipment, net	117	2
Net realized losses on sales of investment securities	3,277	258
Provision for deferred income taxes	(914)	1,615
Unamortized premium related to early extinguishment of subordinated debt	289	-
Change in other liabilities, net	(812)	475
Originations of loans to be participated	(152,595)	(81,667)
Proceeds from participations of loans	152,595	81,667
Funding of originations of loans held for sale	(10,593)	(20,384)
Proceeds from sale of loans held for sale	12,262	17,562
Change in operating accounts of discontinued operations	(2,751)	(631)
Gain on sale of discontinued operations	(6,083)	-
Net cash provided (used) by operating activities	(706)	442
INVESTING ACTIVITIES:
Change in Federal funds sold, net	24,000	(31,000)
Purchases of investment securities	(49,358)	(26,052)
Proceeds from sales of investment securities	106,450	39,154
Proceeds from maturities of investment securities	21,380	17,984
Purchases of Federal Reserve and Federal Home Loan Bank Stock	-	-
Sales of Federal Reserve and Federal Home Loan Bank Stock	2,768	788
Net decrease in participating interests in mortgage loans	34,308	82,380
Net increase in loans held for investment	(112,375)	(28,117)
Additions to premises and equipment	(868)	(2,002)
Sales of premises and equipment	28	36
Investing activities of discontinued operations	-	483
Proceeds from sale of discontinued operations, net	35,204	-
Net cash provided by investing activities	61,537	53,654
FINANCING ACTIVITIES:
Net decrease in deposits	(8,315)	(39,185)
Net increase (decrease) in short-term borrowings	5,252	(6,904)
Proceeds from long-term borrowings and subordinated debentures	15,000	-
Repayments of long-term borrowings and subordinated debentures	(16,167)	(1,682)
Repayments of FHLB advances	(62,200)	(20,000)
Purchase of treasury stock	(1,720)	(11)
Net cash (used) by financing activities	(68,150)	(67,782)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,319)	(13,688)
CASH AND CASH EQUIVALENTS, beginning of period	18,216	28,824
CASH AND CASH EQUIVALENTS, end of period	$10,897	$15,138
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,266	$17,566
Income taxes paid	$3,314	$709
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

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

NOTE 2 – Basis of Presentation and Accounting Policies

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

The unaudited consolidated financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year.

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

The Company’s critical accounting policies remain unchanged. The disclosure related to other significant accounting policies is amended as follows:

Loan Origination Fees and Costs; Other Lending Fees-Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan as an adjustment to yield using the interest method, except where the net amount is immaterial.

The Company occasionally originates lines of credit where the customer is charged a non-usage fee if the line of credit is not used. In such instances, we periodically review use of lines on a retrospective basis and recognize non-usage fees in non-interest income.

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

Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require the subsequent measurement of servicing assets and liabilities at fair value. The provisions of SFAS No. 156 were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s results of operations or financial position. The Company elected to measure the subsequent measurements of the servicing assets and liabilities using the amortization method.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.  This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not currently believe the impact of adopting SFAS No. 159 on January 1, 2008 will have a material impact on the Company’s financial statements.

NOTE 5 – Divestiture and Discontinued Operations

On June 1, 2007, the Company completed the sale of substantially all of the assets of BNC Insurance Services, Inc. (BNC Insurance). Management considered the benefits of the sale including, but not limited to the following:

•	Monetizes the value of a segment the Company had nurtured;
•	Strengthens the regulatory capital of Company;
•	Decreases the risk of impaired revenue due to a decline in contingency income;
•	Decreases exposure to the cyclicality of the insurance business; and
•	Permits replacement of a significant portion of the income generated by the agency.

The Company initiated actions related to the sale late in 2006 and reached an agreement to sell substantially all of the assets of the insurance segment in March 2007. Stockholders approved the transaction in May 2007. The proceeds from sale were $37.25 million and a pre-tax gain on sale of $6.083 million was recognized in the second quarter of 2007.

The financial statements of the Company report BNC Insurance in discontinued operations for all periods presented. The gain on sale is also reported in discontinued operations of the Company in 2007. Pre-tax revenues of BNC Insurance were $20,400 and $4.587 million in the third quarter of 2007 and 2006, respectively. Pre-tax revenues of BNC Insurance were $9.111 million and $14.450 million for the nine months of 2007 and 2006, respectively.

BNC Insurance was previously reported as the insurance segment of the Company.

NOTE 6 – Earnings Per Share

Net income (loss) per share was calculated as follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Denominator for basic earnings per share:
Average common shares outstanding	3,414,670	3,472,126
Dilutive common stock options	62,469	63,093
Denominator for diluted earnings per share	3,477,139	3,535,219

Numerator: Net (loss) attributable to continuing operations	$(2,063)	$(3,779)
Numerator: Net income (loss) attributable to discontinued operations	(74)	5,026
Numerator: Net income (loss)	$(2,137)	$1,247

Basic (loss) per share from continuing operations	$(0.60)	$(1.09)
Basic earnings (loss) per share from discontinued operations	(0.02)	1.45
Basic earnings (loss) per common share	$(0.62)	$0.36
Diluted (loss) per share from continuing operations	$(0.60)	$(1.09)
Diluted earnings (loss) per share from discontinued operations	(0.02)	1.45
Diluted earnings(loss) per common share	$(0.62)	$0.36

Pursuant to SFAS No. 128, no contingent shares are included in the computation of the diluted per share amounts because a loss exists in continuing operations for periods in 2007.

For the three and nine months ended September 30, 2007 there were no options outstanding that were excluded from the computation of diluted EPS because their exercise prices were higher than the average price of BNCCORP’s common stock for the period.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Denominator for basic earnings per share:
Average common shares outstanding	3,523,470	3,478,792
Dilutive common stock options	42,323	40,095
Denominator for diluted earnings per share	3,565,793	3,518,887

Numerator: Net income attributable to continuing operations	$312	$969
Numerator: Net income attributable to discontinued operations	491	1,947
Numerator: Net income	$803	$2,916

Basic earnings per share from continuing operations	$0.09	$0.28
Basic earnings per share from discontinued operations	0.14	0.56
Basic earnings per common share	$0.23	$0.84
Diluted earnings per share from continuing operations	$0.09	$0.28
Diluted earnings per share from discontinued operations	0.14	0.55
Diluted earnings per common share	$0.23	$0.83

NOTE 7 – Segment Disclosures

The Company’s continuing operations has two segments based on the nature of the products and services for each segment: banking operations and wealth management services. Prior to the second quarter of 2007 the Company had three segments. Beginning in the second quarter of 2007 the insurance operations were no longer reported as a segment as they are included in discontinued operations.

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

The following tables present segment information as of, and for the three months and the nine months ended September 30, 2007 and September 30, 2006, unaudited (in thousands):

	Three months ended September 30, 2007
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$6,398	$42	$(514)	$5,926	$15	$5,941
Other revenue (loss)-external customers	(220)	597	15	392	(82)	310
Net (loss) from continuing operations	(575)	(149)	(1,194)	(1,918)	(145)	(2,063)
Segment assets from continuing operations	594,508	28,876	82,809	706,193	(84,550)	621,643

	Nine months ended September 30, 2007
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$17,592	$139	$(1,681)	$16,050	$50	$16,100
Other revenue-external customers	401	1,478	51	1,930	(207)	1,723
Net (loss) from continuing operations	(933)	(479)	(2,226)	(3,638)	(141)	(3,779)
Segment assets from continuing operations	594,508	28,876	82,809	706,193	(84,550)	621,643

	Three months ended September 30, 2006
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$4,989	$276	$(629)	$4,636	$18	$4,654
Other revenue-external customers	1,174	275	24	1,473	(77)	1,396
Net income (loss) from continuing operations	859	(101)	(445)	313	(1)	312
Segment assets from continuing operations	612,455	31,152	82,627	726,234	(82,430)	643,804

	Nine months ended September 30, 2006
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$15,292	$784	$(1,877)	$14,199	$51	$14,250
Other revenue-external customers	2,832	964	66	3,862	(200)	3,662
Net income (loss) from continuing operations	2,509	(164)	(1,415)	930	39	969
Segment assets from continuing operations	612,455	31,152	82,627	726,234	(82,430)	643,804

NOTE 8 – Share-Based Compensation

The Company has three share-based plans for certain key employees and directors whereby shares of common stock have been reserved for awards in the form of stock options or restricted stock awards. Under the 1995 Stock Incentive Plan, the aggregate number of options and shares granted can not exceed 250,000 shares. As of September 30, 2007, there were 8,901 shares available to grant under the 1995 Stock Incentive Plan. Under the 2002 Stock Incentive Plan, the aggregate number of shares granted can not exceed 125,000 shares. As of September 30, 2007, there were 107,250 shares available to grant under the 2002 Stock Incentive Plan. Under the 2006 Stock Incentive Plan, the aggregate number of shares granted can not exceed 200,000 shares. As of September 30, 2007, there were 136,600 shares available to grant under the 2006 Stock Incentive Plan. The compensation committee may grant share-based compensation at prices equal to the fair value of the stock at the grant date.

The Company recognized share-based compensation expense of $121,000 for the three months ended September 30, 2007 and $205,000 for the nine months ended September 30, 2007. Included in these amounts is $121,000 related to restricted stock for the three month period ended September 30, 2007 and $205,000 for the nine month period ended September 30, 2007. Also included in the share-based compensation expense for the three and nine month periods ended September 30, 2007 was expense related to stock options of $0 and $0 respectively. There were no grants of stock options in 2006 or 2007. The cost of all options granted prior to 2006 are fully amortized prior to 2007.

The Company recognized share-based compensation expense of $87,000 for the three months ended September 30, 2006 and $210,000 for the nine months ended September 30, 2006. Included in these amounts is $84,000 related to restricted stock for the three month period ended September 30, 2006 and $200,000 for the nine month period ended September 30, 2006. Also included in the share-based compensation expense for the three and nine month periods ended September 30, 2006 was expense related to stock options of $3,000 and $10,000 respectively.

At September 30, 2007, the Company had $659,000 of unamortized restricted stock compensation expense. The unamortized restricted stock compensation expense as of September 30, 2007 will be amortized by December 31, 2009. At December 31, 2006, the Company had approximately $1.1 million of unamortized restricted stock compensation expense. The grants are generally recognized over three years. There was no unrecognized share-based compensation related to stock options as of September 30, 2007.

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

The Company’s objective in using derivatives is to add stability to interest income and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.00 percent. At September 30, 2007, the prime rate was 7.75 percent and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At September 30, 2007, the fair value of the floor was $359,000, which was included in other assets. The change in net unrealized gains of $315,000 during the three months ended September 30, 2007 and $251,000 during the nine months ended September 30, 2007 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during the three and nine month periods ended September 30, 2007 and September 30, 2006. The entire loss on the derivative was included in the assessment of the effectiveness. The change in net unrealized gain of $140,000 during the three months ended September 30, 2006 and the change in net unrealized loss of $(292,000) during the nine months ended September 30, 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of comprehensive income.

NOTE 10 – Investment Securities Available for Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at September 30, 2007 or December 31, 2006. The carrying amount of available-for-sale securities and their approximate fair values were as follows (in thousands):
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2007	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$1,904	$1	$(29)	$1,876
U.S. government agency mortgage-backed securities issued by FNMA	3,536	30	(65)	3,501
Collateralized mortgage obligations guaranteed by GNMA	2,617	-	(6)	2,611
Collateralized mortgage obligations issued by FNMA or FHLMC	66,213	179	(129)	66,263
Other collateralized mortgage obligations	11,492	11	(31)	11,472
State and municipal bonds	17,844	1,057	-	18,901
	$103,606	$1,278	$(260)	$104,624

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2006	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$2,165	$-	$(43)	$2,122
U.S. government agency mortgage-backed securities issued by FNMA	8,149	56	(66)	8,139
Collateralized mortgage obligations guaranteed by GNMA	9,533	-	(163)	9,370
Collateralized mortgage obligations issued by FNMA or FHLMC	148,119	16	(3,658)	144,477
Other collateralized mortgage obligations	-	-	-	-
State and municipal bonds	17,727	1,139	-	18,866
	$185,693	$1,211	$(3,930)	$182,974

The following table shows the Company’s investments’ gross unrealized losses and fair value; aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006 (dollars are in thousands):

As of September 30, 2007	Less than 12 months			12 months or more			Total
Description of		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
Securities	#	Value	Loss	#	Value	Loss	#	Value	Loss
U.S. government agency mortgage-backed securities guaranteed by GNMA	-	$-	$-	3	$1,466	$(29)	3	$1,466	$(29)
U.S. government agency mortgage-backed securities issued by FNMA	2	359	(3)	4	2,081	(62)	6	2,440	(65)
Collateralized mortgage obligations guaranteed by GNMA	-	-	-	1	2,611	(6)	1	2,611	(6)
Collateralized mortgage obligations issued by FNMA or FHLMC	3	13,762	(22)	8	21,434	(107)	11	35,196	(129)
Other collateralized mortgage obligations	3	8,124	(31)	-	-	-	3	8,124	(31)
Total temporarily impaired securities	8	$22,245	$(56)	16	$27,592	$(204)	24	$49,837	$(260)

As of December 31, 2006	Less than 12 months			12 months or more			Total
Description of		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
Securities	#	Value	Loss	#	Value	Loss	#	Value	Loss
U.S. government agency mortgage-backed securities guaranteed by GNMA	-	$-	$-	4	$1,779	$(43)	4	$1,779	$(43)
U.S. government agency mortgage-backed securities issued by FNMA	3	489	(12)	1	2,044	(54)	4	2,533	(66)
Collateralized mortgage obligations guaranteed by GNMA	1	3,273	(28)	1	6,097	(135)	2	9,370	(163)
Collateralized mortgage obligations issued by FNMA or FHLMC	8	20,250	(120)	22	123,348	(3,538)	30	143,598	(3,658)
Other collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Total temporarily impaired securities	12	$24,012	$(160)	28	$133,268	$(3,770)	40	$157,280	$(3,930)

In reaching the conclusion that the impairments disclosed in the tables above are temporary, and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. None of the impairments were due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the impairments is, in general, attributable to changes in interest rates. Further, we have both the intent and ability to hold these impaired securities for a sufficient period of time, until maturity if necessary, to allow for their recovery in market value.

NOTE 11 – Income Taxes

The Company adopted FIN 48 on January 1, 2007. Although the implementation of FIN 48 did not impact the amounts in our financial statements, the Company does have an unrecognized tax benefit of approximately $220,000 at January 1, 2007 and $160,000 at September 30, 2007. If this benefit was recognized, it would affect the Company’s effective tax rate. This amount includes estimated interest of $25,000 at September 30, 2007 and no penalties. The Company files consolidated federal and unitary state income tax returns where allowed. Tax years ending December 31, 2004 through 2006 remain open to federal examination, although there are no examinations in progress at this time. Tax years ending December 31, 2003 through 2006 remain open to state examinations.

As of January 1, 2007, the Company determined that it was reasonably possible that $60,000 of the $220,000 unrecognized tax benefit would reverse in the next 12 months. The Company recognized $60,000 of previously unrecognized tax benefit during the quarter ending September 30, 2007. This included $10,000 of interest and no penalties. The Company recognized this benefit as a result of a lapse of the applicable statute of limitations.

The Company had no material increases or decreases in unrecognized tax benefits as a result of tax positions taken during the current period, or relating to settlements with taxing authorities.

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

Comparison of Results for the Three Months Ended September 30, 2007 and 2006

General

As reported previously, in June 2007 we sold substantially all of the assets of our insurance segment, resulting in a pre-tax gain of $6.083 million which is reported in discontinued operations. Since the sale of the agency, we entered into several strategic transactions intended to improve the net interest margin of continuing operations and improve our core businesses. Specifically, the third quarter of 2007 included the following:
•	Selling $48.2 million of securities earning 4.41%, and reinvesting the proceeds in securities yielding 5.42%, resulting in pre-tax losses of $1.251 million;
•	Refinancing $15.0 million of debt to reduce pre-tax interest costs by 218 basis points, incurring early redemption costs of $1.189 million;
•	Increasing the net interest margin from continuing operations to 4.24 % compared to 3.07% for the quarter ended September 30, 2006; and
•	Increasing loans and leases held for investment to $444.7 million as of September 30, 2007.

In the third quarter, we also increased the provision for credits losses to $2.800 million. A portion of the increase relates to loan growth; the remainder relates to approximately $21 million of loans which were deemed to have deteriorated in the third quarter. We also charged off $1.6 million of loans related to a situation that may involve a misrepresentation by third parties.

Continuing Operations

Overall, the net loss from continuing operations in the third quarter of 2007 was $(2.063) million, or $(0.60) per diluted share compared to net income of $312 thousand, or $0.09 per diluted share for the same period in 2006.

Net interest income for the third quarter of 2007 was $5.941 million, an increase of $1.287 million, or 28%, from $4.654 million in the same period of 2006. The net interest margin for the current period improved to 4.24% from 3.07%. The increase in net interest margin was largely due to higher balances of loans held for investment, higher yields on interest earning assets and decreases in high cost debt, which were partially offset by higher rates paid on deposits.

In the third quarter, the Company also increased the provision for credits losses to $2.800 million compared to $0 in the same period of 2006, for the reasons discussed above.

Non-interest income for the third quarter of 2007 included pre-tax losses on sales of securities aggregating $(1.251) million, related to the restructuring previously discussed, which reduced total non-interest income to $310 thousand. This compares to non-interest income of $1.396 million for the same period in 2006, which included pre-tax gains on sales of securities aggregating $103 thousand. Excluding the gains and losses on securities transactions, non-interest income in the third quarter of 2007 was $1.561 million compared to $1.293 million in 2006, an increase of $268 thousand, or 21%. This increase reflects higher wealth management revenue and rent received for office space formerly occupied by BNC’s insurance agency.

Non-interest expense for the third quarter of 2007, which included debt extinguishment costs incurred to refinance debt of $1.189 million, was $6.859 million compared to $5.788 million in the same period of 2006. Excluding the debt extinguishment costs, non-interest expense was $5.670 million in the third quarter of 2007, a decrease of $118 thousand, or 2.0%, compared to the same period in 2006.

Continuing operations had a tax benefit of $(1.345) million in the third quarter of 2007 primarily due to benefits related to losses on sales of securities, debt extinguishment costs, higher provisions for credit losses and tax exempt interest on securities owned by the banking segment. In the third quarter of 2006 the Company recorded a tax benefit in continuing operations of $(50) thousand.

Discontinued Operations
Pre-tax loss for the discontinued operations in the third quarter of 2007 third quarter was $(12) thousand and the after tax loss of discontinued operations in the third quarter was $(74), or $(0.02) per share on a diluted basis. In the third quarter of 2006 pre-tax income for the discontinued operations was $787 thousand and the after tax net income was $491 thousand, or $0.14 on a diluted basis. The discontinued operations recorded a tax expense in 2007 because most of the tax beneficial items of the Company are attributable to the continuing operations. In 2006, the effective tax rate was 37.6%.

Net Income (Loss)
Net income (loss), which combines results of continuing operations and discontinued operations, was $(2.137) million, or $(0.62) per share on a diluted basis, in the third quarter of 2007 compared to net income of $803 thousand, or $0.23 per share on a diluted basis, in the third quarter of 2006.

Comparison of Results for the Nine Months Ended September 30, 2007 and 2006

General
The sale of substantially all of the assets of BNC Insurance completed in the second quarter of 2007 and the large transactions which occurred subsequently significantly influenced our results in the nine month period ending September 30, 2007.

Continuing Operations

Overall, the net loss from continuing operations in the first nine months of 2007 was $(3.779) million, or $(1.09) per diluted share, compared to net income of $969 thousand, or $0.28 per diluted share, for the same period in 2006.

Net interest income was $16.100 million, an increase of $1.850 million, or 13%, from $14.250 million in the same period of 2006 as the net interest margin for the current period improved to 3.69% from 3.05%. The increase in net interest margin was largely due to higher balances of loans held for investment, higher yields on interest earning assets and decreases in high cost debt which were partially offset by higher rates paid on deposits.

The provision for credit losses increased to $3.750 million in the first nine months of 2007 compared to $210 thousand in the first nine months of 2006, for the reasons discussed earlier. A portion of the increase relates to loan growth during the year; the remainder relates to approximately $21 million of loans which were deemed to have deteriorated in the third quarter.

Non-interest income for the first nine months of 2007 was $1.723 million, which included pre-tax losses on sales of securities aggregating $(3.277) million. This compares to non-interest income of $3.662 million for the same period in 2006, which included pre-tax losses on sales of securities aggregating $(258) thousand. Excluding the losses on securities transactions, non-interest income in 2007 was $5.000 million compared to $3.920 million in 2006, an increase of $1.080 million, or 28%. This increase reflects higher wealth management revenues, bank charges and service fees and rent received for office space formerly occupied by BNC’s insurance agency.

Non-interest expense in the first nine months of 2007, including debt extinguishment costs aggregating $2.724 million, was $20.584 million compared to $16.944 million in the same period of 2006. Excluding the debt extinguishment costs, non-interest expense was $17.860 million in the first nine months of 2007, an increase of $916 thousand, or 5.4% compared to the same period in 2006. This increase can primarily be attributed to higher compensation costs.

Continuing operations had a tax benefit of $(2.732) million in the first nine months of 2007 primarily due to benefits related to losses on sales of securities, debt extinguishment costs incurred, higher provisions for credit losses and tax exempt interest earned on securities owned by the banking segment. In the first nine months of 2006 the Company recorded a tax benefit in continuing operations of $(211) thousand.

Net Interest Income from Continuing Operations
The following table presents average balances; interest earned or owed; associated yields on interest-earning assets and costs on interest-bearing liabilities for the three-month periods ended September 30, 2007, and 2006, and the nine-month periods ended September 30, 2007, and 2006 as well as the changes between the periods presented, (dollars are in thousands):

	Three Months Ended September 30,
	2007			2006			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$17,907	$232	5.14%	$38,553	$507	5.22%	$(20,646)	$(275)	-0.08%	(a)
Investments - taxable	91,096	1,137	4.95%	171,121	1,993	4.62%	(80,025)	(856)	0.33%	(b)
Investments - tax exempt	18,670	232	4.93%	34,845	398	4.53%	(16,175)	(166)	0.40%	(b)
Loans held for sale	485	-	0.00%	892	-	0.00%	(407)	-	0.00%
Participating interests in mortgage loans	18,163	288	6.29%	23,477	436	7.37%	(5,314)	(148)	-1.08%	(c)
Loans and leases held for investment	414,588	9,099	8.71%	336,756	7,355	8.67%	77,832	1,744	0.04%	(d)
Allowance for loan losses	(4,380)	-		(3,378)	-		(1,002)	-
Total interest-earning assets	$556,529	10,988	7.83%	$602,266	10,689	7.04%	$(45,737)	299	0.79%
Interest-bearing liabilities
Interest checking and money market accounts	$247,329	2,066	3.31%	$237,657	1,890	3.16%	$9,672	176	0.15%	(e)
Savings	8,181	16	0.78%	8,132	16	0.78%	49	-	0.00%
Certificates of deposit under $100,000	144,802	1,754	4.81%	156,718	1,762	4.46%	(11,916)	(8)	0.35%	(f)
Certificates of deposit $100,000 and over	46,187	603	5.18%	50,087	601	4.76%	(3,900)	2	0.42%	(f)
Total interest-bearing deposits	446,499	4,439	3.94%	452,594	4,269	3.74%	(6,095)	170	0.20%
Short-term borrowings	7,643	88	4.57%	14,239	173	4.82%	(6,596)	(85)	-0.25%	(g)
Federal Home Loan Bank advances	-	-	0.00%	65,641	975	5.89%	(65,641)	(975)	-5.89%	(h)
Long-term borrowings	8	-	0.00%	2,301	45	7.76%	(2,293)	(45)	-7.76%
Subordinated debentures	22,778	520	9.06%	22,401	573	10.15%	377	(53)	-1.09%	(i)
Total borrowings	30,429	608	7.93%	104,582	1,766	6.70%	(74,153)	(1,158)	1.23%
Total interest-bearing liabilities	$476,928	5,047	4.20%	$557,176	6,035	4.30%	$(80,248)	(988)	-0.10%
Net interest income/spread		$5,941	3.63%		$4,654	2.74%		$1,287	0.89%
Net interest margin			4.24%			3.07%			1.17%
Notation:
Non-interest-bearing deposits	$67,574	-		$68,471	-		$(897)	-
Total deposits	$514,073	$4,439	3.43%	$521,065	$4,269	3.25%	$(6,992)	$170	0.18%
Taxable equivalents:
Total interest-earning assets	$556,529	$11,113	7.92%	$602,266	$10,894	7.18%	$(45,737)	$219	0.74%
Net interest income/spread	-	$6,066	3.72%	-	$4,859	2.88%	-	$1,207	0.84%
Net interest margin	-	-	4.32%	-	-	3.20%	-	-	1.12%

(a)
The average balance of Federal funds sold is lower in 2007, as these funds have been used to fund increases in loans and leases held for investment and decreases in higher interest-bearing liabilities.

(b)	The decrease in average investments was primarily the result of management’s strategy to prepay FHLB advances financed by the sales of investments.
(c)
Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on loans and are repaid when the mortgage banking entity sells the loans. Our loans will vary depending on the level of originations and the timing of loan sales by the mortgage banking entity. The mortgage banking industry is currently operating in a challenging environment. The yield on participating interests declined because we reversed approximately $90,000 of interest when a portion of this portfolio went to non-accrual. See discussion on non-accrual loans.

(d)
The average balance of loans has increased as a result of management’s strategy to emphasize loan growth, which included repurchasing loan participations as a result of the higher lending limit due to the sale of the insurance agency.

(e)	The average balance has increased due to management’s strategy of paying attractive rates on higher balance money market accounts.
(f)	The average balance of CD’s has declined as a result of management’s strategy to let certain higher cost CD’s expire.
(g)	The average balances in short-term borrowings are lower because we now offer off-balance sheet sweep products for commercial customers with very large balances.
(h)	The average balance of FHLB advances are lower as these borrowings were repaid in the second quarter of 2007.
(i)	The average cost of subordinated debentures has decreased as $15 million of this debt was refinanced in the third quarter of 2007, lowering the cost by 218bp.

	Nine Months Ended September 30,
	2007			2006			Change
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
Interest-earning assets
Federal funds sold/interest-bearing due from	$19,485	$754	5.17%	$42,775	$1,543	4.82%	$(23,290)	$(789)	0.35%	(a)
Investments - taxable	133,402	4,756	4.77%	175,699	6,027	4.59%	(42,297)	(1,271)	0.18%	(b)
Investments - tax exempt	18,791	694	4.94%	40,835	1,376	4.51%	(22,044)	(682)	0.43%	(b)
Loans held for sale	524	-	0.00%	917	-	0.00%	(393)	-	0.00%
Participating interests in mortgage loans	29,611	1,696	7.66%	33,093	1,703	6.88%	(3,482)	(7)	0.78%	(c)
Loans and leases held for investment	384,686	25,096	8.72%	333,751	21,071	8.44%	50,935	4,025	0.28%	(d)
Allowance for loan losses	(3,793)	-		(3,311)	-		(482)	-
Total interest-earning assets	$582,706	32,996	7.57%	$623,759	31,720	6.80%	$(41,053)	1,276	0.77%
Interest-bearing liabilities
Interest checking and money market accounts	$251,117	6,247	3.33%	$244,059	5,313	2.91%	$7,058	934	0.42%	(e)
Savings	8,392	49	0.78%	8,350	49	0.78%	42	-	0.00%
Certificates of deposit under $100,000	146,771	5,283	4.81%	151,728	4,718	4.16%	(4,957)	565	0.65%	(f)
Certificates of deposit $100,000 and over	44,503	1,720	5.17%	56,649	1,913	4.51%	(12,146)	(193)	0.66%	(f)
Total interest-bearing deposits	450,783	13,299	3.94%	460,786	11,993	3.48%	(10,003)	1,306	0.46%
Short-term borrowings	8,823	307	4.65%	15,999	564	4.71%	(7,176)	(257)	-0.06%	(g)
Federal Home Loan Bank advances	35,790	1,627	6.08%	76,680	3,064	5.34%	(40,890)	(1,437)	0.74%	(h)
Long-term borrowings	128	9	9.40%	3,066	170	7.41%	(2,938)	(161)	1.99%
Subordinated debentures	22,577	1,653	9.79%	22,432	1,679	10.01%	145	(26)	-0.22%
Total borrowings	67,318	3,596	7.14%	118,177	5,477	6.20%	(50,859)	(1,881)	0.94%
Total interest-bearing liabilities	$518,101	16,895	4.36%	$578,963	17,470	4.03%	$(60,862)	(575)	0.33%
Net interest income/spread		$16,101	3.21%		$14,250	2.77%		$1,851	0.44%
Net interest margin			3.69%			3.05%			0.64%
Notation:
Non-interest-bearing deposits	$68,793	-		$68,363	-		$430	-
Total deposits	$519,576	$13,299	3.42%	$529,149	$11,993	3.03%	$(9,573)	$1,306	0.39%
Taxable equivalents:
Total interest-earning assets	$582,706	$33,359	7.65%	$623,759	$32,429	6.95%	$(41,053)	$930	0.70%
Net interest income/spread	-	$16,464	3.29%	-	$14,959	2.92%	-	$1,505	0.37%
Net interest margin	-	-	3.78%	-	-	3.21%	-	-	0.57%

(a)
The average balance of Federal funds sold is lower in 2007, as these funds have been used to fund increases in loans and leases held for investment and decreases in higher interest-bearing liabilities.

(b)	The decrease in average investments was the result of management’s strategy to prepay FHLB advances financed by the sales of investments.
(c)
Participating interests in mortgage loans are collateralized by mortgage loans owned by a mortgage banking counterparty. We advance funds when the counterparty closes on loans and are repaid when the mortgage banking entity sells the loans. Our loans will vary depending on the level of originations and the timing of loan sales by the mortgage banking entity. The mortgage banking industry is currently operating in a challenging environment. See discussion on non-accrual loans.

(d)
The average balance of loans has increased as a result of management’s strategy to emphasize loan growth, which included repurchasing loan participations as a result of the higher lending limit due to the sale of the insurance agency.

(e)	The average balance has increased due to management’s strategy of paying attractive rates on higher balance money market accounts.
(f)	The average balance of CD’s has declined as a result of management’s strategy to let certain higher cost CD’s expire.
(g)	The average balances in short-term borrowings are lower because we now offer off-balance sheet sweep products for commercial customers with very large balances.
(h)	The average balance of FHLB advances are lower as these borrowings were repaid in the second quarter of 2007.

Non-interest Income from continuing operations
The following table presents the major categories of our non-interest income for the three-month periods ended September 30, 2007 and 2006 and the nine-month periods ended September 30, 2007 and 2006, as well as the amount and percent of change between the periods (dollars are in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Non-interest Income	2007	2006	$	%	2007	2006	$	%

Bank charges and service fees	$432	$436	$(4)	(1)%	$1,531	$1,328	$203	15%	(a)
Wealth management services	536	220	316	144%	1,339	828	511	62%	(b)
Gain on sales of loans	314	464	(150)	(32)%	1,365	1,319	46	3%	(c)
Net gain (loss) on sales of securities	(1,251)	103	(1,354)	(1,315)%	(3,277)	(258)	(3,019)	1,170%	(d)
Other	279	173	106	61%	765	445	320	72%	(e)
Total non-interest income	$310	$1,396	$(1,086)	(78)%	$1,723	$3,662	$(1,939)	(53)%

(a)	Increases in bank charges and service fees can be attributed to an increase in the number of banking relationships, newer products and services, and revised pricing for products and services.
(b)	Wealth management income increased due to increased trust assets under management and new products.
(c)
Our commercial real estate divisions originate and sell loans. The sales generate gains which are dependent on the volume of loans sold. This source of income is subject to variability from period to period.

(d)
We sold several securities at a loss in 2007 to improve the net interest margin. Gains and/or losses on the sale of investment securities can vary significantly from period to period depending on the nature of the securities transactions consummated.

(e)
Other income increased in the third quarter primarily due to rent received for space formerly occupied by BNC Insurance. When we were taken out of a loan in the first quarter of 2007, the Company received a fee of approximately $176,000. This fee was recognized on a cash basis in non-interest income because we could not reasonably estimate when receipt would occur.

Non-interest Expense from continuing operations
The following table presents the major categories of our non-interest expense for the three-month periods ended September 30, 2007 and 2006 and the nine-month periods ended September 30, 2007 and 2006, as well as the amount and percent of change between the periods (dollars are in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Non-interest Expense	2007	2006	$	%	2007	2006	$	%

Salaries and employee benefits	$3,140	$3,159	$(19)	(1)%	$10,254	$9,153	$1,101	12%	(a)
Debt extinguishment costs	1,189	-	1,189	NM	2,724	-	2,724	NM	(b)
Occupancy	511	573	(62)	(11)%	1,624	1,771	(147)	(8)%
Depreciation and amortization	385	370	15	4%	1,219	1,084	135	12%
Data processing fees	318	255	63	25%	862	717	145	20%
Professional services	265	313	(48)	(15)%	742	958	(216)	(23)%	(c)
Office supplies, telephone and postage	255	271	(16)	(6)%	793	780	13	2%
Marketing and promotion	151	217	(66)	(30)%	500	632	(132)	(21)%	(c)
FDIC and other assessments	58	46	12	26%	174	140	34	24%
Amortization of intangible assets	28	28	-	-%	84	84	-	-%
Other	559	556	3	1%	1,608	1,625	(17)	(1)%
Total non-interest expense	$6,859	$5,788	$1,071	19%	$20,584	$16,944	$3,640	21%
Efficiency ratio	109.7%	95.7%			115.5%	94.6%

(a)	Salary and benefit expenses have increased because of normal increases and bonuses rewarding successful efforts.
(b)	Debt extinguishment costs are related to refinancing subordinated debt in the third quarter and prepaying FHLB advances in the second quarter.
(c)	Professional services and marketing expenses have decreased due to efforts to control expenses.

    NM is defined as not meaningful.

Income Tax Provision in Continuing Operations
Continuing operations had a tax benefit of $(2.732) million in the first nine months of 2007 primarily due to benefits related to losses on sales of securities, debt extinguishment costs incurred, higher provisions for credit losses and tax exempt interest on securities owned by the banking segment. In the first nine months of 2006 the Company recorded a tax benefit in continuing operations of $(211) thousand, primarily because of tax exempt securities owned by the banking segment.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets were $622 million at September 30, 2007, declining from $692.3 million at December 31, 2006. The decrease was primarily related to the extinguishment of $62.2 million of FHLB advances costing approximately 6.1% financed by the sale of investment securities which were earning 4.1%. The balance of participating interests in mortgage loans also declined by $34.3 million since December 31, 2006. These decreases have been partially offset by increases in loans and leases held for investment, which were $444.7 million as of September 30, 2007 compared to $333.9 million as of December 31, 2006. The increase in loans and leases held for investment can be attributed to repurchases of participations sold of approximately $45 million and organic growth. The participations were repurchased because our legal lending limit increased significantly in 2007 as a result of the sale of our insurance agency.

Assets. The following table presents our assets by category (dollars are in thousands):

	September 30,	December 31,	Change
Assets	2007	2006	$	%

Cash and due from banks	$10,897	$18,216	$(7,319)	(40)%	(a)
Federal funds sold	-	24,000	(24,000)	(100)%	(b)
Investment securities available for sale	104,624	182,974	(78,350)	(43)%	(c)
Federal Reserve Bank and Federal Home Loan Bank stock	2,235	5,003	(2,768)	(55)%	(d)
Loans held for sale	-	1,669	(1,669)	(100)%
Participating interests in mortgage loans	21,817	56,125	(34,308)	(61)%	(e)
Loans and leases held for investment, net	439,184	330,564	108,620	33%	(f)
Premises and equipment, net	23,076	23,572	(496)	(2)%
Interest receivable	3,564	3,309	255	8%
Other assets	15,809	13,643	2,166	16%	(g)
Goodwill	409	409	-	-%
Other intangible assets, net	28	112	(84)	(75)%
Assets from discontinued operations	355	32,680	(32,325)	(99)%	(h)
Total assets	$621,998	$692,276	$(70,278)	(10)%

(a)	These balances typically vary significantly on a daily basis.
(b)	The balance of Federal funds sold is lower in 2007, as these funds have been used to fund increases in loans and leases held for investment and decreases in higher interest-bearing liabilities.
(c)	The decrease in investments was primary the result of management’s strategy to prepay FHLB advances financed by the sales of investments.
(d)	Federal Reserve Bank stock and Federal Home Loan Bank stock balances declined as we were permitted to lower holding after the FHLB advances were extinguished.
(e)
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

(f)
The balance of loans has increased as a result of management’s strategy to emphasize loan growth, which included repurchasing loan participations as a result of the higher lending limit due to the sale of the Bank’s insurance company.

(g)	Other assets have increased primarily due to higher deferred tax assets resulting from higher provisions for loan losses.
(h)	Assets of discontinued operations have declined due to the sale of substantially all of the assets of the insurance segment.

Loan Portfolio
The following table presents the composition of our loan portfolio as of the dates indicated (dollars are in thousands):

	September 30, 2007		December 31, 2006		Increase (Decrease)
	Amount	%	Amount	%	Amount	%
Commercial and industrial	$120,862	26.2	$100,127	25.9	$20,735	21%	(a)
Real estate mortgage	153,246	33.3	124,551	32.2	28,695	23%	(b)
Real estate construction	148,342	32.2	89,619	23.2	58,723	66%	(c)
Agricultural	16,339	3.5	14,286	3.7	2,053	14%
Consumer/other	5,104	1.1	4,237	1.1	867	20%
Participating interests in mortgage loans	21,817	4.7	56,125	14.5	(34,308)	(61)%	(d)
Lease financing	1,934	0.4	1,800	0.5	134	7%
Total principal amount of loans	467,644	101.4	390,745	101.1	76,899	20%
Unearned income and net unamortized deferred fees and costs	(1,141)	(0.2)	(686)	(0.2)	(455)	66%
Loans, net of unearned income and unamortized fees and costs	466,503	101.2	390,059	100.9	76,444	20%
Less allowance for credit losses	(5,502)	(1.2)	(3,370)	(0.9)	(2,132)	63%
Net loans	$461,001	100.0	$386,689	100.0	$74,312	19%

(a)	Growth in commercial and industrial loans was in all of our banking markets.
(b)	Growth in real estate mortgage loans is primarily related to our Minnesota and Arizona commercial real estate divisions.
(c)	Growth in real estate construction loans is related to originations in all of our banking markets.
(d)
Participating interests in mortgage loans are collateralized mortgage loans held for sale by mortgage banking counterparties. These loans will vary significantly depending on the volume of originations by the counterparties.

Loan Participations
Pursuant to our lending policy, loans may not exceed 85 percent of the Bank’s legal lending limit (except to the extent collateralized by U.S. Treasury securities or Bank deposits unless the Bank’s Chief Credit Officer or the Executive Credit Committee grant prior approval. To accommodate customers whose financing needs exceed lending limits and internal restrictions, the Bank sells loan participations to outside participants without recourse.

The sales of participations are accounted for pursuant to SFAS No. 140.

Loan participations sold on a nonrecourse basis to outside financial institutions were (in thousands) $166.1 million as of September 30, 2007 and $189.0 million as of December 31, 2006.

Concentrations of Credit
Loan concentrations exceeding 10% of total loans outstanding, and other significant relationships, involving customers located throughout our market areas are indicated below (dollars are in thousands):

	Number of customers	Total outstanding loans	Total outstanding loans and loan commitments	Percent of total outstanding loans and loan commitments

As of September 30, 2007
Non-residential and apartment building operators, developers and lessors of real property	148	$190,039	$226,127	36.4%
Participating interests in mortgage loans	96	21,817	22,217	3.6%
Total	244	$211,856	$248,344	40.0%

There is one mortgage banking counterparty from whom we purchase the participating interests in mortgage loans.

Loan Maturities

The following table sets forth the remaining maturities of loans in each major category of our portfolio as of September 30, 2007 (in thousands):

		Over 1 year
		through 5 years		Over 5 years
	One year	Fixed	Floating	Fixed	Floating
	or less	rate	rate	rate	rate	Total
Commercial and industrial	$79,956	$16,300	$11,182	$6,562	$6,862	$120,862
Real estate mortgage	27,200	25,358	57,171	22,652	20,865	153,246
Real estate construction	52,838	6,190	75,332	199	13,783	148,342
Agricultural	7,502	4,978	256	2,759	844	16,339
Consumer/other	2,127	2,066	612	49	250	5,104
Participating interests in mortgage loans	21,817	-	-	-	-	21,817
Lease financing	-	1,934	-	-	-	1,934
Total principal amount of loans	$191,440	$56,826	$144,553	$32,221	$42,604	$467,644

(1)	Maturities are based on contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change.

Actual maturities may differ from the contractual maturities shown above as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Allowance for Credit Losses. The following tables below set forth information regarding changes in our allowance for credit losses for the three and nine-month periods ending September 30, 2007 and 2006 and certain ratios related to the allowance for credit losses (dollars are in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$4,308	$3,387	$3,370	$3,188
Provision for credit losses	2,800	-	3,750	210
Loans charged off	(1,609)	(15)	(1,623)	(46)
Loans recovered	3	2	5	22
Balance, end of period	$5,502	$3,374	$5,502	$3,374
Total loans at September 30, 2007 and September 30, 2006	$466,503	$360,483
Loans and leases held for investment at September 30, 2007 and September 30, 2006	$444,686	$338,439
Allowance for credit losses as a percentage of total loans at September 30, 2007 and September 30, 2006	1.18%	0.94%
Allowance for credit losses as a percentage of loans and leases held for investment at September 30, 2007 and September 30, 2006	1.24%	1.00%

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Ratio of net charge-offs to average total loans	0.371%	0.004%	0.390%	0.007%
Ratio of net charge-offs to average loans and leases held for investment	0.387%	0.004%	0.421%	0.007%
Ratio of net charge-offs to average total loans, annualized	1.483%	0.014%	0.520)%	0.009%
Ratio of net charge-offs to average loans and leases held for investment, annualized	1.549%	0.015%	(0.561)%	0.010%

The provision for credit losses was $2.8 million in the third quarter of 2007 compared with $0 in the third quarter of 2006. The provision for credit losses was $3.750 million in the first nine months of 2007 compared to $210 thousand in same period in 2006.

A portion of the provision for credit losses relates to loan growth, the remainder relates to loans deemed to have deteriorated in the third quarter. The Company downgraded approximately $21 million of loans in the third quarter. Most of the loans downgraded, approximately $16 million, are related to real estate development loans which the Company currently believes are adequately collateralized. A smaller portion of the downgraded loans, approximately $3.5 million, are associated with participating interests in mortgage loans. The guarantors and the Company are currently resolving issues related to these loans in a cooperative manner.  The Company charged off $1.6 million of commercial and industrial loans in the third quarter, and is using all of its legal rights and remedies to recover funds from the guarantors.

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

Qualitative Reserve
We consider qualitative factors in evaluating the allowance for credit losses. Qualitative factors we consider include the general economic environment in our markets; state of certain industries in our market areas; and pace of growth in our portfolio. In estimating the portion of our allowance allocated to the qualitative reserve we also consider inherent risks associated with loan size, complexity, structure and variances from underwriting guidelines granted in the underwriting process. When we underwrite and originate loans we may grant variances from specific underwriting guidelines but only when other underwriting factors mitigate the risk of such variances.

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

The amount of the allowance for credit losses is highly dependent upon management’s estimates of variables affecting valuation, appraisals of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees or properties. When loans, leases and other extensions of credit are deemed uncollectible, or when the relationship with the borrower is contentious and we estimate the borrower will have limited assets available to repay, they are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the provision may be either greater than or less than actual net charge-offs. The related provision for credit losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined appropriate through application of the above processes.

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006

	(dollars are in thousands)
Balance of allowance for credit losses, beginning of period	$3,370	$3,188
Charge-offs:
Commercial and industrial	(1,504)	(19)
Real estate mortgage	(3)	-
Real estate construction	-	-
Agricultural	-	-
Consumer/other	(116)	(32)
Lease financing	-	-
Total charge-offs	(1,623)	(51)
Recoveries:
Commercial and industrial	-	3
Real estate mortgage	-	-
Real estate construction	-	-
Agricultural	-	-
Consumer/other	5	20
Lease financing	-	-
Total recoveries	5	23
Net charge-offs	(1,618)	(28)
Provision for credit losses charged to operations	3,750	210
Balance of allowance for credit losses, end of period	$5,502	$3,370
Ratio of net charge-offs to average loans and leases held for investment	0.387%	0.008%
Average loans and leases held for investment	$414,588	$334,058
Ratio of allowance for credit losses to loans and leases held for investment	1.24%	1.01%
Ratio of allowance for credit losses to nonperforming loans	94%	3,304%

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

Allocation of the Allowance for Loan Losses

	September 30,		December 31,
	2007		2006
	Amount of allowance	Loans in category as a percentage of total gross loans	Amount of allowance	Loans in category as a percentage of total gross loans
	(dollars are in thousands)
Commercial and industrial	$1,255	26%	$1,602	26%
Real estate mortgage	1,531	33%	838	32%
Real estate construction	2,271	32%	534	23%
Agricultural	253	3%	171	4%
Consumer/other	102	1%	70	1%
Participating interests in mortgage loans	71	5%	140	14%
Lease financing	19	0%	15	0%
Total	$5,502	100%	$3,370	100%

We do not originate sub-prime single family loans. We do have a significant portion of our portfolio in construction and commercial real estate. While the company believes these loans are adequately secured, there has been a significant slow down in the construction and commercial real estate market. We continue to closely monitor all loans, but particularly those in deteriorating industries.

The allowance for loan loss has increased in our real estate portfolios because these are the portions of our portfolio where deterioration occurred.

Nonperforming Assets
The following table sets forth information concerning our nonperforming assets as of the dates indicated (dollars are in thousands):

	September 30,	December 31,
	2007	2006
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$12	$2
Non-accrual loans (includes $3.5 million of restructured loans at September 30, 2007)	5,851	100
Total nonperforming loans	5,863	102
Total nonperforming assets	$5,863	$102
Allowance for credit losses	$5,502	$3,370
Ratio of total nonperforming loans to total loans	1.26%	0.03%
Ratio of total nonperforming loans to loans and leases held for investment	1.32%	0.03%
Ratio of total nonperforming assets to total assets	0.94%	0.02%
Ratio of allowance for credit losses to nonperforming loans	94%	3,304%

Loans 90 days or more delinquent and still accruing interest include loans over 90 days past due which we believe, based on our specific analysis of the loans, do not present doubt about the collection of interest and principal in accordance with the loan contract. Loans in this category must be well-secured and in the process of collection.

Non-accrual loans include loans on which the accrual of interest has been discontinued. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on non-accrual status when it becomes 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued but uncollected interest income applicable to the current reporting period is reversed against interest income of the current period. Accrued but uncollected interest income applicable to previous reporting periods is charged against the allowance for credit losses. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan which may necessitate additional charges to earnings.

In the third quarter, a $3.5 million relationship in the mortgage banking industry was restructured. The restructured loan earns no interest. At the time we placed the loan on non-accrual we reversed $90,000 of interest previously recognized. The mortgage banking industry is currently operating in a challenging environment.

For the nine months ended September 30, 2007, interest income recognized on non-accrual loans was $47 thousand. For the same period, interest income that would have been recognized if non-accrual loans had been current was $143 thousand.

Impaired loans and Potential Problem Loans
In accordance with accounting standards, we identify loans considered impaired and the valuation allowance attributable to these loans. Impaired loans generally include loans on which we believe, based on current information and events, it is probable that we will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. Potential problem loans at September 30, 2007 totaled $16 million compared to $1.2 million at December 31, 2006. A significant portion of these potential problem loans are not in default but may have characteristics such as recent adverse operating cash flows or general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. The ultimate resolution of these credits is subject to changes in economic conditions and other factors. These loans are closely monitored to ensure that our position as creditor is protected to the fullest extent possible.

Subsequent to September 30, 2007, the Bank received a pay down of $325,000 and a payoff in full of $3.4 million relating to loans that were identified as problem loans in the third quarter.

Impaired Loans
As of September 30, 2007 and December 31, 2006, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

	September 30, 2007		December 31, 2006
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans -
Valuation allowance required	$6,910	$535	$1,259	$274
No valuation allowance required	-	-	-	-
Total impaired loans	$6,910	$535	$1,259	$274

Impaired loans generally include loans on which management believes it is probable that the Bank will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Bank generally considers all loans risk-graded substandard and doubtful, as well as non-accrual and restructured loans, as impaired loans.

The valuation allowance on impaired loans is included in the Bank’s allowance for credit losses. The average recorded investment in impaired loans, and approximate interest income for the nine months ended September 30,

2007 and twelve months ended December 31, 2006 recognized for such loans, were as follows (dollars are in thousands):

	September 30, 2007	December 31, 2006
Average recorded investment in impaired loans	$4,268	$2,914
Average recorded investment in impaired loans as a percentage of average total loans	1.03%	0.87%

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
Interest income recognized on impaired loans	$66	$147

Cash receipts on impaired loans that are on non-accrual are applied to principal, except when well collateralized. Cash receipts on impaired loans risk rated doubtful or loss are applied to principal. Cash receipts on restructured loans included in impaired loans are recognized in accordance with the restructured terms. Interest income on impaired loans is recognized on an accrual basis only when the loan is considered to be well collateralized and payments are being received as we currently expect even though expectations are other than the original contractual terms.

Restructured loans are those for which concessions, including a reduction of the interest rate or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. We had restructured loans aggregating $3.5 million at September 30, 2007 and $0 at December 31, 2006. All restructured loans are included in non-accrual loans.

Liabilities
The following table presents our liabilities by category as of September 30, 2007 and December 31, 2006 as well as the amount and percent of change between the two dates (dollars are in thousands):

	September 30,	December 31,	Change
Liabilities	2007	2006	$	%

Deposits:
Non-interest-bearing	$73,112	$84,184	$(11,072)	(13)%	(a)
Interest-bearing -
Savings, interest checking and money market	253,878	253,408	470	0%
Time deposits $100,000 and over	45,990	44,955	1,035	2%
Other time deposits	147,957	146,705	1,252	1%
Short-term borrowings	14,961	9,709	5,252	54%	(b)
FHLB advances	-	62,200	(62,200)	(100)%	(c)
Long-term borrowings	-	1,167	(1,167)	(100)%	(d)
Guaranteed preferred beneficial interests in Company's subordinated debentures	22,769	22,711	58	0%
Other liabilities	4,756	4,959	(203)	(4)%
Liabilities from discontinued operations	719	6,676	(5,957)	(89)%	(e)
Total liabilities	$564,142	$636,674	$(72,532)	(11)%

(a)	These accounts generally fluctuate daily due to the cash management activities of our customers, particularly our commercial customers.

(b)	At quarter end the balance of short-term borrowings is higher as the borrowings have been used to fund that portion of increases in loans that are believed to be shorter term increases.
(c)	FHLB advances are lower as these borrowings were repaid in the second quarter of 2007.
(d)	The balance of long-term borrowings is lower in 2007 because we have focused on paying down higher cost borrowings.
(e)	The decrease in liabilities of discontinued operations relates to the sale of the insurance segment.

Stockholders’ Equity. Our stockholders’ equity increased between December 31, 2006 and September 30, 2007. The increase to stockholders’ equity is a result of earnings and increases in accumulated other comprehensive income partially offset by purchases of treasury stock .

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

	Tier 1 Risk-Based Ratio	Total Risk-Based Ratio	Tier 1 Leverage Ratio
As of September 30, 2007
BNCCORP, consolidated	13.53%	15.16%	12.44%
BNC National Bank	14.12%	15.10%	13.01%

As of December 31, 2006
BNCCORP, consolidated	9.49%	10.89%	7.12%
BNC National Bank	10.26%	10.94%	7.70%

As of September 30, 2007, BNCCORP and the Bank exceeded capital adequacy requirements and the Bank was considered “well-capitalized” under prompt corrective action provisions.

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

The following table sets forth, for the nine months ended September 30, 2007 and 2006, a summary of our major recurring sources and (uses) of funds (amounts are in thousands):

	For the Nine Months Ended
	September 30,
Major Sources and (Uses) of Funds	2007	2006

Repayments of Federal Home Loan Bank Advances	(62,200)	(20,000)
Originations of loans to be participated	(152,595)	(81,667)
Proceeds from participations of loans	152,595	81,667
Net increase in loans held for investment	(112,375)	(28,117)
Net decrease in participating interests in mortgage loans	34,308	82,380
Net decrease in deposits	(8,315)	(39,185)
Change in Federal funds sold, net	24,000	(31,000)
Proceeds from sale of investment securities	106,450	39,154
Purchases of investment securities	(49,358)	(26,052)
Proceeds from maturities of investment securities	21,380	17,984
Proceeds from sale of loans held for sale	12,262	17,562
Funding of originations of loans held for sale	(10,593)	(20,384)
Proceeds from sale of discontinued operations, net	35,204	-
Proceeds from long-term borrowings and subordinated debentures	15,000	-
Repayments of long-term borrowings and subordinated debentures	(16,167)	(1,682)

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

As of September 30, 2007, the Bank had established Federal funds purchase programs with three banks, totaling $17.5 million. At September 30, 2007, the Bank had purchased Federal funds of $6.5 million under these programs leaving $11 million available. The Federal funds purchase programs, if advanced upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from changes in interest rates, exchange rates, and commodity prices and equity prices and represents the possibility that changes in future market rates or prices will have a negative impact on our earnings or value. Our principal market risk is interest rate risk.

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the level of interest rates and their impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their September 30, 2007 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its September 30, 2007 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter’s net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the +100bp scenario, the projected prime rate will increase from its starting point at September 30, 2007 of 7.75 percent to 8.75 percent 12 months later. The prime rate in this example will increase 1/12th of the overall increase of 100 basis points each month.  The parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -300bp scenario to 1.59 percent. This is nearly 152bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11 percent. Therefore, the level of mortgage prepayment activity built into the model is significantly more than the record levels experienced during the 2003 lows in mortgage rates. The net interest income simulation results for the 12-month horizon are shown below:

Net Interest Income Simulation
(amounts are in thousands)
Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$25,288	$25,109	$24,672	$24,852	$25,102	$25,304	$25,554
Dollar change from unchanged scenario	$436	$257	$(180)	-	$250	$452	$702
Percentage change from unchanged scenario	1.75%	1.03%	(0.72)%	-	1.01%	1.82%	2.82%
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of September 30, 2007 (without forward adjustments for planned growth and anticipated business activities) and do not contemplate any actions we might undertake in response to changes in market interest rates.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 5, 2007, the Company repurchased 94,782 shares of common stock for $1,720,293 ($18.15 per share) in a privately negotiated transaction. Our board of directors has not authorized the purchase of any other shares of common stock under any plan or program.

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

BNCCORP, Inc.

Date:	November 8, 2007	By:	/s/ Gregory K. Cleveland
Gregory K. Cleveland
President and Chief Executive Officer

		By:	/s/ Timothy J Franz
Timothy J Franz
Chief Financial Officer