Form 10-K
period 2007-12-31
BNCCORP INC
filed 2008-03-27
CIK 945434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-26290

BNCCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware		45-0402816
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

322 East Main Avenue, Bismarck, North Dakota	58501	(701)-250-3040
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	N/A

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
 YES            [x]  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[x] YES          []  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [x]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer [x]

Indicate by checkmark whether  the registrant is a shell company (as defined in Rule 126-2 of the Act).
 YES [x]  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $48,718,214.

The number of shares of the Registrant’s common stock outstanding on March 17, 2008 was 3,444,787.

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

We refer to “we,” “our,” “BNC” or the “Company” when such reference includes BNCCORP, Inc. and its consolidated subsidiaries, collectively; “BNCCORP” when referring only to BNCCORP, Inc.; “the Bank” when referring only to BNC National Bank; “BNC Insurance “ when referring only to BNC Insurance Services Inc.; and “Wealth Management” when referring only to BNC Asset Management, Inc.

Item 1. Business

General

BNCCORP is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”) headquartered in Bismarck, North Dakota. BNCCORP operates 20 locations in Arizona, Minnesota and North Dakota through its subsidiary, BNC National Bank.

We began operations in North Dakota in 1987 relying on local banking relationships with small and mid-sized businesses, professionals and consumers. Our vision is to expand our business into attractive markets that complement the North Dakota base. To achieve this vision, we established operations in Minnesota and Arizona in 1996 and 2001, respectively.

We emphasize organic growth by focusing on increasing our market share within the market areas we now serve. Acquisitions and de novo branches may also be an important role in our strategy when we believe new opportunities complement our existing businesses. We will also consider divesting certain parts of our business when we believe it will enhance shareholder value.

We provide a range of financial products and services to businesses and consumers within the communities we serve. As of December 31, 2007, the Company delivered its products and services through its banking and wealth management operations.

•
Banking – The Bank is a nationally chartered bank headquartered in Phoenix, Arizona. Through the Bank we provide banking products and services to small and mid-sized businesses, business owners, professionals and consumers in Arizona, Minnesota and North Dakota. As of December 31, 2007, the Bank has four locations in Arizona with loans and deposits of $146.7 and $113.1 million, respectively. The Bank also has four locations in Minnesota with loans and deposits of $197.1 and $99.5 million, respectively. The Bank also has twelve locations in North Dakota with loans and deposits of $179.2 and $299.3 million, respectively.

•
Wealth Management – We provide a variety of financial services including, trust, asset management, financial planning, estate planning, estate administration, tax planning, payroll services, employee benefit plan design and employee plan administration. We also offer retirement accounts and prepare tax returns.

During 2007 we sold substantially all of the assets of BNC Insurance and as of December 31, 2007 we no longer offer insurance products to our customers. Prior to the sale we provided a full range of insurance services through BNC Insurance.

Operating Strategy

We provide relationship-based banking and financial services to small and mid-sized businesses, business owners, professionals and consumers in our primary market areas of Arizona, Minnesota and North Dakota. Our goal is to serve our customers by offering traditional bank products and services as well as wealth management services. Key elements of our operating strategy are:

•	Emphasize individualized, high-level customer service.
•	Provide diversified products and services.
•	Expand into high growth markets.
•	Manage credit risk.

Core Businesses

As of December 31, 2007, BNCCORP had two core businesses: banking and wealth management services.

Banking
BNC National Bank operates 20 banking branch offices in Arizona, Minnesota and North Dakota. The Bank’s primary focus is serving small and mid-sized businesses.

The banking segment’s loans primarily consist of commercial and industrial loans, real estate mortgage and construction loans, agricultural loans, consumer loans and lease financing, along with our mortgage loan financing program in which the Bank purchases short-term participation interests in residential mortgage loans originated by mortgage banking counterparties. In allocating our assets among loans, investments and other earning assets, we attempt to maximize return while managing risk at acceptable levels. Our primary lending focus is on commercial loans and real estate loans to small and mid-sized businesses and professionals. We offer a broad range of lending services, including commercial revolving lines of credit, residential and commercial real estate mortgage and construction loans, consumer loans and equipment financing. Interest rates charged on loans may be fixed or variable and vary with the degree of risk, size and maturity of the loans, underwriting and servicing costs, the extent of other banking relationships maintained with customers and the Bank’s cost of funds. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

Each of our bank branches offers a range of depository products, including checking, savings and money market deposits and certificates of deposit. These are competitively priced accounts with rates variable at our discretion. Rates paid on deposits vary among the categories of deposits due to different terms, the size of the individual deposit, the nature of other banking relationships with the depositor, the current interest rate environment and rates paid by competitors on similar deposits. The Bank also offers a variety of cash management products.

The Bank also accepts brokered deposits and obtains direct non-brokered certificates of deposit through national deposit networks when management believes such transactions are beneficial to the Bank. Additionally, through the Certificate of Deposit Account Registry Service SM (CDARSSM), the Bank can place large customer deposits into smaller denomination (fully FDIC-insured) certificates of deposit at multiple institutions. This provides the Bank’s large deposit customers with FDIC insurance on their entire balances (up to $50.0 million) and the convenience of managing their certificates of deposit investments through a single bank relationship. We had $88.8 million of these deposits at December 31, 2007.

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

Revenues from external customers, measures of profit and/or loss and total assets for each of the segments listed above are presented in Note 17 to the Consolidated Financial Statements.

Market Areas

We operate primarily in three distinct markets:  Arizona; Minnesota; and North Dakota. While these areas have very different fundamentals, we believe each enjoys a solid economic base and presents long-term growth potential.

The Arizona market has been one of the fastest growing areas of the country in population and personal income for the past several years. Although growth in the Arizona market abated in 2007, we believe the region’s strength is expected to continue due to the Phoenix metropolitan area’s large stretches of undeveloped land, new jobs and resort climate. Tourism, retirement and job creation in such industries as software and biotechnology are among the additional drivers of the economy.

The Twin Cities area of Minnesota is home to a large and growing population. The U.S. census estimates the area’s population will rise by more than 900,000 by 2030, driving business formation and residential construction over the long term. Key growth industries currently include electronics manufacturing, medical and healthcare, education and food processing.

In 2007 the economy in our North Dakota market was exceptionally strong due to the increase in price of oil and agricultural products. Bismarck-Mandan (our largest market in North Dakota) is characterized by low unemployment and generally favorable economic conditions. Bismarck is not only the state capital, but also the trade and transportation hub for South Central North Dakota. The area is experiencing strong residential and commercial growth, and its diverse economic base includes energy, health care, agriculture and an expanding data processing/customer service component. Several national retail chains opened new locations in the Bismarck-Mandan area during 2005 and 2006.

Individually, we believe each of our key markets presents strong potential demand for our range of financial services offerings. Together, we believe they provide attractive business opportunities and balance our exposure to regional economic cycles.

The following table presents total deposits and net loans outstanding at each of our major locations as of December 31, 2007 (in thousands):

		Gross Loans Held
		for Investment
Location	Total Deposits	Outstanding
North Dakota:
Bismarck	$162,967	$166,267
Crosby	20,580	204
Ellendale	11,831	426
Garrison	17,331	755
Kenmare	12,148	262
Linton	41,015	10,032
Stanley	22,357	1,168
Watford City	11,028	105
North Dakota Totals	299,257	179,219
Minnesota:
Golden Valley	33,851	13,743
Minneapolis	65,670	183,337
Minnesota Totals	99,521	197,080
Arizona:
Phoenix	45,905	92,670
Scottsdale	67,191	54,055
Arizona Totals	113,096	146,725
Other Deposits:
Brokered and National market deposits	30,000	-
Total	$541,874	$523,024

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

Competition

The deregulation of the banking industry and the availability of nationwide interstate banking have increased the level of competition in our already intensely competitive market areas. The increasingly competitive environment is a result of changes in regulation, technology and product delivery systems and the pace of consolidation among financial services providers. The Bank and its subsidiaries compete for deposits, loans, trust and financial services as well as customers with numerous providers of similar products and services. Competitors include multi-regional financial institutions as well as large and small thrifts, independent banks, credit unions, many national and regional brokerage companies, mortgage companies, finance companies, money market funds and other nonbank financial service providers. Some of these competitors are much larger in total assets and capitalization, including the availability of larger legal lending limits, have greater access to capital markets and offer a broader range of financial services than BNC. In addition, some of the nonbank financial institutions that compete with us are not subject to the extensive Federal regulations that govern our operations.

In order to compete with other financial services providers, the Bank and its subsidiaries rely on personal relationships established by officers, directors and employees with their customers, specialized services tailored to meet the needs of the communities served and cross selling efforts between the segments within our organization. We believe that many of our competitors have emphasized retail banking and financial services for large companies, leaving the small and mid-sized business market underserved. This has allowed us to compete effectively by emphasizing customer service, establishing long-term customer relationships and providing services meeting the needs of those businesses and the individuals associated with them. The banking and financial services industries are highly competitive, and our future profitability will depend on our ability to continue to compete successfully in our market areas.

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

If a regulatory agency should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a bank or bank holding company’s operations are unsatisfactory or that the bank or bank holding company or its management is violating or has violated any law or regulation, various remedies are available to these agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the bank’s deposit insurance and/or revoke the bank’s charter or the bank holding company’s registration.

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

Restrictions on Loans to One Borrower
Under Federal law, permissible loans to one borrower by banks are generally limited to 15% of the bank’s unimpaired capital, surplus, undivided profits and credit loss reserves. The Bank seeks participations to accommodate borrowers whose financing needs exceed its lending limits or internally established credit concentration limits.

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

Capital Adequacy
The capital adequacy of BNCCORP and the Bank is monitored by the Federal regulatory agencies using a combination of risk-based and leverage ratios. Failure to meet the applicable capital guidelines could subject BNCCORP or the Bank to supervisory or enforcement actions. In addition, BNCCORP could be required to guarantee a capital restoration plan of the Bank, should the Bank become “undercapitalized” under capital guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital Resources and Expenditures” and Note 19 to the Consolidated Financial Statements for further discussion regarding the capital status of BNCCORP and the Bank.

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

adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. At December 31, 2007, the Bank exceeded the required ratios for classification as well capitalized.

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

Dividend Restrictions
Dividends from bank subsidiaries often constitute a principal source of income to a bank holding company. Federal rules limit a bank’s ability to pay dividends to its parent bank holding company in excess of amounts generally equal to the bank’s net profits from the current year plus retained net profits for the preceding two years or if the payment would result in the bank being considered “undercapitalized” under regulatory capital guidelines. Bank regulatory agencies also have authority to prohibit a bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. At December 31, 2007 approximately $7.4 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

Community Reinvestment Act and Fair Lending Developments
The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income areas. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The Federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities of the Bank. A Bank’s compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on its lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”. As a result of its most recent CRA assessment, the Bank was rated satisfactory under this rating system.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2007 at approximately $0.0029 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Bank Secrecy Act
The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement anti-money laundering programs and compliance procedures. The Bank Secrecy Act and its implementing regulations are presently the subject of increased regulatory focus and several financial institutions have been penalized due to deficiencies in their Bank Secrecy Act programs.

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

Employees

At December 31, 2007, we had 181 employees, including 169 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory. Approximate employees by segment were as follows as of December 31, 2007: banking, 156, bank holding company, 6; and wealth management services, 19.

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

Devaluation of assets could adversely impact earnings and capital adequacy. Our financial performance and regulatory capital is influenced by asset values. Cash positions can be devalued by inflation and devaluation of the dollar. Many types of investments can be devalued by illiquidity and declines in the assets supporting the investments. Real estate loans can be devalued by declines in their collateral. Commercial business loans can be devalued when businesses suffer in a recessionary environment. Maturities of debt can be accelerated when the assets collateralizing debt devalue. Many types of assets in the United States have recently experienced devaluation. Devaluation of our assets or assets collateralizing our loans could adversely impact earnings and regulatory capital.

Changes in market interest rates can significantly impact our earnings. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and investment securities, rates paid on deposits and borrowings and the value of our derivative contracts and their associated impact on earnings. The relationship between the interest income received on loans and investment securities and interest expense paid on deposits and borrowings is known as net interest income. The level of net interest income can fluctuate given changes in market interest rates. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulation is presented at “Quantitative and Qualitative Disclosures About Market Risk”. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Competition from other financial services providers could adversely impact our results of operations. The banking and financial services business is highly competitive. We face competition in making loans, attracting deposits and providing trust and other financial services. Increased competition in the banking and financial services businesses may reduce our market share, impair our growth or cause the prices we charge for our services to decline. Our results of operations may differ in future periods depending upon the level and nature of competition we encounter in our various market areas.

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

Item 1b. Unresolved Staff Comments

None

Item 2. Properties

The principal offices of BNCCORP are located at 322 East Main Avenue, Bismarck, North Dakota. The Bank owns the building. The principal office of the Bank is located at 2425 East Camelback Road, Phoenix, Arizona, which it is leasing. The Bank owns branch offices at 219 South 3rd Street and 801 East Century Avenue in Bismarck. The Bank also owns a branch office at 17045 North Scottsdale Road, Scottsdale, Arizona and 650 Douglas Drive, Golden Valley, Minnesota. It also owns its banking facilities in Crosby, Ellendale, Kenmare, Linton, Stanley and Watford City, North Dakota. The Bank has a property at 6515 East Grant Road in Tucson, Arizona. The Bank also owns land in Shakopee, Minnesota and Gilbert, Arizona and leases land in Glendale, Arizona.

The Bank’s facilities at Garrison, North Dakota are leased. The facilities occupied by the Bank at 333 South Seventh Street, Minneapolis, Minnesota, the Bank’s facilities at 2425 East Camelback Road, Phoenix, Arizona, and 20165 North 67th Avenue, Glendale, Arizona are also leased. The Bank owns properties in Phoenix and Tucson.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2007, BNCCORP’s common stock, $.01 par value (“Common Stock”), was traded on the Nasdaq Global Market under the symbol “BNCC.” On January 24, 2008, we filed a Form 25 with the SEC to voluntarily deregister the Common Stock under the Exchange Act and on January 28, 2008 we voluntarily delisted the Common Stock from the Nasdaq Global Market.  Following the delisting of the Common Stock, the Common Stock has traded on the Pink Sheets under the symbol “BNCC”.

The following table lists the high and low sales prices of our Common Stock for the periods indicated as reported by the Nasdaq Global Market. The quotes reflect the high and low closing sales prices for our Common Stock as reported by the Nasdaq Global Market.

	2007		2006
Period	High	Low	High	Low
First Quarter	$18.00	$12.98	$14.00	$12.40
Second Quarter	19.15	15.16	13.35	12.60
Third Quarter	18.50	17.25	13.00	11.45
Fourth Quarter	17.31	12.60	13.49	11.81

On March 17, 2008, there were 80 record holders of the Company’s Common Stock as reported by the Company’s stock transfer agent and registrar, American Stock Transfer & Trust Company.

BNCCORP’s policy is to retain its earnings to support the growth of its business. Our board of directors has never declared cash dividends on our Common Stock and does not plan to do so in the foreseeable future. In making the determination to pay dividends, we will consider all relevant factors including, among other things, our capital position and current tax law as it relates to the treatment of dividends. “Supervision and Regulation – Dividend Restrictions” discusses regulatory restrictions on dividends payable by the Bank to BNCCORP.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides aggregate information regarding grants under all equity compensation plans of the Company as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	107,700	$11.76	256,701
Equity compensation plans not approved by security holders	-	-	-
Total	107,700	$11.76	256,701

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the captions “Income Statement Data” and “Balance Sheet Data” as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is derived from the historical audited consolidated financial statements of the Company. The Consolidated Balance Sheets as of December 31, 2007 and 2006 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2007 were audited by KPMG LLP, independent registered public accountants. The financial data below should be read in conjunction with and is qualified by the Consolidated Financial Statements and the notes thereto.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars are in thousands, except share and per share data)
Income Statement Data from Continuing Operations:
Total interest income	$44,241	$42,408	$37,264	$30,141	$28,646
Total interest expense	21,994	23,606	19,718	14,146	15,337
Net interest income	22,247	18,802	17,546	15,995	13,309
Provision for credit losses	3,750	210	250	175	1,475
Non-interest income	3,853	5,138	5,823	5,235	6,184
Non-interest expense	28,147	23,075	21,859	19,924	16,604
Income tax provision (benefit)	(2,728)	(363)	238	(177)	138
Income (loss) from continuing operations	$(3,069)	$1,018	$1,022	$1,308	$1,276
Balance Sheet Data: (at end of period)
Total assets	$699,591	$692,276	$740,016	$673,710	$621,477
Investments available for sale	122,899	182,974	227,185	235,916	262,568
Federal Funds Sold	-	24,000	-	-	-
Federal Reserve Bank and Federal Home Loan Bank stock	4,918	5,003	5,791	7,541	7,596
Loans held for sale	-	1,669	266	25,682	245
Participating interests in mortgage loans	24,357	56,125	101,336	34,515	-
Loans and leases held for investment, net of unearned income	497,556	333,934	310,368	293,814	283,310
Allowance for credit losses	(6,599)	(3,370)	(3,188)	(3,335)	(4,763)
Total deposits	541,874	529,252	548,790	455,343	395,942
Short-term borrowings	5,365	9,709	21,416	33,697	31,833
Federal Home Loan Bank advances	61,400	62,200	82,200	97,200	112,200
Long-term borrowings	-	1,167	3,850	10,079	8,640
Guaranteed preferred beneficial interests in Company’s subordinated debentures	23,075	22,711	22,648	22,509	22,397
Common stockholders’ equity	59,730	55,602	51,612	42,596	38,686
Book value per common share outstanding	$17.11	$15.44	$14.97	$14.77	$14.07
Tangible book value	$16.99	$7.15	$6.63	$4.42	$5.54
Earnings Performance / Share Data from Continuing Operations:
Return (loss) on average total assets	(0.47)%	0.14%	0.14%	0.21%	0.21%
Return (loss) on average common stockholders’ equity	(5.25)%	1.92%	2.14%	2.86%	2.96%
Efficiency ratio	107.85%	96.39%	93.54%	93.85%	85.18%
Net interest margin	3.81%	3.04%	2.79%	2.85%	2.46%
Net interest spread	3.31%	2.73%	2.58%	2.71%	2.19%
Basic earnings (loss) per common share	$(0.89)	$0.29	$0.33	$0.39	$0.43
Diluted earnings (loss) per common share	$(0.89)	$0.29	$0.33	$0.38	$0.42
Average common shares outstanding	3,456,993	3,473,670	2,988,440	2,813,531	2,705,602
Average common and common equivalent shares	3,515,852	3,515,216	3,048,139	2,896,241	2,764,816
Shares outstanding at year end	3,491,337	3,600,467	3,447,945	2,884,876	2,749,196
Balance Sheet and Other Key Ratios from Continuing Operations:
Nonperforming assets to total assets	0.77%	0.02%	0.02%	0.09%	1.34%
Nonperforming loans to loans and leases held for investment	1.09%	0.03%	0.03%	0.17%	2.81%
Net loan charge-offs to average loans and leases held for investment	(0.129)%	(0.008)%	(0.130)%	(0.579)%	(0.560)%
Allowance for credit losses to total loans	1.26%	0.86%	0.77%	1.02%	1.68%
Allowance for credit losses to total nonperforming loans	122%	3,304%	2,229%	607%	60%
Average common stockholders’ equity to average total assets	9.16%	7.87%	6.75%	6.79%	6.50%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table summarizes net income and basic and diluted earnings per share for the 12 months ended December 31 (dollars are in thousands):

	2007	2006
Net income (loss) attributable to continuing operations	$(3,069)	$1,018
Net income attributable to discontinued operations	5,049	2,603
Net income attributable to common shareholders	$1,980	$3,621
Net income per share
Basic earnings (loss) per share from continuing operations	$(0.89)	$0.29
Basic earnings per share from discontinued operations	$1.46	$0.75
Basic earnings per share	$0.57	$1.04

Diluted earnings (loss) per share from continuing operations	$(0.89)	$0.29
Diluted earnings per share from discontinued operations	$1.46	$0.74
Diluted earnings per share	$0.57	$1.03

Highlights. The following information highlights key developments occurring in 2007:

•	Sale of BNC Insurance resulted in the following:
•	pre-tax gain of approximately $6.083 million,
•	significantly reduced intangible assets,
•	increased liquidity, and;
•	increased regulatory capital;
•	Investment securities were sold and FHLB advances were prepaid to improve net interest margin;
•	Subordinated debentures aggregating $15 million were refinanced to a lower adjustable rate of Libor plus 1.40%;
•	Loans and leases held for investment increased $163.6 million to $497.6 million;
•	Net interest income increased approximately 18.3% to $22.247 million;
•	Net interest margin increased to 3.81% from 3.04%;
•	Non-interest income, excluding losses from sales of securities, increased to $7.130 million from $5.223 million, or 36.5%;
•	Non-interest expense, excluding debt extinguishment costs and amounts awarded to one of the founders of BNC upon retirement, increased by $1.188 million, or 5.1%;
•	Wealth management revenues grew to $2.041 million, or 87.1%;
•	Assets under administration increased to $358.6, an increase of 26.8%;
•	Custodial Trust accounts increased to 362 accounts on December 31, 2007 from 16 accounts on December 31, 2006.

Results from Continuing Operations
The net loss from continuing operations in 2007 was $(3.069) million, or $(0.89) per diluted share, compared to net income of $1.018 million, or $0.29 per diluted share in 2006.

Net Interest Income in Continuing Operations

The following table sets forth information relating to our average balance sheet and reflects the yield on average assets and cost of average liabilities. Such yields and costs are derived by dividing income and expense by the average balance of assets and liabilities. All average balances have been derived from monthly averages, which are indicative of daily averages (dollars are in thousands):

 Analysis of Changes in Net Interest Income
	For the Year ended December 31,			For the Year ended December 31,			For the Year ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
	balance	or owed	cost	balance	or owed	cost	balance	or owed	cost
	(dollars are in thousands)			(dollars are in thousands)			(dollars are in thousands)
Assets
Federal funds sold/interest-bearing due from	$14,616	$754	5.16%	$42,121	$2,069	4.91%	$8,068	$304	3.77%
Taxable investments	124,242	6,001	4.83%	174,995	8,044	4.60%	192,990	7,949	4.12%
Tax-exempt investments	18,815	926	4.92%	36,249	1,644	4.54%	43,494	1,942	4.46%
Loans held for sale	417	-	0.00%	1,088	-	0.00%	20,073	738	3.68%
Participating interests in mortgage loans	27,469	2,137	7.78%	33,180	2,344	7.06%	63,493	3,814	6.01%
Loans and leases held for investment	402,616	34,423	8.55%	334,058	28,307	8.47%	305,074	22,517	7.38%
Allowance for credit losses	(4,335)	-		(3,326)	-		(3,377)	-
Total interest-earning assets	583,840	44,241	7.58%	618,365	42,408	6.86%	629,815	37,264	5.92%
Non-interest-earning assets:
Assets from discontinued operations	13,344			31,129			30,888
Cash and due from banks	12,468			15,360			15,823
Other	41,653			40,004			37,356
Total assets	$651,305			$704,858			$713,882

Liabilities and Stockholders’ Equity
Deposits:
Interest checking and money market accounts	$249,246	8,007	3.21%	$246,476	7,440	3.02%	$236,832	5,036	2.13%
Savings	8,399	66	0.79%	8,398	66	0.79%	7,935	63	0.79%
Time deposits:
Under $100,000	149,010	7,141	4.79%	150,194	6,440	4.29%	114,157	3,547	3.11%
$100,000 and over	44,824	2,319	5.17%	54,155	2,499	4.61%	79,977	3,196	4.00%
Total interest-bearing deposits	451,479	17,533	3.88%	459,223	16,445	3.58%	438,901	11,842	2.70%
Borrowings:
Short-term borrowings	8,706	398	4.57%	14,480	685	4.73%	24,001	757	3.15%
FHLB advances	32,991	1,915	5.80%	73,060	4,020	5.50%	96,997	4,613	4.76%
Long-term borrowings	131	11	8.40%	2,659	201	7.56%	8,316	468	5.63%
Subordinated debentures	22,641	2,137	9.44%	22,458	2,255	10.04%	22,358	2,036	9.11%
Total interest-bearing liabilities	515,948	21,994	6.92%	571,880	23,606	4.13%	590,573	19,716	3.34%
Non-interest-bearing demand accounts	68,277			68,743			65,707
Total deposits and interest-bearing liabilities	584,225			640,623			656,280
Liabilities from discontinued operations	2,584			6,062			6,281
Other non-interest-bearing liabilities	6,089			5,161			4,851
Total liabilities	592,898			651,846			667,412
Stockholders’ equity	58,407			53,012			46,470
Total liabilities and stockholders’ equity	$651,305			$704,858			$713,882
Net interest income		$22,247			$18,802			$17,548

Net interest spread			3.32%			2.73%			2.58%
Net interest margin			3.81%			3.04%			2.79%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.16%			108.13%			106.64%

The following table illustrates the dollar amount of changes in our interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the changes related to volume and rates (changes attributable to the combined impact of volume and rate have been allocated proportionately):

	For the Year Ended December 31,			For the Year Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Change Due to			Change Due to
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest Earned on Interest-Earning Assets
Federal funds sold/interest-bearing due from	$(1,425)	$110	$(1,315)	$1,647	$118	$1,765
Taxable investments	(2,477)	434	(2,043)	(389)	484	95
Tax-exempt investments	(873)	155	(718)	(329)	31	(298)
Loans held for sale	-	-	-	(359)	(379)	(738)
Participating interests in mortgage loans	(503)	296	(207)	(2,329)	859	(1,470)
Loans held for investment	5,859	257	6,116	2,263	3,527	5,790
Total increase in interest income	581	1,252	1,833	504	4,640	5,144
Interest Expense on Interest-Bearing Liabilities
Interest checking and money market accounts	84	483	567	213	2,190	2,403
Savings	-	-	-	4	(1)	3
Time deposits:
Under $100,000	(50)	751	701	1,313	1,580	2,893
$100,000 and over	(606)	426	(180)	(1,339)	642	(697)
Short-term borrowings	(265)	(22)	(287)	277	(349)	(72)
FHLB advances	(2,339)	234	(2,105)	(1,629)	1,036	(593)
Long-term borrowings	(215)	25	(190)	(539)	272	(267)
Subordinated debentures	19	(137)	(118)	9	210	219
Total increase (decrease) in interest expense	(3,372)	1,760	(1,612)	(1,691)	5,580	3,889
Increase (decrease) in net interest income	$3,953	$(508)	$3,445	$2,195	$(940)	$1,255

Net interest income was $22.247 million in 2007 compared to $18.802 million in 2006, an increase of $3.445 million or 18.3%. The net interest margin increased to 3.81% for the year ended December 31, 2007, from 3.04% in 2006.

Interest income increased in 2007 primarily due to higher balances of loans and leases held for investment. These balances were higher due to purchases of loans aggregating $70.0 million and organic loan growth. A significant portion of loan purchases related to loan participations we had previously sold, which we were able to repurchase when our lending limit increased after the sale of BNC Insurance. The increase in interest income resulting from the increase in loans and leases held for investment was partially offset by a decrease in investment securities and Federal Funds sold. Interest rates on all of our interest earning assets were higher in 2007 than in 2006.

Interest expense decreased in 2007 primarily because of lower balances of FHLB advances which we prepaid in the middle of the year. Interest rates paid on deposits increased in 2007 compared to 2006. We have attempted to grow deposits in our banking markets by paying competitive rates which support deposit growth.

Net interest income was $18.802 million in 2006 compared to $17.548 million in 2005, an increase of $1.254 million or 7.15%. The net interest margin increased to 3.04% for the year ended December 31, 2006, from 2.79% in 2005.

Interest income increased in 2006 because of higher balances of loans and leases held for investment and Federal Funds sold. The increases in these balances were partially offset by the decreased balances of participating interests in mortgage loans which declined when the housing market softened. Interest income was positively impacted by interest rates which increased in 2006 because of the rising interest rate environment.

Interest expense increased in 2006 because of the rising interest rate environment. The impact of rising rates on liabilities was partially mitigated because we managed to reduce balances of FHLB advances and brokered deposits.

Non-interest Income in Continuing Operations
Non-interest income decreased by $1.285 million, or 25%, to $3.853 million in 2007, compared to $5.138 million in 2006. The following table presents the major categories of our non-interest income (dollars are in thousands):

Non-interest Income
			Increase ( Decrease)
	For the Years Ended December 31,		2007 – 2006
	2007	2006	$	%

Bank charges and service fees	$2,010	$1,818	$192	11%
Wealth management revenues	2,041	1,091	950	87%	(a)
Gain on sales of loans	1,889	1,745	144	8%	(b)
Net loss on sales of securities	(3,277)	(84)	(3,193)	(3,801)%	(c)
Other	1,190	568	622	110%	(d)
Total non-interest income	$3,853	$5,138	$(1,285)	(25)%

(a)
Wealth management revenues increased because assets under management increased.  We also earned higher custodial fees for accumulating and maintaining documents related to insurance products sold by others. The volume of transactions for which we performed custodial services increased significantly in 2007.

(b)	Gains on sales of loans primarily relates to sales of commercial real estate loans. The gains can fluctuate significantly from period to period.
(c)
Gains and losses on sales of securities vary depending on the nature and volume of transactions. In 2007, we sold a relatively large volume of securities at a loss in order to improve net interest income in future periods.

(d)
Other income in 2007 was much higher than in 2006 primarily due to rent received for space formerly occupied by BNC Insurance. In the first quarter of 2007, we received a fee of approximately $176,000 when we were taken out of a loan. This fee was recognized on a cash basis in non-interest income because we could not reasonably estimate when receipt would occur.

Non-interest Expense in Continuing Operations
Non-interest expense increased by $5.072 million, or 22%, to $28.147 million in 2007 from $23.075 million in 2006. The following table presents the major categories of our non-interest expense (dollars are in thousands):

Non-interest Expense
			Increase (Decrease)
	For the Years Ended December 31,		2007 – 2006
	2007	2006	$	%

Salaries and employee benefits	$14,868	$12,677	$2,191	17%	(a)
Debt extinguishment costs	2,724	-	2,724	100%	(b)
Occupancy	2,146	2,349	(203)	(9)%
Depreciation and amortization	1,585	1,467	118	8%
Professional services	1,198	1,014	184	18%
Data processing	1,141	1,242	(101)	(8)%
Office supplies, telephone and postage	1,048	1,040	8	1%
Marketing and promotion	703	865	(162)	(19)%
Correspondent charges	531	535	(4)	(1)%
FDIC and other assessments	228	198	30	15%
Amortization of intangible assets	112	112	-	-%
Other	1,863	1,576	287	18%
Total non-interest expense	$28,147	$23,075	$5,072	22%
Efficiency ratio	107.85%	96.39%	11.46%

(a)
Compensation expense increased by $1.160 million because one of the founders of BNC retired in 2007 and he was awarded bonuses. Compensation expense also increased because management bonuses were $410 thousand in 2007 compared to $0 in 2006. Employees were also granted merit increases.

(b)
Debt extinguishment costs were incurred in 2007 when FHLB advances were prepaid and subordinated debentures were refinanced. These costs were incurred in order to improve net interest margin in future periods.

Income Tax Expense in Continuing Operations
We recorded income tax benefits of $2.278 million and $363 thousand for the years ended December 2007 and 2006, respectively. In 2007, the benefit primarily relates to losses on sales of securities, debt extinguishment costs incurred, the provision for credit losses and interest earned on tax exempt securities. In 2006, the benefit primarily relates to interest earned on tax exempt securities.

Results from Discontinued Operations
Net income from discontinued operations in 2007 was $5.049 million, or $1.46 per diluted share, compared to net income of $2.603 million, or $0.74 per diluted share in 2006. The results of discontinued operations include a pre-tax gain on sale of $6.083 million in 2007. In 2006 the pre-tax income from BNC Insurance was $4.133 million. The effective tax rate was 37.8% in 2007 compared to 37.0% in 2006.

Net Income in 2007 compared to 2006
Net income, which combines the results of continuing operations and discontinued operations, was $1.980 million, or $0.57 per diluted share, in 2007 compared to net income of $3.621 million, or $1.03 per diluted share, in 2006.

Financial Condition

Assets
Total assets were $699.6 million at December 31, 2007 compared to $692.3 million at December 31, 2006.  The following table presents our assets by category as of December 31, 2007 and 2006 (dollars are in thousands):

Assets
			Increase (Decrease)
	As of December 31,		2007 – 2006
	2007	2006	$	%

Cash and Cash Equivalents	$14,856	$18,216	$(3,360)	(18)%
Federal Funds Sold	-	24,000	(24,000)	100%	(a)
Investment securities available for sale	122,899	182,974	(60,075)	(33)%	(b)
Federal Reserve Bank and Federal Home Loan Bank stock	4,918	5,003	(85)	(2)%
Loans held for sale	-	1,669	(1,669)	(100)%
Participating interests in mortgage loans	24,357	56,125	(31,768)	(57)%	(c)
Loans and leases held for investment, net	490,957	330,564	160,393	49%	(d)
Premises and equipment, net	19,448	19,916	(468)	(2)%
Interest receivable	3,290	3,309	(19)	(1)%
Other assets	14,874	13,643	1,231	9%
Intangible assets, net	409	521	(112)	(21)%
Assets from discontinued operations	11	32,680	(32,669)	(100)%	(e)
Premises and equipment held for sale, net	3,572	3,656	(84)	(2)
Total assets	$699,591	$692,276	$7,315	1%

(a)
Federal Funds Sold decreased because yields on short term investments were relatively attractive at the end of 2006. In 2007, increases in loans and leases were partially financed by using Federal Funds Sold.

(b)	The balance of investments declined in 2007 because approximately $59.5 million of investments were sold to finance the repayment of FHLB advances.
(c)
Participating interests in mortgage loans are collateralized by loans held for sale by mortgage banking counterparties. These balances will vary depending on the volume of loans originated by the counterparties. During 2007, the balance declined because one of our counterparties ceased operating.

(d)	In 2007, loans and leases have increased because we purchased loans, repurchased participations previously sold and funded organic growth. We have emphasized loan growth to grow net interest income.
(e)	Assets from discontinued operations declined due to the sale of substantially all of the assets of BNC Insurance.

Investment Securities Available for Sale
Our investment policy is designed to enhance net income and return on equity through prudent management of risk, ensure liquidity for cash flow requirements, help manage interest rate risk, ensure collateral is available for public deposits, advances and repurchase agreements and manage asset diversification. In managing the portfolio, we seek a balance between current income (yield) and future market value volatility, while simultaneously managing credit and liquidity risks. The goal of this process is to maximize our longer term profitability as well as the economic performance of the portfolio over the long term.

The following table presents the composition of the available-for-sale investment portfolio by major category (in thousands):

Investment Portfolio Composition
	December 31,
	2007		2006		2005
		Estimated		Estimated		Estimated
	Amortized	fair market	Amortized	fair market	Amortized	fair market
	cost	value	cost	value	cost	value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$1,799	$1,784	$2,165	$2,122	$2,639	$2,602
U.S. government agency mortgage-backed securities issued by FNMA	3,329	3,333	8,149	8,139	5,947	5,948
Collateralized mortgage obligations guaranteed by GNMA	2,394	2,413	9,533	9,370	7,592	7,429
Collateralized mortgage obligations issued by FNMA or FHLMC	62,384	63,306	148,119	144,477	168,473	164,234
Other collateralized mortgage obligations	32,830	33,079	-	-	-	-
State and municipal bonds	17,885	18,984	17,727	18,866	44,915	46,972
Total investments	$120,621	$122,899	$185,693	$182,974	$229,566	$227,185

The following table presents maturities for all securities available for sale (other than equity securities) and yields for all securities in our investment portfolio at December 31, 2007 (dollars are in thousands):

Investment Portfolio - Maturity and Yields

			After 1 but		After 5 but
	Within 1 year		within 5 years		within 10 years		After 10 years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. government agency mortgage-backed securities guaranteed by GNMA (2) (3)	$-	0.00%	$73	5.50%	$384	6.54%	$1,342	4.92%	$1,799	5.29%
U.S. government agency mortgage-backed securities issued by FNMA (2) (3)	-	0.00%	-	0.00%	-	0.00%	3,329	5.91%	3,329	5.91%
Collateralized mortgage obligations guaranteed by GNMA (2) (3)	-	0.00%	-	0.00%	-	0.00%	2,394	5.25%	2,394	5.25%
Collateralized mortgage obligations issued by FNMA or FHLMC (2) (3)	-	0.00%	-	0.00%	17,310	4.70%	45,074	5.07%	62,384	4.97%
Other collateralized mortgage obligations (2) (3)	-	0.00%	-	0.00%	-	0.00%	32,830	5.46%	32,830	5.46%
State and municipal bonds (2)	370	8.11%	3,806	8.07%	6,150	7.56%	7,559	7.23%	17,885	7.54%
Total book value of investment securities	$370	8.11%	$3,879	8.02%	$23,844	5.47%	$92,528	5.42%	$120,621	5.52%
Unrealized holding gain on securities available for sale									2,278
Total investment in securities available for sale									$122,899	5.42%

(1)	Yields include adjustments for tax-exempt income.
(2)	Based on amortized cost rather than fair value.
(3)
Maturities of mortgage-backed securities and collateralized obligations are based on contractual maturities. Actual maturities may vary because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2007, we had $122.9 million of available-for-sale securities in the investment portfolio as compared to $183.0 and $227.2 million at December 31, 2006 and 2005, respectively, based on fair value of the securities on those dates.

During 2007, investment securities declined because we sold approximately $59.5 million of securities to finance repayment of $62.0 million of FHLB advances. Unrealized gains in the investment portfolio have increased primarily because interest rates have declined. During 2007, $3.277 million of net losses on sales of securities were realized. We elected to incur these losses in order to improve net interest income in future periods.

During 2006, available-for-sale securities decreased $44.2 million compared to the end of 2005. The decrease in investment securities available-for-sale was the result of management’s decision to use proceeds from the sales and maturities of investments to reduce higher cost borrowings. During 2006, $84 thousand of net losses on sales of securities were realized.

At December 31, 2007, we held no securities of any single issuer, other than U.S. Government agency CMOs that exceeded 10% of stockholders’ equity. A significant portion of our investment securities portfolio (approximately $118.3 million at December 31, 2007) was pledged as collateral for public deposits and borrowings, including borrowings with the FHLB.

Federal Reserve Bank and Federal Home Loan Bank Stock
Our equity securities consisted of $1.3 million of Federal Reserve Bank (“FRB”) stock as of December 31, 2007 and 2006, and $3.6 and $3.7 million of FHLB stock as of December 31, 2007 and 2006, respectively.

Loan Portfolio
The following table presents the composition of our loan portfolio (dollars are in thousands):

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$125,555	24.4	$100,127	25.9	$88,467	21.6	$75,460	23.2	$73,001	26.2
Real estate mortgage	181,000	35.1	124,551	32.2	122,785	30.1	129,321	39.8	129,198	46.4
Real estate construction	167,345	32.5	89,619	23.2	80,296	19.7	68,967	21.2	60,056	21.5
Agricultural	17,074	3.3	14,286	3.7	12,706	3.1	13,919	4.3	12,529	4.5
Consumer/other	5,878	1.1	4,237	1.1	4,718	1.2	5,480	1.7	6,277	2.3
Participating interests in mortgage loans	24,357	4.7	56,125	14.5	101,336	24.8	34,515	10.6	-	-
Lease financing	1,815	0.4	1,800	0.5	2,131	0.5	1,540	0.5	2,757	1.0
Total principal amount of loans	523,024	101.5	390,745	101.1	412,439	101.0	329,202	101.3	283,818	101.9
Unearned income and net unamortized deferred fees and costs	(1,111)	(0.2)	(686)	(0.2)	(735)	(0.2)	(873)	(0.3)	(508)	(0.2)
Loans, net of unearned income and unamortized fees and costs	521,913	101.3	390,059	100.9	411,704	100.8	328,329	101.0	283,310	101.7
Less allowance for credit losses	(6,599)	(1.3)	(3,370)	(0.9)	(3,188)	(0.8)	(3,335)	(1.0)	(4,763)	(1.7)
Net loans	$515,314	100.0	$386,689	100.0	$408,516	100.0	$324,994	100.0	$278,547	100.0

Change in Loan Portfolio Composition

			Increase (Decrease)
	As of December 31,		2007 – 2006
	2007	2006	$	%

Commercial and industrial	$125,555	$100,127	$25,428	25%	(a)
Real estate mortgage	181,000	124,551	56,449	45%	(b)
Real estate construction	167,345	89,619	77,726	87%	(b)
Agricultural	17,074	14,286	2,788	20%
Consumer/other	5,878	4,237	1,641	39%
Participating interests in mortgage loans	24,357	56,125	(31,768)	(57)%	(c)
Lease financing	1,815	1,800	15	1%
Total principal amount of loans	523,024	390,745	132,279	34%
Unearned income and net unamortized deferred fees and costs	(1,111)	(686)	(425)	62%
Loans, net of unearned income and unamortized deferred fees and costs	521,913	390,059	131,854	34%
Less allowance for credit losses	(6,599)	(3,370)	(3,229)	96%
Net loans	$515,314	$386,689	$128,625	33%

(a)	The increase in commercial and industrial loans is organic and is occurring in all markets (Arizona, Minnesota, North Dakota).
(b)
Real estate loans have increased because our lending limit increased significantly after the sale of BNC Insurance. As a result we were able to purchase loans, repurchase participations previously sold and increase investment in loans originated.

(c)
Participating interests in mortgage loans are collateralized mortgage loans held for sale by mortgage banking counterparties. These loans will vary significantly depending on the volume of originations by the counterparties. During 2007, the balance declined because one of our counterparties ceased operating.

Future loan growth potential is subject to volatility. A downturn in the economy could adversely impact our borrowers. This could, in turn, reduce the demand for loans and impact the borrowers’ ability to repay their loans, while also decreasing our net interest margin. We cannot predict with any degree of certainty the full impact of current or future economic conditions on our ability to generate loan volume or the ultimate impact of economic conditions on our currently existing portfolio of loans. See “Factors That May Affect Future Results of Operations”.

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

Loan Participations
Pursuant to our lending policy, loans may not exceed 85% of the Bank’s legal lending limit (except to the extent collateralized by U.S. Treasury securities or Bank deposits and, accordingly, excluded from the Bank’s legal lending limit) unless the Chief Credit Officer and the Executive Credit Committee grant prior approval. To accommodate customers whose financing needs exceed lending limits and internal loan restrictions relating primarily to industry concentration, the Bank sells loan participations to outside participants without recourse.

The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. Loan participations sold on a nonrecourse basis to outside financial institutions were as follows as of the dates indicated:

Loan Participations Sold (1)
December 31,
(in thousands)
2007	$201,776
2006	188,994
2005	183,795
2004	131,317
2003	146,988

Concentrations of Credit
See Note 6 in the audited financial statements for concentration of credit information.

Loan Maturities
The following table sets forth the remaining maturities of loans in each major category of our portfolio as of December 31, 2007 (in thousands):

Maturities of Loans (1)
		Over 1 year
		through 5 years		Over 5 years
	One year	Fixed	Floating	Fixed	Floating
	or less	rate	rate	rate	rate	Total

Commercial and industrial	$76,916	$16,629	$11,423	$14,303	$6,284	$125,555
Real estate mortgage	26,203	34,015	66,697	27,602	26,483	181,000
Real estate construction	83,499	1,519	73,446	197	8,684	167,345
Agricultural	8,340	4,537	233	2,653	1,311	17,074
Consumer/other	2,671	2,315	506	136	250	5,878
Participating interests in mortgage loans	24,357	1,815	-	-	-	26,172
Lease financing	-	-	-	-	-	-
Total principal amount of loans	$221,986	$60,830	$152,305	$44,891	$43,012	$523,024

(1)	Maturities are based on contractual maturities. Floating rate loans include loans that would reprice prior to maturity if base rates change.

Actual maturities may differ from the contractual maturities shown above as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

Provision for Credit Losses
We determine a provision for credit losses which we consider sufficient to maintain our allowance for credit losses at a level considered adequate to provide for an estimate of probable losses in the loan and lease portfolio that have been incurred as of each balance sheet date. The provision for credit losses for the year ended December 31, 2007 was $3.750 million as compared to $210 thousand in 2006. The provision for loan losses increased in 2007 due to loan growth and an increase of classified assets.

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

The following table summarizes, for the periods indicated, activity in the allowance for credit losses, including amounts of loans charged-off, amounts of recoveries, additions to the allowance charged to operating expense, the ratio of net charge-offs to average total loans, the ratio of the allowance to total loans at the end of each period and the ratio of the allowance to nonperforming loans:

Analysis of Allowance for Credit Losses
(dollars are in thousands)	For the Years ended December 31,
	2007	2006	2005	2004	2003
Balance of allowance for credit losses, beginning of period	$3,370	$3,188	$3,335	$4,763	$5,006
Charge-offs:
Commercial and industrial	1,504	19	534	1,578	1,508
Real estate mortgage	500	-	24	-	189
Real estate construction	-	-	-	-	-
Agricultural	-	-	-	97	10
Consumer/other	123	32	31	208	23
Lease financing	-	-	-	--	90
Total charge-offs	2,127	51	589	1,883	1,820
Recoveries:
Commercial and industrial	1,500	3	95	141	73
Real estate mortgage	-	-	10	33	7
Real estate construction	-	-	16	-	-
Agricultural	-	-	-	-	-
Consumer/other	106	20	69	97	11
Lease financing	-	-	2	9	11
Total recoveries	1,606	23	192	280	102
Net charge-offs	(521)	(28)	(397)	(1,603)	(1,718)
Provision for credit losses charged to operations	3,750	210	250	175	1,475
Balance of allowance for credit losses, end of period	$6,599	$3,370	$3,188	$3,335	$4,763
Ratio of net charge-offs to average total loans	(0.121)%	(0.008)%	(0.102)%	(0.548)%	(0.558)%
Ratio of net charge-offs to average loans and leases held for investment	(0.129)%	(0.008)%	(0.130)%	(0.579)%	(0.560)%
Average gross loans and leases held for investment	$402,615	$334,058	$305,073	$276,652	$306,949
Ratio of allowance for credit losses to loans and leases held for investment	1.33%	1.01%	1.03%	1.14%	1.68%
Ratio of allowance for credit losses to total nonperforming loans	122%	3,304%	2,229%	607%	60%

Charge-offs of real estate mortgage loans increased in 2007 by $500 thousand.  We recorded a charge-off of $500 thousand to reflect the imputed interest rate on a restructured loan.

The allowance for credit losses increased significantly during 2007 because of growth in the portfolio and an increase in the balance of loans we consider to be impaired.

We consider the allowance for credit losses adequate to cover losses inherent in the loan and lease portfolio as of December 31, 2007. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions and our ongoing credit review process, will not require significant increases in the allowance for credit losses. A protracted economic slowdown and/or a decline in commercial, industrial or real estate segments may have an adverse impact on the adequacy of the allowance for credit losses by increasing credit risk and the risk of potential loss. See Notes 1 and 7 to the Consolidated Financial Statements and “-Critical Accounting Policies” for further information concerning accounting policies associated with the allowance for credit losses.

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

Allocation of the Allowance for Loan Losses
(dollars are in thousands)
	December 31,
	2007		2006		2005		2004		2003
		Loans in		Loans in		Loans in		Loans in		Loans in
		category as a		category as a		category as a		category as a		category as a
	Amount	percentage	Amount	percentage	Amount	percentage	Amount	percentage	Amount	percentage
	of	of total	of	of total	of	of total	of	of total	of	of total
	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans	allowance	gross loans

Commercial and industrial	$1,410	24%	$1,602	26%	$1,632	21%	$1,583	23%	$2,093	26%
Real estate mortgage (a)	1,956	35%	838	32%	846	30%	1,116	39%	1,976	46%
Real estate construction (a)	2,740	32%	534	23%	467	19%	379	21%	395	21%
Agricultural	276	3%	171	4%	158	3%	186	4%	211	4%
Consumer/other	112	1%	70	1%	73	1%	62	2%	68	2%
Participating interests in mortgage loans	85	5%	140	14%	-	25%	-	11%	-	0%
Lease financing	20	-	15	-	12	1%	9	0%	20	1%
Total	$6,599	100%	$3,370	100%	$3,188	100%	$3,335	100%	$4,763	100%

(a) In 2007, the portion of our allowance that was allocated to real estate loans increased due to higher risk in an environment where real estate is devaluing.

Allowance for Credit Losses; Impact on Earnings.
The level of the allowance for credit losses involves assumptions underlying our estimates that reflect highly uncertain matters in the current period. Additionally, a different estimate that could have been used in the current period could have had a material impact on reported financial condition or results of operations. We are not aware, at this time, of known trends, commitments, events or other uncertainties reasonably likely to occur that would materially affect our methodology or the assumptions used, although changes in qualitative and quantitative factors could occur at any time and such changes could be of a material nature. We have used our assumptions to arrive at the level of the allowance for credit losses that we consider adequate to provide for an estimate of probable losses in the loan and lease portfolio that have been incurred as of December 31, 2007.

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

Nonperforming Loans and Assets
Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, non-accrual and restructured loans. Other nonperforming assets include other real estate owned and repossessed assets. Our lending personnel are responsible for continuous monitoring of the quality of the loan portfolio. Loan officers are expected to maintain loan quality and deal with credit issues in a timely and proactive manner. Loan officers are also responsible for regular reviews of past due loans in their respective portfolios. The loan portfolio is also monitored regularly and examined by our loan review personnel. Loans demonstrating weaknesses are downgraded in a timely fashion and the Board receives a listing of all criticized and classified loans on a quarterly basis.

The following table sets forth, as of the dates indicated, the amounts of nonperforming loans and other assets, the allowance for credit losses and certain related ratios (dollars are in thousands):

Nonperforming Assets
	December 31,
	2007	2006	2005	2004	2003
Nonperforming loans:
Loans 90 days or more delinquent and still accruing interest	$-	$2	$-	$25	$38
Non-accrual loans	5,399	100	143	524	7,913
Total nonperforming loans	$5,399	$102	$143	$549	$7,951
Total nonperforming assets	$5,399	$102	$143	$549	$7,951
Allowance for credit losses	$6,599	$3,370	$3,188	$3,335	$4,763
Ratio of total nonperforming loans to total loans	1.03%	0.03%	0.03%	0.16%	2.80%
Ratio of total nonperforming loans to loans and leases held for investment	1.09%	0.03%	0.05%	0.19%	2.81%
Ratio of total nonperforming assets to total assets	0.77%	0.02%	0.02%	0.09%	1.34%
Ratio of allowance for credit losses to nonperforming loans	122%	3,304%	2,229%	607%	60%

Past Due, Non-accrual and Restructured Loans
As of December 31, 2007 and 2006, the Bank had $0 of loans past due 90 days or more and still accruing interest. As of December 31, 2007 and 2006, the Bank had $5.4 million and $100,000, respectively, of non-accrual loans. As of December 31, 2007 and 2006, the Bank also had $2.6 million and $54,000, respectively, of restructured loans.  The table below summarizes the amounts of restructured loans.  All of the restructured loans were also non-accrual loans.

                                           Restructured Loans
                                           As of December 31,

2007	$2,585
2006	54
2005	91
2004	-
2003	-

The following table indicates the effect on income if interest on non-accrual and restructured loans outstanding at year end had been recognized at original contractual rates during the year ended December 31 (in thousands):

2007
Interest income that would have been recorded	$262
Interest income recorded	146
Effect on interest income	$116

Cash receipts on restructured loans are generally recognized in accordance with the restructured terms. If collection of principal and interest on restructured loans is in doubt, interest income is recognized on a cash basis. A loan that has performed in accordance with its restructured terms for one year is no longer reported as a restructured loan.

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

Other real estate owned and repossessed assets represent properties and other assets acquired through, or in lieu of, loan foreclosure. They are initially recorded at fair value at the date of acquisition establishing a new cost basis. Write-downs to fair value at the time of acquisition are charged to the allowance for credit losses. After foreclosure, we perform valuations periodically and the real estate or assets are carried at the lower of carrying amount or fair value less cost to sell. Write-downs, revenues and expenses incurred subsequent to foreclosure are charged to operations as recognized/incurred. We had no outstanding other real estate owned or repossessed assets at December 31, 2007 or 2006.

Our balances of nonperforming loans and assets have been insignificant in recent years. Accordingly, the ratio of the allowance for losses to nonperforming loans has been relatively high.

Impaired loans
See Note 6 in the audited financial statements for impaired loans information.

Potential Problem Loans
Potential problems loans are loans that are currently performing but have higher than usual inherent risk. Certain components of the residential housing, residential development, and mortgage banking are operating in markets that are currently facing challenges. We also have a significant investment in land and construction loans. To the extent we have loans in these markets and industries our exposure to credit risk is higher than usual. As disclosed in Note 6 of the audited financial statements we have impaired loans and credit concentrations. We also have $4.5 million of loans which deserve higher than usual monitoring.

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

Liabilities and Stockholders’ Equity
The following table presents our liabilities and stockholders’ equity of December 31, 2007 and 2006 (dollars are in thousands):

Liabilities and Stockholders’ Equity

			Increase (Decrease)
	As of December 31,		2007 – 2006
	2007	2006	$	%
Deposits:
Non-interest-bearing	$72,234	$84,184	$(11,950)	(14)%	(a)
Interest-bearing-
Savings, interest checking and money market	245,722	253,408	(7,686)	(3)%
Time deposits $100,000 and over	44,038	44,955	(917)	(2)%
Other time deposits	179,880	146,705	33,175	23%	(b)
Short-term borrowings	5,365	9,709	(4,344)	(45)%	(c)
FHLB advances	61,400	62,200	(800)	(1)%	(d)
Long-term borrowings	-	1,167	(1,167)	(100)%	(e)
Guaranteed preferred beneficial interests in Company's subordinated debentures	23,075	22,711	364	2%	(f)
Accrued expenses	3,387	1,640	1,747	107%
Other liabilities	4,172	3,319	853	26%
Liabilities from discontinued operations	588	6,676	(6,088)	(91)%	(g)
Total liabilities	639,861	636,674	3,187	1%
Stockholders' equity	59,730	55,602	4,128	7%	(h)
Total	$699,591	$692,276	$7,315	1%

(a)	These accounts fluctuate daily due to the cash management activities of our customers.
(b)	The increase is due to deposits we have purchased in the CDARs Network.
(c)	Short-term borrowings can fluctuate significantly depending on our need to finance assets and opportunities to borrow from customers.
(d)
During 2007, we prepaid all of the advances outstanding at the end of 2006. At the end of 2007, we have elected to finance growth in loans and leases held for investment with short term advances in order to manage our interest rate risk profile.

(e)	Long-term liabilities were repaid in 2007 because the rates on these borrowing were high compared to alternative borrowings.
(f)	During 2007, we refinanced $15 million of subordinated debentures in order to lower the rate paid on the debentures.
(g)	Liabilities of discontinued operations decreased in 2007 because we sold substantially all of BNC Insurance.
(h)	Stockholders’ equity has increased due to earnings and the increase of unrealized gains in the investment portfolio.

Deposits

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds rates on each category of deposits (dollars are in thousands):

Average Deposits and Deposits Costs
	For the Years Ended December 31,
	2007			2006			2005
		Percent	Wgtd.		Percent	Wgtd.		Percent	Wgtd.
	Average	of	avg.	Average	of	avg.	Average	of	avg.
	balance	deposits	rate	balance	deposits	rate	balance	deposits	rate
Interest checking and MMDAs	$249,246	47.95%	3.21%	$246,476	46.68%	3.02%	$236,832	46.93%	2.13%
Savings deposits	8,399	1.62%	0.79%	8,398	1.59%	0.79%	7,935	1.57%	0.79%
Time deposits (CDs):
CDs under $100,000	149,010	28.67%	4.79%	150,194	28.45%	4.29%	114,157	22.62%	3.11%
CDs $100,000 and over	44,824	8.62%	5.17%	54,155	10.26%	4.61%	79,977	15.85%	4.00%
Total time deposits	193,834	37.29%	4.88%	204,349	38.70%	4.37%	194,134	38.47%	3.47%
Total interest-bearing deposits	451,479	86.86%	3.88%	459,223	86.98%	3.58%	438,901	86.98%	2.70%
Non-interest-bearing demand deposits	68,277	13.14%	-	68,743	13.02%	-	65,707	13.02%	-
Total deposits	$519,756	100.00%	3.37%	$527,966	100.00%	3.11%	$504,608	100.00%	2.35%

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

Time deposits, in denominations of $100,000 and more, totaled $44.0 million at December 31, 2007 as compared to $45.0 million at December 31, 2006. The following table sets forth the amount and maturities of time deposits of $100,000 and more as of December 31, 2007 (in thousands):

Time Deposits of $100,000 and Over

Maturing in:
3 months or less	$8,115
Over 3 months through 6 months	9,160
Over 6 months through 12 months	25,131
Over 12 months	1,632
Total	$44,038

Borrowed Funds
The following table provides a summary of our short-term borrowings and related cost information as of, or for the periods ended, December 31 (dollars are in thousands):

Short-Term Borrowings
	2007	2006	2005
Short-term borrowings outstanding at period end	$5,365	$9,709	$21,416
Weighted average interest rate at period end	3.59%	4.81%	3.98%
Maximum month-end balance during the period	$15,518	$21,059	$48,516
Average borrowings outstanding for the period	$8,706	$14,480	$24,001
Weighted average interest rate for the period	4.57%	4.73%	3.15%

Note 12 to the Consolidated Financial Statements summarizes the general terms of our short-term borrowings outstanding at December 31, 2007 and 2006, including interest rates, maturity dates, weighted average yields and other applicable terms.

FHLB advances totaled $61.4 and $62.2 million at December 31, 2007 and 2006, respectively, while long-term borrowings totaled $0 and $1.2 million, respectively, for the same periods.

Notes 13 and 14 to the Consolidated Financial Statements summarize the general terms of our FHLB advances and long-term borrowings at December 31, 2007 and 2006, including interest rates, maturity dates, weighted average yields and other applicable terms.

Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures
See Note 15 to the Consolidated Financial Statements for a complete description of the subordinated debentures.

Capital Resources and Expenditures
We actively monitor compliance with regulatory capital requirements, including risk-based and leverage capital measures. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance-sheet items, in addition to the level of capital. Note 19 to the Consolidated Financial Statements includes a summary of the risk-based and leverage capital ratios of BNCCORP and the Bank as of December 31, 2007 and 2006.

The capital ratios of the Company and the Bank were as follows as of those dates:

	Tier 1 Risk-	Total Risk-	Tier 1 Leverage
	Based Ratio	Based Ratio	Ratio
As of December 31, 2007
BNCCORP, consolidated	12.58%	14.26%	12.01%
BNC National Bank	13.18%	14.26%	12.57%

As of December 31, 2006
BNCCORP, consolidated	9.49%	10.89%	7.12%
BNC National Bank	10.26%	10.94%	7.70%

The changes in capital ratios between December 31, 2007 and December 31, 2006 are primarily due to 2007 earnings and a reduction of intangible assets when we sold substantially all of the assets of BNC Insurance in 2007.

Off-Balance-Sheet Arrangements

In the normal course of business, we are a party to various financial instruments with off-balance-sheet risk. These instruments include commitments to extend credit, commercial letters of credit, performance and financial standby letters of credit and interest rate swaps, caps and floors. Such instruments help us to meet the needs of our customers, manage our interest rate risk and effectuate business combination transactions. These instruments and commitments, which we enter into for purposes other than trading, carry varying degrees of credit, interest rate or liquidity risk in excess of the amount reflected in the consolidated balance sheets. We have also entered into certain guarantee arrangements that are not reflected in the consolidated balance sheets. See Notes 21 and 22 to the Consolidated Financial Statements for a detailed description of each of these instruments.

Contractual Obligations, Contingent Liabilities and Commitments
As disclosed in the Notes to the Consolidated Financial Statements, we have certain contractual obligations, contingent liabilities and commitments. At December 31, 2007, the aggregate contractual obligations (excluding bank deposits), contingent liabilities and commitments were as follows (in thousands):

	Payments due by period
	Less than 1
Contractual Obligations:	year	1 to 3 years	3 to 5 years	After 5 years	Total

Total borrowings	$66,765	$-	$-	$23,075	$89,840
Annual rental commitments under non-cancelable operating leases	577	1,336	905	1,680	4,498
Total	$67,342	$1,336	$905	$24,755	$94,338

	Amount of Commitment - Expiration by Period
	Less than 1
Other Commitments:	year	1 to 3 years	3 to 5 years	After 5 years	Total

Commitments to lend	$146,768	$50,350	$3,448	$2,584	$203,150
Standby and commercial letters of credit	8,181	911	40	-	9,132
Total	$154,949	$51,261	$3,488	$2,584	$212,282

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

The following table sets forth a summary of our major sources and (uses) of funds (in thousands):

	For the Years Ended December 31,
	2007	2006
Proceeds of Federal Home Loan Bank advances	$319,400	$-
Repayments of Federal Home Loan Bank advances	(320,200)	(20,000)
Originations paid of loans to be participated	(205,929)	(141,603)
Proceeds received from participations of loans	205,929	141,603
Net increase in loans held for investment	(163,622)	(23,566)
Net decrease in participating interests in mortgage loans	31,768	45,211
Net increase (decrease) in deposits	12,622	(19,538)
Change in Federal Funds sold, net	24,000	(24,000)
Proceeds from sales of investment securities	106,450	43,691
Purchases of investment securities	(71,196)	(26,053)
Proceeds from maturities of investment securities	26,379	25,053
Proceeds from sale of loans held for sale	13,033	24,250
Funding of originations of loans held for sale	(11,364)	(25,923)
Proceeds from sale of insurance operations, net	35,204	-
Proceeds from long-term borrowings and subordinated debentures	15,000	-
Repayments from long-term borrowings and subordinated debentures	(16,167)	(2,682)

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

As of December 31, 2007, the Bank had established three additional federal funds purchased lines with correspondent banks, totaling $17.5 million. At December 31, 2007, the Bank had not drawn on these lines. The lines, if drawn upon, mature daily with interest rates that float at the federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

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

Recently Issued and Adopted Accounting Pronouncements
Note 1 to the Consolidated Financial Statements includes a summary of recently issued and adopted accounting pronouncements and their related or anticipated impact on the Company.

Critical Accounting Policies
Note 1 to the Consolidated Financial Statements includes a summary of our critical accounting policies and their related impact on the Company.

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

Our interest rate risk exposure is actively managed with the objective of managing the level and potential volatility of net interest income in addition to the long-term growth of equity, bearing in mind that we will always be in the business of taking on rate risk and that rate risk immunization is not entirely possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the overall level of net interest income and equity. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market can be an important element in maintaining our interest rate risk position within policy guidelines. Using derivative instruments, principally interest rate floors, caps, and interest rate sweeps, the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, can be adjusted to maintain the desired interest rate risk profile. See “-Loan Portfolio-Interest Rate Caps and Floors” “-Borrowings-Interest Rate Caps and Floors” and Notes 1 and 18 to the Consolidated Financial Statements for a summary of our accounting policies pertaining to such instruments.

Our primary tool for measuring and managing interest rate risk is net interest income simulation. This exercise includes our assumptions regarding the changes in interest rates and the impact on our current balance sheet. Interest rate caps and floors are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage, CMOs, and mortgage-backed securities portfolios in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. For purposes of this simulation, projected month-end balances of the various balance sheet accounts are held constant at their December 31, 2007 levels. Cash flows from a given account are reinvested back into the same account so as to keep the month-end balance constant at its December 31, 2007 level. The static balance sheet assumption is made so as to project the interest rate risk to net interest income embedded in the existing balance sheet. With knowledge of the balance sheet’s existing net interest income profile, more informed strategies and tactics may be developed as it relates to the structure/mix of growth.

We monitor the results of net interest income simulation on a quarterly basis at regularly scheduled ALCO meetings. Each quarter net interest income is generally simulated for the upcoming 12-month horizon in seven interest scenarios. The scenarios generally modeled are parallel interest ramps of +/- 100bp, 200bp, and 300bp along with a rates unchanged scenario. The parallel movement of interest rates means all projected market interest rates move up or down by the same amount. A ramp in interest rates means that the projected change in market interest rates occurs over the 12-month horizon on a pro-rata basis. For example, in the -100bp scenario, the projected prime rate will decrease from its starting point at December 31, 2007 of 7.25% to 6.25% 12 months later. The prime rate in this example will decrease 1/12th of the overall decrease of 100 basis points each month. The parallel movement of interest rates takes the level of the 10-year U.S. Treasury note yield in the -200bp scenario to 2.03%. This is nearly 108bp below the June 13, 2003 low for the 10-year U.S. Treasury note yield of 3.11%. Therefore, the level of mortgage prepayment activity built into the model is increased accordingly.

The net interest income simulation result for the 12-month horizon that covers the calendar year of 2008 is shown below:

Net Interest Income Simulation
Movement in interest rates	-300bp	-200bp	-100bp	Unchanged	+100bp	+200bp	+300bp
Projected 12-month net interest income	$27,716	$27,599	$27,001	$26,154	$26,042	$26,044	$26,059
Dollar change from unchanged scenario	$1,562	$1,445	$847	-	$(112)	$(110)	$(95)
Percentage change from unchanged scenario	5.97%	5.52%	3.24%	-	(0.43)	(0.42)	(0.36)
Policy guidelines (decline limited to)	(15.00)%	(10.00)%	(5.00)%	-	(5.00)%	(10.00)%	(15.00)%

Our rate sensitivity position over the projected 12-month horizon is liability sensitive. This is evidenced by the projected increase in net interest income in the declining interest rate scenarios.

Our general policy is to limit the percentage decrease in projected net interest income to 5, 10, and 15% from the rates unchanged scenario for the +/- 100bp, 200bp, and 300bp interest rate ramp scenarios, respectively.

Static gap analysis is another tool that may be used for interest rate risk measurement. The net differences between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the “rate sensitivity position” or “gap position.” The following table sets forth our rate sensitivity position as of December 31, 2007. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever occurs first.

Interest Sensitivity Gap Analysis
	Estimated maturity or repricing at December 31, 2007
	0–3	4–12	1–5	Over
	months	months	years	5 years	Total
	(dollars are in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$-	$-	$-	$-	$-
Investment securities	8,220	20,222	60,897	33,560	122,899
FRB and FHLB stock	4,918	-	-	-	4,918
Fed Funds Sold	-	-	-	-	-
Loans held for sale, fixed rate	-	-	-	-	-
Loans held for sale, floating rate	-	24,357	-	-	24,357
Loans held for investment, fixed rate	12,675	48,673	62,953	21,454	145,755
Loans held for investment, floating rate	326,098	3,367	20,675	1,661	351,801
Total interest-earning assets	$351,911	$96,619	$144,525	$56,675	$649,730

Interest-bearing liabilities:
Interest checking and money market accounts	$237,334	$-	$-	$-	$237,334
Savings	8,388	-	-	-	8,388
Time deposits under $100,000	8,115	34,291	1,632	-	44,038
Time deposits $100,000 and over	80,936	92,159	6,311	474	179,880
Short-term borrowings	5,365	-	-	-	5,365
FHLB advances	61,400	-	-	-	61,400
Long-term borrowings	-	-	-	-	-
Subordinated debentures	-	-	-	23,075	23,075
Total interest-bearing liabilities	$401,538	$126,450	$7,943	$23,549	$559,480
Interest rate gap	$(49,627)	$(29,831)	136,582	$33,126	$90,250
Cumulative interest rate gap at December 31, 2007	$(49,627)	$(79,458)	$57,124	90,250
Cumulative interest rate gap to total assets	(7.09)%	(11.36)%	8.17%	12.90%

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

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, these analyses are not intended to be a forecast of the actual effect of changes in market interest rates such as those indicated above on the Company. Further, these analyses are based on our assets and liabilities as of December 31, 2007 and do not contemplate any actions we might undertake in response to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BNCCORP, Inc.:

We have audited the accompanying consolidated balance sheets of BNCCORP, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNCCORP, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                                       (signed) KPMG LLP

Minneapolis, MN
March 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31
(In thousands, except share data)

ASSETS	2007	2006

CASH AND CASH EQUIVALENTS	$14,856	$18,216
FEDERAL FUNDS SOLD	-	24,000
INVESTMENT SECURITIES AVAILABLE FOR SALE	122,899	182,974
FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCK	4,918	5,003
LOANS HELD FOR SALE	-	1,669
PARTICIPATING INTERESTS IN MORTGAGE LOANS	24,357	56,125
LOANS AND LEASES HELD FOR INVESTMENT	497,556	333,934
ALLOWANCE FOR CREDIT LOSSES	(6,599)	(3,370)
Net loans and leases	515,314	386,689
PREMISES AND EQUIPMENT, net	19,448	19,916
INTEREST RECEIVABLE	3,290	3,309
OTHER ASSETS	14,874	13,643
INTANGIBLE ASSETS, net	409	521
ASSETS FROM DISCONTINUED OPERATIONS	11	32,680
PREMISES AND EQUIPMENT HELD FOR SALE, net	3,572	3,656
	$699,591	$692,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Non-interest-bearing	$72,234	$84,184
Interest-bearing –
Savings, interest checking and money market	245,722	253,408
Time deposits $100,000 and over	44,038	44,955
Other time deposits	179,880	146,705
Total deposits	541,874	529,252
SHORT-TERM BORROWINGS	5,365	9,709
FEDERAL HOME LOAN BANK ADVANCES	61,400	62,200
LONG-TERM BORROWINGS	-	1,167
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES	23,075	22,711
ACCRUED EXPENSES	3,387	1,640
OTHER LIABILITIES	4,172	3,319
LIABILITIES FROM DISCONTINUED OPERATIONS	588	6,676
Total Liabilities	639,861	636,674
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 10,000,000 shares authorized; 3,491,337 and 3,600,467 shares issued and outstanding	35	36
Capital surplus – common stock	26,355	25,950
Retained earnings	34,105	32,125
Treasury stock (150,116 and 49,186 shares)	(2,424)	(598)
Accumulated other comprehensive income (loss), net	1,659	(1,911)
Total stockholders’ equity	59,730	55,602
	$699,591	$692,276
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31
(In thousands, except per share data)

	2007	2006
INTEREST INCOME:
Interest and fees on loans	$36,560	$30,651
Interest and dividends on investments -
Taxable	6,541	9,869
Tax-exempt	926	1,644
Dividends	214	244
Total interest income	44,241	42,408
INTEREST EXPENSE:
Deposits	17,533	16,445
Short-term borrowings	398	685
Federal Home Loan Bank advances	1,915	4,020
Long-term borrowings	11	201
Subordinated debentures	2,137	2,255
Total interest expense	21,994	23,606
Net interest income	22,247	18,802
PROVISION FOR CREDIT LOSSES	3,750	210
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,497	18,592
NON-INTEREST INCOME:
Bank charges and service fees	2,010	1,818
Wealth management revenues	2,041	1,091
Gains on sales of loans	1,889	1,745
Net losses on sales of securities	(3,277)	(84)
Other	1,190	568
Total non-interest income	3,853	5,138
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,868	12,677
Debt extinguishment costs	2,724	-
Occupancy	2,146	2,349
Depreciation and amortization	1,585	1,467
Professional services	1,198	1,014
Data processing	1,141	1,242
Office supplies, telephone and postage	1,048	1,040
Marketing and promotion	703	865
Correspondent charges	531	535
FDIC and other assessments	228	198
Amortization of intangible assets	112	112
Other	1,863	1,576
Total non-interest expense	28,147	23,075
Income (loss) from continuing operations before income taxes	(5,797)	655
Income tax benefit	(2,728)	(363)
Income (loss) from continuing operations	$(3,069)	$1,018
See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income, continued
For the Years Ended December 31
 (In thousands, except per share data)

	2007	2006
Discontinued Operations:
Income from discontinued insurance segment, (including a gain on sale of $6,083 in 2007) before income taxes	$8,116	$4,133
Income tax provision	3,067	1,530
Income from discontinued operations	5,049	2,603
NET INCOME	$1,980	$3,621

BASIC EARNINGS PER COMMON SHARE:
Income (loss) from continuing operations	$(0.89)	$0.29
Income from discontinued insurance segment, net of income taxes	1.46	0.75
Basic earnings per common share	$0.57	$1.04

DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$(0.89)	$0.29
Income from discontinued insurance segment, net of income taxes	1.46	0.74
Diluted earnings per common share	$0.57	$1.03

See accompanying notes to consolidated financial statements.

 BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31
(In thousands)

	2007		2006
NET INCOME		$1,980		$3,621
Unrealized gain (loss) on cash flow hedge, net	$690		$(363)
Unrealized gain (loss) on securities available for sale	1,720		(422)
Reclassification adjustment for losses included in net income	3,277		84
Other comprehensive income (loss), before tax	5,687		(701)
Income tax (expense) benefit related to items of other comprehensive income	(2,117)		266
Other comprehensive income (loss)	3,570	3,570	(435)	(435)
TOTAL COMPREHENSIVE INCOME		$5,550		$3,186

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31 (In thousands)
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,980	$3,621
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for credit losses	3,750	210
Depreciation and amortization	1,752	1,640
Net amortization of premiums and discounts on investment securities and subordinated debentures	452	1,098
Share-based compensation	298	321
Charge-off of loans net of recoveries	(521)	(28)
Change in interest receivable and other assets, net	(419)	(2,337)
Losses on disposals of premises and equipment, net	11	32
Net realized losses on sales of investment securities	3,277	84
Provision for deferred income taxes	(1,325)	(152)
Change in dividend distribution payable	-	30
Change in other liabilities, net	1,733	1,539
Originations of loans to be participated	(205,929)	(141,603)
Proceeds from participations of loans	205,929	141,603
Funding of originations of loans held for sale	(11,364)	(25,923)
Proceeds from sale of loans held for sale	13,033	24,520
Change in operating accounts of discontinued operations	(2,540)	(399)
Gain on sale of discontinued operations	(6,083)	-
Net cash provided by operating activities	4,034	4,256
INVESTING ACTIVITIES:
Changes in Federal Funds sold, net	24,000	(24,000)
Purchases of investment securities	(71,196)	(26,053)
Proceeds from sales of investment securities	106,450	43,691
Proceeds from maturities of investment securities	26,379	25,053
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(2,817)	(102)
Redemptions of Federal Reserve and Federal Home Loan Bank Stock	2,902	890
Net decrease in participating interests in mortgage loans	31,768	45,211
Net increase in loans held for investment	(163,622)	(23,566)
Additions to premises and equipment, net	(1,889)	(2,604)
Sales of premises and equipment, net	836	60
Investing activities of discontinued operations	-	483
Proceeds from sale of insurance operations, net	35,204	-
Net cash (used) provided by investing activities	(11,985)	39,063
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	12,622	(19,538)
Net decrease in short-term borrowings	(4,344)	(11,707)
Repayments of Federal Home Loan Bank advances	(320,200)	(20,000)
Proceeds from Federal Home Loan Bank advances	319,400	-
Repayments of long-term borrowings and subordinated debentures	(16,167)	(2,682)
Proceeds from long-term borrowings and subordinated debentures	15,000	-
Purchase of treasury stock	(1,720)	-
Net cash provided (used) by financing activities	4,591	(53,927)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,360)	(10,608)
CASH AND CASH EQUIVALENTS, beginning of period	18,216	28,824
CASH AND CASH EQUIVALENTS, end of period	$14,856	$18,216
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21,981	$23,050
Income taxes paid	$3,367	$762

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006
(In thousands, except share data)

	Common Stock		Capital Surplus Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2005	3,497,445	$35	$25,108	$28,504	$(559)	$(1,476)	$51,612
Net income	-	-	-	3,621	-	-	3,621
Other comprehensive loss	-	-	-	-	-	(435)	(435)
Impact of share-based compensation	64,537	1	359	-	(39)	-	321
Issuance of common shares	38,485	-	483	-	-	-	483
BALANCE, December 31, 2006	3,600,467	$36	$25,950	$32,125	$(598)	$(1,911)	$55,602
Net income	-	-	-	1,980	-	-	1,980
Other comprehensive income	-	-	-	-	-	3,570	3,570
Impact of share-based compensation	(14,348)	-	405	-	(107)	-	298
Purchase of treasury shares	(94,782)	(1)	-	-	(1,719)	-	(1,720)
BALANCE, December 31, 2007	3,491,337	$35	$26,355	$34,105	$(2,424)	$1,659	$59,730

See accompanying notes to consolidated financial statements.

BNCCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.  Description of Business and Significant Accounting Policies

Description of Business
BNCCORP, Inc. (“BNCCORP”) is a registered bank holding company incorporated under the laws of Delaware. It is the parent company of BNC National Bank (together with its wholly owned subsidiaries and BNC Asset Management, Inc., collectively the “Bank”). BNCCORP operates from 20 locations in Arizona, Minnesota, and North Dakota, providing banking and wealth management services to individuals and small and mid-sized businesses.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are dependent on estimates that are particularly susceptible to significant change and include the determination of the allowance for credit losses, income taxes and impairment testing related to goodwill and other intangible assets. The following have been identified as “critical accounting policies”.

Allowance for Credit Losses
The Bank maintains an estimate of its allowance for credit losses at a level considered adequate to provide for probable losses related to specifically identified loans as well as the remaining loan and lease portfolio that have been incurred as of each balance sheet date. The loan and lease portfolio and other credit exposures are reviewed regularly to evaluate the adequacy of the allowance for credit losses. The Bank evaluates the allowance necessary for specific nonperforming loans and also estimates losses in other credit exposures. The resultant three allowance components are as follows:

Specific Reserves. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size. Included in problem loans are those non-accrual or renegotiated loans that meet the criteria as being “impaired” under the definition in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any allowance on impaired loans is generally based on one of three methods, as SFAS No. 114 requires that impaired loans be measured at either the present value of expected cash flows at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral of the loan. Problem loans also include those credits that have been internally classified as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.

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

The Company adopted Financial Accounting Standards Board (FASB) Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position. See Footnote 24, “Income Taxes”, for additional information.

Impairment Testing Related to Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill and other intangible assets for impairment annually or when impairment indicators are present. These tests are required to be conducted at the reporting unit level.

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

OTHER SIGNIFICANT ACCOUNTING POLICIES

Investment Securities
Investment securities that the Bank intends to hold for indefinite periods of time as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or similar factors are classified as available for sale. Available-for-sale securities are carried at market value. Net unrealized gains and losses, net of deferred income taxes, on investment and mortgage-backed securities available for sale are reported as a separate component of stockholders’ equity until realized (see “Comprehensive Income”). All securities, other than the securities of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”), were classified as available for sale as of December 31, 2007 or 2006.

Investment securities that the Bank intends to hold until maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using a level yield method over the period to maturity. There were no such securities as of December 31, 2007 and 2006.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses on the sale of investment securities are determined using the specific-identification method and recognized in non-interest income on the trade date.

Declines in the fair value of individual available-for-sale or held-to-maturity securities below their cost, which are deemed other than temporary, could result in a charge to earnings and the corresponding establishment of a new cost basis for the security. Such write-downs would be included in non-interest income as realized losses. There were no such write-downs during 2007 or 2006. Note 4 to these consolidated financial statements includes a summary of investment securities in a loss position at December 31, 2007 and a discussion concerning such securities.

Federal Reserve Bank and Federal Home Loan Bank Stock
Investments in FRB and FHLB stock are carried at cost, which approximates fair value.

Participating Interests in Mortgage Loans
The Bank purchases participating interests in mortgage loans owned by mortgage banking counter-parties. The participating interests are generally outstanding for a short duration as funds are advanced to finance loans closed by the counterparties and are repaid when the counterparties sell the loans. The participating interests are stated at the aggregate amount of the loans financed by the counterparties. An allowance for losses is estimated on the participating interests and is included in the allowance for credit losses.

Loans and Leases
Loans and leases held for investment are stated at their outstanding principal amount net of unearned income, net unamortized deferred fees and costs and an allowance for credit losses. Interest income is recognized on an accrual basis using the interest method prescribed in the loan agreement except when collectibility is in doubt.

Loans and leases, including loans that are considered to be impaired, are reviewed regularly by management and are placed on non-accrual status when the collection of interest or principal is 90 days or more past due, unless the loan or lease is adequately secured and in the process of collection. When a loan or lease is placed on non-accrual status, unless collection of all principal and interest is considered to be assured, uncollected interest accrued in prior years is charged off against the allowance for credit losses. Interest accrued in the current year is reversed against interest income of the current period. Interest payments received on non-accrual loans and leases are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Accrual of interest is resumed when it can be determined that all amounts due under the contract are expected to be collected and the loan has exhibited a sustained level of performance, generally at least six months.

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

Cash receipts on impaired loans, excluding impaired loans that are on non-accrual status, are applied to principal except when the loan is well collateralized or there are other circumstances that support recognition of interest. Cash receipts on impaired loans that are on non-accrual status are applied to principal.

Loan Origination Fees and Costs; Other Lending Fees
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

Mortgage Servicing and Transfers of Financial Assets
The Bank sells loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. The Bank generally retains the right to service the loans as well as the right to receive a portion of the interest income on the loans. At December 31, 2007 and 2006, the Bank was servicing loans for the benefit of others with aggregate unpaid principal balances of $201.8 and $189.0 million, respectively. Many of the loans sold by the Bank are commercial lines of credit, or construction loans, for which balances and related payment streams cannot be reasonably estimated in order to determine the fair value of the servicing assets or liabilities and/or future interest income retained by the Bank. Upon sale, unearned net loan fees and/or costs are recognized in non-interest income and included in gains on sale of loans.

The sales of loans are accounted for pursuant to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

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

Other Real Estate Owned and Repossessed Property
Real estate properties and other assets acquired through loan foreclosure are included in other assets in the balance sheets, and are stated at the lower of carrying amount or fair value less estimated costs to sell. When an asset is acquired, the excess of the recorded investment in the asset over fair value less estimated costs to sell, if any, is charged to the allowance for credit losses. Management performs valuations periodically. Fair value is generally determined based upon appraisals of the assets involved. Subsequent declines in the estimated fair value, net operating results and gains and losses on disposition of the asset are included in other non-interest expense. The Bank had no outstanding other real estate owned or repossessed property at either December 31, 2007 or 2006.

Goodwill
Goodwill represents the aggregate excess of the cost of businesses acquired over the fair value of their net assets at dates of acquisition and is included in Intangible Assets, net. Goodwill is not amortized, but instead is tested for impairment annually or when impairment indicators are present. Note 10 to these consolidated financial statements includes other disclosures related to goodwill.

Other Intangible Assets
Other intangible assets include premiums paid for deposits assumed and other miscellaneous intangibles.

Core deposit intangibles are amortized over their estimated lives of 10 years. Such accounting treatment is consistent with SFAS No. 147, “Acquisition of Certain Financial Institutions”, an Amendment to SFAS No. 72 and 144 and FASB Interpretation No. 10.

Under SFAS No. 142, the Company’s other intangible assets with identifiable lives are monitored to assess recoverability and determine whether events and circumstances require adjustment to the recorded amounts or amortization periods.  Intangible assets with indefinite lives are not amortized but are tested for impairment annually or when impairment indicators are present. Note 10 to these consolidated financial statements includes additional information related to the Company’s other intangible assets.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, certain identifiable intangibles and goodwill for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If impairment is identified, the assets are written down to their fair value through a charge to non-interest expense. No such impairment losses were recorded during 2007 or 2006.

Long-Lived Assets Held for Sale
Long-lived assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell. Assets classified as long-lived assets held for sale are available for immediate sale in their present condition and are actively marketed for sale. The Company does not record depreciation expense on long-lived assets held for sale.

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

Derivative Financial Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Earnings Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Such potential dilutive instruments include stock options and contingently issuable stock. Note 25 to these consolidated financial statements includes disclosure of the Company’s EPS calculations.

Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income, which for the Company, is generally comprised of unrealized gains and losses on securities available for sale and unrealized gains and losses on hedging instruments qualifying for cash flow hedge accounting treatment pursuant to SFAS No. 133, as amended. The Company presents consolidated statements of comprehensive income.

Segment Disclosures
BNCCORP segments its operations into separate business activities: banking operations and wealth management operations. Segment disclosures are provided in Note 17 to these consolidated financial statements.

Share-Based Compensation
As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.

At December 31, 2007, the Company had three stock-based employee compensation plans, which are described more fully in Note 28 to these consolidated financial statements.

RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS FIN 48, on January 1, 2007.  FIN 48 is an interpretation of No. 109, “Accounting for Income Taxes”, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position. See Footnote 24, “Income Taxes”, for additional information.

SFAS No. 156, “Accounting for Servicing of Financial Assets” – an amendment of SFAS No. 140, requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset. SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits, but does not require the subsequent measurement of servicing assets and liabilities at fair value. The provisions of SFAS No. 156 were adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s results of operations or financial position. The Company elected to measure the subsequent measurements of the servicing assets and liabilities using the amortization method.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about the use of fair value to measure assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not currently believe the impact of adopting SFAS No. 157 on January 1, 2008 will have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This Statement permits entities to measure many financial instruments and other items at fair value and most of the provisions of the Statement apply only to entities that elect the fair value option.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not currently believe the impact of adopting SFAS No. 159 on January 1, 2008 will have a material impact on the Company’s financial statements.

Emerging Issues Task Force (“EITF”) 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” requires recognition of a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Post Retirement Benefits Other Than Pension” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  The Company will adopt EITF 06-04 on January 1, 2008 and will recognize a cumulative-effect adjustment to decrease retained earnings for $219,000.

REGULATORY ENVIRONMENT

BNCCORP and its subsidiaries are subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. BNCCORP and the Bank are also subject to minimum regulatory capital requirements. At December 31, 2007, capital levels exceeded minimum capital requirements (see Note 19 to these consolidated financial statements).

RECLASSIFICATIONS

Certain amounts in the financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or stockholders’ equity.

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

The Company initiated actions related to the sale late in 2006 and reached an agreement to sell substantially all of the assets of the insurance segment in March 2007. Stockholders approved the transaction in May 2007. The gross proceeds from sale were $37.25 million and a pre-tax gain on sale of $6.083 million was recognized in the second quarter of 2007.

The financial statements of the Company report BNC Insurance in discontinued operations for all periods presented. The gain on sale is also reported in discontinued operations of the Company in 2007. Pre-tax revenues of BNC Insurance were $9.111 million and $18.878 million in 2007 and 2006, respectively.

BNC Insurance was previously reported as the insurance segment of the Company.

On March 12, 2007, BNC Insurance acquired substantially all of the assets of an insurance agency located in Phoenix, Arizona. The total purchase price paid for the assets was $600,000, which was paid in cash. The results of operations of the acquired assets are included in the Company’s consolidated financial statements effective as of the date of acquisition. Subsequent to the sale of BNC Insurance, the assets and revenue streams of the entity were reclassified to discontinued operations.

On May 31, 2006, BNC Insurance acquired substantially all of the assets of an insurance agency located in Phoenix, Arizona. BNCCORP issued 38,485 shares of its common stock in this transaction. The shares were issued as partial consideration for the acquisition. The total purchase price paid for the assets was $2,000,000, of which approximately $1,500,000 was paid in cash and the remainder of which was paid in the shares of BNCCORP common stock.  Of the approximately $2.0 million purchase price, approximately $1.1 million was allocated to an identifiable intangible asset and approximately $900,000 was recorded as goodwill. The results of operations of the acquired assets are included in the Company’s consolidated financial statements effective June 1, 2006. Subsequent to the sale of BNC Insurance, the assets and revenue streams of the entity were reclassified to discontinued operations.

NOTE 3. Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserve balances in cash on hand or with the FRB under the Federal Reserve Act and FRB’s Regulation D required reserve balances were $25,000 as of December 31, 2007 and 2006.

NOTE 4. Investment Securities Available For Sale

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The Company had no securities designated as trading or held-to-maturity in its portfolio at December 31, 2007 or 2006. The carrying amount of available-for-sale securities and their approximate fair values were as follows as of December 31 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$1,799	$1	$(16)	$1,784
U.S. government agency mortgage-backed securities issued by FNMA	3,329	33	(29)	3,333
Collateralized mortgage obligations guaranteed by GNMA	2,394	19	-	2,413
Collateralized mortgage obligations issued by FNMA or FHLMC	62,384	933	(11)	63,306
Other collateralized mortgage obligations	32,830	312	(63)	33,079
State and municipal bonds	17,885	1,099	-	18,984
	$120,621	$2,397	$(119)	$122,899

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value
U.S. government agency mortgage-backed securities guaranteed by GNMA	$2,165	$-	$(43)	$2,122
U.S. government agency mortgage-backed securities issued by FNMA	8,149	56	(66)	8,139
Collateralized mortgage obligations guaranteed by GNMA	9,533	-	(163)	9,370
Collateralized mortgage obligations issued by FNMA or FHLMC	148,119	16	(3,658)	144,477
Other collateralized mortgage obligations	-	-	-	-
State and municipal bonds	17,727	1,139	-	18,866
	$185,693	$1,211	$(3,930)	$182,974

The amortized cost and estimated fair market value of available-for-sale securities classified according to their contractual maturities at December 31, 2007, were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$370	$375
Due after one year through five years	3,880	4,025
Due after five years through ten years	23,843	24,357
Due after ten years	92,528	94,142
Total	$120,621	$122,899

Securities carried at approximately $118.3 million and $169.8 million at December 31, 2007 and 2006, respectively, were pledged as collateral for public and trust deposits and borrowings, including borrowings from the FHLB and repurchase agreements with customers. Sales proceeds and gross realized gains and losses on available-for-sale securities were as follows for the years ended December 31 (in thousands):

	2007	2006
Sales proceeds	$106,450	$43,691
Gross realized gains	-	644
Gross realized losses	(3,277)	(728)

The following table shows the Company’s investments’ gross unrealized losses and fair value; aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 (in thousands):

As of December 31, 2007	Less than 12 months			12 months or more			Total
Description of		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
Securities	#	Value	Loss	#	Value	Loss	#	Value	Loss
U.S. government agency mortgage-backed securities guaranteed by GNMA	-	$-	$-	3	$1,399	$(16)	3	$1,399	$(16)
U.S. government agency mortgage-backed securities issued by FNMA	-	-	-	5	2,194	(29)	5	2,194	(29)
Collateralized mortgage obligations guaranteed by GNMA	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations issued by FNMA or FHLMC	2	514	(2)	2	2,499	(9)	4	3,013	(11)
Other collateralized mortgage obligations	3	11,704	(63)	-	-	-	3	11,704	(63)
Total temporarily impaired securities	5	$12,218	$(65)	10	$6,092	$(54)	15	$18,310	$(119)

As of December 31, 2006	Less than 12 months			12 months or more			Total
Description of		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
Securities	#	Value	Loss	#	Value	Loss	#	Value	Loss
U.S. government agency mortgage-backed securities guaranteed by GNMA	-	$-	$-	4	$1,779	$(43)	4	$1,779	$(43)
U.S. government agency mortgage-backed securities issued by FNMA	3	489	(12)	1	2,044	(54)	4	2,533	(66)
Collateralized mortgage obligations guaranteed by GNMA	1	3,273	(28)	1	6,097	(135)	2	9,370	(163)
Collateralized mortgage obligations issued by FNMA or FHLMC	8	20,250	(120)	22	123,348	(3,538)	30	143,598	(3,658)
Other collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Total temporarily impaired securities	12	$24,012	$(160)	28	$133,268	$(3,770)	40	$157,280	$(3,930)

In reaching the conclusion that the impairments disclosed in the tables above are temporary and not other-than-temporary in nature, the Company considered the nature of the securities, the associated guarantees and collateralization, the securities ratings and the level of impairment of the securities. As of December 31, 2007, there were eight U.S. government agency mortgage-backed securities with unrealized losses, three issued and guaranteed by GNMA, the other five by FNMA. The three other collateralized mortgage obligations that were in an unrealized loss position are senior tranches, rated AAA by Moody’s, Standard & Poor’s, and/or Fitch, backed by fixed-rate collateral generated in 2003 and purchased by the Company during the third and fourth quarters of 2007. These three securities have been in an unrealized loss position for less than twelve months aggregating to just 0.54% below the sum of their amortized cost. The sum of the fair value of the two collateralized mortgage obligation positions that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2007 was only 0.36% below the sum of their amortized cost. None of the impairments were due to deterioration in credit quality that might result in the non-collection of contractual principal and interest. The cause of the impairments is, in general, attributable to changes in interest rates.

NOTE 5. Federal Reserve Bank and Federal Home Loan Bank Stock

The carrying amounts of FRB and FHLB stock, which approximate their fair values, consisted of the following as of December 31 (in thousands):

	2007	2006
Federal Reserve Bank Stock, at cost	$1,297	$1,297
Federal Home Loan Bank Stock, at cost	3,621	3,706
Total	$4,918	$5,003

There is no contractual maturity on these investments; they represent required regulatory investments.

NOTE 6. Loans and Leases

Loan Portfolio Composition
The composition of loan and leases, including participating interests in mortgage loans, classified as we present on our regulatory reports was as follows at December 31 (in thousands):

	2007	2006
Commercial and industrial	$125,555	$100,127
Real estate:
Mortgage	181,000	124,551
Construction	167,345	89,619
Agricultural	17,074	14,286
Consumer	5,445	3,939
Lease financing	1,815	1,800
Other	433	298
Subtotal	498,667	334,620
Participating interests in mortgage loans	24,357	56,125
Total gross loans held for investment	523,024	390,745
Unearned income and net unamortized deferred fees and costs	(1,111)	(686)
Loans, net of unearned income and unamortized fees and costs	521,913	390,059
Allowance for credit losses	(6,599)	(3,370)
Net loans and leases	$515,314	$386,689

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

Concentrations of Credit
The following tables summarize the location of our borrowers as of December 31 (in thousands):

	2007		2006
Minnesota	$193,149	37%	$110,685	28%
North Dakota	154,972	30	126,425	32
Arizona	136,371	26	123,845	32
Other	38,532	7	29,790	8
Totals	$523,024	100%	$390,745	100%

Our borrowers use loan proceeds for projects in various geographic areas. The following table summarizes the locations where our borrowers are using loan proceeds as of December 31 (in thousands):

	2007		2006
North Dakota	$160,506	31%	$127,472	33%
Minnesota	130,085	25	93,969	24
Arizona	120,931	23	111,379	29
Texas	26,966	5	3,026	1
California	20,715	4	6,331	2
Kentucky	9,916	2	3	-
Georgia	6,566	1	3,466	1
Idaho	5,621	1	2,177	1
Wisconsin	5,573	1	4,909	1
Arkansas	5,171	1	1,000	1
Other	30,974	6	37,013	7
Totals	$523,024	100%	$390,745	100%

The bank has a concentration of loans exceeding 10% of the total loan portfolio in real estate loans. Significant concentrations within the real estate portfolio as defined by the loan’s purpose code as of December 31 are as follows (in thousands):

	2007		2006
Land and land development loans	$78,992	15%	$56,131	14%
Construction loans	68,849	13	41,517	11
Totals	$147,841	28%	$97,648	25%

Construction loans include loans for which construction is complete and the loans will be either sold or refinanced to permanent loans within the following year.

Impaired Loans
As of December 31, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows (in thousands):

	2007		2006
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans -
Valuation allowance required	$16,397	$1,572	$1,259	$274
No valuation allowance required	-	-	-	-
Total impaired loans	$16,397	$1,572	$1,259	$274

Impaired loans generally include loans on which management believes it is probable that the Bank will not be able to collect all amounts due in accordance with the terms of the loan agreement and which are analyzed for a specific reserve allowance. The Bank generally considers all loans risk-graded substandard and doubtful, as well as non-accrual and restructured loans, as impaired loans.

The valuation allowance on impaired loans is included in the Bank’s allowance for credit losses. The average recorded investment in impaired loans, and approximate interest income recognized for such loans, were as follows for the years ended December 31 (in thousands):

	2007	2006
Average recorded investment in impaired loans	$16,228	$1,357
Average recorded investment in impaired loans as a percentage of average total loans	3.26%	0.41%

	Twelve Months Ended	Twelve Months Ended
	December 31, 2007	December 31, 2006
Interest income recognized on impaired loans	$159	$90
Interest income recognized on a cash basis during the time of impairment	$18	$-

Loans to Related Parties
Note 23 to these consolidated financial statements includes information relating to loans to executive officers, directors, principal shareholders and associates of such persons.

Leases
The Bank extends credit to borrowers under direct finance lease obligations. The direct finance lease obligations are stated at their outstanding principal amount net of unearned income and net unamortized deferred fees and costs. At December 31, 2007, the total minimum annual lease payments for direct finance lease obligations with remaining terms of greater than one year were as follows (in thousands):

2008	$580
2009	503
2010	258
2011	225
2012	24
Thereafter	-
Total future minimum lease payments	1,590
Unguaranteed residual values	430
Total all payments	2,020
Unearned income	(205)
Net outstanding principal amount	$1,815

Loans Pledged as collateral
Single- and multi-family residential mortgage loans totaling $11.7 and $11.8 million at December 31, 2007 and 2006, respectively, were pledged as collateral for borrowings. Commercial real estate first mortgage loans totaling $68.5 and $26.9 million at December 31, 2007 and 2006, respectively, were pledged as collateral for borrowings.

NOTE 7. Allowance for Credit Losses

Transactions in the allowance for credit losses were as follows for the years ended December 31 (in thousands):

	2007	2006
Balance, beginning of year	$3,370	$3,188
Provision for credit losses	3,750	210
Loans charged off	(2,127)	(51)
Loans recovered	1,606	23
Balance, end of year	$6,599	$3,370

NOTE 8. Premises and Equipment, net

Premises and equipment, net consisted of the following at December 31 (in thousands):

	2007	2006
Land and improvements	$6,692	$6,717
Buildings and improvements	11,108	10,933
Leasehold improvements	1,686	1,730
Furniture, fixtures and equipment	8,085	9,796
Total cost	27,571	29,176
Less accumulated depreciation and amortization	(8,123)	(9,260)
Premises and equipment, net	$19,448	$19,916

Depreciation and amortization expense on premises and equipment charged to continuing operations totaled approximately $1.6 and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

NOTE 9. Premises and Equipment Held for Sale

In October 2007 the Company entered into an exclusive listing agreement with a commercial real estate broker to sell a commercial building which is no longer needed for operating purposes. The Company expects to sell the building in 2008. The building is included in the Banking segment of our operations and at December 31, 2007 the fair value exceeded the net book value of $3.6 million.

NOTE 10. Intangible Assets, net

The Company completed its annual goodwill impairment assessment as of December 31, 2007 and concluded that goodwill and other intangibles were not impaired as of December 31, 2007. No subsequent events have occurred that would change the conclusion reached.

	Balance			Balance
	December 31,	Impairment	Accumulated	December 31,
(in thousands)	2006	Amount	Amortization	2007

Goodwill	$409	$-	$-	$409
Other Intangible Assets	112	-	112	-
Total	$521	$-	$112	$409

NOTE 11. Deposits

The scheduled maturities of time deposits as of December 31, 2007 are as follows (in thousands):

2008	$215,501
2009	5,811
2010	1,224
2011	507
2012	401
Thereafter	474
$223,918

At December 31, 2007 and 2006, the Bank had $0 and $200,000, respectively, of time deposits that had been acquired in a national market and $30.0 million and $0, respectively, of time deposits that had been acquired through a broker.

Deposits Received from Related Parties
Note 23 to these consolidated financial statements includes information relating to deposits received from executive officers, directors, principal shareholders and associates of such persons.

NOTE 12. Short-Term Borrowings

The following table sets forth selected information for short-term borrowings (borrowings with an original maturity of less than one year) as of December 31 (in thousands):

	2007	2006
Federal funds purchased and U. S. Treasury tax and loan retainer	$1,876	$2,269
Repurchase agreements with customers, renewable daily, interest payable monthly, rates ranging from 3.15% to 4.00%, and 2.45% to 5.00%, respectively, secured by government agency collateralized mortgage obligations	3,489	7,440
	$5,365	$9,709

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2007 and 2006 was 3.59% and 4.81% respectively.

Customer repurchase agreements are used by the Bank to acquire funds from customers where the customers are required, or desire, to have their funds supported by collateral consisting of government, government agency or other types of securities. The repurchase agreement is a promise to sell these securities to a customer at a certain price and repurchase them at a future date at that same price plus interest accrued at an agreed upon rate. The Bank uses customer repurchase agreements in its liquidity plan as well as an accommodation to customers. At December 31, 2007, $3.5 million of securities sold under repurchase agreements, with a weighted average interest rate of 3.59%, maturing in 2008, were collateralized by government agency collateralized mortgage obligations having a carrying value of $9.1 million, a market value of $9.1 million and unamortized principal balances of $9.0 million.

As of December 31, 2007, the Bank had established three additional federal funds purchased lines with correspondent banks, totaling $17.5 million. At December 31, 2007, the Bank had not drawn on these lines. The lines, if drawn upon, mature daily with interest rates that float at the Federal funds rate. The Bank has also been approved for repurchase agreement lines of up to $100.0 million with a major financial institution. The lines, if utilized, would be collateralized by investment securities.

NOTE 13. Federal Home Loan Bank Advances

FHLB advances consisted of the following at December 31 (in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate
2008	$61,400	4.26%	$-	-%
2009	-	-	10,000	5.64
2010	-	-	52,200	6.09
	$61,400	4.26%	$62,200	6.02%

As of December 31, 2007 the Bank had $61.4 million of FHLB advances all maturing in January 2008.

At December 31, 2007 the advances from the FHLB were collateralized by the Bank’s mortgage loans with unamortized principal balances of approximately $80.3 million resulting in a FHLB collateral equivalent of $48.5 million. In addition, the advances from the FHLB were collateralized by securities with unamortized principal balances of approximately $67.8 million. The Bank has the ability to draw additional advances of $49.4 million based upon the mortgage loans and securities that are currently pledged, subject to a requirement to purchase additional FHLB stock.

A prepayment penalty of $1.535 million was incurred on the extinguishment of FHLB advances in 2007.

NOTE 14. Long-Term Borrowings

The following table sets forth selected information for long-term borrowings (borrowings with an original maturity of greater than one year) as of December 31 (in thousands):

	2007	2006
Note payable to the Bank of North Dakota, principal and interest due each March 31, beginning on March 31, 2005 and ending March 31, 2019, interest payable at 30-day LIBOR plus 2.45%, secured by the stock of BNC National Bank	$-	$1,167

As of December 31, 2007, BNCCORP also had a $10.0 million established line of credit with the Bank of North Dakota. Interest is payable quarterly at 30-day LIBOR plus 2.20%; maturity is February 15, 2009. No funds were drawn on the line as of December 31, 2007 or 2006.

NOTE 15.  Guaranteed Preferred Beneficial Interest’s in Company’s Subordinated Debentures

In July 2007, BNCCORP established a special purpose trust, BNC Statutory Trust III, for the purpose of issuing $15.0 million of floating rate trust preferred securities. The floating rate trust preferred securities were issued at an initial rate of 6.76% and adjust quarterly to a rate equal to three-month LIBOR plus 1.40%. The interest rate at December 31, 2007 was 6.63%. The proceeds from the issuance, together with the proceeds of the related issuance of $464,000 of common securities of the trust, were invested in $15.5 million of junior subordinated deferrable interest debentures of BNCCORP. The trust preferred securities mature on October 1, 2037.  On or after October 1, 2012, the trust preferred securities may be redeemed at par and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval.

BNC Statutory Trust III was used to refinance BNC Statutory Trust II.  BNC Statutory Trust II had an outstanding balance of $15.0 million and we incurred a prepayment penalty of $1.189 million when our obligation to BNC Statutory Trust II was settled.

In July 2000, BNCCORP established a special purpose trust, BNC Capital Trust I, for the purpose of issuing $7.5 million of 12.045% trust preferred securities. The proceeds from the issuance, together with the proceeds of the related issuance of $232,000 of common securities of the trust, were invested in $7.7 million of 12.045% junior subordinated deferrable interest debentures of BNCCORP. The trust preferred securities are subject to mandatory redemption on July 19, 2030. On or after July 19, 2010, the trust preferred securities may be redeemed and the corresponding debentures may be prepaid at the option of BNCCORP, subject to Federal Reserve Board approval, at declining redemption prices.

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

The subordinated debentures are presented as debt in the consolidated financial statements. The subordinated debentures qualify as Tier 1 capital for regulatory capital purposes, up to a certain allowed amount. Any excess over the amount allowed in Tier 1 capital can be included in Tier 2 capital, up to certain allowed amounts. (See Note 19 for further discussion of the impact of the subordinated debentures on the Company’s consolidated regulatory capital calculations).

NOTE 16. Stockholders’ Equity

BNCCORP and the Bank are subject to certain minimum capital requirements (see Note 19 to these consolidated financial statements). BNCCORP is also subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval in accordance with the Federal Reserve Act. In addition, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to BNCCORP in the form of cash dividends. Approval of the Office of the Comptroller of the Currency (“OCC”), the Bank’s principal regulator, is required for the Bank to pay dividends to BNCCORP in excess of the Bank’s net profits from the current year plus retained net profits for the preceding two years. At December 31, 2007, approximately $7.4 million of retained earnings were available for Bank dividend declaration without prior regulatory approval.

BNCCORP repurchased 94,782 shares of its common stock for $1.7 million or $18.15 per share during the third quarter of 2007.

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

The rights were issued to each common stockholder of record on May 30, 2001, and they will be exercisable only if a person acquires, or announces a tender offer that would result in ownership of, 15% or more of BNCCORP’s outstanding common stock. The rights will expire on May 30, 2011, unless redeemed or exchanged at an earlier date.

NOTE 17. Segment Disclosures

The Company segments its operations into two separate business activities, based on the nature of the products and services for each segment: banking operations and wealth management operations.

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

The following tables present segment profit or loss, assets and a reconciliation of segment information as of, and for the years ended December 31 (in thousands):

	2007				2007
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$24,189	$164	$(2,172)	$22,181	$66	$22,247
Other revenue-external customers	1,834	2,248	66	4,148	(295)	3,853
Net income (loss) from continuing operations	1,024	(641)	(3,507)	(3,124)	55	(3,069)
Segment assets from continuing operations	666,777	32,242	83,775	782,794	(83,214)	699,580

	2006				2006
		Wealth	Bank		Intersegment	Consolidated
	Banking	Mgmt	Holding Co.	Totals	Elimination	Total
Net interest income (loss)	$20,226	$999	$(2,492)	$18,733	$69	$18,802
Other revenue-external customers	4,050	1,263	85	5,398	(260)	5,138
Net income (loss) from continuing operations	3,338	(355)	(1,918)	1,065	(47)	1,018
Segment assets from continuing operations	630,795	28,660	82,792	742,247	(82,651)	659,596

NOTE 18. Derivatives

The Company entered into an interest rate floor agreement during the first quarter of 2006. The $50.0 million prime rate interest rate floor has an effective date of January 9, 2006 and a maturity date of January 9, 2010. The floor is designated as a cash flow hedge. The terms of the floor result in the Company receiving payments when the prime interest rate is below the strike rate of 7.0%. At December 31, 2007 the prime rate was 7.25% and the Company was not entitled to receive a payment under the terms of the agreement. The floor was used to hedge the variable cash flows associated with $50.0 million of the Company’s existing variable-rate loans.

At December 31, 2007, the fair value of the floor was $761,000, which was included in other assets.  The change in unrealized gains of $690,000, net, during the twelve months ended December 31, 2007, for the derivative designated as a cash flow hedge, is separately disclosed in the statement of changes in comprehensive income. No hedge ineffectiveness on the cash flow hedge was recognized during the year. The entire gain on the derivative was included in the assessment of the effectiveness.

NOTE 19. Regulatory Capital

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

Quantitative measures established by the regulations to ensure capital adequacy require BNCCORP and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Under current regulatory capital regulations, BNCCORP’s subordinated debentures qualify as Tier 1 capital for purposes of the consolidated capital calculations up to 25% of Tier 1 capital prior to the deduction of intangible assets. The remainder of the subordinated debentures qualify as Tier 2 capital provided that the total of Tier 2 capital does not exceed Tier 1 capital. As of December 31, 2007, $19.4 million of the subordinated debentures qualified as Tier 1 capital with the remaining $3.7 million qualifying as Tier 2 capital. As of December 31, 2006, $19.2 million of the subordinated debentures qualified as Tier 1 capital with the remaining $3.5 million qualifying as Tier 2 capital.

As of December 31, 2007, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table that follows. There are no conditions or events since that notification that management believes have changed the institution’s category. Actual capital amounts and ratios of BNCCORP and the Bank as of December 31 are also presented in the tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2007
Total Capital (to risk-weighted assets):
Consolidated	$87,338	14.26%	$48,991	>8.0%	$	N/A	N/A
BNC National Bank	87,240	14.26	48,959	>8.0		61,199	>10.0
Tier 1 Capital (to risk-weighted assets):
Consolidated	77,021	12.58	24,496	>4.0		N/A	N/A
BNC National Bank	80,641	13.18	24,479	>4.0		36,719	>6.0
Tier 1 Capital (to average assets):
Consolidated	77,021	12.01	25,648	>4.0		N/A	N/A
BNC National Bank	80,641	12.57	25,668	>4.0		32,085	>5.0

2006
Total Capital (to risk-weighted assets):
Consolidated	$53,744	10.89%	$39,488	>8.0%	$	N/A	N/A
BNC National Bank	54,008	10.94	39,489	>8.0		49,362	>10.0
Tier 1 Capital (to risk-weighted assets):
Consolidated	46,833	9.49	19,744	>4.0		N/A	N/A
BNC National Bank	50,638	10.26	19,745	>4.0		29,617	>6.0
Tier 1 Capital (to average assets):
Consolidated	46,833	7.12	26,306	>4.0		N/A	N/A
BNC National Bank	50,638	7.70	26,301	>4.0		32,877	>5.0

NOTE 20. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows as of December 31
(in thousands):
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$14,856	$14,856	$18,218	$18,218
Federal Funds Sold	-	-	24,000	24,000
Investment securities available for sale	122,899	122,899	182,974	182,974
Federal Reserve Bank and Federal Home Loan Bank stock	4,918	4,918	5,003	5,003
Loans held for sale	-	-	1,669	1,669
Participating interests in mortgage loans	24,357	24,357	56,125	56,125
Loans and leases held for investment, net	490,957	492,251	330,564	325,844
Accrued interest receivable	3,290	3,290	3,309	3,309
Derivative financial instruments	761	761	188	188
	662,038	$663,332	622,050	$617,330
Other assets	37,553		70,226
	$699,591		$692,276
Liabilities and Stockholders’ Equity:
Deposits, non-interest-bearing	$72,234	$72,234	$84,184	$84,184
Deposits, interest-bearing	469,640	470,297	445,068	445,376
Borrowings and advances	66,765	66,760	73,076	74,668
Accrued interest payable	2,843	2,843	2,830	2,830
Guaranteed preferred beneficial interests in subordinated debentures	23,075	20,906	22,711	23,300
	634,557	$633,040	627,869	$630,358
Other liabilities	5,304		8,805

Stockholders’ equity	59,730		55,602
	$699,591		$692,276

Financial instruments with off-balance-sheet risk:
Commitments to extend credit		$562		$416
Standby and commercial letters of credit		91		123
		$653		$539

NOTE 21. Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer, provided there is no violation of any condition in the contract, and are legally binding and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The contractual amount represents the Bank’s exposure to credit loss in the event of default by the borrower; however, at December 31, 2007 based on current information, no losses were anticipated as a result of these commitments. The Bank manages this credit risk by using the same credit policies it applies to loans. Collateral is obtained to secure commitments under contract based on management’s credit assessment of the borrower. The collateral may include marketable securities, receivables, inventory, equipment and real estate. Since the Bank expects many of the commitments to expire without being drawn, total commitment amounts do not necessarily represent the Bank’s future liquidity requirements related to such commitments.

The participating interests in mortgage loans is related to one counterparty relationship. As of December 31, 2007, there was a $25.0 million limit to our loan commitment with this relationship.

Standby and Commercial Letters of Credit
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commercial letters of credit are issued on behalf of customers to ensure payment or collection in connection with trade transactions. In the event of a customer’s nonperformance, the Bank’s credit loss exposure is the same as in any extension of credit, up to the letter’s contractual amount; however, at December 31, 2007, based on current information, no losses were anticipated as a result of these commitments. Management assesses the borrower’s credit to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring the Bank to fund letters of credit may not occur, the Bank expects its liquidity requirements related to such letters of credit to be less than the total outstanding commitments.

The contractual amounts of these financial instruments were as follows as of December 31 (in thousands):

	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to extend credit	$15,497	$187,653	$10,458	$124,297
Standby and commercial letters of credit	273	8,859	148	12,157

NOTE 22. Guarantees and Contingent Consideration

Guaranteed Preferred Beneficial Interests In Company’s Subordinated Debentures
BNCCORP, concurrent with the issuance of preferred securities by BNC Capital Trust I and by BNC Statutory Trust III, fully and unconditionally guaranteed all obligations of the special purpose trusts related to the trust preferred securities (See Note 15 for a description of the trusts). There are no recourse provisions associated with these guarantees that would enable BNCCORP to recover from third parties any of the amounts paid under the guarantees and there are no assets held either as collateral or by third parties that, upon the occurrence of any triggering event or condition under the guarantees, BNCCORP could obtain and liquidate to recover all or a portion of the amounts paid under the guarantees.

Performance Standby Letters of Credit
As of December 31, 2007 and 2006, the Bank had outstanding $4.8 million and $5.7 million of performance standby letters of credit. Performance standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to make payment on account of any default by the account party in the performance of a nonfinancial or commercial obligation. Under these arrangements, the Bank could, in the event of the account party’s nonperformance, be required to pay a maximum of the amount of issued letters of credit. The Bank has recourse against the account party up to and including the amount of the performance standby letter of credit. The Bank evaluates each account party’s creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management’s credit evaluation of the account party. These guarantees are recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

Financial Standby Letters of Credit
As of December 31, 2007 and 2006, the Bank had outstanding $38.2 million and $46.4 million of financial standby letters of credit. $34.2 million was participated to other financial institutions at December 31, 2007. Financial standby letters of credit are irrevocable obligations to the beneficiary on the part of the Bank to repay money for the account of the account party or to make payment on account of any indebtedness undertaken by the account party, in the event that the account party fails to fulfill its obligation to the beneficiary. Under these arrangements, the Bank could, in the event of the account party’s nonperformance, be required to pay a maximum of the amount of issued letters of credit. The Bank has recourse against the account party up to and including the amount of the financial standby letter of credit. The Bank evaluates each account party’s creditworthiness on a case-by-case basis and the amount of collateral obtained varies and is based on management’s credit evaluation of the account party. These guarantees are recognized as liabilities at their fair values as they are modified or entered into, in accordance with FIN 45.

NOTE 23. Related-Party/Affiliate Transactions

The Bank has entered into transactions with related parties, such as opening deposit accounts for and extending credit to, employees of the Company. In the opinion of management, such transactions have been fair and reasonable to the Bank and have been entered into under terms and conditions substantially the same as those offered by the Bank to unrelated parties.

In the normal course of business, loans are granted to, and deposits are received from, executive officers, directors, principal stockholders and associates of such persons. The aggregate dollar amount of these loans, which exceeded $60,000, was $1.9 million and $1.3 million at December 31, 2007 and 2006, respectively. During 2006, there was one loan, which was originated and subsequently sold for $1.0 million. The total amount of deposits received from these parties was $1.8 million and $1.4 million at December 31, 2007 and 2006, respectively. Loans to, and deposits received from, these parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection.  See Note 16 for an additional related party transaction that occurred.

The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by the Bank to BNCCORP, and with certain exceptions, its non-bank affiliates. There are also restrictions on the amounts of investment by the Bank in stocks and other subsidiaries of BNCCORP and such affiliates and restrictions on the acceptance of their securities as collateral for loans by the Bank. As of December 31, 2007, BNCCORP and its affiliates were in compliance with these requirements.

NOTE 24. Income Taxes

The benefit for income taxes consists of the following for the years ended December 31 (in thousands):

	2007	2006
Continuing operations -
Current:
Federal	$(1,133)	$(158)
State	(270)	(53)
	(1,403)	(211)
Deferred:
Federal	(1,057)	(135)
State	(268)	(17)
	(1,325)	(152)
Total from continuing operations	$(2,728)	$(363)

Income tax expense from discontinued operations was $3.067 million and $1.530 million for the years ended December 31, 2007 and 2006, respectively.

The provision for federal income taxes expected at the statutory rate differs from the actual provision for the years ended December 31 (in thousands):

	2007	2006
Tax (benefit) at 34% statutory rate	$(1,971)	$223
State taxes (net of Federal benefit)	(262)	21
Tax-exempt interest	(283)	(490)
Increase in cash surrender values of bank-owned life insurance	(172)	(158)
Tax benefit as a result of the change in uncertain tax positions	(62)	(88)
Other, net	22	129
	$(2,728)	$(363)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2007	2006
Deferred tax asset:
Loans, primarily due to differences in accounting for credit losses	$2,856	$1,208
Difference between book and tax amortization of branch premium acquisition costs	206	295
Unrealized loss on securities available for sale	-	1,171
Alternative minimum tax credits	-	288
Other	37	331
Deferred tax asset	3,099	3,293
Deferred tax liability:
Unrealized gain on securities available for sale	945	-
Leases, primarily due to differences in accounting for leases	334	430
Difference between book and tax amortization of acquired intangibles	(59)	1,880
Premises and equipment, primarily due to differences in original cost basis and depreciation	563	759
Deferred tax liability	1,783	3,069
Valuation allowance	(249)	(271)
Net deferred tax asset (liability)	$1,067	$(47)

The valuation allowance primarily represents the tax benefits of a certain state net operating loss carryforward which may expire without being utilized. During 2007, the valuation allowance decreased $22,000 due to the expiration of a portion of these benefits.

The Company adopted FIN 48 on January 1, 2007. Although the implementation of FIN 48 did not result in a cumulative affect to retained earnings at the date of adoption, the Company did have an unrecognized tax benefit of approximately $218,000 at January 1, 2007. At December 31, 2007, the Company had an unrecognized tax benefit of $156,000. If this benefit was recognized, it would affect the Company’s effective tax rate. The Company recognized interest as a component of tax expense. We had approximately $25,000 of interest accrued at December 31, 2007 and no penalties. Interest included in tax expense for 2007 is approximately $4,000.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$218

Increase in unrecognized tax benefits as a result
of tax positions taken in a prior year	13
Decrease in unrecognized tax benefits as a result
of tax positions taken in a prior year	(14)
Increase in unrecognized tax benefits as a result
of tax positions taken in the current year	28
Decrease in unrecognized tax benefits as a result
of tax positions taken in the current year	-
Decreases in unrecognized tax benefits relating to
settlements with taxing authorities	-
Reductions to unrecognized tax benefits as a result
of a lapse of the applicable statute of limitations	(89)

Balance at December 31, 2007	$156

The Company files consolidated federal and unitary state income tax returns where allowed. Tax years ending December 31, 2004 through 2006 remain open to federal examination, although there are no examinations in progress at this time. Tax years ending December 31, 2003 through 2006 remain open to state examinations.

It is reasonably possible the unrecognized tax benefit discussed above may be reduced by $55,000 within the next twelve months. This amount includes $12,000 of interest and no penalties. The nature of the uncertainty relates to tax filings for 2004.

NOTE 25. Earnings Per Share

The following table shows the amounts used in computing EPS and the effect of weighted average number of shares of potential dilutive common stock issuances:

Net income (loss) per share was calculated as follows:
	2007	2006
Denominator for basic earnings per share:
Average common shares outstanding	3,456,993	3,473,670
Dilutive common stock options	59,145	41,039
Denominator for diluted earnings per share	3,516,138	3,514,709

Numerator: Net income (loss) attributable to continuing operations	$(3,069)	$1,018
Numerator: Net income attributable to discontinued operations	5,049	2,603
Numerator: Net income attributable to common shareholders	$1,980	$3,621
Net income per share
Basic earnings (loss) per share from continuing operations	$(0.89)	$0.29
Basic earnings per share from discontinued operations	$1.46	$0.75
Basic earnings per common share	$0.57	$1.04

Diluted earnings (loss) per share from continuing operations	$(0.89)	$0.29
Diluted earnings per share from discontinued operations	$1.46	$0.74
Diluted earnings per common share	$0.57	$1.03

Pursuant to SFAS No. 128, no contingent shares are included in the computation of the diluted per share amounts because a loss exists in continuing operations in 2007.

The following options, with exercise prices ranging from $17.00 to $17.75, were outstanding during the periods indicated but were not included in the computation of diluted EPS because their exercise prices were higher than the average price of the Company’s common stock for the period:

	2007	2006
Quarter ended March 31	55,800	57,450
Quarter ended June 30	55,600	55,800
Quarter ended September 30	54,500	55,800
Quarter ended December 31	54,500	55,800

NOTE 26. Benefit Plans

BNCCORP has a qualified, tax-exempt 401(k) savings plan covering all employees of BNCCORP and its subsidiaries who meet specified age and service requirements. Under the plan, eligible employees may elect to defer up to 50% of compensation each year not to exceed the dollar limit set by law. At their discretion, BNCCORP and its subsidiaries may provide matching contributions to the plan.  In 2007 and 2006, BNCCORP and its subsidiaries made matching contributions of up to 50% of employee deferrals up to a maximum employer contribution of 5% of employee compensation. Generally, all participant contributions and earnings are fully and immediately vested. The Company makes its matching contribution during the first calendar quarter following the last day of each calendar year and an employee must be employed by the Company on the last day of the calendar year in order to receive the current year’s employer match. The anticipated matching contribution is expensed monthly over the course of the calendar year based on employee contributions made throughout the year. The Company made matching contributions of $378,000, and $551,000 for 2007, and 2006, respectively. Under the investment options available under the 401(k) savings plan, employees may elect to invest their salary deferrals in BNCCORP common stock. At December 31, 2007, the assets in the plan totaled $15.7 million and included $1.9 million (145,011 shares) invested in BNCCORP common stock. On January 28, 2008 the Company voluntarily delisted from the NASDAQ Global Market and deregistered its common stock under the Securities Exchange Act of 1934 (as amended).  As a result, the participants are prohibited from making new investments of the Company’s common stock in the plan.

NOTE 27. Commitments and Contingencies

Employment Agreements and Noncompete Covenants
The Company has entered into an employment agreement with its President and Chief Executive Officer (the “President”). The President will be paid minimum annual salaries throughout the terms of the agreement and annual incentive bonuses as may, from time to time, be determined by the Board. The President will also be provided with benefits under any employee benefit plan maintained by BNCCORP for its employees generally, or for its senior executive officers in particular, on the same terms as are applicable to other senior executives of BNCCORP. Under the agreement, if the President’s status as an employee with the Company is terminated for any reason other than death, disability, cause, as defined in the agreement, or if he terminates his employment for good reason, as defined in the agreement, or following a change in control of BNCCORP, as defined in the agreement, then the President will be paid a lump-sum amount equal to three times his current annual compensation.

In December 2007, the Chairman of the Board announced his retirement. The former Chairman received an award of $1.160 million upon retirement from the Company which was reflected in accrued expenses on the balance sheet as of December 31, 2007.

Leases
The Bank has entered into operating lease agreements for certain facilities and equipment used in its operations. Rent expense for the years ended December 31, 2007 and 2006 was $830,000 and $924,000, respectively, for facilities, and

$51,000 and $123,000, respectively, for equipment and other items. At December 31, 2007, the total minimum annual base lease payments for operating leases were as follows (in thousands):

2008	$577
2009	664
2010	672
2011	493
2012	412
Thereafter	1,680

NOTE 28. Share-Based Compensation

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

As of January 1, 2006, the Company adopted SFAS 123R, which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. The Company utilizes the Black-Scholes valuation model to determine the fair value of the stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company recognized share-based compensation expense of $312,000 and $321,000 for the twelve months ended December 31, 2007 and 2006, respectively. No stock options were granted during these periods.

At December 31, 2007, the Company had $552,000 of unamortized restricted stock compensation.  At December 31, 2006 the Company had $1.1 of unamortized restricted stock compensation. Restricted shares of stock granted generally have vesting and amortization periods of at least three years. At December 31, 2007 and 2006, the company had no unrecognized share-based compensation expense related to stock options.

Following is a summary of restricted stock transactions for the years ended December 31:

	2007		2006
	Number	Weighted	Number	Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of year	100,500	$13.07	49,500	$15.25
Granted	-	-	65,000	11.90
Vested	(34,734)	13.15	(14,000)	15.34
Forfeited	(14,000)	15.05	-	-
Nonvested, end of year	51,766	12.50	100,500	13.07

Following is a summary of stock option transactions for the years ended December 31:

2007	2006

	Options to	Weighted	Options to	Weighted
	Purchase	Average	Purchase	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	115,000	$11.49	118,250	$11.50
Granted	-	-	-	-
Exercised	(6,000)	6.15	(1,600)	5.96
Forfeited	(1,300)	17.00	(1,650)	17.30
Outstanding, end of year	107,700	11.76	115,000	11.49
Exercisable, end of year	107,700	11.76	115,000	11.49
Weighted average fair value of options:
Granted	$-		$-
Exercised	$2.99		$2.87
Forfeited	$7.60		$7.20

Following is a summary of the status of options outstanding at December 31, 2007:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Options with exercise prices ranging from:
$17.00 to $17.75	54,500	0 years	$17.04	54,500	$17.04
$5.94 to $10.00	53,200	3.3 years	6.27	53,200	6.27
	107,700			107,700

NOTE 29. Condensed Financial Information-Parent Company Only

Condensed financial information of BNCCORP on a parent company only basis is as follows:

Parent Company Only
Condensed Balance Sheets
As of December 31
(In thousands, except per share data)

	2007	2006
Assets:
Cash and cash equivalents	$954	$885
Investment in subsidiaries	83,254	79,127
Receivable from subsidiaries	545	575
Deferred charges and intangible assets, net	154	154
Other	525	140
	$85,432	$80,881
Liabilities and stockholders’ equity:
Subordinated debentures	$23,112	$22,777
Long term note	-	1,167
Accrued expenses and other liabilities	2,590	1,335
	25,702	25,279
Common stock, $.01 par value – 10,000,000 shares authorized; 3,491,337 and 3,600,467 shares issued and outstanding	35	36
Capital surplus – common stock	26,355	25,950
Retained earnings	34,105	32,125
Treasury stock (150,116 and 49,186 shares)	(2,424)	(598)
Accumulated other comprehensive income, net of income taxes	1,659	(1,911)
Total stockholders’ equity	59,730	55,602
	$85,432	$80,881

Parent Company Only
Condensed Statements of Income
For the Years Ended December 31
(In thousands)

	2007	2006
Income:
Management fee income	$1,730	$1,418
Interest	40	28
Other	65	83
Total income	1,835	1,529
Expenses:
Interest	2,212	2,520
Personnel expense	2,392	746
Legal and other professional	669	708
Depreciation and amortization	4	8
Other	1,890	445
Total expenses	7,167	4,427
Loss before income tax benefit and equity in undistributed income of subsidiaries	(5,332)	(2,898)
Income tax benefit	2,078	1,190
Loss before equity in undistributed income of subsidiaries	(3,254)	(1,708)
Equity in undistributed income of subsidiaries	5,234	5,329
Net income	$1,980	$3,621

Parent Company Only
Condensed Statements of Cash Flows
For the Years Ended December 31
(In thousands)
	2007	2006
Operating activities:
Net income	$1,980	$3,621
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	51	8
Equity in undistributed income of subsidiaries	(5,234)	(5,329)
Change in prepaid expenses and other receivables	(359)	(277)
Change in accrued expenses and other liabilities	1,255	238
Unamortized premium related to early extinguishment of debt	289	-
Other	1	44
Net cash used by operating activities	(2,018)	(1,695)
Investing activities:
Increase in investment in subsidiaries	4,675	3,311
Net cash provided by investing activities	4,675	3,311
Financing activities:
Repayments of long term borrowings	(1,167)	(2,666)
Proceeds from issuance of share-based compensation	298	359
Purchase of treasury stock	(1,720)	(39)
Net cash used by financing activities	(2,589)	(2,346)
Net increase (decrease) in cash and cash equivalents	69	(730)
Cash and cash equivalents, beginning of year	885	1,615
Cash and cash equivalents, end of year	$954	$885
Supplemental cash flow information:
Interest paid	$2,314	$2,701
Income tax payments received from subsidiary bank, net of income taxes paid	$3,322	$1,050

NOTE 30. Quarterly Financial Data

Unaudited (in thousands, except per share data)	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,875	$11,133	$10,988	$11,245
Interest expense	6,076	5,773	5,047	5,098
Net interest income	4,799	5,360	5,941	6,147
Provision for credit losses	250	700	2,800	-
Net interest income after provision for credit losses	4,549	4,660	3,141	6,147

Non-interest income (loss)	1,697	(284)	310	2,130
Non-interest expense	5,986	7,739	6,859	7,563
Income (loss) from continuing operations before income taxes	260	(3,363)	(3,408)	714
Income tax provision (benefit)	(1)	(1,386)	(1,345)	4
Income (loss) from continuing operations	261	(1,977)	(2,063)	710
Discontinued operations:
Income (loss) from discontinued insurance segment, (including a gain on sale of $6,083 in the second quarter)	2,070	6,084	(12)	(26)
Income tax provision (benefit)	774	2,280	62	(49)
Income (loss) from discontinued operations	1,296	3,804	(74)	23
Net income (loss)	$1,557	$1,827	$(2,137)	$733

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.56)	$(0.60)	$0.21
Income (loss) from discontinued insurance segment, net of income taxes	0.40	1.08	(0.02)	-
Basic earnings (loss) per common share	$0. 46	$0.52	$(0.62)	$0.21

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.56)	$(0.60)	$0.20
Income (loss) from discontinued insurance segment, net of income taxes	0.39	1.08	(0.02)	0.01
Diluted earnings (loss) per common share	$0.46	$0.52	$(0.62)	$0.21

Average common shares:
Basic	3,500,810	3,501,544	3,414,670	3,439,571
Diluted	3,556,323	3,573,181	3,475,599	3,487,268

Unaudited (in thousands, except per share data)	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,361	$10,670	$10,689	$10,688
Interest expense	5,666	5,770	6,035	6,135
Net interest income	4,695	4,900	4,654	4,553
Provision for credit losses	210	-	-	-
Net interest income after provision for credit losses	4,485	4,900	4,654	4,553

Non-interest income	780	1,486	1,396	1,476
Non-interest expense	5,546	5,610	5,788	6,131
Income (loss) from continuing operations before income taxes	(281)	776	262	(102)
Income tax provision (benefit)	(292)	131	(50)	(152)
Income from continuing operations	11	645	312	50
Discontinued operations:
Income from discontinued insurance segment	1,726	779	787	841
Income tax provision	720	329	296	185
Income from discontinued operations	1,006	450	491	656
Net income	$1,017	$1,095	$803	$706

Basic earnings per common share:
Income from continuing operations	$0.01	$0.18	$0.09	$0.01
Income from discontinued insurance segment, net of income taxes	0.29	0.13	0.14	0.19
Basic earnings per common share	$0.30	$0.31	$0.23	$0.20

Diluted earnings per common share:
Income from continuing operations	$0.01	$0.18	$0.09	$0.01
Income from discontinued insurance segment, net of income taxes	0.28	0.13	0.14	0.19
Diluted earnings per common share	$0.29	$0.31	$0.23	$0.20

Average common shares:
Basic	3,449,067	3,463,495	3,490,363	3,491,731
Diluted	3,485,940	3,504,583	3,532,686	3,535,601

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, BNCCORP, Inc. has evaluated the effectiveness of the design and operation of BNCCORP, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, BNCCORP, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conclude that BNCCORP Inc.’s disclosure controls and procedures were effective in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting
BNCCORP Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. BNCCORP Inc.’s internal control system was designed to provide reasonable assurance to BNCCORP Inc.’s management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. BNCCORP Inc.’s management, under the supervision and with the participation of BNCCORP Inc.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of BNCCORP Inc.’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, BNCCORP Inc.’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Scope of the Controls Evaluation
The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, our controls’ implementation and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our internal audit and credit review departments in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our external auditors also review Internal Controls in connection with their audit activities. Our intent in this regard is that the disclosure controls and internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, involving management or other employees who have a significant role in our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s audit committee and to our independent auditors and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”, These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Item 11. Executive Compensation

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($) (1)	($) (2)	($)	($)	($)	($)	($)
Gregory K. Cleveland	2007	300,000	175,000	-	-	-	-	28,978	503,978
Tracy Scott	2007	275,000	60,000	-	-	-	-	12,395	347,395
Timothy J. Franz	2007	172,500	80,000	17,850	-	-	-	3,627	273,977

(1)	Included in the bonuses for Mr. Cleveland, Mr. Scott and Mr. Franz are $100,000, $60,000 and $50,000, respectively that were rewarded for the successful sale of BNC Insurance.
(2)
The value of the restricted stock award is based on the amount recognized in 2007 in compliance with SFAS 123R.  Mr. Franz’s stock vests in three equal installments on December 31, 2007, December 31, 2008 and December 31, 2009.

Name	401(k) Match	Employer Paid Life Insurance Premiums	Imputed Value of Split Dollar Life Insurance	Company Car	Club Dues	Parking	Other	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Gregory K. Cleveland	10,250	189	1,956	7,873	7,570	1,140	-	28,978
Tracy Scott	10,250	189	1,956	-	-	-	-	12,395
Timothy J. Franz	3,438	189	-	-	-	-	-	3,627

Outstanding Equity Awards At December 31, 2007
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gregory K. Cleveland	24,000	-	17.00	1/2/2008	-	-
	24,000	-	5.94	1/5/2011	-	-
Tracy Scott	12,000	-	17.00	1/2/2008	-	-
	8,000	-	5.94	1/5/2011	-	-
Timothy J. Franz	-	-	-	-	3,333	43,296

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2007, certain information regarding beneficial co-ownership of the Common Stock by each stockholder known by BNC to be the beneficial owner of more than 5% of the outstanding Common Stock. Each person listed below has sole voting and investment power with respect to the shares beneficially owned unless otherwise stated.

		Percent of
	Number of Shares	Outstanding
Name and Address of Beneficial Owner	Beneficially Owned	Common Stock
Kenneth H. Johnson 1331 South Federal Chicago, Illinois 60605	418,302	11.98%

Financial Stocks Capital Partners IV, L.P. 507 Carew Tower 441 Vine Street Cincinnati, Ohio 45202	337,500	9.67%

Jeffrey L. Gendell, et al 55 Railroad Avenue Greenwich, Connecticut 06830	259,240	7.42%

Security Ownership of Management

The following table shows the number of shares of our common stock beneficially owned as of December 31, 2007 by our directors, our Named Executive Officers and all of our directors and executive officers as a group. Each person listed below has sole voting and investment power with respect to the shares beneficially owned unless otherwise stated:

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Outstanding Common Stock

Gregory K. Cleveland	108,137	(2),(3)	3.66%
Tracy Scott	127,920	(1),(2)	3.10%
Timothy J. Franz	8,000		*
Mark W. Sheffert	-		-
Richard M. Johnsen, Jr.	7,150	(2)	*
Gaylen Ghylin	16,698		*
Jerry R. Woodcox	7,312	(2),(4)	*
Stephen H. Roman	-		-
Bradley D. Bonga	160,369		4.59%
BNC National Bank, as Trustee (the “Trustee”) of the BNCCORP. INC. 401(k) Savings Plan	145,011	(5)	4.15%
All directors and executive officers as a group	435,586		12.48%
*Less than 1 percent.

(1)	Includes the following number of shares allocated to such individual’s account as of December 31, 2007 under the Company’s 401(k) Savings Plan: Mr. Scott (24,046).
(2)	Includes shares that may be acquired within 60 days through exercise of stock options: Mr. Scott (8,000), Mr. Cleveland (24,000), Mr. Johnsen (650), Mr. Woodcox (650).
(3)	Includes 78,480 shares owned by Mr. Cleveland’s wife.
(4)	Includes 2,266 shares owned by Mr. Woodcox’s wife.
(5)	Each participant of the Company’s 401(k) Savings Plan is entitled to direct the Trustee as to the manner in which to vote the shares allocated to the participant’s account.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2007, non-management directors received the following cash compensation (directors who are employed by the Company receive no compensation for serving on the Board or any Board committees). The non-management directors did not receive any stock or option awards.

                                                                        Director Compensation

Name	Fees Earned or Paid in Cash ($)
Mark W. Sheffert (1)	57,000
Richard M. Johnsen, Jr. (1)	51,500
Gaylen Ghylin	36,500
Jerry R. Woodcox	34,500
Stephen H. Roman	29,500
Bradley D. Bonga (2)	6,500

(1)
Mr. Sheffert and Mr. Johnsen were each compensated $15,000 related to their service on the Board’s Special Committee and their efforts in connection with the Company’s sale of substantially all of the assets of BNC Insurance Services, Inc.

(2)	Mr. Bonga was elected to the Board in November 2007.

On June 20, 2007, the Board, upon recommendation of its Compensation Committee, approved changes to its policy regarding the cash compensation payable to non-management directors.  The Compensation Committee received input from an independent compensation consultant in order to ensure that non-management director compensation reflected current competitive market conditions.

Effective as of June 20, 2007, non-management directors receive a cash retainer of $20,000 per year and the lead director receives an additional cash retainer of $12,000 per year.  The committee chair annual retainers are $4,000 for the Chair of the Audit Committee, $3,000 for the Chair of the Compensation Committee and $2,000 for the Chair of the Nominating and Corporate Governance Committee. The director and committee retainers for 2007 were pro-rated. Additionally, each non-management director receives attendance fees of $1,000 for each Board meeting and $500 for each committee meeting.  Non-management directors are reimbursed for their customary and reasonable business expenses to attend meetings of the Board and related committees and otherwise attend to Company business.

Prior to June 20, 2007, each non-management director received a director’s fee of $12,000 per year and an additional $500 for each committee meeting attended. The lead director received an additional cash retainer of $6,000 per year.  Additionally, each non-employee director received attendance fees of $500 for each quarterly Board meeting, $100 for each monthly or special Board meeting, and $500 for attending the annual meeting.

Although no grants have been made, all non-management directors are eligible to receive stock compensation under the BNCCORP, Inc. 2006 Stock Incentive Plan.

In 2007, a company controlled by Mr. Sheffert was paid $5,147 by BNCCORP for consulting services.

The executive officers and directors of BNC and members of their immediate families and businesses in which they hold controlling interests are customers of BNC National Bank (the “Bank”), and it is anticipated that such parties will continue to be customers of the Bank in the future. All outstanding loans and extensions of credit by the Bank to these parties were made in the ordinary course of business in accordance with applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons, and in the opinion of management, do not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2007, the aggregate balance of the Bank’s loans and advances under existing lines of credit to these parties, which exceeded $60,000 were $1.9 million and $1.3 million at December 31, 2007 and 2006, respectively. During 2006, there was one loan in the amount of $1.0 million that was originated and subsequently sold.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees and costs paid or accrued by the Company for the audit services provided by KPMG during each of the fiscal years represented:

	2007	2006
Audit Fees	$156 000	$147,000
Audit-Related Fees	50,200	22,700
Tax	-	-
Out of pocket expenses	37,362	42,763
All Other Fees	-	2,900
Total	$243,562	$215,363

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereby. We will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

                                                                                                                                                               BNCCORP, Inc

By:	/s/ Gregory K. Cleveland
Gregory K. Cleveland President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gregory K. Cleveland		March 27, 2008
Gregory K. Cleveland	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy J. Franz		March 27, 2008
Timothy J. Franz	Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

/s/ Mark W. Sheffert
Mark W. Sheffert	Chairman of the Board and Director	March 27, 2008

/s/ Bradley D. Bonga		March 27, 2008
Bradley D. Bonga	Director

/s/ Gaylen Ghylin		March 27, 2008
Gaylen Ghylin	Director

/s/ Richard M. Johnsen, Jr.		March 27, 2008
Richard M. Johnsen, Jr.	Director

/s/ Stephen H. Roman		March 27, 2008
Stephen H. Roman	Director

/s/ Tracy Scott		March 27, 2008
Tracy Scott	Director

/s/ Jerry R. Woodcox		March 27, 2008
Jerry R. Woodcox	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated January 11, 2006.
3.3	Amended Section 7 of the Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 18, 2007.
4.1	Specimen of Common Stock Certificate, incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-92369).
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

10.6
Amended and Restated Declaration of Trust, dated July 30, 2007, among BNCCORP, Inc., as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2007.

10.7
Indenture, dated July 30, 2007, between BNCCORP, Inc., as issuer, and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 3, 2007.

E-1

Exhibit No.	Exhibit Description
10.8
Guarantee Agreement, dated July 30, 2007, between BNCCORP, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 3, 2007.

10.9	Form of BNCCORP, Inc. 2002 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated as of May 17, 2002.
10.10	Form of BNCCORP, Inc. 2006 Stock Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement dated as of May 1, 2006.
10.11	Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K dated August 30, 2006.
10.12	Employment Agreement, dated October 1, 2006, by and between BNC Insurance, Inc., and Richard W. Milne, Jr., incorporated by reference to the registrant’s Form 8-K filed on October 25, 2006.
10.13
Purchase and Sale Agreement among the Company, BNC Insurance Services, Inc., an Arizona corporation and wholly-owned indirect subsidiary of the Company, and Hub International of California Insurance Services, Inc., a California corporation, dated as of March 14, 2007, incorporated by reference to the registrant’s Form 8-K filed on March 15, 2007.

21.1	Subsidiaries of Company.
31.1	Chief Executive Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

E-2